Form 10-Q
period 2012-03-31
FORUM ENERGY TECHNOLOGIES, INC.
filed 2012-05-04
CIK 1401257

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________________
FORM 10-Q
___________________________________

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Quarterly Period Ended March 31, 2012
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________
Commission File Number 001-35504
FORUM ENERGY TECHNOLOGIES, INC.
(Exact name of registrant as specified in its charter)

Delaware	61-1488595
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

920 Memorial City Way, Suite 1000
Houston, Texas 77024
(Address of principal executive offices)
(281) 949-2500
(Registrant’s telephone number, including area code)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☑
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of April 30, 2012, there were 85,004,392 common shares outstanding.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
Forum Energy Technologies, Inc. and subsidiaries
Condensed consolidated statements of comprehensive income
For the three months ended March 31, 2012 and 2011
(Unaudited)

	Three Months Ended March 31,
(in thousands of dollars, except share information)	2012	2011
Net sales	$363,489	$203,052
Cost of sales	237,046	144,255
Gross profit	126,443	58,797
Operating expenses
Selling, general and administrative expenses	54,854	36,193
Contingent consideration	1,000	—
Transaction expenses	355	275
(Gain) loss on sale of assets	21	(303)
Total operating expenses	56,230	36,165
Operating income	70,213	22,632
Other expense (income)
Interest expense	5,786	3,240
Other, net	31	64
Total other expense	5,817	3,304
Income before income taxes	64,396	19,328
Provision for income tax expense	21,885	6,930
Net income	42,511	12,398
Less: Income attributable to noncontrolling interest	29	29
Net income attributable to common stockholders	42,482	12,369

Weighted average shares outstanding
Basic	67,960	58,322
Diluted	74,741	61,247
Earnings per share
Basic	$0.63	$0.21
Diluted	0.57	0.20

Other comprehensive income, net of tax:
Net income	42,511	12,398
Change in foreign currency translation, net of tax of $0	10,507	6,319
Gain on derivative instruments, net of tax of $0 and $175	—	326
Comprehensive income	53,018	19,043
Less: comprehensive income attributable to noncontrolling interests	64	20
Comprehensive income attributable to common stockholders	$52,954	$19,023
The accompanying notes are an integral part of these condensed consolidated financial statements.

Forum Energy Technologies, Inc. and subsidiaries
Condensed consolidated balance sheets
at March 31, 2012 and December 31, 2011
(Unaudited)

(in thousands of dollars, except share information)	March 31, 2012	December 31, 2011
Assets
Current assets
Cash and cash equivalents	$15,826	$20,548
Accounts receivable—trade, net	247,738	228,686
Inventories	361,111	324,638
Prepaid expenses and other current assets	11,542	14,372
Costs and estimated profits in excess of billings	12,330	11,706
Deferred income taxes, net	18,755	18,636
Total current assets	667,302	618,586
Property and equipment, net of accumulated depreciation	132,514	124,840
Deferred financing costs, net	9,618	10,131
Intangibles	237,610	241,314
Goodwill	606,564	600,827
Other long-term assets	13,634	11,617
Total assets	$1,667,242	$1,607,315
Liabilities and Equity
Current liabilities
Current portion of long-term debt and capital lease obligations	$8,022	$5,176
Accounts payable—trade	103,361	97,642
Accrued liabilities and other current liabilities	92,524	92,251
Contingent consideration liability	39,459	41,800
Deferred revenue	18,139	12,692
Billings in excess of costs and profits recognized	8,434	4,906
Derivative instruments	—	185
Total current liabilities	269,939	254,652
Long-term debt, net of current portion	647,288	660,379
Deferred income taxes, net	34,954	35,103
Derivative instruments	1,503	1,588
Other long-term liabilities	32	461
Total liabilities	953,716	952,183
Commitments and contingencies
Equity
Common stock, $0.01 par value, 296,000,000 shares authorized, 68,014,066 and 67,944,025 shares issued and outstanding	680	679
Additional paid-in capital	429,811	424,466
Treasury stock	(25,877)	(25,877)
Warrants	27,092	27,097
Retained earnings	286,627	244,145
Accumulated other comprehensive loss	(5,510)	(16,017)
Total stockholders’ equity	712,823	654,493
Noncontrolling interest in subsidiary	703	639
Total equity	713,526	655,132
Total liabilities and equity	$1,667,242	$1,607,315
The accompanying notes are an integral part of these condensed consolidated financial statements.

Forum Energy Technologies, Inc. and subsidiaries
Condensed consolidated statements of cash flows
For the three months ended March 31, 2012 and 2011
(Unaudited)

	Three Months Ended March 31,
(in thousands of dollars, except share information)	2012	2011
Cash flows from operating activities
Net income	$42,511	$12,398
Adjustments to reconcile net income to net cash provided by operating activities
Change in contingent consideration	1,000	—
Share-based compensation expense	1,135	1,329
Depreciation expense	6,835	5,620
Amortization of intangible assets	4,990	2,237
Other	733	1,347
Changes in operating assets and liabilities
Accounts receivable—trade	(18,128)	(18,331)
Inventories	(34,779)	(14,400)
Prepaid expenses and other current assets	(295)	2,412
Accounts payable, deferred revenue and other accrued liabilities	13,520	1,942
Billings in excess of costs and estimated profits earned, net	3,403	1,030
Net cash provided by (used in) operating activities	$20,925	$(4,416)
Cash flows from investing activities
Capital expenditures for property and equipment	(12,310)	(6,731)
Proceeds from sale of property and equipment and other	1,394	531
Acquisition of businesses, net of cash acquired	(2,839)	(31,509)
Net cash provided by (used in) investing activities	$(13,755)	$(37,709)
Cash flows from financing activities
Deferred financing costs	200	—
Borrowings due to acquisitions	2,839	31,509
Borrowings on long-term debt	39,313	7,439
Repayment of long-term debt	(52,397)	(136)
Excess tax benefits from stock based compensation	89	—
Proceeds from stock issuance	774	—
Net cash provided by (used in) financing activities	$(9,182)	$38,812
Effect of exchange rate changes on cash	(2,710)	1,325
Net increase (decrease) in cash and cash equivalents	(4,722)	(1,988)
Cash and cash equivalents
Beginning of period	20,548	20,348
End of period	$15,826	$18,360
Noncash investing and financing activities
Acquisition via contingent consideration and stock	$—	$25,300
The accompanying notes are an integral part of these condensed consolidated financial statements.

Forum Energy Technologies, Inc. and subsidiaries
Notes to condensed consolidated financial statements
(Unaudited)
1. Organization and basis of presentation
Forum Energy Technologies, Inc. (the “Company”), a Delaware corporation, is a global oilfield products company, serving the subsea, drilling, completion, production and infrastructure sectors of the oil and natural gas industry. The Company designs and manufactures products, and engages in aftermarket services, parts supply and related services that complement the Company’s product offering.
As of March 31, 2012, the Company's common stock was owned by three private equity funds with the same sponsor, certain current and former employees and directors of the Company, and former owners of acquired companies. The Company closed its initial public offering (“IPO”) on April 17, 2012. The Company sold 13,889,470 shares of common stock and the selling stockholders sold 7,900,000 shares of common stock, including 2,842,104 shares of common stock pursuant to the underwriters' option to purchase additional shares, each at an offering price of $20.00 per share. After deducting estimated expenses and underwriting discounts, the Company and the selling stockholders received net proceeds of approximately $257.9 million and $147.2 million, respectively. The Company did not receive any proceeds from the sale of common stock by the selling stockholders. Concurrently with the closing of the IPO, the Company sold 2,666,666 shares of common stock in a private placement to a private equity fund (not affiliated with the sponsor) for net proceeds of $50 million. The Company used all of the net proceeds from the IPO and concurrent private placement to repay a portion of the outstanding borrowings under the revolving portion of the Company's senior secured credit facility (the "Credit Facility"). The Company's common shares are listed on the New York Stock Exchange under the symbol "FET". Refer to Note 13, Subsequent Events, for further discussion.
Basis of presentation
The accompanying unaudited condensed consolidated financial statements of the Company include the accounts of Forum Energy Technologies, Inc. and its subsidiaries.
All significant intercompany transactions have been eliminated in consolidation. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for the fair statement have been included. Operating results for the three months ended March 31, 2012 are not necessarily indicative of the results that may be expected for the year ended December 31, 2012.
These interim financial statements are unaudited and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete consolidated financial statements and should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2011 included in the Company’s prospectus filed with the SEC pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended ("Securities Act"), on April 13, 2012 (the “Prospectus”).
Stock Split
On March 28, 2012, the Company effected a 37 for 1 stock split of its outstanding shares of common stock. All applicable share and per-share amounts in the condensed consolidated financial statements and related disclosures have been retroactively adjusted to reflect this stock split.
2. Recent accounting pronouncements
From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board ("FASB") which are adopted by the Company as of the specified effective date. Unless otherwise discussed, management believes that the impact of recently issued standards, which are not yet effective, will not have a material impact on the Company’s consolidated financial statements upon adoption.
In May 2011, the FASB expanded the fair value measurements and disclosures guidance about items marked to fair value that are categorized within Level 3 of the fair value hierarchy to include qualitative explanations of the valuation methodology used and sensitivity analysis of the valuation inputs. The amendment also requires that items that are not measured at fair value, but for which the fair value is disclosed, also disclose the level in the fair value hierarchy in which those items were categorized. This guidance was adopted by the Company for the fiscal year beginning on January 1, 2012 and did not have a material impact on the Company’s financial statements.

Forum Energy Technologies, Inc. and subsidiaries
Notes to condensed consolidated financial statements (continued)
(Unaudited)

In June 2011, the FASB issued an update to ASC 220, Presentation of Comprehensive Income. This Accounting Standards Update (“ASU”) provides that an entity that reports items of other comprehensive income has the option to present comprehensive income in either (1) a single statement that presents the components of net income and total net income, the components of other comprehensive income and total other comprehensive income, and a total for comprehensive income; or (2) a two-statement approach, which presents the components of net income and total net income in a first statement, immediately followed by a financial statement that presents the components of other comprehensive income, a total for other comprehensive income, and a total for comprehensive income. The option in current GAAP that permits the presentation of other comprehensive income in the statement of changes in equity was eliminated. For the fiscal year beginning January 1, 2012, the Company adopted the guidance and began presenting comprehensive income in a single statement. The guidance was applied retrospectively and did not have a material impact on the Company's financial statements.
In December 2010, the FASB issued FASB ASU 2010-28, "Intangibles - Goodwill and Other," which affects entities evaluating goodwill for impairment under FASB ASC 350-20. ASU 2010-28, among other things, requires entities with a zero or negative carrying value to assess, considering qualitative factors, whether it is more likely than not that goodwill impairment exists. If an entity concludes that it is more likely than not that goodwill impairment exists, the entity must perform step 2 of the goodwill impairment test. This guidance was adopted by the Company for the fiscal year beginning on January 1, 2012 and did not have a material impact on the Company’s financial statements.
3. Acquisitions
The Company completed eight acquisitions during fiscal year 2011. The following summarizes the six largest acquisitions.
Wood Flowline Products, LLC
In February 2011, the Company purchased Wood Flowline Products, LLC (“WFP”). WFP manufactures pressure control and flow equipment products that are principally used in the fracturing and well stimulation process. WFP also provides on-site recertification and refurbishment services of the associated flow equipment products. This acquisition provides the Company with new exposure to the growing well completions sector, specifically focused on the development of North American unconventional shale and tight sands resources. The results of WFP’s operations have been included in the Company’s consolidated financial statements beginning February 1, 2011 and are included in the Company’s Production and Infrastructure segment. The purchase consideration included two separate contingent consideration payments, which may be payable in cash and/or shares of the Company's common stock based upon WFP’s 2011 and 2012 calendar year earnings as defined in the purchase and sale agreement. The fair value of the contingent consideration was estimated at the time of the acquisition to be $13.4 million based on an internal valuation of the earnings level that the acquired company is expected to achieve. The fair value of the contingent consideration payment was re-measured as of December 31, 2011 at $22.1 million and was included in "Contingent consideration liability” in the consolidated balance sheet. Upon resolution of the results of operation for WFP for the year ended December 31, 2011, the portion of the contingent consideration to be paid in shares of the Company's common stock was finalized and $3.3 million of the liability was reclassified to equity. The fair value of the remaining contingent consideration liability was re-measured as of March 31, 2012 at $19.7 million and is included in “Contingent consideration liability” in the condensed consolidated balance sheets. The change in fair values during the three months ended March 31, 2012 of $0.9 million is net of the portion reclassified to equity and is included in “Contingent consideration” in the condensed consolidated statements of comprehensive income.
Phoinix Global LLC
In April 2011, the Company purchased Phoinix Global LLC (“Phoinix”), a provider of high pressure flow control equipment and products utilized in the well stimulation and flow back processes of oil and gas well completion based in Alice, Texas. This acquisition adds to the Company’s flow equipment products capabilities through a product offering that includes fluid-ends for hydraulic fracturing pressure pumps, plug valves, relief valves, chokes, manifolds, manifold trailers and flow equipment transport trucks. The results of the Phoinix operations have been included in the Company’s consolidated financial statements beginning May 1, 2011 and are included in the Company’s Production and Infrastructure segment. The purchase consideration included two separate contingent consideration payments, which may be payable in cash based upon Phoinix’s 2011 and 2012 calendar year earnings as defined in the purchase and sale agreement. The fair value of the contingent consideration was

Forum Energy Technologies, Inc. and subsidiaries
Notes to condensed consolidated financial statements (continued)
(Unaudited)

estimated at the time of the acquisition to be $16.3 million based on an internal valuation of the earnings level that Phoinix is expected to achieve. The fair value of the contingent consideration payment was re-measured as of March 31, 2012 and December 31, 2011 at $19.8 million and $19.7 million, respectively, and is included in “Contingent consideration liability” in the consolidated balance sheets. The change in fair value for the three months ended March 31, 2012 of $0.1 million is included in “Contingent consideration” in the condensed consolidated statements of comprehensive income.
Cannon Services, LLC
In July 2011, the Company acquired Cannon Services, LLC (“Cannon”), based in Stafford, Texas. Cannon is a provider of standard and customized clamp and stamped metal protection systems used to shield the downhole control lines and gauges during their installation and provide protection during production enhancement operations. This acquisition, along with the acquisition of Davis-Lynch LLC ("Davis Lynch"), formed the product platform targeting niche downhole products that are consumed during the well construction, completion, intervention and production enhancement processes, as well as those associated with the growth in intelligent well construction. The results of Cannon’s operations have been included in the Company’s consolidated financial statements beginning July 11, 2011 and are included in the Company’s Drilling and Subsea segment.
AMC Global Group, Ltd.
In July 2011, the Company acquired AMC Global Group, Ltd. (“AMC”), based in Aberdeen, Scotland. AMC designs and manufactures specialized torque equipment for tubular connections, including high torque stroking units, fully rotational torque units and portable torque units for field deployment and related control systems, and provides aftermarket service. This acquisition enhanced the product offerings in our drilling products line. The results of AMC’s operations have been included in the Company’s consolidated financial statements beginning July 1, 2011 and are included in the Company’s Drilling and Subsea segment.
P-Quip, Ltd.
In July 2011, the Company acquired P-Quip, Ltd. (“P-Quip”), based in Kilbirnie, Scotland. P-Quip manufactures proprietary mud pump fluid end assemblies, mud pump rod systems, liner retention systems, valve cover retention systems and other drilling flow control products. This acquisition enhanced the product offerings in our drilling products line. The results of P-Quip’s operations have been included in the Company’s consolidated financial statements beginning July 5, 2011 and are included in the Company’s Drilling and Subsea segment.
Davis-Lynch LLC
In July 2011, the Company acquired Davis-Lynch based in Pearland, Texas. Davis-Lynch is a provider of proprietary, downhole cementing and casing products. This acquisition along with the acquisition of Cannon formed the new product platform targeting niche downhole products that are consumed during the well construction, completion, intervention and production enhancement processes, as well as those associated with the growth in intelligent well construction. The results of Davis-Lynch’s operations have been included in the Company’s consolidated financial statements beginning August 1, 2011 and are included in the Company’s Drilling and Subsea segment.
The following table provides pro forma information related to all acquisitions in the aggregate (in thousands, except per share data):

Three Months Ended March 31, 2011
Revenue	$262,439
Net income	22,463
Basic earnings per share	0.39
Diluted earnings per share	0.37
The pro forma information for the three months ended March 31, 2011 assumes the acquisitions listed above occurred as of January 1, 2011.
The combined results of operations of the acquired businesses have been adjusted to reflect additional depreciation of fixed assets and amortization of intangible assets subject to amortization. Pro forma interest expense was

Forum Energy Technologies, Inc. and subsidiaries
Notes to condensed consolidated financial statements (continued)
(Unaudited)

calculated on notes payable and draws on the Company’s available line of credit at a rate of 4.7%, as if the businesses were acquired at the beginning of January 1, 2011.
Although the Company believes the accounting policies and procedures used to prepare the pro forma schedules are reasonable, these pro forma results do not purport to be indicative of the actual results which would have been achieved had the acquisition been consummated on January 1, 2011. The amounts shown are not intended to be a projection of future results.
4. Inventories
The Company's significant components of inventory at December 31, 2011 and March 31, 2012 were as follows (in thousands):

	March 31, 2012	December 31, 2011
Raw materials and parts	$113,847	$102,301
Work in process	49,691	50,341
Finished goods	210,626	184,331
Gross inventories	374,164	336,973
Inventory reserve	(13,053)	(12,335)
Inventories	$361,111	$324,638
5. Goodwill and intangible assets
Goodwill
The changes in the carrying amount of goodwill from January 1, 2012 to March 31, 2012, were as follows (in thousands):

	Drilling & Subsea	Production & Infrastructure	Total
Goodwill Balance at January 1, 2012 net	$523,019	$77,808	$600,827
Impact of non-United States local currency translation	5,646	91	5,737
Goodwill Balance at March 31, 2012 net	$528,665	$77,899	$606,564
Intangible assets
At March 31, 2012 and December 31, 2011, intangible assets consisted of the following, respectively (in thousands):

	March 31, 2012
	Gross carrying amount	Accumulated amortization	Net amortizable intangibles	Amortization period (in years)
Customer relationships	$212,510	$(39,713)	$172,797	4-15
Patents and technology	19,586	(3,095)	16,491	5-17
Non-compete agreements	5,548	(4,262)	1,286	3-6
Trade names	35,125	(6,704)	28,421	10-15
Contracts	260	(260)	—	<1
Distributor relationships	22,160	(9,066)	13,094	8-15
Trademark	5,521	—	5,521	Indefinite
Intangible Assets Total	$300,710	$(63,100)	$237,610

Forum Energy Technologies, Inc. and subsidiaries
Notes to condensed consolidated financial statements (continued)
(Unaudited)

	December 31, 2011
	Gross carrying amount	Accumulated amortization	Net amortizable intangibles	Amortization period (in years)
Customer relationships	$211,933	$(36,160)	$175,773	4-15
Patents and technology	19,172	(2,676)	16,496	5-17
Non-compete agreements	5,234	(4,108)	1,126	3-6
Trade names	35,076	(6,088)	28,988	10-15
Contracts	260	(260)	—	<1
Distributor relationships	22,160	(8,750)	13,410	8-15
Trademark	5,521	—	5,521	Indefinite
Intangible Assets Total	$299,356	$(58,042)	$241,314
6. Debt
Notes payable and lines of credit consisted of the following at March 31, 2012 and December 31, 2011 (in thousands):

	March 31, 2012	December 31, 2011
Senior secured revolving credit facility	$354,673	$363,694
Term loan	300,000	300,000
Other debt	637	1,861
Total debt	655,310	665,555
Less: current maturities	(8,022)	(5,176)
Long-term debt	$647,288	$660,379
The Company has entered into the Credit Facility with several financial institutions. The Credit Facility provides for a $600 million revolving credit facility with up to $75 million of letters of credit and up to $25 million in swingline loans, and a $300 million term loan. In addition, the Company has the ability to increase the commitments under the Credit Facility by up to $100 million and the facility matures in October 2016. Weighted average interest rates (without the effect of hedging) at March 31, 2012 and December 31, 2011 were 2.75% and 2.78%, respectively.
Availability under the Credit Facility, giving effect to the financial covenants provided therein, was approximately $240 million and $230 million at March 31, 2012 and December 31, 2011, respectively. The Company was in compliance with all financial covenants at March 31, 2012 and December 31, 2011.
On April 17, 2012, the Company sold 13,889,470 shares of common stock in its IPO and 2,666,666 shares of common stock in a private placement to a private equity fund (not affiliated with the sponsor) for aggregate net proceeds of approximately $257.9 million and $50.0 million, respectively. The Company used all of the net proceeds to repay a portion of the outstanding borrowings under the revolving portion of the Credit Facility. Refer to Note 13, Subsequent Events, for further discussion.
Other debt
Other debt consists primarily of upfront annual insurance premiums that have been financed and capital lease obligations.
7. Income taxes
The Company’s effective tax rate for the three months ended March 31, 2012 and 2011 was 34.0% and 35.9%, respectively. The tax provision for the first quarter of 2012 is lower than the comparable period in 2011 primarily due to lower tax rates on earnings in non-U.S. jurisdictions.

Forum Energy Technologies, Inc. and subsidiaries
Notes to condensed consolidated financial statements (continued)
(Unaudited)

8. Fair value measurements
During the three months ended March 31, 2011, the Company had an interest rate swap agreement to convert variable interest payments related to $34 million of floating rate debt to fixed interest payments. These swaps expired in March and November 2011. During the three months ended March 31, 2011, the Company also had an interest rate collar arrangement to reduce the variability in interest payments related to $20 million in floating rate debt. This interest rate collar instrument expired in November 2011. These instruments were designated as cash flow hedging instruments and changes in their fair values were recognized in accumulated other comprehensive income or loss.
Approximately $75 million of the Company's interest rate swaps were not designated for hedge accounting at inception. These swaps have a fixed rate of 1.83% plus the applicable margin and expire in August 2013. They are also recorded at fair value, which is measured using the market approach valuation technique. These interest rate swap agreements were executed to hedge the interest rate risk exposure. The realized gains and losses are included in Interest expense in the condensed consolidated statements of comprehensive income. At March 31, 2012, the fair value of the swap agreements was recorded as a long-term liability of $1.5 million. At December 31, 2011, the fair value of the swap agreements was recorded as a current and long-term liability of $0.2 million and $1.6 million, respectively.
In connection with the acquisitions of WFP and Phoinix, the total consideration included contingent consideration payments. The fair value of the contingent consideration for these acquisitions was estimated at the time of the respective acquisitions based on internal valuations of the expected earnings levels that the acquired companies are expected to achieve and is re-measured quarterly. Refer to Note 3, Acquisitions, for further discussion.
The Company's financial assets and liabilities are measured at fair value on a recurring basis. There were no outstanding financial assets as of March 31, 2012 and December 31, 2011. The following fair value hierarchy table presents information about the Company’s financial liabilities measured at fair value on a recurring basis as of March 31, 2012 and December 31, 2011 (in thousands):

	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Balance as of March 31, 2012
Liabilities
Interest rate derivatives	$—	$—	$1,503	$1,503
Contingent consideration	—	—	39,459	39,459
Total Liabilities	$—	$—	$40,962	$40,962

	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Balance as of December 31, 2011
Liabilities
Interest rate derivatives	$—	$—	$1,773	$1,773
Contingent consideration	—	—	41,800	41,800
Total Liabilities	$—	$—	$43,573	$43,573
Measurements of the interest rate derivative liabilities and contingent consideration are based on Level 3 inputs. The significant unobservable inputs relating to each fair value measurement is as follows:
Interest rate derivatives. The significant unobservable inputs to this fair value measurement include the projected future interest rates provided by the counterparties to the interest rate swap agreements and the fixed rates that the Company is obligated to pay under these agreements. The Company determines the value of derivative financial instruments using composite quotes obtained from market pricing services or, in certain cases, active-market quotes obtained from financial institutions.
Contingent consideration. The significant unobservable input to measure for the fair value of the contingent consideration is the earnings level that the acquired company is expected to achieve based on an internal

Forum Energy Technologies, Inc. and subsidiaries
Notes to condensed consolidated financial statements (continued)
(Unaudited)

valuation. In developing these estimates, the Company considered the earnings projections, the acquired company's historical results, the general macro-economic environment and industry trends. Since the payment of the liability that is related to 2012 earnings will occur in 2013, the Company calculated the net present value of the liability as of March 31, 2012 using an appropriate discount rate.
At March 31, 2012, the carrying value of the Company's debt, excluding capital leases, was $654.7 million. The majority of the debt incurs interest at a variable interest rate and therefore, the carrying amount approximates fair value. The fair value of the debt is classified as a Level 2 measurement because interest rates charged are similar to other financial instruments with similar terms and maturities.
The Company did not change its valuation techniques associated with recurring fair value measurements from prior periods and there were no transfers between levels of the fair value hierarchy during the three-month period ended March 31, 2012.
The following table sets forth a reconciliation of changes for the three-month period ended March 31, 2012 in the fair value of financial liabilities classified as Level 3 in the fair value hierarchy (in thousands):

	Contingent consideration	Interest rate derivatives
Balance at December 31, 2011	$41,800	$(1,773)
Total Gains or (Losses) (Realized or Unrealized):
Included in Earnings	1,000	270
Reclassified to equity	(3,341)	—
Purchases, Issuances and Settlements	—	—
Transfers In and/or Out of Level 3	—	—
Balance at March 31, 2012	$39,459	$(1,503)
Upon resolution of the results of operations for WFP for the year ended December 31, 2011, the portion of the contingent consideration to be paid in shares of the Company's common stock related to the 2011 earnings was finalized and $3.3 million of the liability was reclassified to equity.
9. Business segments
The Company’s operations are divided into two business segments, Drilling and Subsea (“D&S”) and Production and Infrastructure (“P&I”). The amounts indicated below as "Corporate" relate to costs and assets not allocated to our reportable segments. Summary financial data by segment follows (in thousands):

	Three Months Ended March 31, 2012
	D&S	P&I	Intersegment Eliminations	Corporate	Total segments	Gain/(loss) on sale of assets not part of segment income	Contingent consideration not part of segment income	Transaction expenses not part of segment income	Total
Revenue	$213,064	$150,595	$(170)	$—	$363,489	$—	$—	$—	$363,489
Operating income	45,996	29,692	—	(4,099)	71,589	(21)	(1,000)	(355)	70,213
Total assets	1,232,238	420,143	—	14,861	1,667,242		—	—	1,667,242

	Three Months Ended March 31, 2011
	D&S	P&I	Corporate	Total segments	Gain/(loss) on sale of assets not part of segment income	Transaction expenses not part of segment income	Total
Revenue	$120,726	$82,326	$—	$203,052	$—	$—	$203,052
Operating income	15,282	10,386	(3,064)	22,604	303	(275)	22,632
Total assets	657,869	252,963	1,251	912,083	—	—	912,083

Forum Energy Technologies, Inc. and subsidiaries
Notes to condensed consolidated financial statements (continued)
(Unaudited)

10. Earnings per share
The calculation of basic and diluted earnings per share for each period presented was as follows (dollars and shares in thousands, except per share amounts):

	Three Months Ended March 31,
	2012	2011
Net Income attributable to common stockholders	$42,482	$12,369
Average shares outstanding (basic)	67,960	58,322
Common stock equivalents	6,781	2,925
Diluted shares	74,741	61,247
Earnings per share
Basic earnings per share	$0.63	$0.21
Diluted earnings per share	$0.57	$0.20
The diluted earnings per share calculation excludes approximately 0.1 million stock options and 0.3 million stock options and warrants for the three months ended March 31, 2012 and 2011, respectively, because they were antidilutive as the option exercise price was greater than the average market price of the common stock.
11. Commitments and contingencies
In the ordinary course of business, the Company is, and in the future, could be involved in various pending or threatened legal actions, some of which may or may not be covered by insurance. Management has reviewed such pending judicial and legal proceedings, the reasonably anticipated costs and expenses in connection with such proceedings, and the availability and limits of insurance coverage, and has established reserves that are believed to be appropriate in light of those outcomes that are believed to be probable and can be estimated. The reserves accrued at December 31, 2011 and March 31, 2012 are immaterial. In the opinion of management, the Company's ultimate liability, if any, with respect to these actions is not expected to have a material adverse effect on the Company’s financial positions.
12. Related party transactions
Several of the subsidiaries of the Company have entered into lease agreements for office and warehouse space with former owners of acquired companies, stockholders or affiliates. The dollar amounts related to these related party activities are not significant to the Company’s condensed consolidated financial statements.
A subsidiary of the Company purchased inventory and services from an affiliate of a shareholder totaling $1.4 million and $1.3 million during the three-month periods ended March 31, 2012 and 2011, respectively. The Company sold $0.6 million and $0.1 million of equipment and services to an affiliate of a stockholder during the three-month periods ended March 31, 2012 and 2011, respectively.
13. Subsequent events
The Company closed its IPO on April 17, 2012. The Company sold 13,889,470 shares of common stock and the selling shareholders sold 7,900,000 shares of common stock, including 2,842,104 shares of common stock pursuant to the underwriters' option to purchase additional shares, each at an offering price of $20.00 per share. After deducting underwriting discounts and commissions and estimated expenses, the Company and the selling stockholders received net proceeds of approximately $257.9 million and $147.2 million, respectively. Concurrently with the closing of the IPO, the Company completed a private placement of 2,666,666 shares of common stock at a price of $18.75 per share (the IPO price less the underwriting cost not incurred) for net proceeds of $50 million. The Company used all of the net proceeds to repay outstanding borrowings under the revolving portion of the Credit Facility.
On April 17, 2012, the Company filed a Registration Statement on Form S-8 with the SEC whereby the Company registered 18,500,000 shares of its common stock.

Forum Energy Technologies, Inc. and subsidiaries
Notes to consolidated condensed financial statements
(Unaudited)

The Company has evaluated events subsequent to the balance sheet date and prior to the filing of this Quarterly Report on Form 10-Q for the three months ended March 31, 2012 and has determined that any events or transactions occurring during this period that would require recognition or disclosure are appropriately addressed in these financial statements.

Management's Discussion and Analysis
of Financial Condition and Results of Operations
Item 2.  Management’s discussion and analysis of financial condition and results of operations
CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended (the "Exchange Act"). These forward-looking statements are subject to a number of risks and uncertainties, many of which are beyond our control. All statements, other than statements of historical fact included in this Quarterly Report on Form 10-Q, regarding our strategy, future operations, financial position, estimated revenues and losses, projected costs, prospects, plans and objectives of management are forward-looking statements. When used in this Quarterly Report on Form 10-Q, the words “could,” “believe,” “anticipate,” “intend,” “estimate,” “expect,” “may,” “continue,” “predict,” “potential,” “project” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. In particular, the factors discussed in this Quarterly Report on Form 10-Q, as well as those summarized below, could affect our actual results and cause our actual results to differ materially from expectations, estimates, or assumptions expressed in, forecasted in, or implied in such forward-looking statements.
Forward-looking statements may include statements about:
•business strategy;
•cash flows and liquidity;
•the volatility of oil and natural gas prices;
•our ability to successfully manage our growth, including risks and uncertainties associated with integrating and retaining key employees of the businesses we acquire;
•the availability of raw materials and specialized equipment;
•availability of skilled and qualified labor;
•our ability to accurately predict customer demand;
•competition in the oil and gas industry;
•governmental regulation and taxation of the oil and natural gas industry;
•environmental liabilities;
•political and social issues affecting the countries in which we do business;
•our ability to deliver our backlog in a timely fashion;
•our ability to implement new technologies and services;
•availability and terms of capital;
•general economic conditions;
•benefits of our acquisitions;
•availability of key management personnel;
•operating hazards inherent in our industry;
•the continued influence of our private equity sponsor;
•the ability to establish and maintain effective internal controls over financial reporting;
•the ability to operate effectively as a public traded company;
•financial strategy, budget, projections and operating results;
•uncertainty regarding our future operating results; and
•plans, objectives, expectations and intentions contained in this report that are not historical.

Management's Discussion and Analysis
of Financial Condition and Results of Operations (continued)

All forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q. We disclaim any obligation to update or revise these statements unless required by law, and you should not place undue reliance on these forward-looking statements. Although we believe that our plans, intentions and expectations reflected in or suggested by the forward-looking statements we make in this Quarterly Report on Form 10-Q are reasonable, we can give no assurance that these plans, intentions or expectations will be achieved. We disclose important factors that could cause our actual results to differ materially from our expectations elsewhere in this Quarterly Report on Form 10-Q. These cautionary statements qualify all forward-looking statements attributable to us or persons acting on our behalf.
Overview
Organization
We are a global oilfield products company, serving the subsea, drilling, completion, production and infrastructure sectors of the oil and natural gas industry. We design and manufacture products, and engage in aftermarket services, parts supply and related services that complement our product offering. Our product offering and related services include a mix of highly engineered capital products and frequently replaced items that are consumed in the exploration and development of oil and natural gas reserves. The majority of our revenue is derived from the activity-based consumable products, and the remainder is derived from capital products and rental and other services. We seek to design, manufacture and supply reliable, cost effective products that create value for our broad and diverse customer base, which includes oil and gas operators, land and offshore drilling contractors, well stimulation and intervention service providers, subsea construction and service companies and pipeline and refinery operators, among others. We believe that we differentiate ourselves from our competitors on the basis of the quality of our products, the level of related service and support we provide and the collaborative approach we take with our customers to help them solve critical problems.
We operate in two business segments:

•
Drilling and Subsea Segment. We design and manufacture products and provide related services to the drilling, well construction, completion, intervention and subsea construction and services markets. Through this segment, we offer drilling technologies, including capital equipment and a broad line of products consumed in the drilling process; downhole technologies, including cementing and casing tools and a range of downhole protection solutions; and subsea technologies, including capital equipment, specialty components and tooling, and applied products for subsea pipelines. We also provide a broad suite of complementary subsea technical services and rental items.

•
Production and Infrastructure Segment. We design and manufacture products and provide related equipment and services to the well stimulation, completion, production and infrastructure markets. Through this segment, we supply production and process equipment at the wellhead, specialty pipeline construction equipment, a broad range of industrial and process valves and well stimulation and flow equipment, including related recertification and refurbishment services.

Market conditions
We believe the long-term fundamentals underlying the global demand for energy are strong. We have a positive view on the factors that ultimately drive this demand for energy, such as long-term economic and demographic trends, current and expected commodity prices and the availability of capital to finance the development of energy and related infrastructure projects. Near term indicators that measure the industry's activity level during the quarter, such as drilling activity and commodity prices, are described below.
The following table shows average crude oil and natural gas prices for West Texas Intermediate crude oil ("WTI"), United Kingdom Brent ("Brent") crude oil, and Henry Hub natural gas:

Management's Discussion and Analysis
of Financial Condition and Results of Operations (continued)

	Three Months Ended
	March 31,		December 31,
	2012	2011	2011
Average global oil, $/bbl
West Texas Intermediate	$103.38	$95.22	$94.43
United Kingdom Brent	$118.27	$105.58	$108.37

Average North American Natural Gas, $/Mcf
Henry Hub	$2.60	$4.24	$3.61
Crude oil prices increased over the current quarter, with the average closing price of both WTI Crude and Brent Crude increasing sequentially over the average price in the fourth quarter 2011. During the first quarter 2012, Brent crude reached a high of $126.20 per barrel, supporting continued spending on international and offshore oil development activity. WTI crude reached an intra-quarter high closing price of $110.56 per barrel in the first quarter of 2012, and similarly provided strong pricing support for North American oil producers. The steady oil pricing environments over the quarter facilitated much of the capital spend and strong activity levels underlying the demand for our products.
By contrast, North American natural gas prices have declined sharply from the first quarter 2011 as well as from the fourth quarter of 2011. The spot price of natural gas dropped to an intra-quarter low of $2.13 per mcf in the first quarter 2012, with the average first quarter 2012 price being $2.60 per mcf. With the U.S. natural gas market in oversupply, and the global oil markets exhibiting relative strength, gas directed drilling activity in North American declined sharply throughout the quarter, with much of the related drilling, service and production assets shifting toward oil or liquids targets.
Corresponding to the commodity price trends, the active rig count data below shows information related to broad measures of industry activity. Shown below are average quarterly active rig counts based on rig location, hydrocarbon target and well path, all of which come from Tudor Pickering Holt rig count information.

Management's Discussion and Analysis
of Financial Condition and Results of Operations (continued)

	Three Months Ended
	March 31,		December 31,
	2012	2011	2011
Active Rigs by Location
United States	2,133	1,917	2,183
Canada	582	607	499
International	1,189	1,166	1,188
Global Active Rigs	3,904	3,690	3,870

Land vs. Offshore Rigs
Land	3,536	3,348	3,512
Offshore	368	342	358
Global Active Rigs	3,904	3,690	3,870

U.S. Commodity Target, Land
Oil	547	384	506
Oil/Gas	887	845	934
Gas	491	603	575
Unclassified	150	46	115
Total U.S. Land Rigs	2,075	1,878	2,130

U.S. Well Path, Land
Horizontal	1,210	1,040	1,202
Vertical	657	630	707
Directional	208	208	221
Total U.S. Active Land Rigs	2,075	1,878	2,130
As a broad measure of industry activity, the average global rig count increased modestly in the first quarter 2012 over the fourth quarter 2011, and was up more significantly over the same period last year. This stable level of activity provided a favorable market for our business. A similar activity trend can be seen globally in both the land and offshore markets. In the U.S. market, oil directed activity continued to take share from gas directed activity in a manner that followed the price trends described above. Equally important to our business was the relative share of U.S. rigs being employed horizontally as compared to those being employed vertically. While the share gains of unconventional activity (evidenced by horizontal rigs) has flattened somewhat in the current quarter over the prior quarter, this absolute share majority in the first quarter 2012 indicated strong, sustained unconventional development activity in the U.S. Unconventional activity tends to produce stronger demand for our products than conventional development activity on a per rig basis.
Notwithstanding the strong oil commodity price trends and generally favorable levels of industry activity observed through the active rig count, there are cautionary indicators in the market. The downward trajectory of U.S. natural gas prices may continue to deteriorate beyond current levels. Such a continued downward trajectory could further depress U.S. natural gas directed activity. Additionally, the dislocation of assets from gas rich basins in North America to oil or liquids rich basins could impact the demand for our products and related services. While significant dislocation of capital and service equipment assets from gas to oil/liquids basins occurred during the first quarter 2012, the dislocation trend is likely to continue for the foreseeable future. The equipment required for certain development activities, such as well stimulation and production, can differ between oil and gas basins and may impact demand for our products in favorable and unfavorable ways.

Management's Discussion and Analysis
of Financial Condition and Results of Operations (continued)

Results of operations

	Three Months Ended March 31,		Favorable / (Unfavorable)
	2012	2011	$	%
(in thousands of dollars, except per share information)
Revenue:
Drilling and Subsea	$213,064	$120,726	$92,338	76.5%
Production and Infrastructure	150,595	82,326	68,269	82.9%
Eliminations	(170)	—	(170)	*
Total revenue	$363,489	$203,052	$160,437	79.0%
Cost of sales:
Drilling and Subsea	$133,850	$84,677	$(49,173)	(58.1)%
Production and Infrastructure	103,366	59,578	(43,788)	(73.5)%
Eliminations	(170)	—	170	*
Total cost of sales	$237,046	$144,255	$(92,791)	(64.3)%
Gross profit:
Drilling and Subsea	$79,214	$36,049	$43,165	119.7%
Production and Infrastructure	47,229	22,748	24,481	107.6%
Total gross profit	$126,443	$58,797	$67,646	115.1%
Selling, general and administrative expenses:
Drilling and Subsea	$33,218	$20,767	$(12,451)	(60.0)%
Production and Infrastructure	17,537	12,362	(5,175)	(41.9)%
Corporate	4,099	3,064	(1,035)	(33.8)%
Total selling, general and administrative expenses	$54,854	$36,193	$(18,661)	(51.6)%
Operating income:
Drilling and Subsea	$45,996	$15,282	$30,714	201.0%
Production and Infrastructure	29,692	10,386	19,306	185.9%
Corporate	(4,099)	(3,064)	(1,035)	(33.8)%
Total segment operating income	$71,589	$22,604	$48,985	216.7%
Contingent consideration	1,000	—	(1,000)	*
Transaction expenses	355	275	(80)	(29.1)%
(Gain)/loss on sale of assets	21	(303)	(324)	(106.9)%
Income from operations	70,213	22,632	47,581	*
Interest expense, net	5,786	3,240	(2,546)	(78.6)%
Other, net	31	64	33	51.6%
Other (income) expense, net	5,817	3,304	(2,513)	(76.1)%
Income before income taxes	64,396	19,328	45,068	*
Income tax expense	21,885	6,930	(14,955)	*
Net income	42,511	12,398	30,113	*
Income (loss) attributable to non-controlling interest	(29)	(29)	—	*
Income attributable to common stockholders	$42,482	$12,369	$30,113	*

Weighted average shares outstanding
Basic	67,960	58,322
Diluted	74,741	61,247
Earnings per share
Basic	$0.63	$0.21
Diluted	$0.57	$0.20
* not meaningful

Management's Discussion and Analysis
of Financial Condition and Results of Operations (continued)

We have grown our business both organically and through strategic acquisitions, including eight acquisitions in 2011, seven of which were completed after March 31, 2011. For this reason, our results of operations for the periods presented may not be comparable to our historical results of operations. There are factors related to the businesses we have acquired that may result in lower net profit margins on a going-forward basis, primarily due to the fact that several of these acquired businesses were pass-through entities for federal income tax purposes and the fact that we have recorded higher depreciation and amortization expense than the prior owner.
Three months ended March 31, 2012 compared to three months ended March 31, 2011
Revenue
Our revenue for the three months ended March 31, 2012 increased $160.4 million, or 79%, to $363.5 million compared to the three months ended March 31, 2011. For the three months ended March 31, 2012, our Drilling & Subsea Segment and our Production & Infrastructure Segment comprised 58.6% and 41.4% of our total revenue, respectively, compared to 59.5% and 40.5%, respectively, for the three months ended March 31, 2011. All of our product lines had increased revenue in the quarter ended March 31, 2012 compared to the comparable prior year period. The revenue increase by operating segment consisted of the following:
Drilling and Subsea Segment - Revenue increased $92.3 million, or 76.5%, to $213.1 million during the three months ended March 31, 2012 compared to the three months ended March 31, 2011. Of the $92.3 million increase, 46.2% was attributable to organic initiatives and 53.8% to operations acquired in 2011 that were not owned in the first quarter of 2011. The contributions to the organic growth were primarily due to increased shipments in drilling technologies of hydraulic catwalk units, tubular handling products and pressure control equipment, and in subsea technologies increased sales of workclass remote operating vehicles. The 2011 acquisitions added new drilling products from AMC and P-Quip, subsea products from one of the acquisitions, and downhole products from Davis-Lynch and Cannon.
Production and Infrastructure Segment - Revenue increased $68.3 million, or 82.9%, to $150.6 million during the three months ended March 31, 2012 compared to the three months ended March 31, 2011. The increase in revenue was derived approximately one-third organically and nearly two-thirds from acquired operations in 2011 that were not owned for the full first quarter of last year. The organic growth was attributable to increased shipments in both production equipment and valve solution products to meet higher market demand and orders from new customers. The higher shipments were made possible for production equipment by the expansion of existing facilities and the addition of new facilities in Pennsylvania, each completed throughout 2011. The 2011 acquisitions were entirely related to our flow equipment product line and included WFP and Phoinix.
Operating income and operating margin percentage
Operating income for the three months ended March 31, 2012 increased $47.6 million, or 210.2%, to $70.2 million compared to the three months ended March 31, 2011. The three months ended March 31, 2012 included charges of $1.4 million for contingent consideration, transaction expenses and loss on sale of assets compared to a small net gain for similar items in the three months ended March 31, 2011. The operating margin percentage is calculated by dividing operating income by revenue. For the three months ended March 31, 2012, the consolidated operating margin percentage of 19.3% represents an improvement of 820 basis points over 11.1% operating margin for the three months ended March 31, 2011. Of the total 820 basis point improvement in consolidated operating margin percentage, 310 basis points were attributable to engineering and manufacturing productivity gains in the base business excluding the impact of acquired products, and 510 basis points were attributable to the higher margins contributed from sales of products acquired in 2011 that were not included in the first quarter 2011. The improvement in operating margin percentage achieved in each segment was derived as follows:
Drilling and Subsea Segment - The operating margin percentage improved 890 basis points to 21.6% for the three months ended March 31, 2012, up from 12.7% for the three months ended March 31, 2011. Of this 890 basis point improvement in operating margin percentage, 630 basis points were due to manufacturing efficiencies in the base business excluding the impact of acquired products in 2011, and 260 basis points were from higher margins on sales of products acquired in 2011 that were not included in the first quarter 2011. In addition, there were lower sales, general and administrative costs as a percentage of revenue that were achieved through operating leverage on higher shipments.
Production and Infrastructure Segment - The operating margin percentage improved 710 basis points to 19.7% for the three months ended March 31, 2012, up from 12.6% for the three months ended March 31, 2011 primarily due

Management's Discussion and Analysis
of Financial Condition and Results of Operations (continued)

to the acquisition of the higher margin flow equipment product line. In addition, there were lower sales, general and administrative costs as a percent of revenue that were attributable to tight controls on administrative costs during a period of increased sales.
Corporate — Selling, general and administrative expenses for Corporate increased $1.0 million, or 33.8%, for the three months ended March 31, 2012 compared to the three months ended March 31, 2011 as the Company continued to implement processes and controls in preparation for operating as a public company and complying with applicable regulations and public filing requirements. Corporate costs included, among other items, payroll related costs for general management and management of finance and administration, legal, human resources and information technology; professional fees for legal, accounting and related services; and marketing costs.
Interest expense
We incurred $5.8 million of interest expense during the three months ended March 31, 2012, an increase of $2.5 million from the three months ended March 31, 2011. The increase in interest expense was attributable to the increase in debt levels incurred to finance the cash portion of the consideration paid in connection with the eight acquisitions in 2011.
Taxes
Tax expense includes current income taxes expected to be due based on taxable income to be reported during the periods in the various jurisdictions in which we conduct business, and deferred income taxes based on changes in the tax effect of temporary differences between the bases of assets and liabilities for financial reporting and tax purposes at the beginning and end of the respective periods. The effective tax rate, calculated by dividing total tax expense by income before income taxes, was 34.0% and 35.9% for the three months ended March 31, 2012 and 2011, respectively. The tax provision for the three months ended March 31, 2012 is lower than the comparable period in 2011 primarily due to lower tax rates on earnings in non-U.S. jurisdictions.
Liquidity and capital resources
Sources and uses of liquidity
At March 31, 2012, we had cash and cash equivalents of $15.8 million and total debt of $655.3 million. Subsequent to March 31, 2012, we used the net proceeds from the IPO and concurrent private placement to repay a portion of the outstanding borrowings under the Credit Facility.
We believe that cash on hand, cash generated from operations and amounts available under the Credit Facility and from other sources of debt will be sufficient to fund operations, working capital needs, capital expenditure requirements, and financing obligations for the foreseeable future.
Our total 2012 capital expenditure budget is approximately $60 million, which consists of, among other items, investments in expanding our rental fleet of subsea equipment, expanding certain manufacturing facilities and purchasing of machinery and equipment, as well as maintenance capital expenditures of approximately $20 million. This budget does not include expenditures for potential business acquisitions.
Although we do not budget for acquisitions, pursuing growth through acquisitions is a significant part of our business strategy. We expanded and diversified our product portfolio with the acquisition of eight businesses in 2011 for total consideration (net of cash acquired) of approximately $578 million. We used cash on hand and borrowings under the Credit Facility to finance these acquisitions. We continue to actively review acquisition opportunities on an ongoing basis. Our ability to make significant additional acquisitions for cash will require us to obtain additional equity or debt financing, which we may not be able to obtain on terms acceptable to us or at all.
Our cash flows for the three months ended March 31, 2012 and 2011 are presented below (in millions):

Management's Discussion and Analysis
of Financial Condition and Results of Operations (continued)

	Three Months Ended March 31,
(in thousands of dollars)	2012	2011
Net cash provided/(used in) by operating activities	$20.9	$(4.4)
Net cash used in investing activities	(13.8)	(37.7)
Net cash provided by/(used in) financing activities	(9.2)	38.8
Net increase (decrease) in cash and cash equivalents	$(4.7)	$(2.0)
Operating activities
Net cash provided by operating activities was $20.9 million for the three months ended March 31, 2012 and net cash used in operating activities was $4.4 million for the three months ended March 31, 2011. This $25.3 million increase in operating cash flow is primarily due to increased net income of $30.1 million. In the first quarter 2012, we continued to have investments in working capital that decreased operating cash flows, including an $18.1 million increase in accounts receivable and a $34.8 million increase in inventory.
Cash flows used in investing activities
Net cash used in investing activities was $13.8 million and $37.7 million for the three months ended March 31, 2012 and 2011, respectively, a $24 million decrease period over period. Of this decrease, $2.8 million was used to fund the consideration for an acquisition during the three months ended March 31, 2012 compared with $31.5 million used for acquisitions in the three months ended March 31, 2011. This decrease was partially offset by a higher investment in property and equipment of $5.6 million during the three months ended March 31, 2012 compared with the three months ended March 31, 2011.
Cash flows provided by financing activities
Net cash used in financing activities was $9.2 million for the three months ended March 31, 2012, primarily from a net pay down on our senior secured credit facility of $10.2 million offset in part by proceeds from common stock issuances of $0.8 million. Net cash provided by financing activities was $38.8 million for the three months ended March 31, 2011, which was attributable to draws on the Credit Facility.
Credit Facility
We entered into the Credit Facility with several financial institutions. The Credit Facility provides for a $600 million revolving credit facility with up to $75 million of letters of credit and up to $25 million in swingline loans, and a $300 million term loan. In addition, we have the ability to increase the commitments under this facility by up to $100 million and the facility matures in October 2016. Weighted average interest rates (without the effect of hedging) at March 31, 2012 and December 31, 2011 were 2.75% and 2.78%, respectively.
It is anticipated that future borrowings under the credit agreement will be available for working capital and general corporate purposes, for permitted mergers and acquisitions, and for permitted distributions. It is anticipated that the Credit Facility will be available to be drawn on and repaid during the term thereof so long as we are in compliance with the terms of the credit agreement, including certain financial covenants.
Availability under the Credit Facility, giving effect to the financial covenants provided therein, was approximately $240 million and $230 million at March 31, 2012 and December 31, 2011, respectively. We were in compliance with all financial covenants at March 31, 2012 and December 31, 2011.
On April 17, 2012, we sold 13,889,470 shares of common stock in our IPO and 2,666,666 shares of common stock in a private placement to a private equity fund (not affiliated with our sponsor) for aggregate net proceeds of approximately $257.9 million and $50.0 million, respectively. All of the net proceeds were used to repay a portion of the outstanding borrowings under the revolving portion of the Credit Facility.
Off-balance sheet arrangements
As of March 31, 2012, we had no off-balance sheet instruments or financial arrangements, other than operating leases entered into the ordinary course of business.

Management's Discussion and Analysis
of Financial Condition and Results of Operations (continued)

Critical Accounting Policies
There have been no material changes in our critical accounting policies and procedures during the three months ended March 31, 2012. For a detailed discussion of our critical accounting policies and estimates, refer to our Prospectus filed with the SEC on April 13, 2012 in connection with our registration statement on Form S-1 (Registration No. 333-176603).
Recent Accounting Pronouncements
In May 2011, the FASB expanded the fair value measurements and disclosures guidance about items marked to fair value that are categorized within Level 3 of the fair value hierarchy to include qualitative explanations of the valuation methodology used and sensitivity analysis of the valuation inputs. The amendment also requires that items that are not measured at fair value, but for which the fair value is disclosed, also disclose the level in the fair value hierarchy in which those items were categorized. This guidance was adopted by the Company for the fiscal year beginning on January 1, 2012 and did not have a material impact on the Company’s financial statements.
In June 2011, the FASB issued an update to ASC 220, Presentation of Comprehensive Income. This ASU provides that an entity that reports items of other comprehensive income has the option to present comprehensive income in either (1) a single statement that presents the components of net income and total net income, the components of other comprehensive income and total other comprehensive income, and a total for comprehensive income; or (2) a two-statement approach, which presents the components of net income and total net income in a first statement, immediately followed by a financial statement that presents the components of other comprehensive income, a total for other comprehensive income, and a total for comprehensive income. The option in current GAAP that permits the presentation of other comprehensive income in the statement of changes in equity was eliminated. For the fiscal year beginning January 1, 2012, the Company adopted the guidance and began presenting comprehensive income in a single statement. The guidance was applied retrospectively and did not have a material impact on the Company's financial statements.
In December 2010, the FASB issued FASB ASU 2010-28, "Intangibles - Goodwill and Other," which affects entities evaluating goodwill for impairment under FASB ASC 350-20. ASU 2010-28, among other things, requires entities with a zero or negative carrying value to assess, considering qualitative factors, whether it is more likely than not that goodwill impairment exists. If an entity concludes that it is more likely than not that goodwill impairment exists, the entity must perform step 2 of the goodwill impairment test. This guidance was adopted by the Company for the fiscal year beginning on January 1, 2012 and did not have a material impact on the Company’s financial statements.

Item 3. Quantitative and qualitative disclosures about market risk
We are currently exposed to market risk from changes in foreign currency and changes in interest rates. From time to time, we may enter into derivative financial instrument transactions to manage or reduce our market risk, but we do not enter into derivative transactions for speculative purposes.
There have been no significant changes to our market risk since December 31, 2011. For a discussion of our exposure to market risk, refer to “Management’s discussion and analysis of financial condition and results of operations” included in the Prospectus filed with the SEC on April 13, 2012 in connection with our registration statement on Form S-1 (Registration No. 333-176603).
Item 4. Controls and procedures
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our management, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b) as of March 31, 2012. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2012 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
Refer to Note 11, Commitments and Contingencies, in Part I, Item 1, Financial Statements, for a discussion of our legal proceedings, which is incorporated into this Item 1 of Part II by reference.
Item 1A. Risk Factors
There have been no material changes from the risk factors disclosed in the Prospectus filed with the SEC on April 13, 2012.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
During the three-month period ended March 31, 2012, we issued unregistered securities to a limited number of persons, as described below. None of these transactions involved any underwriters, underwriting discounts or commissions or any public offering, and we believe that each of these transactions was exempt from the registration requirements pursuant to Section 4(2) of the Securities Act, Regulation D or Regulation S promulgated thereunder or Rule 701 of the Securities Act. The recipients of these securities represented their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were affixed to the share certificates and instruments issued in these transactions.
The following table sets forth information on the restricted stock awards issued by us and common stock issued pursuant to the exercise of stock options in the period covered by this quarterly report.

Person or class of person	Date of issuance/option exercise	Total shares of restricted stock	Common stock issued pursuant to options/warrant exercises	Total consideration
Former FET Employee	January 6, 2012		5,106	$39,232
FET Shareholder	January 12, 2012		2,886	$24,137
FET Director	January 31, 2012		30,821	$499,800
FET Employee	January 31, 2012		5,920	$32,000
FET Employee	February 1, 2012	2,590		*
FET Employee	February 15, 2012		18,500	$100,000
FET Employee	February 18, 2012	4,255		*
FET Employee	March 31, 2012		8,695	$67,558
*No cash consideration was paid to us by any recipient of any restricted stock award.
The following table sets forth information on the stock options issued by us during the period covered by this quarterly report.

Date of issuance	Number of options granted	Grant date exercise price ($/sh)
January 23, 2012	14,800	$16.22
January 31, 2012	6,179	$16.22
February 1, 2012	3,330	$16.22
February 18, 2012	4,995	$17.86
No cash consideration was paid to us by any recipient of any of the foregoing options for the grant of such options.
Pursuant to a Subscription Agreement dated January 31, 2012 between Forum Energy Technologies, Inc. and Mr. Louis A. Raspino, Mr. Raspino subscribed to purchase 30,821 shares of our common stock in exchange for a cash payment of $499,800.
Certain transactions, including (i) certain of the above-described issuances of restricted stock and option grants to accredited investors and (ii) issuances of our common stock made pursuant to the subscription described above were made in reliance upon the exemption from registration requirements of the Securities Act available under Section 4(2) of the Securities Act, Rule 506 of Regulation D or Regulation S. The recipients of the securities in these transactions represented that they were sophisticated persons and that they intended to acquire the securities for investment only and not with a view to, or for sale in connection with, any distribution thereof, and appropriate legends were affixed to the share certificates and instruments issued in such sales. We believe that the purchasers either received adequate information about us or had adequate access, through their relationships with us, to such information.
All other issuances of common stock described above either represent grants of restricted stock under, or were made pursuant to the exercise of stock options granted under, the Forum Oilfield Technologies, Inc. 2005 Stock Incentive Plan (the “Prior Plan”) or the Forum Energy Technologies, Inc. 2010 Stock Incentive Plan (the “2010 Plan”) to our officers, directors, employees and consultants in reliance upon an available exemption from the registration requirements of the Securities Act, including those contained in Rule 701 promulgated under Section 3(b) of the Securities Act. Among other things, we relied on the fact that, under Rule 701, companies that are not subject to the reporting requirements of Section 13 or Section 15(d) of the Exchange Act are exempt from registration under the Securities Act with respect to certain offers and sales of securities pursuant to “compensatory benefit plans” as defined under that rule. We believe that the Prior Plan and 2010 Plan qualify as compensatory benefit plans.
Use of Proceeds from our Initial Public Offering and Concurrent Private Placement
On April 17, 2012, we closed the IPO of our common stock pursuant to a registration statement on Form S-1, as amended (File No. 333-176603) that was declared effective on April 11, 2012, and a Prospectus filed pursuant to Rule 424(b) of the Securities Act. Under the registration statement and the prospectus, we registered the offering and sale of an aggregate of 21,789,470 shares of our common stock at a price of $20.00 per share, $18.75 net of underwriting discounts, as presented below:

	Number of shares offered in the IPO	Aggregate offering price

Common stock sold by the Company	13,889,470	$260,427,563
Common stock sold by the selling stockholders	7,900,000	148,125,000
Total shares offered in the IPO	21,789,470	$408,552,563
Concurrent with the closing of the IPO, on April 17, 2012, we completed a private placement offering pursuant to Section 4(2) of the Securities Act to Tinicum, L.P., a private equity firm not affiliated with the selling stockholders, of 2,666,666 shares of our common stock at a price of $18.75 per share (the IPO price less the underwriting cost not incurred).
As a result of the IPO and concurrent private placement, we raised a total of $328.6 million in gross proceeds, or approximately $307.9 million in net proceeds after deducting underwriting discounts and commissions of approximately $17.4 million and $3.3 million of respective offering-related expenses. We did not receive any proceeds from the sale of the shares of our common stock by the selling stockholders.
In April 2012, we used the net proceeds from the IPO and concurrent private placement to repay a portion of the outstanding borrowings under the revolving portion of the Credit Facility.

Item 6. Exhibits

Exhibit
Number		DESCRIPTION
3.1	—
Third Amended and Restated Certificate of Incorporation of Forum Energy Technologies, Inc. (incorporated by reference to Exhibit 3.2 to Amendment No. 5 to the Company's Registration Statement on Form S-1 filed on March 29, 2012 (File No. 333-176603)).

10.1#	—
Subscription Agreement dated January 31, 2012 between Forum Energy Technologies, Inc. and Louis Raspino, Jr. (incorporated herein by reference to Exhibit 10.26 to Amendment No. 4 to the Company's Registration Statement on Form S-1/A, dated March 14, 2012 (Registration No. 333-176603)).

10.2
Amendment No. 1 to Amended and Restated Credit Agreement, dated as of March 27, 2012, among Forum Energy Technologies, Inc., as Borrower, Wells Fargo Bank, National Association, as Administrative Agent and Swing Line Lender and Wells Fargo Bank, National Association, JPMorgan Chase Bank, N.A. and Bank of America, N.A and such other lenders designated from time to time as issuing lenders (incorporated by reference to Exhibit 10.29 to Amendment No. 5 to the Company's Registration Statement on Form S-1/A, dated March 29, 2012 (Registration No. 333-176603)).

10.3
Stock Purchase Agreement dated March 28, 2012 between Forum Energy Technologies, Inc. and Tinicum, L.P. (incorporated by reference to Exhibit 10.30 to Amendment No. 5 to the Company's Registration Statement on Form S-1/A, dated March 29, 2012 (Registration No. 333-176603).

10.4
Letter Agreement dated March 28, 2012 between Forum Energy Technologies, Inc. and Tinicum,tForum Energy Technologies, Inc.'s Registration Statement on Form S-1/A, he Company'sdated March 29, 2012 (Registration No. 333-176603)).

31.1*	—	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

31.2*	—	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

32.1**	—	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

32.2**	—	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

101.INS	—	XBRL Instance Document

101.SCH	—	XBRL Taxonomy Extension Schema Document

101.CAL	—	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	—	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	—	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	—	XBRL Taxonomy Extension Definition Linkbase Document

* Filed herewith.

** Furnished herewith.

# Identifies management contracts and compensatory plans or arrangements.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FORUM ENERGY TECHNOLOGIES, INC.
Date: May 3, 2012	By:	/s/ James W. Harris
James W. Harris
Senior Vice President and Chief Financial Officer