Form 10-Q
period 2012-06-30
FORUM ENERGY TECHNOLOGIES, INC.
filed 2012-08-06
CIK 1401257

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________________
FORM 10-Q
___________________________________

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2012
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of July 27, 2012, there were 85,741,088 common shares outstanding.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
Forum Energy Technologies, Inc. and subsidiaries
Condensed consolidated statements of comprehensive income
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share information)	2012	2011	2012	2011
Net sales	$373,512	$257,454	$737,001	$460,506
Cost of sales	250,710	180,262	487,756	324,517
Gross profit	122,802	77,192	249,245	135,989
Operating expenses
Selling, general and administrative expenses	56,205	42,687	111,059	78,880
Contingent consideration expense (benefit)	(4,900)	5,800	(3,900)	5,800
Impairment of intangible assets	1,161	—	1,161	—
Transaction expenses	442	2,341	797	2,616
(Gain) loss on sale of assets	56	(117)	77	(420)
Total operating expenses	52,964	50,711	109,194	86,876
Operating income	69,838	26,481	140,051	49,113
Other expense (income)
Interest expense	3,623	4,449	9,409	7,689
Other, net	335	687	366	751
Total other expense	3,958	5,136	9,775	8,440
Income before income taxes	65,880	21,345	130,276	40,673
Provision for income tax expense	21,742	7,453	43,627	14,383
Net income	44,138	13,892	86,649	26,290
Less: Income attributable to noncontrolling interest	17	158	46	187
Net income attributable to common stockholders	44,121	13,734	86,603	26,103

Weighted average shares outstanding
Basic	82,495	59,471	75,248	58,889
Diluted	89,794	62,660	81,990	61,333
Earnings per share
Basic	$0.53	$0.23	$1.15	$0.44
Diluted	$0.49	$0.22	$1.06	$0.43

Other comprehensive income, net of tax:
Net income	44,138	13,892	86,649	26,290
Change in foreign currency translation, net of tax of $0	(6,740)	1,454	3,767	7,773
Gain on derivative instruments, net of tax of $0, $264, $0 and $439	—	491	—	817
Comprehensive income	37,398	15,837	90,416	34,880
Less: comprehensive (income) loss attributable to noncontrolling interests	28	(126)	(36)	(146)
Comprehensive income attributable to common stockholders	$37,426	$15,711	$90,380	$34,734
The accompanying notes are an integral part of these condensed consolidated financial statements.

Forum Energy Technologies, Inc. and subsidiaries
Condensed consolidated balance sheets
(Unaudited)

(in thousands, except share information)	June 30, 2012	December 31, 2011
Assets
Current assets
Cash and cash equivalents	$14,802	$20,548
Accounts receivable—trade, net	252,538	228,686
Inventories	402,625	324,638
Prepaid expenses and other current assets	17,933	14,372
Costs and estimated profits in excess of billings	14,535	11,706
Deferred income taxes, net	18,702	18,636
Total current assets	721,135	618,586
Property and equipment, net of accumulated depreciation	134,785	124,840
Deferred financing costs, net	9,089	10,131
Intangibles	230,759	241,314
Goodwill	602,795	600,827
Other long-term assets	7,932	11,617
Total assets	$1,706,495	$1,607,315
Liabilities and equity
Current liabilities
Current portion of long-term debt and capital lease obligations	$16,621	$5,176
Accounts payable—trade	114,493	97,642
Accrued liabilities	89,742	92,251
Contingent consideration liability	16,332	41,800
Deferred revenue	17,479	12,692
Billings in excess of costs and profits recognized	1,242	4,906
Derivative instruments	—	185
Total current liabilities	255,909	254,652
Long-term debt, net of current portion	349,948	660,379
Deferred income taxes, net	36,400	35,103
Derivative instruments	1,245	1,588
Other long-term liabilities	—	461
Total liabilities	643,502	952,183
Commitments and contingencies
Equity
Common stock, $0.01 par value, 296,000,000 shares authorized, 85,728,053 and 67,944,025 shares issued and outstanding	857	679
Additional paid-in capital	741,783	424,466
Treasury stock	(25,877)	(25,877)
Warrants	27,057	27,097
Retained earnings	330,748	244,145
Accumulated other comprehensive loss	(12,250)	(16,017)
Total stockholders’ equity	1,062,318	654,493
Noncontrolling interest in subsidiary	675	639
Total equity	1,062,993	655,132
Total liabilities and equity	$1,706,495	$1,607,315
The accompanying notes are an integral part of these condensed consolidated financial statements.

Forum Energy Technologies, Inc. and subsidiaries
Condensed consolidated statements of cash flows
(Unaudited)

	Six Months Ended June 30,
(in thousands, except share information)	2012	2011
Cash flows from operating activities
Net income	$86,649	$26,290
Adjustments to reconcile net income to net cash provided by operating activities
Payment of contingent consideration included in operating expense	(7,127)	—
Change in contingent consideration	(3,900)	5,800
Share-based compensation expense	3,161	2,664
Depreciation expense	15,030	11,564
Amortization of intangible assets	10,075	4,791
Impairment of intangible assets	1,161	—
Other	2,752	(808)
Changes in operating assets and liabilities
Accounts receivable—trade	(24,121)	(27,161)
Inventories	(77,531)	(30,782)
Prepaid expenses and other current assets	5,798	2,643
Accounts payable, deferred revenue and other accrued liabilities	19,581	19,353
Billings in excess of costs and estimated profits earned, net	(6,476)	(12,448)
Net cash provided by operating activities	$25,052	$1,906
Cash flows from investing activities
Capital expenditures for property and equipment	(25,137)	(20,540)
Proceeds from sale of property and equipment and other	2,678	964
Acquisition of businesses, net of cash acquired	(2,839)	(65,249)
Net cash (used in) investing activities	$(25,298)	$(84,825)
Cash flows from financing activities
Deferred financing costs	(15)	(2,252)
Borrowings due to acquisitions	2,839	65,249
Borrowings on long-term debt	75,625	11,256
Repayment of long-term debt	(383,797)	—
Proceeds of IPO, net of offering costs	256,880	—
Proceeds from concurrent private placement	50,000	—
Payment of contingent consideration accrued at acquisition	(11,100)	—
Excess tax benefits from stock based compensation	89	—
Proceeds from stock issuance	3,991	51,804
Net cash provided by (used in) financing activities	$(5,488)	$126,057
Effect of exchange rate changes on cash	(12)	2,651
Net increase (decrease) in cash and cash equivalents	(5,746)	45,789
Cash and cash equivalents
Beginning of period	20,548	20,348
End of period	$14,802	$66,137
Noncash investing and financing activities
Insurance policy financed through notes payable	$6,348	$—
Payment of contingent consideration via stock	3,341	—
Acquisition via contingent consideration and stock	—	49,600
The accompanying notes are an integral part of these condensed consolidated financial statements.

Forum Energy Technologies, Inc. and subsidiaries
Notes to condensed consolidated financial statements
(Unaudited)
1. Organization and basis of presentation
Forum Energy Technologies, Inc. (the "Company"), a Delaware corporation, is a global oilfield products company, serving the subsea, drilling, completion, production and infrastructure sectors of the oil and natural gas industry. The Company designs and manufactures products, and engages in aftermarket services, parts supply and related services that complement the Company’s product offering.
Prior to April 17, 2012, the Company's common stock was owned by three private equity funds with the same sponsor, certain current and former employees and directors of the Company, and former owners of acquired companies. On April 17, 2012, the Company closed its initial public offering (the "IPO"), pursuant to which the Company sold 13,889,470 shares of common stock and the selling stockholders sold 7,900,000 shares of common stock, including 2,842,104 shares of common stock pursuant to the underwriters' option to purchase additional shares, each at an offering price of $20.00 per share, all issued at par value. After deducting estimated expenses and underwriting discounts, the Company and the selling stockholders received net proceeds of approximately $256.9 million and $147.2 million, respectively. The Company did not receive any proceeds from the sale of common stock by the selling stockholders. Concurrently with the closing of the IPO, the Company sold 2,666,666 shares of common stock in a private placement to a private equity fund (not affiliated with the sponsor) for net proceeds of $50 million. The Company used all of the net proceeds from the IPO and concurrent private placement to repay a portion of the outstanding borrowings under the revolving portion of the Company's senior secured credit facility (the "Credit Facility"). The Company's common shares are listed on the New York Stock Exchange under the symbol "FET".
Basis of presentation
The accompanying unaudited condensed consolidated financial statements of the Company include the accounts of the Company and its subsidiaries.
All significant intercompany transactions have been eliminated in consolidation. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for the fair statement of the Company's financial position, results of operations and cash flows have been included. Operating results for the six months ended June 30, 2012 are not necessarily indicative of the results that may be expected for the year ended December 31, 2012 or any other interim period.
These interim financial statements are unaudited and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") regarding interim financial reporting. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America ("GAAP") for complete consolidated financial statements and should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2011 included in the Company’s prospectus dated April 11, 2012 and filed with the SEC on April 13, 2012 (the "Prospectus") pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended (the "Securities Act").
Stock split
On March 28, 2012, the Company effected a 37-for-1 stock split of its outstanding shares of common stock. All applicable share and per share amounts in the condensed consolidated financial statements and related disclosures have been retroactively adjusted to reflect this stock split.
Subsequent events
The Company evaluated events subsequent to the balance sheet date and prior to the filing of this Quarterly Report on Form 10-Q for the six months ended June 30, 2012 and determined that any events or transactions occurring during this period that would require recognition or disclosure are appropriately addressed in these financial statements.
2. Recent accounting pronouncements
From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board ("FASB"), which are adopted by the Company as of the specified effective date. Unless otherwise discussed, management believes that the impact of recently issued standards, which are not yet effective, will not have a

Forum Energy Technologies, Inc. and subsidiaries
Notes to condensed consolidated financial statements (continued)
(Unaudited)

material impact on the Company’s consolidated financial statements upon adoption.
In May 2011, the FASB expanded the fair value measurements and disclosures guidance related to items marked to fair value that are categorized within Level 3 of the fair value hierarchy to include qualitative explanations of the valuation methodology used and sensitivity analysis of the valuation inputs. The amendment also requires entities to disclose the level in the fair value hierarchy for items that are not measured at fair value, but for which the fair value is disclosed. This guidance was adopted by the Company for the fiscal year beginning on January 1, 2012 and did not have a material impact on the Company’s financial statements.
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
Wood Flowline Products, LLC
In February 2011, the Company purchased Wood Flowline Products, LLC (“WFP”). WFP manufactures pressure control and flow equipment products that are principally used in the fracturing and well stimulation process. WFP also provides on-site recertification and refurbishment services of the associated flow equipment products. This acquisition provides the Company with new exposure to the growing well completion sector, specifically focused on the development of North American unconventional shale and tight sands resources. The results of WFP’s operations have been included in the Company’s consolidated financial statements beginning February 1, 2011 and are included in the Company’s Production & Infrastructure segment. The purchase consideration included two separate contingent consideration payments, which may be payable in cash and/or shares of the Company's common stock based upon WFP’s 2011 and 2012 calendar year earnings as defined in the purchase and sale agreement. The fair value of the contingent consideration was estimated at the time of the acquisition to be $13.4 million based on an internal valuation of the earnings level that the acquired company is expected to achieve. The fair value of the contingent consideration payment was re-measured as of December 31, 2011 at $22.1 million and was included in "Contingent consideration liability” in the consolidated balance sheet. Upon resolution of the results of operations for WFP for the year ended December 31, 2011, the portion of the contingent consideration to be paid in shares of the Company's common stock related to the 2011 earnings was finalized and $3.3 million of the liability was reclassified to equity. The cash portion of the contingent consideration payment based on the 2011 calendar year earnings in the amount of $6.1 million was paid during the quarter ended June 30, 2012. The fair value of the remaining contingent consideration liability relating to the 2012 calendar year was re-measured as of June 30, 2012 at $8.6 million and is included in “Contingent consideration liability” in the condensed consolidated balance sheets. The change in fair values during the three and six months ended June 30, 2012 resulted in increases to operating income of $4.9 million and $4.0 million, respectively, and is included in “Contingent consideration expense (benefit)” in the condensed consolidated statements of comprehensive income.

Forum Energy Technologies, Inc. and subsidiaries
Notes to condensed consolidated financial statements (continued)
(Unaudited)

Phoinix Global LLC
In April 2011, the Company purchased Phoinix Global LLC (“Phoinix”), a provider of high pressure flow control equipment and products utilized in the well stimulation and flow back processes of oil and gas well completion based in Alice, Texas. This acquisition adds to the Company’s breadth of flow equipment products through a product offering that includes fluid-ends for hydraulic fracturing pressure pumps, plug valves, relief valves, chokes, manifolds, manifold trailers and flow equipment transport trucks. The results of the Phoinix operations have been included in the Company’s consolidated financial statements beginning May 1, 2011 and are included in the Company’s Production & Infrastructure segment. The purchase consideration included two separate contingent consideration payments, which may be payable in cash based upon Phoinix’s 2011 and 2012 calendar year earnings as defined in the purchase and sale agreement. The fair value of the contingent consideration was estimated at the time of the acquisition to be $16.3 million based on an internal valuation of the earnings level that Phoinix is expected to achieve. The portion of the contingent consideration based upon Phoinix's 2011 calendar earnings in the amount of $12.1 million was paid during the quarter ended June 30, 2012. The fair value of the remaining contingent consideration payment was re-measured as of June 30, 2012 and December 31, 2011 at $7.7 million and $19.7 million, respectively, and is included in “Contingent consideration liability” in the consolidated balance sheets. The change in fair value for the six months ended June 30, 2012 of $0.1 million is a decrease to operating income and is included in “Contingent consideration expense (benefit)” in the condensed consolidated statements of comprehensive income. There was no change in the fair value of the remaining contingent consideration during the three months ended June 30, 2012.
Cannon Services, LLC
In July 2011, the Company acquired Cannon Services, LLC (“Cannon”), based in Stafford, Texas. Cannon is a provider of standard and customized clamp and stamped metal protection systems used to shield the downhole control lines and gauges during their installation and provide protection during production enhancement operations. This acquisition, along with the acquisition of Davis-Lynch LLC ("Davis Lynch"), formed the product platform targeting niche downhole products that are consumed during the well construction, completion, intervention and production enhancement processes, as well as those associated with the growth in intelligent well construction. The results of Cannon’s operations have been included in the Company’s consolidated financial statements beginning July 1, 2011 and are included in the Company’s Drilling & Subsea segment.
AMC Global Group, Ltd.
In July 2011, the Company acquired AMC Global Group, Ltd. (“AMC”), based in Aberdeen, Scotland. AMC designs and manufactures specialized torque equipment for tubular connections, including high torque stroking units, fully rotational torque units and portable torque units for field deployment and related control systems, and provides aftermarket service. This acquisition enhanced the product offerings in our drilling products line. The results of AMC’s operations have been included in the Company’s consolidated financial statements beginning July 1, 2011 and are included in the Company’s Drilling & Subsea segment.
P-Quip, Ltd.
In July 2011, the Company acquired P-Quip, Ltd. (“P-Quip”), based in Kilbirnie, Scotland. P-Quip manufactures proprietary mud pump fluid end assemblies, mud pump rod systems, liner retention systems, valve cover retention systems and other drilling flow control products. This acquisition enhanced the product offerings in our drilling products line. The results of P-Quip’s operations have been included in the Company’s consolidated financial statements beginning July 5, 2011 and are included in the Company’s Drilling & Subsea segment.
Davis-Lynch LLC
In July 2011, the Company acquired Davis-Lynch based in Pearland, Texas. Davis-Lynch is a provider of proprietary, downhole cementing and casing products. This acquisition along with the acquisition of Cannon formed the new product platform targeting niche downhole products that are consumed during the well construction, completion, intervention and production enhancement processes, as well as those associated with the growth in intelligent well construction. The results of Davis-Lynch’s operations have been included in the Company’s consolidated financial statements beginning August 1, 2011 and are included in the Company’s Drilling & Subsea segment.

Forum Energy Technologies, Inc. and subsidiaries
Notes to condensed consolidated financial statements (continued)
(Unaudited)

The following table provides pro forma information related to all acquisitions in the aggregate (in thousands, except per share data):

	Three Months Ended June 30, 2011	Six Months Ended June 30, 2011
Revenue	$306,254	$568,693
Net income	20,541	43,003
Basic earnings per share	0.35	0.73
Diluted earnings per share	0.33	0.70
The pro forma information for the three and six months ended June 30, 2011 assumes that all 2011 acquisitions occurred as of January 1, 2011.
The combined results of operations of the acquired businesses have been adjusted to reflect additional depreciation of fixed assets and amortization of intangible assets subject to amortization. Pro forma interest expense was calculated on notes payable and draws on the Company’s available line of credit at a rate of 4.7%, as if the businesses were acquired on January 1, 2011.
Although the Company believes the accounting policies and procedures used to prepare the pro forma schedules are reasonable, these pro forma results do not purport to be indicative of the actual results which would have been achieved had the acquisition been consummated on January 1, 2011. The amounts shown are not intended to be a projection of future results.
4. Inventories
The Company's significant components of inventory at June 30, 2012 and December 31, 2011 were as follows (in thousands):

	June 30, 2012	December 31, 2011
Raw materials and parts	$138,608	$112,017
Work in process	63,272	52,402
Finished goods	220,679	177,659
Gross inventories	422,559	342,078
Inventory reserve	(19,934)	(17,440)
Inventories	$402,625	$324,638
5. Goodwill and intangible assets
Goodwill
The changes in the carrying amount of goodwill from January 1, 2012 to June 30, 2012, were as follows (in thousands):

	Drilling & Subsea	Production & Infrastructure	Total
Goodwill Balance at January 1, 2012 net	$523,019	$77,808	$600,827
Impact of non-United States local currency translation	1,968	—	1,968
Goodwill Balance at June 30, 2012 net	$524,987	$77,808	$602,795

Forum Energy Technologies, Inc. and subsidiaries
Notes to condensed consolidated financial statements (continued)
(Unaudited)

Intangible assets
At June 30, 2012 and December 31, 2011, intangible assets consisted of the following, respectively (in thousands):

	June 30, 2012
	Gross carrying amount	Accumulated amortization	Net amortizable intangibles	Amortization period (in years)
Customer relationships	$208,642	$(41,247)	$167,395	4-15
Patents and technology	19,629	(3,535)	16,094	5-17
Non-compete agreements	5,548	(4,404)	1,144	3-6
Trade names	35,057	(7,217)	27,840	10-15
Contracts	260	(260)	—	<1
Distributor relationships	22,160	(9,395)	12,765	8-15
Trademark	5,521	—	5,521	Indefinite
Intangible Assets Total	$296,817	$(66,058)	$230,759

	December 31, 2011
	Gross carrying amount	Accumulated amortization	Net amortizable intangibles	Amortization period (in years)
Customer relationships	$211,933	$(36,160)	$175,773	4-15
Patents and technology	19,172	(2,676)	16,496	5-17
Non-compete agreements	5,234	(4,108)	1,126	3-6
Trade names	35,076	(6,088)	28,988	10-15
Contracts	260	(260)	—	<1
Distributor relationships	22,160	(8,750)	13,410	8-15
Trademark	5,521	—	5,521	Indefinite
Intangible Assets Total	$299,356	$(58,042)	$241,314

During the quarter ended June 30, 2012, an impairment loss of $1.2 million was recorded on certain intangible assets resulting from a lack of business and orders related to a specific service line within the Production & Infrastructure segment. The impairment loss was measured using a discounted cash flows approach and was recorded for the amount by which the carrying value exceeded the estimated fair value of the intangible assets. The impaired intangible assets included customer relationships and trade names. No other indicators of intangible asset impairment occurred during the six months ended June 30, 2012.
6. Debt
Notes payable and lines of credit consisted of the following at June 30, 2012 and December 31, 2011 (in thousands):

	June 30, 2012	December 31, 2011
Senior secured revolving credit facility	$61,000	$363,694
Term loan	300,000	300,000
Other debt	5,569	1,861
Total debt	366,569	665,555
Less: current maturities	(16,621)	(5,176)
Long-term debt	$349,948	$660,379
The Company entered into the Credit Facility with several financial institutions, which provides for a $600.0 million revolving credit facility with up to $75.0 million of letters of credit and up to $25.0 million in swingline loans, and a

Forum Energy Technologies, Inc. and subsidiaries
Notes to condensed consolidated financial statements (continued)
(Unaudited)

$300.0 million term loan. In addition, subject to the terms of the Credit Facility, the Company has the ability to increase the commitments under the Credit Facility by up to $100.0 million. The Credit Facility matures in October 2016. Weighted average interest rates under the Credit Facility (without the effect of hedging) at June 30, 2012 and December 31, 2011 were 2.74% and 2.78%, respectively.
Availability under the Credit Facility was approximately $528.9 million and $230.0 million at June 30, 2012 and December 31, 2011, respectively. The Company was in compliance with all financial covenants at June 30, 2012 and December 31, 2011.
On April 17, 2012, the Company sold 13,889,470 shares of common stock in the IPO and 2,666,666 shares of common stock in a private placement to a private equity fund (not affiliated with the sponsor) for aggregate net proceeds of approximately $256.9 million and $50.0 million, respectively. The Company used all of the net proceeds to repay a portion of the outstanding borrowings under the revolving portion of the Credit Facility.
Other debt
Other debt consists primarily of upfront annual insurance premiums that have been financed and capital lease obligations.
7. Income taxes
The Company’s effective tax rate for the six months ended June 30, 2012 and 2011 was 33.5% and 35.4%, respectively. The tax provision for the second quarter of 2012 is lower than the comparable period in 2011 primarily due to a higher proportion of earnings in non-U.S. jurisdictions, which have lower tax rates.
8. Fair value measurements
During the six months ended June 30, 2011, the Company had interest rate swap agreements to convert variable interest payments related to $34 million of floating rate debt to fixed interest payments. These swaps expired in March and November 2011. During the six months ended June 30, 2011, the Company also had an interest rate collar arrangement to reduce the variability in interest payments related to $20 million in floating rate debt. This interest rate collar instrument expired in November 2011. These instruments were designated as cash flow hedging instruments and changes in their fair values were recognized in accumulated other comprehensive income or loss.
Approximately $75 million of the Company's interest rate swaps were not designated for hedge accounting at inception. These swaps have a fixed rate of 1.83% plus the applicable margin and expire in August 2013. They are also recorded at fair value, which is measured using the market approach valuation technique. These interest rate swap agreements were executed to hedge the interest rate risk exposure. The realized gains and losses are included in Interest expense in the condensed consolidated statements of comprehensive income. At June 30, 2012, the fair value of the swap agreements was recorded as a long-term liability of $1.2 million. At December 31, 2011, the fair value of the swap agreements was recorded as a current and long-term liability of $0.2 million and $1.6 million, respectively.
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

Forum Energy Technologies, Inc. and subsidiaries
Notes to condensed consolidated financial statements (continued)
(Unaudited)

The Company's financial assets and liabilities are measured at fair value on a recurring basis. There were no outstanding financial assets as of June 30, 2012 and December 31, 2011. The following fair value hierarchy table presents information about the Company’s financial liabilities measured at fair value on a recurring basis as of June 30, 2012 and December 31, 2011 (in thousands):

	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Balance as of June 30, 2012
Liabilities
Interest rate derivatives	$—	$—	$1,245	$1,245
Contingent consideration	—	—	16,332	16,332
Total Liabilities	$—	$—	$17,577	$17,577

	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Balance as of December 31, 2011
Liabilities
Interest rate derivatives	$—	$—	$1,773	$1,773
Contingent consideration	—	—	41,800	41,800
Total Liabilities	$—	$—	$43,573	$43,573
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
Contingent consideration. The significant unobservable input to measure for the fair value of the contingent consideration is the earnings level that the acquired company is expected to achieve based on an internal valuation. In developing these estimates, the Company considered earnings projections, the acquired company's historical results, the general macro-economic environment and industry trends. During the six month period ended June 30, 2012, the Company recorded a credit for the contingent consideration in the amount of $3.9 million to reflect the expected earnings levels of the acquired companies. Since the payment of the liability that is related to 2012 earnings will occur in 2013, the Company calculated the net present value of the liability as of June 30, 2012 using an appropriate discount rate.
At June 30, 2012, the carrying value of the Company's debt, excluding capital leases, was $366.0 million. The majority of the debt incurs interest at a variable interest rate and therefore, the carrying amount approximates fair value. The fair value of the debt is classified as a Level 2 measurement because interest rates charged are similar to other financial instruments with similar terms and maturities.
The Company did not change its valuation techniques associated with recurring fair value measurements from prior periods and there were no transfers between levels of the fair value hierarchy during the six month period ended June 30, 2012.

Forum Energy Technologies, Inc. and subsidiaries
Notes to condensed consolidated financial statements (continued)
(Unaudited)

The following table sets forth a reconciliation of changes for the six month period ended June 30, 2012 in the fair value of financial liabilities classified as Level 3 in the fair value hierarchy (in thousands):

	Contingent consideration	Interest rate derivatives
Balance at December 31, 2011	$41,800	$1,773
Total (Gains) or Losses (Realized or Unrealized):
Included in Earnings	(3,900)	(528)
Included in Other Comprehensive Income	—	—
Payment of contingent consideration	(18,227)	—
Reclassified to equity	(3,341)	—
Purchases, Issuances and Settlements	—	—
Transfers In and/or Out of Level 3	—	—
Balance as of June 30, 2012	$16,332	$1,245
Upon resolution of the results of operations for WFP for the year ended December 31, 2011, the portion of the contingent consideration to be paid in shares of the Company's common stock related to the 2011 earnings was finalized and $3.3 million of the liability was reclassified to equity.
9. Business segments
The Company’s operations are divided into two business segments, Drilling & Subsea (“D&S”) and Production & Infrastructure (“P&I”). The amounts indicated below as "Corporate" relate to costs and assets not allocated to our reportable segments. Summary financial data by segment follows (in thousands):

	Three months ended		Six months ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Revenue:
Drilling & Subsea	$222,651	$147,239	$435,715	$267,965
Production & Infrastructure	151,080	110,215	301,675	192,541
Intersegment eliminations	(219)	—	(389)	—
Total Revenue	$373,512	$257,454	$737,001	$460,506

Operating income:
Drilling & Subsea	$46,382	$24,784	$92,378	$40,066
Production & Infrastructure	24,859	16,640	54,551	27,026
Corporate	(4,644)	(6,919)	(8,743)	(9,983)
Total segment operating income	66,597	34,505	138,186	57,109
Intangible asset impairment	1,161	—	1,161	—
Contingent consideration	(4,900)	5,800	(3,900)	5,800
Transaction expenses	442	2,341	797	2,616
(Gain)/loss on sale of assets	56	(117)	77	(420)
Income from operations	$69,838	$26,481	$140,051	$49,113

Forum Energy Technologies, Inc. and subsidiaries
Notes to condensed consolidated financial statements (continued)
(Unaudited)

	June 30, 2012	December 31, 2011
Assets
Drilling & Subsea	$1,217,482	$1,193,128
Production & Infrastructure	453,762	388,570
Corporate	35,251	25,617
Total assets	$1,706,495	$1,607,315

10. Earnings per share
The calculation of basic and diluted earnings per share for each period presented was as follows (dollars and shares in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net Income attributable to common stockholders	$44,121	$13,734	$86,603	$26,103

Average shares outstanding (basic)	82,495	59,471	75,248	58,889
Common stock equivalents	7,299	3,189	6,742	2,444
Diluted shares	89,794	62,660	81,990	61,333
Earnings per share
Basic earnings per share	$0.53	$0.23	$1.15	$0.44
Diluted earnings per share	$0.49	$0.22	$1.06	$0.43
The diluted earnings per share calculation excludes approximately 1.2 million and 0.1 million stock options for the three months ended June 30, 2012 and 2011, respectively, and 0.8 million and 0.1 million stock options for the six months ended June 30, 2012 and 2011, respectively, because they were anti-dilutive as the option exercise price was greater than the average market price of the common stock.
11. Commitments and contingencies
In the ordinary course of business, the Company is, and in the future, could be involved in various pending or threatened legal actions, some of which may or may not be covered by insurance. Management has reviewed such pending judicial and legal proceedings, the reasonably anticipated costs and expenses in connection with such proceedings, and the availability and limits of insurance coverage, and has established reserves that are believed to be appropriate in light of those outcomes that are believed to be probable and can be estimated. The reserves accrued at December 31, 2011 and June 30, 2012 are immaterial. In the opinion of management, the Company's ultimate liability, if any, with respect to these actions is not expected to have a material adverse effect on the Company’s financial position, results of operations or cash flows.
12. Related party transactions
Several of the subsidiaries of the Company have entered into lease agreements for office and warehouse space with former owners of acquired companies, stockholders or affiliates. The dollar amounts related to these related party activities are not significant to the Company’s condensed consolidated financial statements.
A subsidiary of the Company purchased inventory and services from an affiliate of a shareholder in amounts totaling $2.4 million during the six-month periods ended June 30, 2012 and 2011. The Company sold $1.0 million and $0.3 million of equipment and services to an affiliate of a stockholder during the six-month periods ended June 30, 2012 and 2011, respectively.

Management's Discussion and Analysis
of Financial Condition and Results of Operations
Item 2.  Management’s discussion and analysis of financial condition and results of operations
CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended (the "Exchange Act"). These forward-looking statements are subject to a number of risks and uncertainties, many of which are beyond the Company's control. All statements, other than statements of historical fact, included in this Quarterly Report on Form 10-Q regarding our strategy, future operations, financial position, estimated revenues and losses, projected costs, prospects, plans and objectives of management are forward-looking statements. When used in this Quarterly Report on Form 10-Q, the words “could,” “believe,” “anticipate,” “intend,” “estimate,” “expect,” “may,” “continue,” “predict,” “potential,” “project” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words.
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
•the ability to operate effectively as a publicly traded company;
•financial strategy, budget, projections and operating results;
•uncertainty regarding our future operating results; and
•plans, objectives, expectations and intentions contained in this report that are not historical.

All forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q. We disclaim any obligation to update or revise these statements unless required by law, and you should not place undue reliance on these forward-looking statements. Although we believe that our plans, intentions and expectations reflected in or

Management's Discussion and Analysis
of Financial Condition and Results of Operations (continued)

suggested by the forward-looking statements we make in this Quarterly Report on Form 10-Q are reasonable, we can give no assurance that these plans, intentions or expectations will be achieved. We disclose important factors that could cause our actual results to differ materially from our expectations in "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Prospectus dated April 11, 2012 and filed with the Securities and Exchange Commission (the "SEC") on April 13, 2012 (the "Prospectus") and elsewhere in this Quarterly Report on Form 10-Q. These cautionary statements qualify all forward-looking statements attributable to us or persons acting on our behalf.
Overview
Organization
We are a global oilfield products company, serving the subsea, drilling, completion, production and infrastructure sectors of the oil and natural gas industry. We design, manufacture and distribute products, and engage in aftermarket services, parts supply and related services that complement our product offering. Our product offering and related services include a mix of highly engineered capital products and frequently replaced items that are consumed in the exploration and development of oil and natural gas reserves. Historically, a little more than half of our revenue is derived from activity-based consumable products, while a little less than half is derived from capital products. The balance of our revenue comes from rental and other services. We seek to design, manufacture and supply reliable, cost effective products that create value for our broad and diverse customer base, which includes oil and gas operators, land and offshore drilling contractors, well stimulation and intervention service providers, subsea construction and service companies, pipeline and refinery operators, among others. We believe that we differentiate ourselves from our competitors on the basis of the quality of our products, the level of related service and support we provide and the collaborative approach we take with our customers to help them solve critical problems.
We operate in two business segments:

•
Drilling & Subsea Segment. We design and manufacture products and provide related services to the subsea, drilling, well construction, completion and intervention markets. Through this segment, we offer Drilling Technologies, including capital equipment and a broad line of products consumed in the drilling and well intervention process; Downhole Technologies, including cementing and casing tools and a range of downhole protection solutions; and Subsea Technologies, including robotic vehicles and other capital equipment, specialty components and tooling, and applied products for subsea pipelines. We also provide a broad suite of complementary subsea technical services and rental items.

•
Production & Infrastructure Segment. We design and manufacture products and provide related equipment and services to the well stimulation, completion, production and infrastructure markets. Through this segment, we supply Production Equipment, including well site production equipment, process equipment and specialty pipeline construction equipment; Valve Solutions, which includes a broad range of industrial and process valves; and Flow Equipment, including well stimulation consumable products and related recertification and refurbishment services.

Market Conditions
The demand for our products and services is ultimately driven by energy prices and the expectation of exploration and production companies as to future trends in those prices.  Management believes that the long-term fundamentals underlying the global demand for energy, such as long-term economic and demographic trends, remain strong.  In the nearer term, however, the outlook for commodity prices and the availability of capital to finance the development of energy and infrastructure projects are less strong than they were in recent periods.  The level of demand for our products and services is directly related to energy prices.

Management's Discussion and Analysis
of Financial Condition and Results of Operations (continued)

The table below shows average crude oil and natural gas prices for West Texas Intermediate crude oil (WTI), United Kingdom Brent crude oil (Brent), and Henry Hub natural gas:

	Three Months Ended
	June 30,		March 31,
	2012	2011	2012
Average global oil, $/bbl
West Texas Intermediate	$93.51	$102.62	$103.38
United Kingdom Brent	$108.60	$116.75	$118.12

Average North American Natural Gas, $/Mcf
Henry Hub	$2.43	$4.43	$2.60
Crude oil prices appear adequate to generally maintain the current level of exploration and production activity, including the development of deepwater prospects, which stimulate demand for our subsea products and services. Current oil prices are also supporting a generally steady level of oil related activity, both offshore and onshore, supporting demand for our drilling and production related products and services. The low levels of North American natural gas prices have, however, negatively impacted certain areas of our business, principally those tied to products and services we provide to the pressure pumping service sector.  At the same time, abundant natural gas at low prices appear to be leading to redevelopment of U.S. petrochemical and process industry facilities, promoting increased demand for our valve products.
Corresponding to the commodity price levels, the active rig count data below reflects a broad measure of industry activity and resultant demand for our drilling and production related products and services.

	Three Months Ended
	June 30,		March 31,
	2012	2011	2012
Active Rigs by Location
United States	1,959	1,886	1,979
Canada	261	240	256
International	1,285	1,158	1,192
Global Active Rigs	3,505	3,284	3,427

Land vs. Offshore Rigs
Land	3,154	2,952	3,078
Offshore	351	332	349
Global Active Rigs	3,505	3,284	3,427

U.S. Commodity Target, Land
Oil/Gas	1,421	1,006	1,318
Gas	534	874	658
Unclassified	4	6	3
Total U.S. Land Rigs	1,959	1,886	1,979

U.S. Well Path, Land
Horizontal	1,171	1,073	1,180
Vertical	553	570	566
Directional	235	243	233
Total U.S. Active Land Rigs	1,959	1,886	1,979
The data reflects an increase in oil directed drilling activity and a decrease in gas directed drilling. Higher levels of rig activity generally result in higher levels of demand for our products and services. In broad terms the number of active rigs has remained fairly steady over the period.   Equally important to our business is the number of land rigs employed in horizontal drilling activity, as this type of drilling involves higher levels of more intense pressure

Management's Discussion and Analysis
of Financial Condition and Results of Operations (continued)

pumping services and increased demand for our downhole products.
The current level of energy prices and corresponding drilling activity have resulted in robust demand for our products and services in our Drilling Technologies, Subsea Technologies, Downhole Technologies, and Surface Production Equipment product lines.  Increased activity in the refurbishment and upgrade of petrochemical facilities and pipeline integrity efforts have strengthened the demand for products in our Valve Solutions product line. Those portions of our business that supply parts and equipment relating to pressure pumping, primarily Flow Equipment, have experienced a decline in revenue and a compression of margins due to a shift in activity towards oil drilling, which generally places less of a demand on pressure pumping services and an overstocking of parts and supplies by our customers during prior periods and a destocking of that inventory beginning in the second quarter, both of which resulted in a decrease in orders to us. We expect this destocking to continue through the end of the year.
Results of operations
We have grown our business both organically and through strategic acquisitions, including eight acquisitions in 2011, five of which were completed after June 30, 2011. For additional information about these acquisitions, see Note 3 of the notes to condensed consolidated financial statements in Item 1 of Part I of this quarterly report. For this reason, our results of operations for the periods presented may not be comparable to our historical results of operations. There are factors related to the businesses we have acquired that may result in lower net profit margins on a going-forward basis, primarily due to the fact that several of these acquired businesses were pass-through entities for federal income tax purposes and the fact that we have recorded higher depreciation and amortization expense than the prior owner.

Management's Discussion and Analysis
of Financial Condition and Results of Operations (continued)

Three months ended June 30, 2012 compared to three months ended June 30, 2011

	Three Months Ended June 30,		Favorable / (Unfavorable)
	2012	2011	$	%
(in thousands of dollars, except per share information)
Revenue:
Drilling & Subsea	$222,651	$147,239	$75,412	51.2%
Production & Infrastructure	151,080	110,215	40,865	37.1%
Eliminations	(219)	—	(219)	*
Total revenue	$373,512	$257,454	$116,058	45.1%
Cost of sales:
Drilling & Subsea	$141,839	$100,586	$(41,253)	(41.0)%
Production & Infrastructure	109,090	79,676	(29,414)	(36.9)%
Eliminations	(219)	—	219	*
Total cost of sales	$250,710	$180,262	$(70,448)	(39.1)%
Gross profit:
Drilling & Subsea	$80,812	$46,653	$34,159	73.2%
Production & Infrastructure	41,990	30,539	11,451	37.5%
Total gross profit	$122,802	$77,192	$45,610	59.1%
Selling, general and administrative expenses:
Drilling & Subsea	$34,430	$21,869	$(12,561)	(57.4)%
Production & Infrastructure	17,131	13,899	(3,232)	(23.3)%
Corporate	4,644	6,919	2,275	32.9%
Total selling, general and administrative expenses	$56,205	$42,687	$(13,518)	(31.7)%
Operating income:
Drilling & Subsea	$46,382	$24,784	$21,598	87.1%
Production & Infrastructure	24,859	16,640	8,219	49.4%
Corporate	(4,644)	(6,919)	2,275	32.9%
Total segment operating income	$66,597	$34,505	$32,092	93.0%
Contingent consideration expense (benefit)	(4,900)	5,800	10,700	*
Impairment of intangible assets	1,161	—	(1,161)	*
Transaction expenses	442	2,341	1,899	81.1%
(Gain)/loss on sale of assets	56	(117)	(173)	(147.9)%
Income from operations	69,838	26,481	43,357	163.7%
Interest expense, net	3,623	4,449	826	18.6%
Other, net	335	687	352	51.2%
Other (income) expense, net	3,958	5,136	1,178	22.9%
Income before income taxes	65,880	21,345	44,535	*
Income tax expense	21,742	7,453	(14,289)	*
Net income	44,138	13,892	30,246	*
Less: Income attributable to non-controlling interest	17	158	(141)	*
Income attributable to common stockholders	$44,121	$13,734	$30,387	*

Weighted average shares outstanding
Basic	82,495	59,471
Diluted	89,794	62,660
Earnings per share
Basic	$0.53	$0.23
Diluted	$0.49	$0.22
* not meaningful

Management's Discussion and Analysis
of Financial Condition and Results of Operations (continued)

Revenue
Our revenue for the three months ended June 30, 2012 increased $116.1 million, or 45.1%, to $373.5 million compared to the three months ended June 30, 2011. For the three months ended June 30, 2012, our Drilling & Subsea segment and our Production & Infrastructure segment comprised 59.6% and 40.4% of our total revenue, respectively, compared to 57.2% and 42.8%, respectively, for the three months ended June 30, 2011. All of our product lines had increased revenue in the quarter ended June 30, 2012 compared to the comparable prior year period. The revenue increase by operating segment consisted of the following:
Drilling & Subsea Segment - Revenue increased $75.4 million, or 51.2%, to $222.7 million during the three months ended June 30, 2012 compared to the three months ended June 30, 2011. Of the $75.4 million increase, 36.1% was attributable to organic initiatives and 63.9% to operations acquired in 2011 that were not owned in the second quarter of 2011. The contributions to the organic growth were primarily increased shipments in drilling technologies of hydraulic catwalk units, manifold packages and tubular handling products, and in subsea technologies increased sales of workclass remote operating vehicles and parts related to the vehicles. The 2011 acquisitions added new drilling products from AMC Global Group, Ltd. ("AMC") and P-Quip, Ltd. ("P-Quip"), subsea products from one of the acquisitions, and downhole products from Davis-Lynch LLC ("Davis-Lynch") and Cannon Services, LLC ("Cannon").
Production & Infrastructure Segment - Revenue increased $40.9 million, or 37.1%, to $151.1 million during the three months ended June 30, 2012 compared to the three months ended June 30, 2011. The growth was attributable to increased shipments in both production equipment and valve solution products as each product line had higher market demand and increased orders from new customers. The higher shipments were made possible for production equipment by the expansion of existing facilities and the addition of new facilities in Pennsylvania, each completed throughout 2011. A portion of the revenue increase was due to the 2011 acquisitions that were entirely related to our flow equipment product line and were not owned for the full second quarter of 2011.
Segment operating income and segment operating margin percentage
Segment operating income for the three months ended June 30, 2012 increased $32.1 million, or 93.0%, to $66.6 million compared to the three months ended June 30, 2011.The segment operating margin percentage is calculated by dividing segment operating income by revenue. For the three months ended June 30, 2012, the segment operating margin percentage of 17.8% represents an improvement of 440 basis points over 13.4% operating margin percentage for the three months ended June 30, 2011. The improvement in operating margin percentage achieved in each segment was derived as follows:
Drilling & Subsea Segment - The operating margin percentage improved 400 basis points to 20.8% for the three months ended June 30, 2012, up from 16.8% for the three months ended June 30, 2011. Of this 400 basis point improvement in operating margin percentage, 180 basis points were due to manufacturing efficiencies in the base business and lower costs on certain subsea custom products, and 220 basis points were from higher margins on sales of products acquired in 2011 that were not included in the second quarter 2011. Offsetting the higher gross margins were slightly higher selling, general and administrative costs as a percentage of revenue attributable to the amortization of intangible assets of the businesses acquired in 2011.
Production & Infrastructure Segment - The operating margin percentage improved 140 basis points to 16.5% for the three months ended June 30, 2012, up from 15.1% for the three months ended June 30, 2011 primarily due to manufacturing efficiencies in the production equipment and valve solutions product lines as well as slight price increases on certain valve products. These margin increases are slightly offset by lower margins in the flow equipment product line due to changes in this market. The pressure pumping service providers, our customers, are currently experiencing excess capacity of new capital equipment and supplies and these companies have begun destocking supplies built up during an extended period of shortages. Also impacting our operating margins were lower selling, general and administrative costs as a percent of revenue attributable to tight controls on administrative costs during a period of increased sales.
Corporate — Selling, general and administrative expenses for Corporate decreased $2.3 million, or 32.9%, for the three months ended June 30, 2012 compared to the three months ended June 30, 2011 due to incentive compensation accruals. Corporate costs included, among other items, payroll related costs for general management and management of finance and administration, legal, and human resources; professional fees for legal, accounting and related services; and marketing costs.

Management's Discussion and Analysis
of Financial Condition and Results of Operations (continued)

Other items
Several items are not included in segment operating income but are included in total operating income. These items include: Contingent consideration, impairment of intangible assets, transaction expenses and gains/losses from the sale of assets. Contingent consideration is related to two acquisitions in 2011 where part of the purchase price is payable in cash and/or shares of the Company's common stock based on the earnings of the acquired entities. The change in the amount of the accrual is recorded as part of operating income. The impact to earnings was an increase to operating income of $4.9 million due to lower projected earnings of the acquired entities and a decrease to operating income for $5.8 million for the three months ended June 30, 2012 and 2011, respectively. During the quarter ended June 30, 2012, an impairment loss of $1.2 million was recorded on certain intangible assets as a result of a lack of orders for a specific service line within the Production & Infrastructure segment. Transaction expenses relate to costs incurred for corporate development work in acquiring businesses and are not considered to be part of segment operating income. These costs were $0.4 million and $2.3 million for the three months ended June 30, 2012 and 2011, respectively.
Interest expense
We incurred $3.6 million of interest expense during the three months ended June 30, 2012, a decrease of $0.8 million from the three months ended June 30, 2011. The decrease in interest expense was attributable to the decrease in debt levels as we repaid a portion of our debt from the net proceeds of the initial public offering (the "IPO") and concurrent private placement during the second quarter 2012.
Taxes
Tax expense includes current income taxes expected to be due based on taxable income to be reported during the periods in the various jurisdictions in which we conduct business, and deferred income taxes based on changes in the tax effect of temporary differences between the bases of assets and liabilities for financial reporting and tax purposes at the beginning and end of the respective periods. The effective tax rate, calculated by dividing total tax expense by income before income taxes, was 33.0% and 34.9% for the three months ended June 30, 2012 and 2011, respectively. The tax provision for the three months ended June 30, 2012 is lower than the comparable period in 2011 primarily due to a higher proportion of earnings in non-U.S. jurisdictions, which have lower tax rates.

Management's Discussion and Analysis
of Financial Condition and Results of Operations (continued)

Six months ended June 30, 2012 compared to six months ended June 30, 2011

	Six Months Ended June 30,		Favorable / (Unfavorable)
	2012	2011	$	%
(in thousands of dollars, except per share information)
Revenue:
Drilling & Subsea	$435,715	$267,965	$167,750	62.6%
Production & Infrastructure	301,675	192,541	109,134	56.7%
Eliminations	(389)	—	(389)	*
Total revenue	$737,001	$460,506	$276,495	60.0%
Cost of sales:
Drilling & Subsea	$275,689	$185,263	$(90,426)	(48.8)%
Production & Infrastructure	212,456	139,254	(73,202)	(52.6)%
Eliminations	(389)	—	389	*
Total cost of sales	$487,756	$324,517	$(163,239)	(50.3)%
Gross profit:
Drilling & Subsea	$160,026	$82,702	$77,324	93.5%
Production & Infrastructure	89,219	53,287	35,932	67.4%
Total gross profit	$249,245	$135,989	$113,256	83.3%
Selling, general and administrative expenses:
Drilling & Subsea	$67,648	$42,636	$(25,012)	(58.7)%
Production & Infrastructure	34,668	26,261	(8,407)	(32.0)%
Corporate	8,743	9,983	1,240	12.4%
Total selling, general and administrative expenses	$111,059	$78,880	$(32,179)	(40.8)%
Operating income:
Drilling & Subsea	$92,378	$40,066	$52,312	130.6%
Production & Infrastructure	54,551	27,026	27,525	101.8%
Corporate	(8,743)	(9,983)	1,240	12.4%
Total segment operating income	$138,186	$57,109	$81,077	142.0%
Contingent consideration expense (benefit)	(3,900)	5,800	9,700	*
Impairment of intangible assets	1,161	—	(1,161)	*
Transaction expenses	797	2,616	1,819	69.5%
(Gain)/loss on sale of assets	77	(420)	(497)	(118.3)%
Income from operations	140,051	49,113	90,938	*
Interest expense, net	9,409	7,689	(1,720)	(22.4)%
Other, net	366	751	385	51.3%
Other (income) expense, net	9,775	8,440	(1,335)	(15.8)%
Income before income taxes	130,276	40,673	89,603	*
Income tax expense	43,627	14,383	(29,244)	*
Net income	86,649	26,290	60,359	*
Less: Income attributable to non-controlling interest	46	187	(141)	*
Income attributable to common stockholders	$86,603	$26,103	$60,500	*

Weighted average shares outstanding
Basic	75,248	58,889
Diluted	81,990	61,333
Earnings per share
Basic	$1.15	$0.44
Diluted	$1.06	$0.43
* not meaningful

Management's Discussion and Analysis
of Financial Condition and Results of Operations (continued)

Revenue
Our revenue for the six months ended June 30, 2012 increased $276.5 million, or 60.0%, to $737.0 million compared to the six months ended June 30, 2011. For the six months ended June 30, 2012, our Drilling & Subsea Segment and our Production & Infrastructure Segment comprised 59.1% and 40.9% of our total revenue, respectively, compared to 58.2% and 41.8%, respectively, for the six months ended June 30, 2011. All of our product lines had increased revenue in the six months ended June 30, 2012 compared to the comparable prior year period. The revenue increase by operating segment consisted of the following:
Drilling & Subsea Segment - Revenue increased $167.8 million, or 62.6%, to $435.7 million during the six months ended June 30, 2012 compared to the six months ended June 30, 2011. Of the $167.8 million increase, approximately 41% was attributable to organic initiatives and 59% to operations acquired in 2011 that were not owned in the first six months of 2011. The contributions to the organic growth were primarily increased shipments in drilling technologies of hydraulic catwalk units, tubular handling products and manifold packages, and in subsea technologies increased sales of workclass remote operating vehicles and parts related to the vehicles. The 2011 acquisitions added new drilling products from AMC and P-Quip, subsea products from one of the acquisitions, and downhole products from Davis-Lynch and Cannon.
Production & Infrastructure Segment - Revenue increased $109.1 million, or 56.7%, to $301.7 million during the six months ended June 30, 2012 compared to the six months ended June 30, 2011. The increase in revenue was approximately 44% from organic growth and 56% from acquired operations in 2011 that were not owned for the full first half of last year. The organic growth was attributable to increased shipments in both production equipment and valve solution products to meet higher market demand and orders from new customers. The higher shipments were made possible for production equipment by the expansion of existing facilities and the addition of new facilities in Pennsylvania, each completed throughout 2011. The 2011 acquisitions were entirely related to our flow equipment product line and included WFP and Phoinix.
Segment operating income and segment operating margin percentage
Segment operating income for the six months ended June 30, 2012 increased $81.1 million, or 142.0%, to $138.2 million compared to the six months ended June 30, 2011. The segment operating margin percentage is calculated by dividing segment operating income by revenue. For the six months ended June 30, 2012, the segment operating margin percentage of 18.7% represents an improvement of 630 basis points over 12.4% operating margin for the six months ended June 30, 2011. The improvement in operating margin percentage achieved in each segment was derived as follows:
Drilling & Subsea Segment - The operating margin percentage improved 620 basis points to 21.2% for the six months ended June 30, 2012, up from 15.0% for the six months ended June 30, 2011. Of this 620 basis point improvement in operating margin percentage, 380 basis points were due to manufacturing efficiencies in the base business excluding the impact of acquired products in 2011, and 240 basis points were from higher margins on sales of products acquired in 2011 that were not included in the second quarter 2011. In addition, there were lower selling, general and administrative costs as a percentage of revenue that were achieved through operating leverage on higher shipments, although there are additional costs in the current year related to the amortization of intangible assets of the businesses acquired in 2011.
Production & Infrastructure Segment - The operating margin percentage improved 410 basis points to 18.1% for the six months ended June 30, 2012, up from 14.0% for the six months ended June 30, 2011 primarily from valves solutions price increases. In addition, there were lower selling, general and administrative costs as a percent of revenue that were attributable to tight controls on administrative costs during a period of increased sales.
Corporate — Selling, general and administrative expenses for Corporate decreased $1.2 million for the six months ended June 30, 2012 compared to the six months ended June 30, 2011 due to incentive compensation accruals. Corporate costs included, among other items, payroll related costs for general management and management of finance and administration, legal and human resources; professional fees for legal, accounting and related services; and marketing costs.
Other items
Several items are not included in segment operating income but are included in total operating income. These items include: Contingent consideration, impairment of intangible assets, transaction expenses and gains/losses

Management's Discussion and Analysis
of Financial Condition and Results of Operations (continued)

from the sale of assets. Contingent consideration is related to two acquisitions in 2011 where part of the purchase consideration is payable in cash and/or shares of the Company's common stock based on the earnings of the acquired entities. The change in the amount of the accrual is recorded as part of operating income. The impact to earnings was an increase to operating income of $3.9 million and a decrease to operating income for $5.8 million for the six months ended June 30, 2012 and 2011, respectively. During the six months ended June 30, 2012, an impairment loss of $1.2 million was recorded on certain intangible assets resulting from a lack of orders related to a specific service line within the Production & Infrastructure segment. Transaction expenses relate to costs incurred for corporate development work in acquiring businesses and are not considered to be part of segment operating income. These costs were $0.8 million and $2.6 million for the six months ended June 30, 2012 and 2011, respectively.
Interest expense
We incurred $9.4 million of interest expense during the six months ended June 30, 2012, an increase of $1.7 million from the six months ended June 30, 2011. The increase in interest expense was attributable to the increase in debt levels incurred to finance the cash portion of the consideration paid in connection with our eight acquisitions in 2011, partially offset from lower interest expense as debt was paid back with the net proceeds of the IPO and concurrent private placement during second quarter 2012.
Taxes
Tax expense includes current income taxes expected to be due based on taxable income to be reported during the periods in the various jurisdictions in which we conduct business, and deferred income taxes based on changes in the tax effect of temporary differences between the bases of assets and liabilities for financial reporting and tax purposes at the beginning and end of the respective periods. The effective tax rate, calculated by dividing total tax expense by income before income taxes, was 33.5% and 35.4% for the six months ended June 30, 2012 and 2011, respectively. The tax provision for the six months ended June 30, 2012 is lower than the comparable period in 2011 primarily due to a higher proportion of earnings in non-U.S. jurisdictions, which have lower tax rates.
Liquidity and capital resources
Sources and uses of liquidity
At June 30, 2012, we had cash and cash equivalents of $14.8 million and total debt of $366.6 million. During the six months ended June 30, 2012, we used the net proceeds from the IPO and concurrent private placement to repay a portion of the outstanding borrowings under our senior secured credit facility (the "Credit Facility").
We believe that cash on hand, cash generated from operations and amounts available under the Credit Facility will be sufficient to fund operations, working capital needs, capital expenditure requirements, and financing obligations for the foreseeable future.
Our total 2012 capital expenditure budget is approximately $55 million, which consists of, among other items, investments in expanding our rental fleet of subsea equipment, expanding certain manufacturing facilities and purchasing of machinery and equipment, as well as maintenance capital expenditures of approximately $20 million. This budget does not include expenditures for potential business acquisitions.
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

Management's Discussion and Analysis
of Financial Condition and Results of Operations (continued)

Our cash flows for the six months ended June 30, 2012 and 2011 are presented below (in millions):

	Six Months Ended June 30,
	2012	2011
Net cash provided by operating activities	$25.1	$1.9
Net cash used in investing activities	(25.3)	(84.8)
Net cash provided by/(used in) financing activities	(5.5)	126.1
Net increase (decrease) in cash and cash equivalents	$(5.7)	$45.8
Cash flows provided by operating activities
Net cash provided by operating activities was $25.1 million and $1.9 million for the six months ended June 30, 2012 and 2011, respectively. This $23.2 million increase in operating cash flow is primarily due to increased net income of $60.4 million. During the six months ended June 30, 2012, we continued to have investments in working capital that decreased operating cash flows, including a $77.5 million increase in inventory.
Cash flows used in investing activities
Net cash used in investing activities was $25.3 million and $84.8 million for the six months ended June 30, 2012 and 2011, respectively, a $59.5 million decrease period over period. Of this decrease, $2.8 million was used to fund the consideration for an acquisition during the six months ended June 30, 2012 compared with $65.2 million used for acquisitions in the six months ended June 30, 2011. This decrease was partially offset by a higher investment in property and equipment of $25.1 million during the six months ended June 30, 2012 compared an investment of $20.5 million during the six months ended June 30, 2011.
Cash flows provided by (used in) financing activities
Net cash used in financing activities was $5.5 million for the six months ended June 30, 2012 and consisted primarily of (1) net proceeds from our recent IPO and concurrent private placement which were used to pay down a portion of the outstanding borrowings under the revolving portion of the Credit Facility, and (2) payment of contingent consideration with respect to acquisitions. Net cash provided by financing activities was $126.1 million for the six months ended June 30, 2011, which was attributable to draws on the Credit Facility and a stock issuance to our major shareholder.
Credit Facility
We entered into the Credit Facility with several financial institutions, which provides for a $600.0 million revolving credit facility with up to $75.0 million of letters of credit and up to $25 million in swingline loans, and a $300.0 million term loan. In addition, subject to terms of the Credit Facility, we have the ability to increase the commitments under this facility by up to $100.0 million. The Credit Facility matures in October 2016. Weighted average interest rates, under the Credit Facility, (without the effect of hedging) at June 30, 2012 and December 31, 2011 were 2.74% and 2.78%, respectively.
It is anticipated that future borrowings under the credit agreement will be available for working capital and general corporate purposes and for permitted acquisitions. It is anticipated that the Credit Facility will be available to be drawn on and repaid during the term thereof so long as we are in compliance with the terms of the credit agreement, including certain financial covenants.
Availability under the Credit Facility was approximately $528.9 million and $230.0 million at June 30, 2012 and December 31, 2011, respectively. We were in compliance with all financial covenants at June 30, 2012 and December 31, 2011.
On April 17, 2012, we sold 13,889,470 shares of common stock in the IPO and 2,666,666 shares of common stock in a private placement to a private equity fund (not affiliated with our sponsor) for aggregate net proceeds of approximately $257.9 million and $50.0 million, respectively. All of the net proceeds were used to repay a portion of the outstanding borrowings under the revolving portion of the Credit Facility.
Off-balance sheet arrangements
As of June 30, 2012, we had no off-balance sheet instruments or financial arrangements.

Management's Discussion and Analysis
of Financial Condition and Results of Operations (continued)

Contractual obligations
Except for the repayment of a portion of the outstanding borrowings under the revolving portion of the Credit Facility discussed above, there have been no material changes in our contractual obligations and commitments disclosed in the Prospectus.
Critical Accounting Policies
There have been no material changes in our critical accounting policies and procedures during the six months ended June 30, 2012. For a detailed discussion of our critical accounting policies and estimates, refer to the Prospectus.
Recent Accounting Pronouncements
In May 2011, the FASB expanded the fair value measurements and disclosures guidance related to items marked to fair value that are categorized within Level 3 of the fair value hierarchy to include qualitative explanations of the valuation methodology used and sensitivity analysis of the valuation inputs. The amendment also requires entities to disclose the level in the fair value hierarchy for items that are not measured at fair value, but for which the fair value is disclosed. This guidance was adopted by the Company for the fiscal year beginning on January 1, 2012 and did not have a material impact on the Company’s financial statements.
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
Since December 31, 2011, there have been no significant changes to our discussion of our exposure to market risk under “Management’s discussion and analysis of financial condition and results of operations” included in the Prospectus.
Item 4. Controls and procedures
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our management, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b) as of June 30, 2012. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2012 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
Refer to Note 11, Commitments and Contingencies, in Part I, Item 1, Financial Statements, for a discussion of our legal proceedings, which is incorporated into this Item 1 of Part II by reference.
Item 1A. Risk Factors
For additional information about our risk factors, see "Risk Factors" in the Prospectus.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
During the three month period ended June 30, 2012, we issued unregistered securities to a limited number of persons, as described below. None of these transactions involved any underwriters, underwriting discounts or commissions or any public offering, and we believe that each of these transactions was exempt from the registration requirements pursuant to Section 4(2) of the Securities Act, Regulation D or Regulation S promulgated thereunder or Rule 701 of the Securities Act. The recipients of these securities represented their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were affixed to the share certificates and instruments issued in these transactions.
The following table sets forth information on the restricted stock awards issued by us in the three months ended June 30, 2012.

Person or class of person	Date of issuance/option exercise	Total shares of restricted stock	Common stock issued pursuant to options/warrant exercises	Total consideration
FET Executive Officers	April 12, 2012	168,720		*
FET Employees	April 12, 2012	222,148		*

*No cash consideration was paid to us by any recipient of any restricted stock award.
The following table sets forth information on the stock options issued by us during the three months ended June 30, 2012.

Date of issuance	Number of options granted	Grant date exercise price ($/sh)
April 12, 2012	1,148,998	$20.00
No cash consideration was paid to us by any recipient of any of the foregoing options for the grant of such options.
Certain transactions, including certain of the above-described issuances of restricted stock and option grants to accredited investors were made in reliance upon the exemption from registration requirements of the Securities Act available under Section 4(2) of the Securities Act, Rule 506 of Regulation D or Regulation S. The recipients of the securities in these transactions represented that they were sophisticated persons, they intended to acquire the securities for investment only and not with a view to, or for sale in connection with, any distribution thereof, they were non-U.S. persons (in the case of sales made pursuant to Regulation S), and appropriate legends were affixed to the share certificates and instruments issued in such sales. We believe that the purchasers either received adequate information about us or had adequate access, through their relationships with us and our public filings, to such information.
All other issuances of common stock described above either represent grants of restricted stock or stock options under the Forum Energy Technologies, Inc. 2010 Stock Incentive Plan (the “2010 Plan”) to our officers, directors, employees and consultants in reliance upon an available exemption from the registration requirements of the Securities Act, including those contained in Rule 701 promulgated under Section 3(b) of the Securities Act. Among other things, we relied on the fact that, under Rule 701, companies that are not subject to the reporting requirements of Section 13 or Section 15(d) of the Exchange Act are exempt from registration under the Securities Act with respect to certain offers and sales of securities pursuant to “compensatory benefit plans” as defined under that rule. We believe that the 2010 Plan qualifies as a compensatory benefit plan.

Item 6. Exhibits

Exhibit
Number		DESCRIPTION
1.1*	—
Underwriting Agreement, dated April 11, 2012, by and among Forum Energy Technologies, Inc., the Selling Stockholders, named therein and the Underwriters named therein (incorporated herein by reference to Exhibit 1.1 on the Company's Current Report on Form 8-K, filed on April 17, 2012).

3.1*	—
Second Amended and Restated Bylaws of Forum Energy Technologies, Inc. dated April 17, 2012 (incorporated herein by reference to Exhibit 3.1 on the Company's Current Report on Form 8-K, filed on April 17, 2012).

10.1#	—
Stock Purchase Agreement between Forum Energy Technologies, Inc. and Tinicum, L.P., dated as of March 28, 2012 (incorporated herein by reference to Exhibit 10.30 to Amendment No. 5 to the Company's Registration Statement on Form S-1 filed on March 29, 2012).

10.2#	—
Amendment to Employment Agreement dated as of April 12, 2012 between Forum Energy Technologies, Inc. and C. Christopher Gaut (incorporated herein by reference to Exhibit 10.2 on the Company's Current Report on Form 8-K, filed on April 17, 2012).

10.3#	—
Amendment to Employment Agreement dated as of April 12, 2012 between Forum Energy Technologies, Inc. and Wendell R. Brooks (incorporated herein by reference to Exhibit 10.3 on the Company's Current Report on Form 8-K, filed on April 17, 2012).

10.4#	—
Amendment to Employment Agreement dated as of April 12, 2012 between Forum Energy Technologies, Inc. and James W. Harris (incorporated herein by reference to Exhibit 10.4 on the Company's Current Report on Form 8-K, filed on April 17, 2012).

10.5#	—
Amendment to Employment Agreement dated as of April 12, 2012 between Forum Energy Technologies, Inc. and James L. McCulloch (incorporated herein by reference to Exhibit 10.5 on the Company's Current Report on Form 8-K, filed on April 17, 2012).

10.6**	—	Forum Energy Technologies, Inc. 2010 Stock Incentive Plan (as amended and restated effective April 12, 2012).

31.1**	—	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	—	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1***	—	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2***	—	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	—	XBRL Instance Document

101.SCH	—	XBRL Taxonomy Extension Schema Document

101.CAL	—	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	—	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	—	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	—	XBRL Taxonomy Extension Definition Linkbase Document

* Previously filed.

** Filed herewith.

*** Furnished herewith.

# Identifies management contracts and compensatory plans or arrangements.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FORUM ENERGY TECHNOLOGIES, INC.
Date:	August 6, 2012	By:	/s/ James W. Harris
James W. Harris
Senior Vice President and Chief Financial Officer
(As Duly Authorized Officer, Principal Financial Officer and Principal Accounting Officer)