Form 10-Q
period 2012-09-30
FORUM ENERGY TECHNOLOGIES, INC.
filed 2012-11-06
CIK 1401257

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________________
FORM 10-Q
___________________________________

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2012
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of October 30, 2012, there were 86,621,645 common shares outstanding.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
Forum Energy Technologies, Inc. and subsidiaries
Condensed consolidated statements of comprehensive income
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share information)	2012	2011	2012	2011
Net sales	$347,767	$330,906	$1,084,768	$791,412
Cost of sales	231,273	218,315	719,029	542,832
Gross profit	116,494	112,591	365,739	248,580
Operating expenses
Selling, general and administrative expenses	55,821	50,746	166,880	129,626
Contingent consideration expense (benefit)	(700)	200	(4,600)	6,000
Impairment of intangible assets	—	—	1,161	—
Transaction expenses	85	818	882	3,434
(Gain) loss on sale of assets	(1,616)	(100)	(1,539)	(520)
Total operating expenses	53,590	51,664	162,784	138,540
Operating income	62,904	60,927	202,955	110,040
Other expense (income)
Interest expense	3,592	6,034	13,001	13,723
Other, net	764	510	1,130	1,261
Total other expense	4,356	6,544	14,131	14,984
Income before income taxes	58,548	54,383	188,824	95,056
Provision for income tax expense	17,605	18,793	61,232	33,176
Net income	40,943	35,590	127,592	61,880
Less: Income attributable to noncontrolling interest	20	80	66	267
Net income attributable to common stockholders	40,923	35,510	127,526	61,613

Weighted average shares outstanding
Basic	84,993	67,655	78,041	61,843
Diluted	92,339	73,635	84,940	65,438
Earnings per share
Basic	$0.48	$0.52	$1.63	$1.00
Diluted	$0.44	$0.48	$1.50	$0.94

Other comprehensive income, net of tax:
Net income	40,943	35,590	127,592	61,880
Change in foreign currency translation, net of tax of $0	10,441	(13,192)	14,198	(5,419)
Gain on derivative instruments, net of tax of $0, $219, $0 and $658	—	407	—	1,224
Comprehensive income	51,384	22,805	141,790	57,685
Comprehensive (income) loss attributable to noncontrolling interests	(11)	45	(47)	(101)
Comprehensive income attributable to common stockholders	$51,373	$22,850	$141,743	$57,584
The accompanying notes are an integral part of these condensed consolidated financial statements.

Forum Energy Technologies, Inc. and subsidiaries
Condensed consolidated balance sheets
(Unaudited)

(in thousands, except share information)	September 30, 2012	December 31, 2011
Assets
Current assets
Cash and cash equivalents	$17,932	$20,548
Accounts receivable—trade, net	248,749	228,686
Inventories	423,567	324,638
Prepaid expenses and other current assets	17,127	14,372
Costs and estimated profits in excess of billings	6,258	11,706
Deferred income taxes, net	22,585	18,636
Total current assets	736,218	618,586
Property and equipment, net of accumulated depreciation	139,147	124,840
Deferred financing costs, net	8,554	10,131
Intangibles	226,691	241,314
Goodwill	608,388	600,827
Other long-term assets	3,986	11,617
Total assets	$1,722,984	$1,607,315
Liabilities and equity
Current liabilities
Current portion of long-term debt and capital lease obligations	$18,500	$5,176
Accounts payable—trade	107,172	97,642
Accrued liabilities	93,114	92,251
Contingent consideration liability	15,632	41,800
Deferred revenue	19,055	12,692
Billings in excess of costs and profits recognized	2,513	4,906
Derivative instruments	1,025	185
Total current liabilities	257,011	254,652
Long-term debt, net of current portion	299,129	660,379
Deferred income taxes, net	37,592	35,103
Derivative instruments	—	1,588
Other long-term liabilities	—	461
Total liabilities	593,732	952,183
Commitments and contingencies
Equity
Common stock, $0.01 par value, 296,000,000 shares authorized, 86,600,038 and 67,944,025 shares outstanding	866	679
Additional paid-in capital	756,738	424,466
Treasury stock, at cost, 3,377,599 and 3,374,770 shares	(25,933)	(25,877)
Warrants	27,024	27,097
Retained earnings	371,671	244,145
Accumulated other comprehensive loss	(1,800)	(16,017)
Total stockholders’ equity	1,128,566	654,493
Noncontrolling interest in subsidiary	686	639
Total equity	1,129,252	655,132
Total liabilities and equity	$1,722,984	$1,607,315
The accompanying notes are an integral part of these condensed consolidated financial statements.

Forum Energy Technologies, Inc. and subsidiaries
Condensed consolidated statements of cash flows
(Unaudited)

	Nine Months Ended September 30,
(in thousands, except share information)	2012	2011
Cash flows from operating activities
Net income	$127,592	$61,880
Adjustments to reconcile net income to net cash provided by operating activities
Payment of contingent consideration included in operating expense	(7,127)	—
Change in contingent consideration	(4,600)	6,000
Share-based compensation expense	5,553	3,997
Depreciation expense	23,134	18,752
Amortization of intangible assets	14,971	9,194
Impairment of intangible assets	1,161	—
Other	(937)	5,187
Changes in operating assets and liabilities
Accounts receivable—trade	(18,815)	(50,381)
Inventories	(95,948)	(51,924)
Prepaid expenses and other current assets	10,330	(4,503)
Accounts payable, deferred revenue and other accrued liabilities	16,180	34,544
Billings in excess of costs and estimated profits earned, net	3,164	(14,122)
Net cash provided by operating activities	$74,658	$18,624
Cash flows from investing activities
Capital expenditures for property and equipment	(37,779)	(30,281)
Proceeds from sale of property and equipment and other	4,784	1,006
Acquisition of businesses, net of cash acquired	(2,839)	(505,406)
Net cash (used in) investing activities	$(35,834)	$(534,681)
Cash flows from financing activities
Deferred financing costs	(16)	(2,280)
Borrowings due to acquisitions	2,839	505,406
Borrowings on long-term debt	75,678	—
Repayment of long-term debt	(432,789)	(27,768)
Proceeds of IPO, net of offering costs	256,381	—
Proceeds from concurrent private placement	50,000	—
Payment of contingent consideration accrued at acquisition	(11,100)	—
Repurchases of stock	(56)	(54)
Excess tax benefits from stock based compensation	6,990	418
Proceeds from stock issuance	10,128	56,225
Net cash provided by (used in) financing activities	$(41,945)	$531,947
Effect of exchange rate changes on cash	505	690
Net increase (decrease) in cash and cash equivalents	(2,616)	16,580
Cash and cash equivalents
Beginning of period	20,548	20,348
End of period	$17,932	$36,928
Noncash investing and financing activities
Insurance policy financed through notes payable	$6,348	$—
Payment of contingent consideration via stock	3,341	—
Acquisition via contingent consideration and stock	—	68,654
The accompanying notes are an integral part of these condensed consolidated financial statements.

Forum Energy Technologies, Inc. and subsidiaries
Notes to condensed consolidated financial statements
(Unaudited)
1. Organization and basis of presentation
Forum Energy Technologies, Inc. (the "Company" or "Forum"), a Delaware corporation, is a global oilfield products company, serving the subsea, drilling, completion, production and infrastructure sectors of the oil and natural gas industry. The Company designs and manufactures products, and engages in aftermarket services, parts supply and related services that complement the Company’s product offering.
Basis of presentation
The accompanying unaudited condensed consolidated financial statements of the Company include the accounts of the Company and its subsidiaries.
All significant intercompany transactions have been eliminated in consolidation. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for the fair statement of the Company's financial position, results of operations and cash flows have been included. Operating results for the nine months ended September 30, 2012 are not necessarily indicative of the results that may be expected for the year ended December 31, 2012 or any other interim period.
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
Subsequent events
The Company evaluated events subsequent to the balance sheet date and prior to the filing of this Quarterly Report on Form 10-Q for the nine months ended September 30, 2012 and determined that any events or transactions occurring during this period that would require recognition or disclosure are appropriately addressed in these financial statements.
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
In June 2011, the FASB issued an update to ASC 220, "Presentation of Comprehensive Income." This Accounting Standards Update (“ASU”) provides that an entity that reports items of other comprehensive income has the option to present comprehensive income in either: (1) a single statement that presents the components of net income and total net income, the components of other comprehensive income and total other comprehensive income, and a total for comprehensive income; or (2) a two-statement approach, which presents the components of net income and total net income in a first statement, immediately followed by a financial statement that presents the components of other comprehensive income, a total for other comprehensive income, and a total for

Forum Energy Technologies, Inc. and subsidiaries
Notes to condensed consolidated financial statements (continued)
(Unaudited)

comprehensive income. The option in current GAAP that permits the presentation of other comprehensive income in the statement of changes in equity was eliminated. For the fiscal year beginning January 1, 2012, the Company adopted the guidance and began presenting comprehensive income in a single statement. The guidance was applied retrospectively and did not have a material impact on the Company's financial statements.
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
Wood Flowline Products, LLC
In February 2011, the Company purchased Wood Flowline Products, LLC (“WFP”). WFP manufactures pressure control and flow equipment products that are principally used in the fracturing and well stimulation process. WFP also provides on-site recertification and refurbishment services of the associated flow equipment products. This acquisition provided the Company with new exposure to the growing well completion sector, specifically focused on the development of North American unconventional shale and tight sands resources. The results of WFP’s operations were included in the Company’s consolidated financial statements beginning February 1, 2011 and are included in the Company’s Production & Infrastructure segment. The purchase consideration included two separate contingent consideration payments, which may be payable in cash and/or shares of the Company's common stock based upon WFP’s 2011 and 2012 calendar year earnings as defined in the purchase and sale agreement. The fair value of the contingent consideration was estimated at the time of the acquisition to be $13.4 million based on an internal valuation of the earnings level that the acquired company is expected to achieve. The fair value of the contingent consideration payment was re-measured as of December 31, 2011 at $22.1 million and was included in "Contingent consideration liability” in the consolidated balance sheet. Upon resolution of the results of operations for WFP for the year ended December 31, 2011, the portion of the contingent consideration to be paid in shares of the Company's common stock related to the 2011 earnings was finalized and $3.3 million of the liability was reclassified to equity. The cash portion of the contingent consideration payment based on the 2011 calendar year earnings in the amount of $6.1 million was paid during the second quarter 2012. The fair value of the remaining contingent consideration liability relating to the 2012 calendar year was re-measured as of September 30, 2012 at $7.8 million and is included in “Contingent consideration liability” in the condensed consolidated balance sheets. The changes in fair value during the three and nine months ended September 30, 2012 resulted in increases to operating income of $0.8 million and $4.8 million, respectively, and are included in “Contingent consideration expense (benefit)” in the condensed consolidated statements of comprehensive income.
Phoinix Global LLC
In April 2011, the Company purchased Phoinix Global LLC (“Phoinix”), a provider of high pressure flow control equipment and products utilized in the well stimulation and flow back processes of oil and gas well completion based in Alice, Texas. This acquisition added to the Company’s breadth of flow equipment products through a product offering that includes fluid-ends for hydraulic fracturing pressure pumps, plug valves, relief valves, chokes, manifolds, manifold trailers and flow equipment transport trucks. The results of the Phoinix operations were included in the Company’s consolidated financial statements beginning May 1, 2011 and are included in the Company’s Production & Infrastructure segment. The purchase consideration included two separate contingent consideration payments, which may be payable in cash based upon Phoinix’s 2011 and 2012 calendar year earnings as defined in the purchase and sale agreement. The fair value of the contingent consideration was estimated at the time of the acquisition to be $16.3 million based on an internal valuation of the earnings level that Phoinix is expected to achieve. The portion of the contingent consideration based upon Phoinix's 2011 calendar earnings in the amount of $12.1 million was paid during the second quarter 2012. The fair value of the remaining contingent consideration payment was re-measured as of September 30, 2012 and December 31, 2011 at $7.8 million and $19.7 million, respectively, and is included in “Contingent consideration liability” in the consolidated

Forum Energy Technologies, Inc. and subsidiaries
Notes to condensed consolidated financial statements (continued)
(Unaudited)

balance sheets. The changes in fair value during the three and nine months ended September 30, 2012 of $0.1 million and $0.2 million, respectively, are a decrease to operating income and are included in “Contingent consideration expense (benefit)” in the condensed consolidated statements of comprehensive income.
Cannon Services, LLC
In July 2011, the Company acquired Cannon Services, LLC (“Cannon”), based in Stafford, Texas. Cannon is a provider of standard and customized clamp and stamped metal protection systems used to shield the downhole control lines and gauges during their installation and provide protection during production enhancement operations. This acquisition, along with the acquisition of Davis-Lynch LLC ("Davis Lynch"), formed the product platform targeting niche downhole products that are consumed during the well construction, completion, intervention and production enhancement processes, as well as those associated with the growth in intelligent well construction. The results of Cannon’s operations were included in the Company’s consolidated financial statements beginning July 1, 2011 and are included in the Company’s Drilling & Subsea segment.
AMC Global Group, Ltd.
In July 2011, the Company acquired AMC Global Group, Ltd. (“AMC”), based in Aberdeen, Scotland. AMC designs and manufactures specialized torque equipment for tubular connections, including high torque stroking units, fully rotational torque units and portable torque units for field deployment and related control systems, and provides aftermarket service. This acquisition enhanced the product offerings in our drilling products line. The results of AMC’s operations were included in the Company’s consolidated financial statements beginning July 1, 2011 and are included in the Company’s Drilling & Subsea segment.
P-Quip, Ltd.
In July 2011, the Company acquired P-Quip, Ltd. (“P-Quip”), based in Kilbirnie, Scotland. P-Quip manufactures proprietary mud pump fluid end assemblies, mud pump rod systems, liner retention systems, valve cover retention systems and other drilling flow control products. This acquisition enhanced the product offerings in our drilling products line. The results of P-Quip’s operations were included in the Company’s consolidated financial statements beginning July 5, 2011 and are included in the Company’s Drilling & Subsea segment.
Davis-Lynch LLC
In July 2011, the Company acquired Davis-Lynch based in Pearland, Texas. Davis-Lynch is a provider of proprietary, downhole cementing and casing products. This acquisition along with the acquisition of Cannon formed the new product platform targeting niche downhole products that are consumed during the well construction, completion, intervention and production enhancement processes, as well as those associated with the growth in intelligent well construction. The results of Davis-Lynch’s operations were included in the Company’s consolidated financial statements beginning August 1, 2011 and are included in the Company’s Drilling & Subsea segment.
The following table provides pro forma information related to all 2011 acquisitions in the aggregate (in thousands, except per share data):

	Three Months Ended September 30, 2011	Nine Months Ended September 30, 2011
Revenue	$340,333	$909,026
Net income	36,989	79,992
Basic earnings per share	0.55	1.29
Diluted earnings per share	0.50	1.22
The pro forma information for the three and nine months ended September 30, 2011 assumes that all 2011 acquisitions occurred as of January 1, 2010.
The combined results of operations of the acquired businesses have been adjusted to reflect additional depreciation of fixed assets and amortization of intangible assets subject to amortization. Pro forma interest expense was calculated on notes payable and draws on the Company’s available line of credit at a rate of 4.7%, as if the businesses were acquired on January 1, 2010.

Forum Energy Technologies, Inc. and subsidiaries
Notes to condensed consolidated financial statements (continued)
(Unaudited)

Although the Company believes the accounting policies and procedures used to prepare the pro forma schedules are reasonable, these pro forma results do not purport to be indicative of the actual results which would have been achieved had the acquisition been consummated on January 1, 2010. The amounts shown are not intended to be a projection of future results.
4. Inventories
The Company's significant components of inventory at September 30, 2012 and December 31, 2011 were as follows (in thousands):

	September 30, 2012	December 31, 2011
Raw materials and parts	$143,387	$112,017
Work in process	78,131	52,402
Finished goods	223,090	177,659
Gross inventories	444,608	342,078
Inventory reserve	(21,041)	(17,440)
Inventories	$423,567	$324,638
5. Goodwill and intangible assets
Goodwill
The changes in the carrying amount of goodwill from January 1, 2012 to September 30, 2012, were as follows (in thousands):

	Drilling & Subsea	Production & Infrastructure	Total
Goodwill Balance at January 1, 2012 net	$523,019	$77,808	$600,827
Impact of non-United States local currency translation	7,435	126	7,561
Goodwill Balance at September 30, 2012 net	$530,454	$77,934	$608,388

Forum Energy Technologies, Inc. and subsidiaries
Notes to condensed consolidated financial statements (continued)
(Unaudited)

Intangible assets
At September 30, 2012 and December 31, 2011, intangible assets consisted of the following, respectively (in thousands):

	September 30, 2012
	Gross carrying amount	Accumulated amortization	Net intangibles	Amortization period (in years)
Customer relationships	$208,910	$(44,205)	$164,705	4-15
Patents and technology	19,654	(3,931)	15,723	5-17
Non-compete agreements	5,555	(4,541)	1,014	3-6
Trade names	35,071	(7,793)	27,278	10-15
Distributor relationships	22,160	(9,710)	12,450	8-15
Trademark	5,521	—	5,521	Indefinite
Intangible Assets Total	$296,871	$(70,180)	$226,691

	December 31, 2011
	Gross carrying amount	Accumulated amortization	Net intangibles	Amortization period (in years)
Customer relationships	$212,193	$(36,420)	$175,773	4-15
Patents and technology	19,172	(2,676)	16,496	5-17
Non-compete agreements	5,234	(4,108)	1,126	3-6
Trade names	35,076	(6,088)	28,988	10-15
Distributor relationships	22,160	(8,750)	13,410	8-15
Trademark	5,521	—	5,521	Indefinite
Intangible Assets Total	$299,356	$(58,042)	$241,314

During the second quarter 2012, an impairment loss of $1.2 million was recorded on certain intangible assets resulting from a lack of business and orders related to a specific service line within the Production & Infrastructure segment. The impairment loss was measured using a discounted cash flows approach and was recorded for the amount by which the carrying value exceeded the estimated fair value of the intangible assets. The impaired intangible assets included customer relationships and trade names. No other indicators of intangible asset impairment occurred during the nine months ended September 30, 2012.
6. Debt
Notes payable and lines of credit consisted of the following at September 30, 2012 and December 31, 2011 (in thousands):

	September 30, 2012	December 31, 2011
Senior secured revolving credit facility	$14,000	$363,694
Term loan	300,000	300,000
Other debt	3,629	1,861
Total debt	317,629	665,555
Less: current maturities	(18,500)	(5,176)
Long-term debt	$299,129	$660,379
The Company has a senior secured credit facility (the "Credit Facility") with several financial institutions, which provides for a $600 million revolving credit facility with up to $75 million of letters of credit and up to $25 million in swingline loans, and a $300 million term loan. In addition, subject to the terms of the Credit Facility, the Company

Forum Energy Technologies, Inc. and subsidiaries
Notes to condensed consolidated financial statements (continued)
(Unaudited)

has the ability to increase the commitments under the Credit Facility by up to $100 million. The Credit Facility matures in October 2016. Weighted average interest rates under the Credit Facility (without the effect of hedging) at September 30, 2012 and December 31, 2011 were 2.25% and 2.78%, respectively.
Availability under the Credit Facility was approximately $578.3 million and $230 million at September 30, 2012 and December 31, 2011, respectively. The Company was in compliance with all financial covenants at September 30, 2012 and December 31, 2011.
On April 17, 2012, the Company sold 13,889,470 shares of common stock in the Initial Public Offering (the "IPO") and 2,666,666 shares of common stock in a private placement to a private equity fund (not affiliated with the original sponsor) for aggregate net proceeds of approximately $256.4 million and $50 million, respectively. The Company used all of the net proceeds to repay a portion of the outstanding borrowings under the revolving portion of the Credit Facility.
Other debt
Other debt consists primarily of upfront annual insurance premiums that have been financed and capital lease obligations.
7. Income taxes
The Company’s effective tax rate for the three months ended September 30, 2012 and 2011 was 30.1% and 34.6%, respectively. The Company's effective tax rate for the nine months ended September 30, 2012 and 2011 was 32.4% and 34.9%, respectively. The effective tax rate for the three and nine months ended September 30, 2012 is lower than the comparable periods in 2011 primarily due to a reduction in the tax provision from the finalization of certain prior year tax returns.
8. Fair value measurements
During the nine months ended September 30, 2011, the Company had interest rate swap agreements to convert variable interest payments related to $34 million of floating rate debt to fixed interest payments. These swaps expired in March and November 2011. During the nine months ended September 30, 2011, the Company also had an interest rate collar arrangement to reduce the variability in interest payments related to $20 million in floating rate debt. This interest rate collar instrument expired in November 2011. These instruments were designated as cash flow hedging instruments and changes in their fair values were recognized in accumulated other comprehensive income or loss.
Approximately $75 million of the Company's interest rate swaps were not designated for hedge accounting at inception. These swaps have a fixed rate of 1.83% plus the applicable margin and expire in August 2013. They are also recorded at fair value, which is measured using the market approach valuation technique. These interest rate swap agreements were executed to hedge the Company's interest rate risk exposure. The realized gains and losses are included in Interest expense in the condensed consolidated statements of comprehensive income. At September 30, 2012, the fair value of the swap agreements was recorded as a current liability of $1.0 million. At December 31, 2011, the fair value of the swap agreements was recorded as a current and long-term liability of $0.2 million and $1.6 million, respectively.
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

Forum Energy Technologies, Inc. and subsidiaries
Notes to condensed consolidated financial statements (continued)
(Unaudited)

The Company's financial assets and liabilities are measured at fair value on a recurring basis. There were no outstanding financial assets as of September 30, 2012 and December 31, 2011 measured at fair value on a recurring basis. The following fair value hierarchy table presents information about the Company’s financial liabilities measured at fair value on a recurring basis as of September 30, 2012 and December 31, 2011, respectively (in thousands):

	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Balance as of September 30, 2012
Liabilities
Interest rate derivatives	$—	$—	$1,025	$1,025
Contingent consideration	—	—	15,632	15,632
Total Liabilities	$—	$—	$16,657	$16,657

	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Balance as of December 31, 2011
Liabilities
Interest rate derivatives	$—	$—	$1,773	$1,773
Contingent consideration	—	—	41,800	41,800
Total Liabilities	$—	$—	$43,573	$43,573
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
Contingent consideration. The significant unobservable input to measure for the fair value of the contingent consideration is the earnings level that the acquired company is expected to achieve based on an internal valuation. In developing these estimates, the Company considered earnings projections, the acquired company's historical results, the general macro-economic environment and industry trends. During the nine month period ended September 30, 2012, the Company recorded a credit for the contingent consideration in the amount of $4.6 million to reflect the expected earnings levels of the acquired companies. Since the payment of the liability that is related to 2012 earnings will occur in 2013, the Company calculated the net present value of the liability as of September 30, 2012 using an appropriate discount rate.
At September 30, 2012, the carrying value of the Company's debt, excluding capital leases, was $317.1 million. The majority of the debt incurs interest at a variable interest rate and therefore, the carrying amount approximates fair value. The fair value of the debt is classified as a Level 2 measurement because interest rates charged are similar to other financial instruments with similar terms and maturities.
The Company did not change its valuation techniques associated with recurring fair value measurements from prior periods and there were no transfers between levels of the fair value hierarchy during the nine months ended September 30, 2012.

Forum Energy Technologies, Inc. and subsidiaries
Notes to condensed consolidated financial statements (continued)
(Unaudited)

The following table sets forth a reconciliation of changes for the nine months ended September 30, 2012 in the fair value of financial liabilities classified as Level 3 in the fair value hierarchy (in thousands):

	Contingent consideration	Interest rate derivatives
Balance at December 31, 2011	$41,800	$1,773
Total (Gains) or Losses (Realized or Unrealized):
Included in Earnings	(4,600)	(748)
Included in Other Comprehensive Income	—	—
Payment of contingent consideration	(18,227)	—
Reclassified to equity	(3,341)	—
Purchases, Issuances and Settlements	—	—
Transfers In and/or Out of Level 3	—	—
Balance as of September 30, 2012	$15,632	$1,025
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
9. Business segments
The Company’s operations are divided into two business segments, Drilling & Subsea (“D&S”) and Production & Infrastructure (“P&I”). The amounts indicated below as "Corporate" relate to costs and assets not allocated to our reportable segments. Summary financial data by segment follows (in thousands):

	Three months ended		Nine months ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Revenue:
Drilling & Subsea	$203,823	$197,933	$639,538	$465,898
Production & Infrastructure	144,095	132,973	445,770	325,514
Intersegment eliminations	(151)	—	(540)	—
Total Revenue	$347,767	$330,906	$1,084,768	$791,412

Operating income:
Drilling & Subsea	$41,406	$43,412	$133,784	$83,478
Production & Infrastructure	25,520	23,703	80,071	50,729
Corporate	(6,253)	(5,270)	(14,996)	(15,253)
Total segment operating income	60,673	61,845	198,859	118,954
Intangible asset impairment	—	—	1,161	—
Contingent consideration	(700)	200	(4,600)	6,000
Transaction expenses	85	818	882	3,434
(Gain)/loss on sale of assets	(1,616)	(100)	(1,539)	(520)
Income from operations	$62,904	$60,927	$202,955	$110,040

Forum Energy Technologies, Inc. and subsidiaries
Notes to condensed consolidated financial statements (continued)
(Unaudited)

	September 30, 2012	December 31, 2011
Assets
Drilling & Subsea	$1,233,831	$1,193,128
Production & Infrastructure	449,445	388,570
Corporate	39,708	25,617
Total assets	$1,722,984	$1,607,315

10. Earnings per share
The calculation of basic and diluted earnings per share for each period presented was as follows (dollars and shares in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net Income attributable to common stockholders	$40,923	$35,510	$127,526	$61,613

Average shares outstanding (basic)	84,993	67,655	78,041	61,843
Common stock equivalents	7,346	5,980	6,899	3,595
Diluted shares	92,339	73,635	84,940	65,438
Earnings per share
Basic earnings per share	$0.48	$0.52	$1.63	$1.00
Diluted earnings per share	$0.44	$0.48	$1.50	$0.94
The diluted earnings per share calculation excludes approximately 1.2 million and 0.3 million stock options for the three months ended September 30, 2012 and 2011, respectively, and 0.9 million and 0.4 million stock options for the nine months ended September 30, 2012 and 2011, respectively, because they were anti-dilutive as the option exercise price was greater than the average market price of the common stock.
11. Commitments and contingencies
In the ordinary course of business, the Company is, and in the future, could be involved in various pending or threatened legal actions, some of which may or may not be covered by insurance. Management has reviewed such pending judicial and legal proceedings, the reasonably anticipated costs and expenses in connection with such proceedings, and the availability and limits of insurance coverage, and has established reserves that are believed to be appropriate in light of those outcomes that are believed to be probable and can be estimated. The reserves accrued at December 31, 2011 and September 30, 2012 are immaterial. In the opinion of management, the Company's ultimate liability, if any, with respect to these actions is not expected to have a material adverse effect on the Company’s financial position, results of operations or cash flows.
12. Related party transactions
Several of the subsidiaries of the Company have entered into lease agreements for office and warehouse space with former owners of acquired companies, stockholders or affiliates. The dollar amounts related to these related party activities are not significant to the Company’s condensed consolidated financial statements.
A subsidiary of the Company purchased inventory and services from an affiliate of a shareholder in amounts totaling $3.4 million and $3.6 million during the nine-months ended September 30, 2012 and 2011, respectively. The Company sold $1.1 million and $1.9 million of equipment and services to an affiliate of a stockholder during the nine-months ended September 30, 2012 and 2011, respectively.

Management's Discussion and Analysis
of Financial Condition and Results of Operations
Item 2.  Management’s discussion and analysis of financial condition and results of operations
CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These forward-looking statements are subject to a number of risks and uncertainties, many of which are beyond the Company's control. All statements, other than statements of historical fact, included in this Quarterly Report on Form 10-Q regarding our strategy, future operations, financial position, estimated revenues and losses, projected costs, prospects, plans and objectives of management are forward-looking statements. When used in this Quarterly Report on Form 10-Q, the words “could,” “believe,” “anticipate,” “intend,” “estimate,” “expect,” “may,” “continue,” “predict,” “potential,” “project” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words.
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
•the ability to establish and maintain effective internal control over financial reporting;
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
Overview
Organization
We are a global oilfield products company, serving the subsea, drilling, completion, production and infrastructure sectors of the oil and natural gas industry. We design, manufacture and distribute products, and engage in aftermarket services, parts supply and related services that complement our product offering. Our product offering and related services include a mix of highly engineered capital products and frequently replaced items that are consumed in the exploration and development of oil and natural gas reserves. Historically, a little more than half of our revenue is derived from activity-based consumable products, while the balance is derived principally from capital products and a small amount from rentals and other services. We seek to design, manufacture and supply reliable, cost effective products that create value for our broad and diverse customer base, which includes oil and gas operators, land and offshore drilling contractors, well stimulation and intervention service providers, subsea construction and service companies, and pipeline and refinery operators, among others. We believe that we differentiate ourselves from our competitors on the basis of the quality of our products, the level of related service and support we provide and the collaborative approach we take with our customers to help them solve critical problems.
We operate in two business segments:

•
Drilling & Subsea Segment. We design and manufacture products and provide related services to the subsea, drilling, well construction, completion and intervention markets. Through this segment, we offer drilling products, including capital equipment and a broad line of products consumed in the drilling and well intervention process; downhole products, including cementing and casing tools and a range of downhole protection solutions; and subsea products, including robotic vehicles and other capital equipment, specialty components and tooling, and applied products for subsea pipelines. We also provide a broad suite of complementary subsea technical services and rental items.

•
Production & Infrastructure Segment. We design and manufacture products and provide related equipment and services to the well stimulation, completion, production and infrastructure markets. Through this segment, we supply production equipment, including well site production and process equipment and specialty pipeline construction equipment; valves products, which includes a broad range of industrial and process valves; and flow equipment, including well stimulation consumable products and related recertification and refurbishment services.

Market Conditions
The demand for our products and services is ultimately driven by energy prices and the expectations of exploration and production companies as to future trends in those prices.  Management believes that the long-term fundamentals underlying the global demand for energy, such as long-term economic and demographic trends, remain strong.  Recently, however, the outlook for commodity prices has become less strong, as evidenced by the reduced rig activity in North America. The level of demand for our products and services is directly related to the capital budgets of our customers, which in turn are influenced heavily by the outlook for energy prices.

Management's Discussion and Analysis
of Financial Condition and Results of Operations (continued)

The table below shows average crude oil and natural gas prices for West Texas Intermediate crude oil (WTI), United Kingdom Brent crude oil (Brent), and Henry Hub natural gas:

	Three Months Ended
	September 30,		June 30,
	2012	2011	2012
Average oil, $/bbl
West Texas Intermediate	$91.49	$90.37	$93.51
United Kingdom Brent	$108.80	$113.98	$108.60

Average North American Natural Gas, $/Mcf
Henry Hub	$2.85	$4.28	$2.43
Crude oil prices appear adequate to generally maintain the current level of global exploration and production activity, including the development of deepwater prospects, which stimulates demand for our subsea products and services. Current oil prices are also supporting a generally steady level of oil related activity, both offshore and onshore. Low North American natural gas prices have, however, negatively impacted certain areas of our business, principally those tied to products and services we provide to the drilling and pressure pumping service sectors.  At the same time, abundant natural gas at low prices appears to be leading to redevelopment of U.S. petrochemical and process industry facilities, promoting increased demand for our valve products.
Corresponding to the commodity price levels, the active rig count data below, based on the weekly Baker Hughes Incorporated rig count, reflect a broad measure of industry activity and resultant demand for our drilling and production related products and services.

	Three Months Ended
	September 30,		June 30,
	2012	2011	2012
Active Rigs by Location
United States	1,905	1,945	1,959
Canada	325	443	261
International	1,259	1,169	1,285
Global Active Rigs	3,489	3,557	3,505

Land vs. Offshore Rigs
Land	3,145	3,212	3,154
Offshore	344	345	351
Global Active Rigs	3,489	3,557	3,505

U.S. Commodity Target, Land
Oil/Gas	1,419	1,048	1,421
Gas	486	897	534
Unclassified	—	—	4
Total U.S. Land Rigs	1,905	1,945	1,959

U.S. Well Path, Land
Horizontal	1,153	1,114	1,171
Vertical	531	590	553
Directional	221	241	235
Total U.S. Active Land Rigs	1,905	1,945	1,959
Increased activity in the refurbishment and upgrade of petrochemical facilities and projects to ensure pipeline integrity have strengthened the demand for our valve products. We have also continued to see strong demand in our production equipment, subsea and downhole product lines. The decline in drilling activity levels in North America has resulted in reduced demand for products and services in our drilling technologies and flow equipment

Management's Discussion and Analysis
of Financial Condition and Results of Operations (continued)

product lines. Those portions of our business that supply parts and equipment relating to pressure pumping, primarily flow equipment, have experienced a decline in revenue and a compression of margins due to a shift in activity towards oil drilling, which generally places less of a demand on pressure pumping equipment. This shift and an overstocking of parts and supplies by our customers during prior periods has necessitated a destocking of that inventory beginning in the second quarter. We expect this destocking to continue through the end of the year.
Results of operations
We have grown our business both organically and through strategic acquisitions, including eight acquisitions in 2011, all of which were completed during the nine months ended September 30, 2011. For additional information about these acquisitions, see Note 3 of the notes to condensed consolidated financial statements in Item 1 of Part I of this quarterly report. For this reason, our results of operations for the 2012 periods presented may not be comparable to historical results of operations for the 2011 periods. There are factors related to the businesses we have acquired that may result in lower net profit margins on a going-forward basis, including the fact that several of these acquired businesses were organized as tax pass-through entities without federal income tax incurred or recognized at the entity level, and the fact that post-acquisition we have recorded higher depreciation and amortization expenses.

Management's Discussion and Analysis
of Financial Condition and Results of Operations (continued)

Three months ended September 30, 2012 compared to three months ended September 30, 2011

	Three Months Ended September 30,		Favorable / (Unfavorable)
	2012	2011	$	%
(in thousands of dollars, except per share information)
Revenue:
Drilling & Subsea	$203,823	$197,933	$5,890	3.0%
Production & Infrastructure	144,095	132,973	11,122	8.4%
Eliminations	(151)	—	(151)	*
Total revenue	$347,767	$330,906	$16,861	5.1%
Cost of sales:
Drilling & Subsea	$129,326	$124,853	$(4,473)	(3.6)%
Production & Infrastructure	102,098	93,462	(8,636)	(9.2)%
Eliminations	(151)	—	151	*
Total cost of sales	$231,273	$218,315	$(12,958)	(5.9)%
Gross profit:
Drilling & Subsea	$74,497	$73,080	$1,417	1.9%
Production & Infrastructure	41,997	39,511	2,486	6.3%
Total gross profit	$116,494	$112,591	$3,903	3.5%
Selling, general and administrative expenses:
Drilling & Subsea	$33,091	$29,668	$(3,423)	(11.5)%
Production & Infrastructure	16,477	15,808	(669)	(4.2)%
Corporate	6,253	5,270	(983)	(18.7)%
Total selling, general and administrative expenses	$55,821	$50,746	$(5,075)	(10.0)%
Operating income:
Drilling & Subsea	$41,406	$43,412	$(2,006)	(4.6)%
Operating income margin %	20.3%	21.9%
Production & Infrastructure	25,520	23,703	1,817	7.7%
Operating income margin %	17.7%	17.8%
Corporate	(6,253)	(5,270)	(983)	(18.7)%
Total segment operating income	$60,673	$61,845	$(1,172)	(1.9)%
Operating income margin %	17.4%	18.7%
Contingent consideration expense (benefit)	(700)	200	900	*
Transaction expenses	85	818	733	89.6%
(Gain)/loss on sale of assets	(1,616)	(100)	1,516	*
Income from operations	62,904	60,927	1,977	3.2%
Interest expense, net	3,592	6,034	2,442	40.5%
Other, net	764	510	(254)	(49.8)%
Other (income) expense, net	4,356	6,544	2,188	33.4%
Income before income taxes	58,548	54,383	4,165	7.7%
Income tax expense	17,605	18,793	1,188	6.3%
Net income	40,943	35,590	5,353	15.0%
Less: Income attributable to non-controlling interest	20	80	(60)	(75.0)%
Income attributable to common stockholders	$40,923	$35,510	$5,413	15.2%

Weighted average shares outstanding
Basic	84,993	67,655
Diluted	92,339	73,635
Earnings per share
Basic	$0.48	$0.52
Diluted	$0.44	$0.48
* not meaningful

Management's Discussion and Analysis
of Financial Condition and Results of Operations (continued)

Revenue
Our revenue for the three months ended September 30, 2012 increased $16.9 million, or 5.1%, to $347.8 million compared to the three months ended September 30, 2011. For the three months ended September 30, 2012, our Drilling & Subsea segment and our Production & Infrastructure segment comprised 58.6% and 41.4% of our total revenue, respectively, compared to 59.8% and 40.2%, respectively, for the three months ended September 30, 2011. Both of our operating segments had increased revenue in the three months ended September 30, 2012 compared to the comparable prior year period. The revenue increase by operating segment consisted of the following:
Drilling & Subsea Segment - Revenue increased $5.9 million, or 3.0%, to $203.8 million during the three months ended September 30, 2012 compared to the three months ended September 30, 2011. The increase is mostly attributable to our downhole product line, the majority of which was owned for only two of the three months ended September 30, 2011. Adding to the increase in revenue was higher shipments of various types of capital equipment items in our drilling product line, such as tubular handling products and coiled tubing blowout preventer equipment. These increases were offset by fewer shipments of remote operating vehicles (ROV's) in our subsea product line as our customers have delayed orders and shipments.
Production & Infrastructure Segment - Revenue increased $11.1 million, or 8.4%, to $144.1 million during the three months ended September 30, 2012 compared to the three months ended September 30, 2011. The growth was attributable to increased shipments in both production equipment and valve solutions products as each experienced increased orders from existing and new customers. The higher shipments were made possible for production equipment by the expansion of existing facilities and the addition of new facilities in Pennsylvania, each completed in 2011. These increases were offset by lower revenue in flow equipment products as the market decline experienced in the three months ended June 30, 2012 continued into the three months ended September 30, 2012.
Segment operating income and segment operating margin percentage
Segment operating income for the three months ended September 30, 2012 decreased $1.2 million, or 1.9%, to $60.7 million compared to the three months ended September 30, 2011. The segment operating margin percentage is calculated by dividing segment operating income by revenue. For the three months ended September 30, 2012, the segment operating margin percentage of 17.4% represents a decline of 130 basis points from an 18.7% operating margin percentage for the three months ended September 30, 2011. The decline in operating margin percentage in each segment was derived as follows:
Drilling & Subsea Segment - The operating margin percentage declined 160 basis points to 20.3% for the three months ended September 30, 2012, from 21.9% for the three months ended September 30, 2011. Of this decline in operating margin percentage, 120 basis points is due to increased spending on sales and engineering initiatives, while 30 basis points is attributable to pricing pressure in certain product lines.
Production & Infrastructure Segment - The operating margin percentage declined by 10 basis points to 17.7% for the three months ended September 30, 2012, from 17.8% for the three months ended September 30, 2011. We experienced margin improvement in both production equipment and valve solutions as a result of manufacturing efficiencies on higher volumes and modest price increases, offset by reduced sales of our higher margin flow equipment product line coupled with pricing pressure on some of those products.
Corporate - Selling, general and administrative expenses for Corporate increased $1.0 million, or 18.7%, for the three months ended September 30, 2012 compared to the three months ended September 30, 2011 due to higher compensation expense and professional fees. Corporate costs included, among other items, payroll related costs for general management and management of finance and administration, legal, and human resources; professional fees for legal, accounting and related services; and marketing costs.
Other items
Several items are not included in segment operating income but are included in total operating income. These items include: Contingent consideration, impairment of intangible assets, transaction expenses and gains/losses from the sale of assets. Contingent consideration is related to two acquisitions in 2011 where part of the purchase price is payable in cash and/or shares of the Company's common stock based on the earnings of the acquired entities. The change in the amount of the accrual is recorded as part of operating income, an increase of $0.7 million for the three months ended September 30, 2012 due to lower projected earnings of an acquired entity, and a decrease to operating income for $0.2 million for the three months ended September 30, 2011. Transaction

Management's Discussion and Analysis
of Financial Condition and Results of Operations (continued)

expenses relate to costs incurred in acquiring businesses and are not considered part of on-going segment operating income. These costs were $0.1 million and $0.8 million for the three months ended September 30, 2012 and 2011, respectively.
Interest expense
We incurred $3.6 million of interest expense during the three months ended September 30, 2012, a decrease of $2.4 million from the amount incurred in the three months ended September 30, 2011. The decrease in interest expense was attributable to the decrease in debt levels as we repaid a portion of our debt from the net proceeds of the initial public offering (the "IPO") and concurrent private placement of our common shares in April 2012.
Taxes
Tax expense includes current income taxes expected to be due based on taxable income to be reported during the periods in the various jurisdictions in which we conduct business, and deferred income taxes based on changes in the tax effect of temporary differences between the bases of assets and liabilities for financial reporting and tax purposes at the beginning and end of the respective periods. The effective tax rate, calculated by dividing total tax expense by income before income taxes, was 30.1% and 34.6% for the three months ended September 30, 2012 and 2011, respectively. The effective tax rate for the three months ended September 30, 2012 is lower than the comparable period in 2011 primarily due to a reduction in the tax provision from the finalization of certain prior year tax returns.

Management's Discussion and Analysis
of Financial Condition and Results of Operations (continued)

Nine months ended September 30, 2012 compared to nine months ended September 30, 2011

	Nine Months Ended September 30,		Favorable / (Unfavorable)
	2012	2011	$	%
(in thousands of dollars, except per share information)
Revenue:
Drilling & Subsea	$639,538	$465,898	$173,640	37.3%
Production & Infrastructure	445,770	325,514	120,256	36.9%
Eliminations	(540)	—	(540)	*
Total revenue	$1,084,768	$791,412	$293,356	37.1%
Cost of sales:
Drilling & Subsea	$405,015	$310,116	$(94,899)	(30.6)%
Production & Infrastructure	314,554	232,716	(81,838)	(35.2)%
Eliminations	(540)	—	540	*
Total cost of sales	$719,029	$542,832	$(176,197)	(32.5)%
Gross profit:
Drilling & Subsea	$234,523	$155,782	$78,741	50.5%
Production & Infrastructure	131,216	92,798	38,418	41.4%
Total gross profit	$365,739	$248,580	$117,159	47.1%
Selling, general and administrative expenses:
Drilling & Subsea	$100,739	$72,304	$(28,435)	(39.3)%
Production & Infrastructure	51,145	42,069	(9,076)	(21.6)%
Corporate	14,996	15,253	257	1.7%
Total selling, general and administrative expenses	$166,880	$129,626	$(37,254)	(28.7)%
Operating income:
Drilling & Subsea	$133,784	$83,478	$50,306	60.3%
Operating income margin %	20.9%	17.9%
Production & Infrastructure	80,071	50,729	29,342	57.8%
Operating income margin %	18.0%	15.6%
Corporate	(14,996)	(15,253)	257	1.7%
Total segment operating income	$198,859	$118,954	$79,905	67.2%
Operating income margin %	18.3%	15.0%
Contingent consideration expense (benefit)	(4,600)	6,000	10,600	*
Impairment of intangible assets	1,161	—	(1,161)	*
Transaction expenses	882	3,434	2,552	74.3%
(Gain)/loss on sale of assets	(1,539)	(520)	1,019	196.0%
Income from operations	202,955	110,040	92,915	84.4%
Interest expense, net	13,001	13,723	722	5.3%
Other, net	1,130	1,261	131	10.4%
Other (income) expense, net	14,131	14,984	853	5.7%
Income before income taxes	188,824	95,056	93,768	98.6%
Income tax expense	61,232	33,176	(28,056)	(84.6)%
Net income	127,592	61,880	65,712	*
Less: Income attributable to non-controlling interest	66	267	(201)	(75.3)%
Income attributable to common stockholders	$127,526	$61,613	$65,913	*

Weighted average shares outstanding
Basic	78,041	61,843
Diluted	84,940	65,438
Earnings per share
Basic	$1.63	$1.00
Diluted	$1.50	$0.94
* not meaningful

Management's Discussion and Analysis
of Financial Condition and Results of Operations (continued)

Revenue
Our revenue for the nine months ended September 30, 2012 increased $293.4 million, or 37.1%, to $1,084.8 million compared to the nine months ended September 30, 2011. For the nine months ended September 30, 2012, our Drilling & Subsea Segment and our Production & Infrastructure Segment comprised 59.0% and 41.0% of our total revenue, respectively, compared to 58.9% and 41.1%, respectively, for the nine months ended September 30, 2011. All of our product lines had increased revenue in the nine months ended September 30, 2012 compared to the comparable prior year period. The revenue increase by operating segment consisted of the following:
Drilling & Subsea Segment - Revenue increased $173.6 million, or 37.3%, to $639.5 million during the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011. Of the $173.6 million increase, approximately 40% was attributable to organic initiatives and approximately 60% to operations acquired in 2011 that were not owned for the full nine months of 2011. The contributions to the organic growth were primarily increased shipments in drilling technologies of hydraulic catwalk units and blowout preventers and in subsea technologies increased sales of workclass remote operating vehicles. The 2011 acquisitions added new drilling products from AMC and P-Quip, subsea products from one of the acquisitions, and downhole products from Davis-Lynch and Cannon.
Production & Infrastructure Segment - Revenue increased $120.3 million, or 36.9%, to $445.8 million during the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011. The increase in revenue was approximately 49% from organic growth and 51% from acquired operations in 2011 that were not owned for the full first nine months of last year. The organic growth was attributable to increased shipments in both production equipment and valve solution products to meet higher market demand and orders from new customers. The higher shipments were made possible for production equipment by the expansion of existing facilities and the addition of new facilities in Pennsylvania, each completed throughout 2011. The 2011 acquisitions were entirely related to our flow equipment product line and included WFP and Phoinix.
Segment operating income and segment operating margin percentage
Segment operating income for the nine months ended September 30, 2012 increased $79.9 million, or 67.2%, to $198.9 million compared to the nine months ended September 30, 2011. The segment operating margin percentage is calculated by dividing segment operating income by revenue. For the nine months ended September 30, 2012, the segment operating margin percentage of 18.3% represents an improvement of 330 basis points over a 15.0% operating margin for the nine months ended September 30, 2011. The improvement in operating margin percentage achieved in each segment was derived as follows:
Drilling & Subsea Segment - The operating margin percentage improved 300 basis points to 20.9% for the nine months ended September 30, 2012, up from 17.9% for the nine months ended September 30, 2011. The margin improvement is primarily due to manufacturing efficiencies on the higher revenue in the subsea technologies and drilling technologies product lines offset by higher selling, general and administrative costs as a percentage of revenue due to additional costs in the current year related to the amortization of intangible assets of the businesses acquired in 2011.
Production & Infrastructure Segment - The operating margin percentage improved 240 basis points to 18.0% for the nine months ended September 30, 2012, up from 15.6% for the nine months ended September 30, 2011 primarily from lower manufacturing costs in production equipment and modest price increases in valves solutions. These increases were offset by higher selling, general and administrative costs as a percent of revenue in the current year related to the amortization of intangible assets of the flow equipment businesses acquired in 2011.
Corporate - Selling, general and administrative expenses for Corporate remained consistent between the nine months ended September 30, 2012 and the nine months ended September 30, 2011. Corporate costs included, among other items, payroll related costs for general management and management of finance and administration, legal and human resources; professional fees for legal, accounting and related services; and marketing costs.
Other items
Several items are not included in segment operating income but are included in total operating income. These items include: Contingent consideration, impairment of intangible assets, transaction expenses and gains/losses from the sale of assets. Contingent consideration is related to two acquisitions in 2011 where part of the purchase consideration is payable in cash and/or shares of the Company's common stock based on the earnings of the acquired entities. The change in the amount of the accrual is recorded as part of operating income. The impact to

Management's Discussion and Analysis
of Financial Condition and Results of Operations (continued)

earnings was an increase to operating income of $4.6 million and a decrease to operating income of $6.0 million for the nine months ended September 30, 2012 and 2011, respectively. During the nine months ended September 30, 2012, an impairment loss of $1.2 million was recorded on certain intangible assets resulting from a lack of orders related to a specific service line within the Production & Infrastructure segment. Transaction expenses relate to costs incurred in acquiring businesses and are not included in segment operating income. These costs were $0.9 million and $3.4 million for the nine months ended September 30, 2012 and 2011, respectively.
Interest expense
We incurred $13.0 million of interest expense during the nine months ended September 30, 2012, a decrease of $0.7 million from the nine months ended September 30, 2011. The decrease in interest expense was attributable to lower interest expense as debt was paid back with the net proceeds of the IPO and concurrent private placement during second quarter 2012, partially offset by the increase in debt levels incurred to finance the cash portion of the consideration paid in connection with our eight acquisitions in 2011.
Taxes
Tax expense includes current income taxes expected to be due based on taxable income to be reported during the periods in the various jurisdictions in which we conduct business, and deferred income taxes based on changes in the tax effect of temporary differences between the bases of assets and liabilities for financial reporting and tax purposes at the beginning and end of the respective periods. The effective tax rate, calculated by dividing total tax expense by income before income taxes, was 32.4% and 34.9% for the nine months ended September 30, 2012 and 2011, respectively. The effective tax rate for the nine months ended September 30, 2012 is lower than the comparable period in 2011 primarily due to a reduction in the tax provision from the finalization of certain prior year tax returns.
Liquidity and capital resources
Sources and uses of liquidity
At September 30, 2012, we had cash and cash equivalents of $17.9 million and total debt of $317.6 million. During the nine months ended September 30, 2012, we used the net proceeds from the IPO and concurrent private placement to repay a portion of the outstanding borrowings under our Credit Facility.
We believe that cash on hand, cash generated from operations and amounts available under the Credit Facility will be sufficient to fund operations, working capital needs, capital expenditure requirements, and financing obligations for the foreseeable future.
Our total 2012 capital expenditure budget is now approximately $50 million, which consists of, among other items, investments in expanding our rental fleet of subsea equipment, expanding certain manufacturing facilities and purchasing of machinery and equipment, as well as maintenance capital expenditures of approximately $25 million. This budget does not include expenditures for potential business acquisitions.
Although we do not budget for acquisitions, pursuing growth through acquisitions is a significant part of our business strategy. We expanded and diversified our product portfolio with the acquisition of eight businesses in 2011 for total consideration (net of cash acquired) of approximately $578 million. We used cash on hand and borrowings under the Credit Facility to finance these acquisitions. We continue to actively review acquisition opportunities on an ongoing basis. Our ability to make significant acquisitions in the future for cash will require us to obtain additional equity or debt financing, which we may not be able to obtain on terms acceptable to us or at all.
Subsequent to September 30, 2012, we made two acquisitions, each of which were financed with cash on hand and borrowings under the Credit Facility.

Management's Discussion and Analysis
of Financial Condition and Results of Operations (continued)

Our cash flows for the nine months ended September 30, 2012 and 2011 are presented below (in millions):

	Nine Months Ended September 30,
	2012	2011
Net cash provided by operating activities	$74.7	$18.6
Net cash used in investing activities	(35.8)	(534.7)
Net cash provided by/(used in) financing activities	(41.9)	531.9
Net increase (decrease) in cash and cash equivalents	$(2.6)	$16.6
Cash flows provided by operating activities
Net cash provided by operating activities was $74.7 million and $18.6 million for the nine months ended September 30, 2012 and 2011, respectively. This $56.1 million increase in operating cash flow is primarily due to increased net income of $65.7 million. During the nine months ended September 30, 2012, we continued to make investments in working capital that decreased operating cash flows. This increase in working capital primarily resulted from increased revenue and is reflected in the $95.9 million increase in inventory, although the rate of increase was much lower in the three months ended September 30, 2012.
Cash flows used in investing activities
Net cash used in investing activities was $35.8 million and $534.7 million for the nine months ended September 30, 2012 and 2011, respectively, a $498.9 million decrease period over period. Of this decrease, only $2.8 million was used to fund an acquisition during the nine months ended September 30, 2012 compared with $505.4 million used for acquisitions in the nine months ended September 30, 2011. This decrease was partially offset by a higher investment in property and equipment of $37.8 million during the nine months ended September 30, 2012 compared to an investment of $30.3 million during the nine months ended September 30, 2011.
Cash flows provided by (used in) financing activities
Net cash used in financing activities was $41.9 million for the nine months ended September 30, 2012 and consisted primarily of (1) net proceeds from our recent IPO and concurrent private placement of $306.4 million which were used to pay down a portion of the outstanding borrowings under the revolving portion of the Credit Facility, and (2) payment of $11.1 million of contingent consideration with respect to acquisitions. Net cash provided by financing activities was $531.9 million for the nine months ended September 30, 2011, which was primarily attributable to draws on the Credit Facility and a $50 million issuance of common stock to our original sponsor.
Credit Facility
Our Credit Facility with several financial institutions provides for a $600 million revolving credit facility with up to $75 million of letters of credit and up to $25 million in swingline loans, and a $300 million term loan. In addition, subject to terms of the Credit Facility, we have the ability to increase the commitments under this facility by up to $100 million. The Credit Facility matures in October 2016. Weighted average interest rates under the Credit Facility, without the effect of hedging, at September 30, 2012 and December 31, 2011 were 2.25% and 2.78%, respectively.
It is anticipated that future borrowings under the Credit Facility will be available for working capital and general corporate purposes and for permitted acquisitions. It is anticipated that the Credit Facility will be available to be drawn on and repaid during the term thereof so long as we are in compliance with the terms of the credit agreement, including certain financial covenants.
Availability under the Credit Facility was approximately $578.3 million and $230 million at September 30, 2012 and December 31, 2011, respectively. We were in compliance with all financial covenants at September 30, 2012 and December 31, 2011.
On April 17, 2012, we sold 13,889,470 shares of common stock in the IPO and 2,666,666 shares of common stock in a private placement to a private equity fund (not affiliated with our original sponsor) for aggregate net proceeds of approximately $257.9 million and $50 million, respectively. All of the net proceeds were used to repay a portion of the outstanding borrowings under the revolving portion of the Credit Facility.

Management's Discussion and Analysis
of Financial Condition and Results of Operations (continued)

Off-balance sheet arrangements
As of September 30, 2012, we had no off-balance sheet instruments or financial arrangements.
Contractual obligations
Except for the repayment of a portion of the outstanding borrowings under the revolving portion of the Credit Facility discussed above, there have been no material changes in our contractual obligations and commitments disclosed in the Prospectus.
Critical Accounting Policies
There have been no material changes in our critical accounting policies and procedures during the nine months ended September 30, 2012. For a detailed discussion of our critical accounting policies and estimates, refer to the Prospectus.
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
In June 2011, the FASB issued an update to ASC 220, "Presentation of Comprehensive Income." This ASU provides that an entity that reports items of other comprehensive income has the option to present comprehensive income in either (1) a single statement that presents the components of net income and total net income, the components of other comprehensive income and total other comprehensive income, and a total for comprehensive income; or (2) a two-statement approach, which presents the components of net income and total net income in a first statement, immediately followed by a financial statement that presents the components of other comprehensive income, a total for other comprehensive income, and a total for comprehensive income. The option in current GAAP that permits the presentation of other comprehensive income in the statement of changes in equity was eliminated. For the fiscal year beginning January 1, 2012, the Company adopted the guidance and began presenting comprehensive income in a single statement. The guidance was applied retrospectively and did not have a material impact on the Company's financial statements.
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
Item 4. Controls and procedures
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our management, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b) as of September 30, 2012. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2012 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
Refer to Note 11, Commitments and Contingencies, in Part I, Item 1, Financial Statements, for a discussion of our legal proceedings, which is incorporated into this Item 1 of Part II by reference.
Item 1A. Risk Factors
For additional information about our risk factors, see "Risk Factors" in the Prospectus.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Shares of common stock purchased and placed in treasury during the three months ended September 30, 2012 were as follows:

Period	Total number of shares purchased (a)	Average price paid per share	Total number of shares purchased as part of publicly announced plan or programs	Maximum number of shares that may yet be purchased under the plan or program (b)
July 1, 2012 - July 31, 2012	2,829	$19.69	—	—
August 1, 2012 - August 31, 2012	—	$—	—	—
September 1, 2012 - September 30, 2012	—	$—	—	—
Total	2,829	$19.69	—	—
(a) All of the 2,829 shares purchased during the three months ended September 30, 2012 were acquired from employees in connection with the settlement of income tax and related benefit withholding obligations arising from the vesting of restricted stock grants. These shares were not part of a publicly announced program to purchase common shares.
(b) Forum does not have any publicly announced equity securities repurchase plans or programs.

Item 6. Exhibits

Exhibit
Number		DESCRIPTION
10.1**	—
Amendment No. 2 to Amended and Restated Credit Agreement, dated as of July 27, 2012, among Forum Energy Technologies, Inc., as Borrower, Wells Fargo Bank, National Association, as Administrative Agent and Swing Line Lender and Wells Fargo Bank, National Association, JPMorgan Chase Bank, N.A. and Bank of America, N.A and such other lenders designated from time to time as issuing lenders.

10.2**	—	Forum Energy Technologies, Inc. 2010 Stock Incentive Plan (as amended and restated effective August 15, 2012).

10.3**	—	First Amendment to Secondment Agreement among L.E. Simmons & Associates, Incorporated, Forum Energy Technologies, Inc. and Patrick Connelly, dated as of August 2, 2010.

10.4**	—	Form of Restricted Stock Unit Agreement (Directors).

10.5**	—	Form of Restricted Stock Agreement (Directors).

10.6**	—	Form of Restricted Stock Agreement (Employees and Consultants).

10.7**	—	Form of Nonstatutory Stock Option Agreement (Employees and Consultants).

31.1**	—	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	—	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1***	—	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2***	—	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS***†	—	XBRL Instance Document.

101.SCH***†	—	XBRL Taxonomy Extension Schema Document.

101.CAL***†	—	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB***†	—	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE***†	—	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF***†	—	XBRL Taxonomy Extension Definition Linkbase Document.

* Previously filed.

** Filed herewith.

*** Furnished herewith.

†Pursuant to Rule 406T of Regulation S-T, the Interactive data Files in the Exhibit 101 hereto are not deemed filed or part of a registrations statement of prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are not deemed filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FORUM ENERGY TECHNOLOGIES, INC.
Date:	November 6, 2012	By:	/s/ James W. Harris
James W. Harris
Senior Vice President and Chief Financial Officer
(As Duly Authorized Officer and Principal Financial Officer)

		By:	/s/ Tylar K. Schmitt
Tylar K. Schmitt
Controller
(Principal Accounting Officer)