Form 10-K
period 2012-12-31
FORUM ENERGY TECHNOLOGIES, INC.
filed 2013-03-05
CIK 1401257

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________________
FORM 10-K
____________________________________

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Period Ended December 31, 2012
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________
Commission File Number 001-35504
FORUM ENERGY TECHNOLOGIES, INC.
(Exact name of registrant as specified in its charter)

Delaware	61-1488595
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
920 Memorial City Way, Suite 1000
Houston, Texas 77024
(Address of principal executive offices)
Registrant’s telephone number, including area code: (281) 949-2500
Securities registered pursuant to Section 12(b) of the Act:

Common stock, $0.01 par value	New York Stock Exchange
(Title of Each Class)	(Name of Each Exchange on Which Registered)
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of Common Stock held by non-affiliates on June 30, 2012, determined using the per share closing price on the New York Stock Exchange Composite tape of $19.69 on June 29, 2012, was approximately $724 million. For this purpose, our executive officers and directors and SCF Partners L.P. and its affiliates are considered affiliates.
As of February 28, 2013, there were 91,920,553 common shares outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of our Proxy Statement for the 2013 Annual Meeting of Stockholders are incorporated by reference into Part III of this report.

Forum Energy Technologies, Inc.

PART I

Item 1. Business
On April 17, 2012, Forum Energy Technologies, Inc. ("Forum," the "Company," "we," or "us"), a Delaware corporation incorporated in 2005, closed its initial public offering (the "IPO"). Our common shares are listed on the New York Stock Exchange ("NYSE") under the symbol "FET." Our principal executive offices are located at 920 Memorial City Way, Suite 1000, Houston, Texas 77024, our telephone is (281) 949-2500, and our website is www.f-e-t.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and all amendments thereto, are available free of charge on our Internet website as soon as reasonably practicable after such reports are electronically filed with or furnished to the Securities and Exchange Commission ("SEC"). These reports are also available at the SEC's Internet website at www.sec.gov. Information contained on or accessible from our website is not incorporated by reference into this annual report on Form 10-K and should not be considered part of this report or any other filing that we make with the SEC.
Overview
We are a global oilfield products company, serving the subsea, drilling, completion, production and infrastructure sectors of the oil and natural gas industry.
Through our two business segments, Drilling & Subsea and Production & Infrastructure, we design and manufacture products and engage in aftermarket services, parts supply and related services that complement our product offering. Our product offering includes a mix of highly engineered capital products and frequently replaced items that are consumed in the exploration, development and transportation of oil and natural gas. Our capital products are directed at: drilling rig equipment for new rigs, upgrades and refurbishment projects; subsea construction and development projects; the placement of production equipment on new producing wells; and downstream capital projects. Our engineered systems are critical components used on drilling rigs or in the course of subsea operations, while our consumable products are used to maintain efficient and safe operations at well sites in the well construction process, within the supporting infrastructure and at processing centers and refineries. Historically, a little more than half of our revenue is derived from activity-based consumable products, while the balance is derived from capital products and a small amount from rental and other services.
We seek to design, manufacture and supply reliable products that create value for our diverse customer base, which includes, among others, oil and gas operators, land and offshore drilling contractors, well stimulation and intervention service providers, subsea construction and service companies and pipeline and refinery operators.
The table below provides a summary of proportional revenue contributions from our two business segments and our primary geographic markets over the last three years:

	Percentage of revenue
	Year ended December 31,
	2012	2011	2010
Drilling & Subsea	58%	58%	63%
Production & Infrastructure	42%	42%	37%
Total	100%	100%	100%

United States	63%	63%	55%
Canada	8%	9%	9%
Other International	29%	28%	36%
Total	100%	100%	100%
We incorporate by reference in response to this item the segment and geographic information for the last three years set forth in "Management's Discussion and Analysis of Financial Condition and Results of Operations – Results of operations" in Item 7 of this annual report and Note 14 of the Notes to consolidated financial statements included in Item 8 of this annual report. We also incorporate by reference in response to this item the information with respect to acquisitions set forth in "Management's Discussion and Analysis of Financial Condition and Results of Operations – Acquisitions" in Item 7 and in Note 3 of our Notes to consolidated financial statements included in Item 8 of this annual report.

Drilling & Subsea segment
In our Drilling & Subsea segment, we design and manufacture products and provide related services to the subsea construction, drilling, well construction, completion and intervention markets. Through this segment, we offer Subsea Technologies, including robotic vehicles and other capital equipment, specialty components and tooling, a broad suite of complementary subsea technical services and rental items, and applied products for subsea pipelines; Drilling Technologies, including capital equipment and a broad line of products consumed in the drilling and well intervention process; and Downhole Technologies, including cementing and casing tools, completion products, and a range of downhole protection solutions.
There are several factors driving demand for our Drilling & Subsea segment. Demand for our subsea products is impacted by global offshore activity, subsea construction spending, and growth in deepwater resource development. Meanwhile, our Drilling Technologies product line is influenced by global drilling, workover and intervention activity, the level of capital investment in drilling rigs, rig upgrades and equipment replacement as drilling contractors modify their existing rigs to improve efficiency and safety, and the severity of the conditions under which the rigs and well service equipment operate. In addition, our Downhole Technologies product line is impacted by the level of well completion activity and complexity of well construction and completion.
Subsea Technologies. We design and manufacture subsea capital equipment and specialty components, as well as applied products for subsea pipelines, and also provide a broad suite of complementary subsea technical services and rental items. We have a core focus on the design and manufacture of remotely operated vehicle ("ROV") systems and other specialty subsea vehicles, as well as critical components of these vehicles. We believe that our vehicle and component brands are among the most respected in the industry. Many of our related technical services complement our vehicle offerings. We operate primarily from facilities in Houston, Texas; Kirkbymoorside and Great Yarmouth, England; Aberdeen, Scotland; Singapore and Brazil.
Subsea vehicles. We are a leading designer and manufacturer of a wide range of ROVs to the offshore subsea construction, observation and related service markets. The market for subsea ROVs can be segmented into three broad classes of vehicles based on size and category of operations: (1) large work-class vehicles for subsea construction activities, (2) drilling-class vehicles deployed from and for use around an offshore rig and (3) observation-class vehicles for inspection and light manipulation. We are a leading provider of work-class and observation-class vehicles.
We believe that our Perry and Sub-Atlantic branded ROVs are among the most well-known in the industry. We design and manufacture large work-class ROVs through our Perry brand, which has delivered over 500 systems in its history. These vehicles are principally used in deepwater construction applications with the largest vehicles providing up to 250 horsepower, exceeding 550 pounds of payload capacity and having the capability of working in depths exceeding 4,000 meters. Our Sub-Atlantic branded observation-class vehicles are electrically powered and are principally used for inspection, survey, and light manipulation and serve a wide range of industries. In addition to observation and work-class ROVs, we design and manufacture specialty vehicles that are primarily used in subsea trenching operations. Larger than a work-class and observation-class ROV, these vehicles travel along the sea floor conducting digging, installation and burial operations. Providing up to 1,500 horsepower, the largest of these subsea trenchers can cut over three meters deep into the seafloor to lay pipelines, power cables or communications cables.
Our subsea vehicle customers are primarily large offshore construction companies, but also include non-oil and gas industry entities, such as a range of governmental organizations including navies, maritime science and geosciences research organizations, offshore wind power companies and other industries operating in marine environments.
Subsea products. In addition to subsea vehicles, we are a leading manufacturer of subsea products and components. We design and manufacture a group of products that are used in and around vehicles. For example, we manufacture a wide range of Sub-Atlantic branded ROV thrusters, hydraulic power units and valve packs, and, through two recent acquisitions, we now supply Dynacon branded ROV launch and recovery systems ("LARS") and Syntech branded syntactic foam buoyancy components. We design and manufacture these ROV components for incorporation into our own vehicles as well as for sale to other ROV manufacturers. We also design and manufacture a tether management system ("TMS"). The TMS stores and deploys the ROV tether, thus decoupling the ROV from the motion of the surface vessel and enabling operations within a larger radius. The TMS is critical to the reliable and safe operation of subsea vehicles, and we have a long history of manufacturing these systems for use across our entire range of ROVs. In addition, we provide a broad suite of subsea tooling, both industry standard and custom designed. Industry standard tooling includes hot stabs, cable cutters, torque tools and indicators. Examples of our specialized tooling include: a blowout preventer ("BOP") actuation tool that can actuate a BOP; a riser repair system; a manipulator for nuclear decommissioning; and control systems for subsea well intervention.

In addition to vehicle-related subsea products, our Offshore Joint Services ("OJS") brand is a provider of applied protective coatings on rigid subsea pipeline field joints, spools, and structures. Our field joint coatings address the corrosion protection, thermal insulation and concrete weight coating infill requirements. Our primary customers in this product line are offshore pipeline construction companies.
Subsea technical services and rental. We maintain a fleet of subsea rental items, primarily subsea positioning equipment, and provide our customers with complementary subsea technical services. Among the technical services we offer is the provisioning of ROV pilots and other offshore personnel on a contract basis for those customers who need to supplement their own employees. Our customers for rental items and personnel are primarily subsea construction and offshore service companies.
Our VisualSoft™ product line provides another technical product that offers a complete solution for digital video capture, playback, processing and reporting of pipeline, structural or other inspection survey data. We sell or rent VisualWorks and VisualDVR Digital Video Systems, which are often used in conjunction with the operation of inspection class ROVs or diving personnel when conducting survey work.
Geoscience Earth and Marine Science ("GEMS") is our geophysical and geotechnical engineering group that provides consulting services to the oil and gas, and marine industries. We typically interpret and analyze third party subsea data provided by clients. In recent years, the business has broadened into managing additional phases of project development, including scope of work, liaising with data acquirers, interpretation and analysis. Our primary customer base consists of oil and gas operators and producers.
Drilling Technologies. We provide both drilling consumables and capital equipment, with a focus on products that enhance our customers' handling of tubulars on the drilling rig. Our product offering includes powered and manual tubular handling equipment; specialized torque equipment; customized offline crane systems; drilling data acquisition management systems; pumps, pump parts, valves, and manifolds; drilling, well servicing and hydraulic fracturing fluid end components; pressure control equipment for both coiled tubing and wireline well intervention operations and a broad line of items consumed in the drilling process.
Tubular handling. Our core focus in Drilling Technologies is in powered and manual tubular handling equipment used on drilling rigs. Our Wrangler™ branded systems reduce direct human involvement in the handling of pipe during drilling operations, improving the safety, speed and efficiency of operations. For example, we believe our catwalk product improves rig safety by mechanizing the lifting and lowering of tubulars to and from the drill floor while reducing direct exposure of rig personnel to this potentially dangerous task. Furthermore, our catwalks improve efficiency by eliminating or reducing the need for traditional drill pipe and casing "pick-up and lay-down" operations with associated personnel. We are now extending the market for our catwalks from land rigs to offshore by designing new systems for offshore jack-up rigs. In addition, we have developed make-up and break-out tools, called Wrangler Roughnecks, which were designed for two specific purposes: (i) a new compact design for land rigs, and (ii) to address a growing need for a spinning and torque tool to handle premium drill pipe connections, which are associated with higher torque requirements. The Wrangler Roughneck automates a potentially dangerous rig floor task and improves rig drilling speed and safety.
We design and manufacture specialized torque equipment and related control systems for tubular connections, including high torque stroking, or bucking, units, fully rotational torque units, portable torque units for field deployment, and provide aftermarket service. In addition, we design and manufacture a range of rig-based offline activity cranes, multi-purpose cranes and personnel transfer solutions. Many of these cranes are fit-for-purpose multi-axis cranes that provide access to hard-to-reach places and eliminate the need for manual interface.
Flow control and intervention. Our pressure control products used for well intervention operations are sold directly to oilfield service companies and equipment rental companies. These products include both coiled tubing and wireline blowout preventers and their accessories. We also conduct aftermarket refurbishment and recertification services for pressure control equipment.
We added to our flow control offering in 2012 through the acquisition of Merrimac Manufacturing, Inc. ("Merrimac"), which designs and manufactures a range of consumable parts for pumps on drilling rigs, well servicing rigs, pressure pumping units, and hydraulic fracturing systems, along with top drive parts. These products are complementary to both our existing offering of maintenance and repair pump parts within our Drilling Technologies product line and our Flow Equipment product line in our Production & Infrastructure segment.
We also manufacture data acquisition products that include integrated drill floor instrumentation and monitoring systems. These systems provide real-time monitoring and logging of drilling data to drilling contractors and oil and gas producers on the rig and at remote locations. They measure, collect, store and display drilling data on a real-time basis, as required on all drilling rigs in today's drilling environment.
Examples of our consumable drilling products include valves, centrifugal pumps, mud pump parts, rig sensors, and inserts and dies, as well as an extensive handling tool line. We are also a large supplier of oilfield bearings to original equipment manufacturers and repair businesses for use on drilling and well stimulation equipment. In addition to designing and manufacturing capital products and providing consumable products, we repair and service drilling equipment for both land and offshore rigs. Many of our service employees work in the field to address problems at the rig site.
Downhole Technologies. We manufacture a broad line of downhole products that are consumed during the well construction, completion and production enhancement process.
Casing and cementing tools. Through our Davis-Lynch™ downhole well construction and completion tools product line, we design and manufacture products used in the construction of oil and gas wells. We design and manufacture a full range of centralizers, float equipment, stage cementing tools, inflatable packers, flotation collars, cementing plugs, fill and circulation tools for running casing, casing hangers and surge reduction equipment. Our products are used in the construction of onshore and offshore wells, and the 65 year old Davis-Lynch™ brand is a well-known name in the industry.
Completion products. Through our recent acquisition of Wireline Solutions, LLC ("Wireline"), we manufacture a line of downhole completion tools, including composite plugs and wireline flow-control products. Our composite plugs are primarily used for zonal isolation during multi-stage hydraulic fracturing in horizontal and vertical wells. The composite construction with metal slips allows the plugs to be drilled out quickly to improve service efficiency. We offer a variety of plug sizes to fit various casings as well as a range of temperature and pressure ratings to accommodate different well environments. Our wireline flow-control products include a number of components included in most completions such as landing nipples, circulating sleeves, blanking plugs and separation tools.
Downhole protection systems. We offer a full range of downhole protection solutions through our over 25 year-old Cannon Services™ brand. The clamp and protection system is used to shield downhole control lines, cables and gauges during installation and to provide protection during production enhancement operations. We design and manufacture a full range of downhole protection solutions for electrical submersible pump ("ESP") cabling, encapsulated control lines, sub-surface safety valves ("SSSV") and permanent downhole gauges, including gauges used in intelligent wells and the steam-assisted gravity drainage ("SAGD") wells of the Canadian heavy oil developments. We provide both standard and customized protection systems, and we supply a range of materials for various downhole environments.
Our primary customers in this product line are producers and service companies providing completion, ESP and other intervention services to oil and gas producers.
Production & Infrastructure segment
In our Production & Infrastructure segment, we design and manufacture products and provide related equipment and services to the well stimulation, completion, production and infrastructure markets. Through this segment, we supply Flow Equipment, including well stimulation consumable products and related recertification and refurbishment services; Production Equipment, including well site production equipment, process equipment and specialty pipeline construction equipment; and Valve Solutions, which includes a broad range of industrial and process valves.
The level of spending on completion of new wells and related infrstructure is the primary driver for our Production & Infrastructure segment. In addition, the growing use of hydraulic fracturing to develop the oil and gas reserves in shale or tight sands basins across North America has a significant impact on our Flow Equipment product line. Our Production Equipment product line also has exposure to the amount of spending on midstream and downstream projects as it offers products that go from the well site to inside the refinery fence. Meanwhile, our Valve Solutions product line is impacted by the level of infrastructure additions, upgrades and maintenance activities across the oil and gas industry, including the upstream, midstream and downstream segments. This includes heavy oil development in Canada and investments in new petrochemical facilities. In addition, our valves are used in the process and mining industries.
Flow Equipment. We provide a broad range of high pressure flow equipment used by well stimulation, or pressure pumping, companies during the stimulation, intervention and flowback process. Our focus is on consumable products that experience high rates of wear and replacement. We design and manufacture pressure control plug, choke and relief valves, swivel joints, pup joints and integral fittings, manifolds and manifold trailers, as well as triplex and quintuplex fluid-end assemblies. Frequent refurbishment and recertification of flow equipment is critical to ensuring the reliable and safe operation of a pressure pumping company's fleet. We perform these services at our eight locations and operate a fleet of mobile refurbishment and recertification tractor trailers, which can deploy to the customer's yard. We serve many of the unconventional basins across North America and seek to position our stocking and service locations in proximity to our customers' operations. In 2012, we opened a warehouse and service facility in Williston, North Dakota to serve the Bakken shale, where many of our customers are active. This facility is shared with other Forum product lines, as there is demand for many of our other products in the region.
Our primary customers in the Flow Equipment product line are pressure pumping and flowback service companies, although we also generate sales to original equipment manufacturers of pressure pumping units.
Production Equipment. Our surface Production Equipment product line provides engineered process systems and field services for capital equipment used at the wellsite, for production processing, and at the refinery. We serve the upstream, midstream and downstream segments in oil and gas production equipment and services. Once a well has been drilled, completed and brought on stream, we provide the well operator-producer with the process equipment necessary to make the oil or gas ready for transmission. We engineer, fabricate and install tanks, separators, packaged production systems and American Society of Mechanical Engineers ("ASME") and American Petroleum Institute ("API") coded and non-coded pressure vessels, skidded vessels with gas measurement, modular process plants, header and manifold skids, process and flow control equipment and separators to help clean and process oil or gas as it travels from the wellhead and along the transmission line to the refinery. Our customers are principally oil and gas operator/producers, and our manufacturing and staging locations are positioned across North America to best serve the key emerging shale and unconventional resource plays.
A key to our competiveness is manufacturing tanks and pressure vessels in relatively close proximity to their location of use to reduce freight costs, as well as helping our customers manage their production equipment needs as their drilling programs progress. We have seven North American manufacturing locations and two service centers. To ensure smooth delivery of equipment, we maintain a fleet of specialized trucks and crews that can deliver and install the production equipment on the well site.
In 2010, we acquired the EDGE™ desalination and dehydration product line and a non-exclusive license to manufacture and sell dual frequency technology for use in desalination applications. This acquisition also gave us access to an installed base of over 500 systems in oil refineries worldwide.
Valve Solutions. We design, manufacture and provide a wide range of industrial valves that principally serve the upstream, midstream and downstream markets of the oil and gas industry. To a lesser extent, our valves serve general industrial, power and process industry customers as well as the mining industry. We provide ball, gate, globe, check and butterfly valves across a range of sizes and applications.
We market our valves to our customers and end users through our four recognized brands: PBV, DSI, Quadrant and ABZ. Much of our production is sold through distribution supply companies, with our marketing efforts targeting end users for pull through of our products. Our global sales force and representatives cover approximately 30 countries, with affiliated distribution in Canada and South Africa. Our Canadian company provides significant exposure to the heavy oil projects, while our South African affiliate serves chemical, petrochemical and refining customers. We have recently established a presence in both Australia and Brazil to enhance our exposure to those markets.
Our manufacturing and supply chain systems enable us to design and produce high-quality engineered valves, as well as provide standardized products, while maintaining competitive pricing and minimizing capital requirements. We manufacture and warehouse our engineered PBV ball valves at our 200,000 square foot valve manufacturing facility in Stafford, Texas and our 250,000 square foot warehouse in Houston, Texas, which is also utilized by our other product lines. We also utilize our international manufacturing partners to produce components and completed products for a number of our other valve brands. We have developed stringent quality control procedures over many years in close collaboration with our manufacturing partners, and have invested significant resources to bring the reliability and quality of our valve products up to the best standards in the industry. After rigorous testing, our valve products have been included on the Approved Manufacturers List ("AML") of many end users.
Depending on the product, we manufacture our valves to conform to the standards of one or more of the API, American National Standards Institute, American Bureau of Shipping, and International Organization for Standardization and/or other relevant standards governing the design and manufacture of industrial valves. Through our Valve Solutions product line, we participate in the API's standard-setting process.

Business history
Forum was formed through a series of acquisitions. Between May 2005 and August 2007, SCF Partners ("SCF"), a private equity firm specializing in investments in the oilfield services sector since it was founded in 1989, acquired various entities to form each of the following: Forum Oilfield Technologies, Inc. ("FOT"), a capital equipment provider focused on the drilling sector; Global Flow Technologies, Inc. ("Global Flow"), a manufacturer of industrial valves; Triton Group Holdings, LLC ("Triton"), a provider of products and services to the international offshore oil and gas industry; Allied Production Services, Inc. ("Allied"), a provider of production equipment associated with unconventional gas and liquids developments in North America; and Subsea Services International, Inc. ("Subsea"), a provider of subsea pipeline infield joint coatings and other applied products. In August 2010, FOT, Global Flow, Triton, Allied and Subsea were combined in a transaction we refer to as the "Combination." FOT became the parent company and was renamed Forum Energy Technologies, Inc.
On April 17, 2012, we closed our IPO, pursuant to which we sold 13,889,470 shares of common stock and selling stockholders sold 7,900,000 shares of common stock, each at an offering price of $20.00 per share. Concurrently with the IPO, we sold 2,666,666 shares of common stock at the initial price to the public, less underwriting discounts, in a private placement to Tinicum L.P., a private equity fund, for net proceeds of $50 million.
Backlog
As we provide a mix of capital goods, consumable products, repair parts, and rental services, a majority of our business does not require lengthy lead times, and we therefore believe that the size of our backlog is mostly representative of the activity level of our capital equipment related businesses. A majority of the orders and commitments included in our backlog as of December 31, 2012 were scheduled to be delivered within six months. Our backlog was approximately $399 million at December 31, 2012 compared to approximately $408 million at December 31, 2011.
We can give no assurance that our level of backlog will remain at current levels. Sales of our products are affected by prices for oil and natural gas, which may fluctuate significantly. Additional future declines in oil and natural gas prices and production or additional regulatory provisions could reduce new customer orders, possibly causing a decline in our future backlog levels. Substantially all of our projects currently included in our backlog are subject to change and/or termination at the option of the customer. In the case of a change or termination, the customer is required to pay us for work performed and other costs necessarily incurred as a result of the change or termination. In the past, terminations and cancellations have not been material to our overall operating results.
Our consumable and repair products are predominantly off-the-shelf items requiring short lead-times, generally less than six months, and our related refurbishment or other services are also not contracted with much lead time. The composition of our backlog is reflective of our mix of capital equipment, consumable products, aftermarket and other related items. Given this product mix in our backlog, we believe that an appropriate measure of our business’ ongoing activity is the level of bookings, which consist of written orders or commitments for our products or related services. Our bookings levels during the year ended December 31, 2012 were approximately $1.4 billion.
Customers
No customer represented more than 10% of consolidated revenue in any of the last three years.
Seasonality
A substantial portion of our business is not significantly impacted by seasonality. Generally, the fourth quarter experiences lower sales and profitability due to a decrease in working days caused by the U.S. Thanksgiving and calendar year-end holidays. A small portion of the revenue we generate from selected Canadian operations often benefits from higher first quarter activity levels, as operators take advantage of the winter freeze to gain access to remote drilling and production areas. We also experience some exposure to seasonality through the portion of our subsea rental business that serves the North Sea. It is customary for North Sea activity to slow down between the months of November and February. Revenue exposed to this type of seasonality, however, comprised less than 5% of our overall revenue in fiscal 2012.
Competition
The markets in which we operate are highly competitive. We compete with a number of companies, some of which have greater financial and other resources than us. The principal competitive factors in our markets are the quality, price and availability of products and services and a company's responsiveness to customer needs and reputation for service. We believe our products and services in each segment are at least comparable in price, quality, performance and dependability with other offerings. We seek to differentiate ourselves from our competitors by providing a rapid response to the needs of our customers, a high level of customer service, and innovative product development initiatives. Some of our competitors expend greater amounts of money on formal research and engineering efforts than we do. We believe, however, that our product development efforts are enhanced by the investment of management time we make to improve our customer service and to work with our customers on their specific product needs and challenges.
Although we have no single competitor across all of our product lines, the companies we compete with across the greatest number of our product lines include Cameron International Corporation and FMC Technologies, Inc.
We have no one direct competitor across all of the products and services within our Drilling & Subsea segment. We hold what we consider to be market leading positions in several of our core businesses on a global basis, and we generally compete with a small number of competitors. The significant competitors within our Drilling & Subsea segment include Schilling Robotics, a subsidiary of FMC Technologies, Inc., Cameron International Corporation, National Oilwell Varco, Inc. and Weatherford International, Ltd.
We have no one direct competitor across all of the products and services within our Production & Infrastructure segment, although Cameron International Corporation is a significant competitor for many of our products. Other competitors include Exterran Holdings, Inc., FMC Technologies, Inc. and Weir SPM, a subsidiary of The Weir Group PLC.
Patents, trademarks and other intellectual property
We currently hold multiple U.S. and international patents and have a number of pending patent applications. Although in the aggregate our patents and licenses are important to us, we do not regard any single patent or license as critical or essential to our business as a whole.
Raw materials
We acquire component parts, products and raw materials from suppliers, including foundries, forge shops, and original equipment manufacturers. The prices we pay for our raw materials may be affected by, among other things, energy, steel and other commodity prices, tariffs and duties on imported materials and foreign currency exchange rates. Certain of our component parts, products or raw materials, such as bearings, are only available from a limited number of suppliers. Please see "Risk factors—Risks related to our business—We are subject to the risk of supplier concentration."
We cannot assure you that we will be able to continue to purchase raw materials on a timely basis or at acceptable prices. We generally try to purchase our raw materials from multiple suppliers so we are not dependent on any one supplier, but this is not always possible.
Working capital
We fund our business operations through a combination of available cash and equivalents, short-term investments, and cash flow generated from operations. In addition, the revolving portion of our senior secured credit facility ("Credit Facility") is available for working capital needs. For a summary of our Credit Facility, please read "Management's Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and capital resources."
Inventory
An important consideration for many of our customers in selecting a vendor is timely availability of the product. Often customers will pay a premium for earlier or immediate availability because of the cost of delays in critical operations. We stock our consumable products in regional warehouses around the world so that we can have these products available for our customers when needed. This availability is especially critical for certain consumable products, causing us to carry substantial inventories for these products. For critical capital items in which demand is expected to be strong, we often build certain items before we have a firm order. Our having such goods available on short notice can be of great value to our customers.
We typically offer our customers payment terms of net 30 days. For sales into certain countries or for select customers, we might require payment upfront or credit support through a letter of credit. For longer term projects we typically require progress payments as important milestones are reached. On average we collect our receivables in about sixty days from shipment resulting in a substantial investment in accounts receivable. Likewise, standard terms with our vendors are net 30 days. For critical items sourced from significant vendors we have settled accounts more quickly, sometimes in exchange for early payment discounts.

Environmental, health and safety regulation
Our operations are subject to numerous stringent and complex laws and regulations governing the discharge of materials into the environment, health and safety aspects of our operations, or otherwise relating to human health and environmental protection. Failure to comply with these laws or regulations or to obtain or comply with permits may result in the assessment of administrative, civil and criminal penalties, imposition of remedial or corrective action requirements, and the imposition of injunctions to prohibit certain activities or force future compliance.
The trend in environmental regulation has been to impose increasingly stringent restrictions and limitations on activities that may impact the environment, and thus, any changes in environmental laws and regulations or in enforcement policies that result in more stringent and costly waste handling, storage, transport, disposal, or remediation requirements could have a material adverse effect on our operations and financial position. Moreover, accidental releases or spills of regulated substances may occur in the course of our operations, and we cannot assure you that we will not incur significant costs and liabilities as a result of such releases or spills, including any third party claims for damage to property, natural resources or persons.
The following is a summary of the more significant existing environmental, health and safety laws and regulations to which our business operations are subject and for which compliance may have a material adverse impact on our capital expenditures, results of operations or financial position.
Hazardous substances and waste
The Resource Conservation and Recovery Act (the "RCRA") and comparable state statutes, regulate the generation, transportation, treatment, storage, disposal and cleanup of hazardous and non-hazardous wastes. Under the auspices of the Environmental Protection Agency (the "EPA"), the individual states administer some or all of the provisions of the RCRA, sometimes in conjunction with their own, more stringent requirements. We are required to manage the transportation, storage and disposal of hazardous and non-hazardous wastes in compliance with the RCRA.
The Comprehensive Environmental Response, Compensation, and Liability Act (the "CERCLA"), also known as the Superfund law, imposes joint and several liability, without regard to fault or legality of conduct, on classes of persons who are considered to be responsible for the release of a hazardous substance into the environment. These persons include the owner or operator of the site where the release occurred, and anyone who disposed or arranged for the disposal of a hazardous substance released at the site. We currently own, lease, or operate numerous properties that have been used for manufacturing and other operations for many years. We also contract with waste removal services and landfills. These properties and the substances disposed or released on them may be subject to the CERCLA, RCRA and analogous state laws. Under such laws, we could be required to remove previously disposed substances and wastes, remediate contaminated property, or perform remedial operations to prevent future contamination. In addition, it is not uncommon for neighboring landowners and other third-parties to file claims for personal injury and property damage allegedly caused by hazardous substances released into the environment.
Water discharges
The Federal Water Pollution Control Act (the "Clean Water Act") and analogous state laws impose restrictions and strict controls with respect to the discharge of pollutants, including spills and leaks of oil and other substances, into waters of the United States. The discharge of pollutants into regulated waters is prohibited, except in accordance with the terms of a permit issued by the EPA or an analogous state agency. A responsible party includes the owner or operator of a facility from which a discharge occurs. The Clean Water Act and analogous state laws provide for administrative, civil and criminal penalties for unauthorized discharges and, together with the Oil Pollution Act of 1990, impose rigorous requirements for spill prevention and response planning, as well as substantial potential liability for the costs of removal, remediation, and damages in connection with any unauthorized discharges.
Air emissions
The Federal Clean Air Act (the "Clean Air Act") and comparable state laws regulate emissions of various air pollutants through air emissions permitting programs and the imposition of other emission control requirements. In addition, the EPA has developed, and continues to develop, stringent regulations governing emissions of toxic air pollutants at specified sources. Non-compliance with air permits or other requirements of the Clean Air Act and associated state laws and regulations can result in the imposition of administrative, civil and criminal penalties, as well as the issuance of orders or injunctions limiting or prohibiting non-compliant operations.

Climate change
In December 2009, the EPA determined that emissions of carbon dioxide, methane and other "greenhouse gases" present an endangerment to public health and the environment because emissions of such gases are, according to the EPA, contributing to warming of the earth's atmosphere and other climatic changes. Based on these findings, the EPA has begun adopting and implementing regulations to restrict emissions of greenhouse gases under existing provisions of the Clean Air Act. The EPA adopted two sets of rules regulating greenhouse gas emissions under the Clean Air Act, one of which requires a reduction in emissions of greenhouse gases from motor vehicles and the other of which regulates emissions of greenhouse gases from certain large stationary sources, effective January 2, 2011. The EPA's rules relating to emissions of greenhouse gases from large stationary sources of emissions are currently subject to a number of legal challenges, but the federal courts have thus far declined to issue any injunctions to prevent the EPA from implementing, or requiring state environmental agencies to implement, the rules. The EPA has also adopted rules requiring the reporting of greenhouse gas emissions from specified large greenhouse gas emission sources in the U.S.
In addition, the U.S. Congress has from time to time considered adopting legislation to reduce emissions of greenhouse gases and almost one-half of the states have already taken legal measures to reduce emissions of greenhouse gases primarily through the planned development of greenhouse gas emission inventories and/or regional greenhouse gas cap and trade programs. Most of these cap and trade programs work by requiring major sources of emissions, such as electric power plants, or major producers of fuels, such as refineries and gas processing plants, to acquire and surrender emission allowances. The number of allowances available for purchase is reduced each year in an effort to achieve the overall greenhouse gas emission reduction goal.
The adoption of legislation or regulatory programs to reduce emissions of greenhouse gases could require us to incur increased operating costs, such as costs to purchase and operate emissions control systems, to acquire emissions allowances or comply with new regulatory or reporting requirements. Any such legislation or regulatory programs could also increase the cost of consuming, and thereby reduce demand for, the oil and natural gas produced by our customers. Consequently, legislation and regulatory programs to reduce emissions of greenhouse gases could have an adverse effect on our business, financial condition and results of operations. Finally, it should be noted that some scientists have concluded that increasing concentrations of greenhouse gases in the earth's atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of storms, droughts, and floods and other climatic events. If any such effects were to occur, they could have an adverse effect on our business, financial condition, results of operations and cash flow.
Hydraulic fracturing
A significant percentage of our customers' oil and natural gas production is being developed from unconventional sources, such as hydrocarbon shales. These formations require hydraulic fracturing completion processes to release the oil or natural gas from the rock so that it can flow through the formations. Hydraulic fracturing involves the injection of water, sand and chemicals under pressure into the formation to stimulate production. A number of federal agencies, including the EPA and the U.S. Department of Energy, are analyzing, or have been requested to review, a variety of environmental issues associated with shale development, including hydraulic fracturing. Along these lines, on May 11, 2012, the Bureau of Land Management (the "BLM") issued a proposed rule that would require the public disclosure of chemicals used in hydraulic fracturing operations, set requirements for well-bore integrity and establish flowback water standards for all hydraulic fracturing operations on federal public lands and American Indian Tribal lands. The rule would require companies to disclose the chemicals used in hydraulic fracturing operations to the BLM after fracturing operations have been completed, which would then become publicly available, and includes provisions addressing well-bore integrity and flowback water management plans. Though the BLM withdrew the May 11, 2012 proposed rule, the agency is expected to issue a new proposed rule to regulate hydraulic fracturing operations within its jurisdiction in 2013. Some industry commentators have predicted that similar rules will follow that will impose a national minimum standard on hydraulic fracturing activities. In addition, the EPA has asserted federal regulatory authority over hydraulic fracturing involving diesel additives under the Safe Drinking Water Act's "Underground Injection Control Program" and has begun the process of drafting guidance documents related to this assertion of regulatory authority. Further, some states and municipalities have adopted, and other states and municipalities are considering adopting, regulations that could prohibit hydraulic fracturing in certain areas or impose more stringent disclosure and/or well construction requirements on hydraulic fracturing operations. At the same time, certain environmental groups have suggested that additional laws may be needed to more closely and uniformly regulate the hydraulic fracturing process, and legislation has been proposed by some members of Congress to provide for such regulation. We cannot predict whether any such legislation will ever be enacted and if so, what its provisions would be. If additional levels of regulation and permits were required through the adoption of new laws and regulations at the federal or state level, that could lead to delays, increased operating costs and process prohibitions for our customers that could reduce demand for our products and services, which would materially adversely affect our revenues, results of operations and cash flow.
Employee health and safety
We are subject to a number of federal and state laws and regulations, including the federal Occupational Safety and Health Act ("OSHA") and comparable state statutes, establishing requirements to protect the health and safety of workers. In addition, the OSHA hazard communication standard, the EPA community right-to-know regulations under Title III of the federal Superfund Amendment and Reauthorization Act and comparable state statutes require that information be maintained concerning hazardous materials used or produced in our operations and that this information be provided to employees, state and local government authorities and the public. Substantial fines and penalties can be imposed and orders or injunctions limiting or prohibiting certain operations may be issued in connection with any failure to comply with laws and regulations relating to worker health and safety.
We also operate in non-U.S. jurisdictions, which may impose similar liabilities against us.
Offshore regulation
Events in recent years have heightened environmental and regulatory concerns about the offshore oil and natural gas industry. From time to time, governing bodies may propose and have enacted legislation or regulations that may materially limit or prohibit offshore drilling in certain areas. If laws are enacted or other governmental action is taken that delay, restrict or prohibit offshore operations in our customers' expected areas of operation, our business could be materially adversely affected. For example, the U.S. governmental response to the Deepwater Horizon incident in April 2010 and resulting oil spill could have a prolonged and material adverse impact on operations in the U.S. Gulf of Mexico. Following the April 2010 fire and explosion aboard the Deepwater Horizon drilling platform and subsequent release of oil from the Macondo well in the U.S. Gulf of Mexico, the federal government, acting through the U.S. Department of the Interior ("DOI") and its implementing agencies, imposed temporary moratoria on drilling operations, required operators to reapply for exploration plans and drilling permits that had previously been approved, and adopted numerous new environmental, technological, and safety regulations and/or new interpretations of such existing regulations with respect to operations in the U.S. Gulf of Mexico that are applicable to our oil and natural gas exploration and production customers. Compliance with these requirements may prevent our customers from obtaining new drilling permits and approvals in a timely manner, which could materially adversely affect our business, financial position or results of operations. Since early 2011, there has been gradual improvement in the number of approved drilling permits per month, however, it is possible that this pace of improvement could slow or reverse as a result of uncertainties with respect to implementation and interpretation of the regulations and other regulatory initiatives issued by the DOI or its agencies, the Bureau of Ocean Energy Management, Regulation and Enforcement ("BOEMRE"), and the Bureau of Safety and Environmental Enforcement ("BSEE"). Third party challenges to industry operations in the U.S. Gulf of Mexico may also serve to further delay or restrict activities. New or newly interpreted regulations and other regulatory initiatives by DOI, BOEMRE and BSEE have created significant uncertainty regarding the outlook of offshore activity in the U.S. Gulf of Mexico and possible implications for regions outside of the U.S. Gulf of Mexico. If the new regulations, operating procedures and possibility of increased legal liability are viewed by our current or future customers as a significant impairment to expected profitability on projects, then they could discontinue or curtail their offshore operations thereby reducing demand for our offshore products and services.
Operating risk and insurance
We maintain insurance coverage of types and amounts that we believe to be customary and reasonable for companies of our size and with similar operations. In accordance with industry practice, however, we do not maintain insurance coverage against all of the operating risks to which our business is exposed. Therefore, there is a risk our insurance program may not be sufficient to cover any particular loss or all losses. Currently, our insurance program includes, among other things, general liability, umbrella liability, sudden and accidental pollution, personal property, vehicle, workers' compensation, and employer's liability coverage.
Employees
As of December 31, 2012, we had approximately 3,400 employees. Of our total employees, approximately 2,500 were in the United States, 550 were in the United Kingdom, 150 were in Canada and 200 were in other locations. We are not a party to any collective bargaining agreements, other than in our Monterrey, Mexico facility, and we consider our relations with our employees to be satisfactory.

Item 1A. Risk Factors
You should carefully consider the risks described below before making an investment decision. Our business, financial condition, results of operations or cash flow could be materially adversely affected by any of these risks. The trading price of our common stock could decline due to any of these risks, and you may lose all or part of your investment.
Risks related to our business
We derive a substantial portion of our revenues from companies in or affiliated with the oil and natural gas industry, a historically cyclical industry, with levels of activity that are significantly affected by the levels and volatility of oil and natural gas prices. As a result, this cyclicality may cause fluctuations in our revenues and results of our operations.
We have experienced, and expect to continue to experience, fluctuations in revenues and operating results due to economic and business cycles. The willingness of oil and natural gas operators to make capital expenditures to explore for and produce oil and natural gas, the willingness of oilfield service companies to invest in capital equipment and the need of these customers to replenish consumable parts depends largely upon prevailing industry conditions that are influenced by numerous factors over which we have no control, such as:

•	the supply of and demand for oil and natural gas;

•	the level of prices, and expectations about future prices, of oil and natural gas;

•	the cost of exploring for, developing, producing and delivering oil and natural gas;

•	the level of drilling activity and drilling day rates;

•	the expected decline rates of current and future production;

•	the discovery rates of new oil and natural gas reserves;

•	the ability of our customers to access new markets or areas of production or to continue to access current markets;

•	weather conditions, including hurricanes, that can affect oil and natural gas operations over a wide area;

•	more stringent restrictions in environmental regulation on activities that may impact the environment;

•	moratoriums on drilling activity resulting in a cessation or disruption of operations;

•	domestic and worldwide economic conditions;

•	political instability in oil and natural gas producing countries;

•	conservation measures and technological advances affecting energy consumption;

•	the price and availability of alternative fuels; and

•	merger and divestiture activity among oil and natural gas producers and drilling contractors.
A prolonged reduction in the overall level of exploration and development activities, or a reduction in activity in certain areas such as we experienced when land based drilling activity in the U.S. decreased due to low natural gas prices, whether resulting from changes in oil and natural gas prices or otherwise, could adversely impact our business in many ways by negatively affecting:

•	revenues, cash flows, and profitability;

•	the ability to maintain or increase borrowing capacity;

•	the ability to obtain additional capital to finance our business and the cost of that capital; and

•	the ability to attract and retain skilled personnel needed in the event of an upturn in the demand for services.
Our inability to control the inherent risks of acquiring and integrating businesses could disrupt our business and adversely affect our operating results going forward.
We continuously evaluate acquisitions and dispositions and may elect to acquire or dispose of assets in the future. These activities may distract management from day-to-day tasks. Acquisitions involve numerous risks, including:

•	unanticipated costs and exposure to unforeseen liabilities;

•	difficulty in integrating the operations and assets of the acquired businesses;

•	potential loss of key employees and customers of the acquired company;

•	potential inability to properly establish and maintain effective internal controls over an acquired company; and

•	risk of entering markets in which we have limited prior experience.
Our failure to achieve consolidation savings, to incorporate the acquired businesses and assets into our existing operations successfully or to minimize any unforeseen operational difficulties could have a material adverse effect on our business. In addition, we may incur liabilities arising from events prior to the acquisition or prior to our establishment of adequate compliance oversight. While we generally seek to obtain indemnities for liabilities for events occurring before such acquisitions, these are limited in amount and duration or may be held to be unenforceable or the seller may not be able to indemnify us. We may also incur indebtedness to finance future acquisitions. Debt service requirements could represent a burden on our results of operations and financial condition and the issuance of additional equity securities could be dilutive to our existing stockholders. In addition, we may dispose of assets or products that noteholders may consider beneficial to us.
The ongoing integration of our business in connection with the Combination and the acquisitions we have completed since the Combination, as well as potential future acquisitions, present a number of risks that could have a material adverse effect on our business, operating results and financial condition. In particular, integrating the businesses from the Combination and our subsequent acquisitions is difficult and involves a number of special risks, including the diversion of management's attention to the assimilation of the operations, the unpredictability of costs related to the Combination and our subsequent acquisitions and the difficulty of integration of the businesses, products, services, technology and employees. Achieving the anticipated or desired benefits of the Combination and each of our other recent or potential future acquisitions will depend, in part, upon whether the integration of the various businesses, products, services, technology and employees is accomplished in an efficient and effective manner. There can be no assurance that we will obtain these anticipated or desired benefits of the Combination and our other recent or future acquisitions, and if we fail to manage these risks successfully, our results of operations could be adversely affected.
Our operating history may not be sufficient for investors to evaluate our business and prospects.
We are a recently combined company with a short combined operating history. In addition, we have completed a number of acquisitions since the Combination in August 2010. These factors may make it more difficult for investors to evaluate our business and prospects and to forecast our future operating results. As a result, the historical financial data may not give you an accurate indication of what our actual results would have been if the Combination or the subsequent acquisitions had been completed at the beginning of the periods presented or of what our future results of operations are likely to be. Our future results will depend on our ability to efficiently manage our combined operations and execute our business strategy.
If we cannot continue operating our manufacturing facilities at current levels, our results of operations could be adversely affected.
We operate a number of manufacturing facilities. The equipment and management systems necessary for such operations may break down, perform poorly or fail, resulting in fluctuations in manufacturing efficiencies. Such fluctuations may affect our ability to deliver products to our customers on a timely basis.
Growing our business organically through the expansion of our existing product lines and facilities subjects us to risks of construction delays and cost overruns.
One of the ways that we grow our businesses is through the construction of new facilities and expansions to our existing facilities. These projects, and any other capital asset construction projects which we may commence, are subject to similar risks of delay or cost overrun inherent in any construction project resulting from numerous factors, including the following:

•	difficulties or delays in obtaining land;

•	shortages of key equipment, materials or skilled labor;

•	unscheduled delays in the delivery of ordered materials and equipment;

•	unanticipated cost increases;

•	weather interferences; and

•	difficulties in obtaining necessary permits or in meeting permit conditions.

We may be unable to employ a sufficient number of skilled and qualified workers.
The delivery of our products and services requires personnel with specialized skills and experience. Our ability to be productive and profitable will depend upon our ability to employ and retain skilled workers. In addition, our ability to expand our operations depends in part on our ability to increase the size of our skilled labor force. The demand for skilled workers is high, the supply is limited and the cost to attract and retain qualified personnel has increased over the past few years. For example, we have experienced shortages of drilling rig equipment engineers, software engineers and code welders, which, in some instances, has slowed the productivity of certain of our operations. Furthermore, a significant increase in the wages paid by competing employers could result in a reduction of our skilled labor force, increases in the wage rates that we must pay, or both. If any of these events were to occur, our capacity and profitability could be diminished, our ability to respond quickly to customer demands or strong market conditions may be inhibited and our growth potential could be impaired.
A portion of our business is driven by spending on capital equipment such as drilling rigs. Over the last several years, there have been high levels of spending on capital equipment. These high levels of investment may not be sustainable over time, and, in some cases such as with land rigs, the pace of investment has slowed.
In various segments of the energy industry there have been high levels of demand for construction of capital intensive equipment, some of which has a long life once introduced into the industry. High levels of investment can produce excess supply of equipment for many years, reducing dayrates and undermining the economics for new capital equipment orders. When these levels of activity fall, an increased competitive environment for capital equipment can result, which could lead to lower prices and utilization for our customers and a decreased demand for capital equipment products. For example, in the second half of 2012 we saw spending levels on land drilling rigs decrease relative to the pace of investment in the previous two years due to lower drilling activity. This resulted in lower revenues for us from both capital equipment orders and consumables. Our strategy is to serve a variety of segments and spend cycles, but to the extent our financial results are impacted by capital equipment construction, our results may decline should an excess supply of capital equipment materialize. In addition, many of our competitors have increased their manufacturing capacity, which will lead to even greater competition in times of reduced demand.
Our business depends upon our ability to obtain key raw materials and specialized equipment from suppliers. Increased costs of raw materials and other components may result in increased operating expenses.
Should our current suppliers be unable to provide the necessary raw materials or finished products or otherwise fail to deliver such materials and products timely and in the quantities required, resulting delays in the provision of products or services to customers could have a material adverse effect on our business. In particular, because many of our products are manufactured out of steel, we are particularly susceptible to fluctuations in steel prices. Our results of operations may be adversely affected by our inability to manage the rising costs and availability of raw materials and components used in our products.
If suppliers cannot provide adequate quantities of materials to meet customers' demands on a timely basis or if the quality of the materials provided does not meet established standards, we may lose customers or experience lower profitability.
Some of our customer contracts require us to compensate customers if we do not meet specified delivery obligations. We expect to rely on numerous suppliers to provide required materials and in many instances these materials must meet certain specifications. Managing a geographically diverse supply base inherently poses significant logistical challenges. Furthermore, the ability of third party suppliers to deliver materials to our specifications may be affected by events beyond our control. As a result, there is a risk that we could experience diminished supplier performance resulting in longer than expected lead times and/or product quality issues. For example, we have in the past experienced issues with the quality of certain forgings used to produce materials that are used in our products. As a result, we were required to seek alternative suppliers for those forgings, which resulted in increased costs and a disruption in our supply chain. We have also been required in certain circumstances to provide better economic terms to some of our suppliers in exchange for their agreement to increase their capacity to satisfy our supply needs. The occurrence of any of the foregoing factors could have a negative impact on our ability to deliver products to customers within committed time frames.

We are subject to the risk of supplier concentration.
Certain of our product lines depend on a limited number of third party suppliers and vendors. As a result of this concentration in some of our supply chains, our business and operations could be negatively affected if our key suppliers were to experience significant disruptions affecting the price, quality, availability or timely delivery of their products. For example, we have a limited number of vendors for our bearings product lines. The partial or complete loss of any one of our key suppliers, or a significant adverse change in the relationship with any of these suppliers, through consolidation or otherwise, would limit our ability to manufacture and sell certain of our products.
Our operations and our customers' operations are subject to a variety of governmental laws and regulations that may increase our and our customers' costs, prohibit or curtail our customers' operations in certain areas, limit the demand for our products and services or restrict our operations.
Our business and our customers' businesses may be significantly affected by:

•	federal, state and local and non-U.S. laws and other regulations relating to oilfield operations, worker safety and protection of the environment;

•	changes in these laws and regulations; and

•	the level of enforcement of these laws and regulations.
In addition, we depend on the demand for our products and services from the oil and gas industry. This demand is affected by changing taxes, price controls and other laws and regulations relating to the oil and gas industry in general. For example, the adoption of laws and regulations curtailing exploration and development drilling for oil and gas for economic or other policy reasons could adversely affect our operations by limiting demand for our products. In addition, some non-U.S. countries may adopt regulations or practices that give advantage to indigenous oil companies in bidding for oil leases, or require indigenous companies to perform oilfield services currently supplied by international service companies. To the extent that such companies are not our customers, or we are unable to develop relationships with them, our business may suffer. We cannot determine the extent to which our future operations and earnings may be affected by new legislation, new regulations or changes in existing regulations.
Because of our non-U.S. operations and sales, we are also subject to changes in non-U.S. laws and regulations that may encourage or require hiring of local contractors or require non-U.S. contractors to employ citizens of, or purchase supplies from, a particular jurisdiction. If we fail to comply with any applicable law or regulation, our business, results of operations or financial condition may be adversely affected.
If we are unable to accurately predict customer demand or if customers cancel their orders on short notice, we may hold excess or obsolete inventory, which would reduce gross margins. Conversely, insufficient inventory would result in lost revenue opportunities and potentially in loss of market share and damaged customer relationships.
Customers can generally cancel or defer purchase orders on short notice without incurring a significant penalty. As a result, we cannot accurately predict what or how many products such customers will need in the future. Anticipating demand is difficult because our customers face unpredictable demand for their own products and are increasingly focused on cash preservation and tighter inventory management.
Orders are placed with our suppliers based on forecasts of customer demand and, in some instances, we may establish buffer inventories to accommodate anticipated demand. For example, at certain times, we have built capital equipment before receiving customer orders, and we kept our standardized downhole protection systems and certain of our flow iron products in stock and readily available for delivery on short notice from customers. Our forecasts of customer demand are based on multiple assumptions, each of which may introduce errors into the estimates. In addition, many of our suppliers, such as those for certain of our standardized valves, require a longer lead time to provide products than our customers demand for delivery of our finished products. If we overestimate customer demand, we may allocate resources to the purchase of material or manufactured products that we may not be able to sell when we expect to, if at all. As a result, we would hold excess or obsolete inventory, which would reduce gross margin and adversely affect financial results. Conversely, if we underestimate customer demand or if insufficient manufacturing capacity is available, we would miss revenue opportunities and potentially lose market share and damage our customer relationships. In addition, any future significant cancellations or deferrals of product orders or the return of previously sold products could materially and adversely affect profit margins, increase product obsolescence and restrict our ability to fund our operations.

The markets in which we operate are highly competitive, and some of our competitors hold substantial market share and have substantially greater resources than we do. We may not be able to compete successfully in this environment and, in particular, against a much larger competitor.
The markets in which we operate are highly competitive and our products and services are subject to competition from significantly larger businesses. One competitor in particular holds substantial market share in our largest product line's market and has substantially greater resources than we do. We also have several other competitors that are large national and multi-national companies that have longer operating histories, greater financial, technical and other resources and greater name recognition than we do. Some of our competitors may be able to respond more quickly to new or emerging technologies and services and changes in customer requirements. In addition, several of our competitors provide a much broader array of services and have a stronger presence in more geographic markets. Our larger competitors may be able to use their size and purchasing power to seek economies of scale and pricing concessions. Furthermore, some of our customers are also our competitors and they may cease buying from us. We also have competitors outside of the United States with lower structural costs due to labor and raw material cost in and around their manufacturing centers.
New competitors also could enter these markets. We consider product quality, performance, price, distribution capabilities and breadth of product offerings to be the primary competitive factors. Competitors may be able to offer more attractive pricing, duplicate strategies, or develop enhancements to products that could offer performance features that are superior to our products. In addition, we may not be able to retain key employees of entities that we acquire in the future and those employees may choose to compete against us. Competitive pressures, including those described above, and other factors could adversely affect our competitive position, resulting in a loss of market share or decreases in prices. In addition, some competitors are based in foreign countries and have cost structures and prices based on foreign currencies. Accordingly, currency fluctuations could cause U.S. dollar-priced products to be less competitive than our competitors' products that are priced in other currencies. For more information about our competitors, please read "Business-Competition."
Our products are used in operations that are subject to potential hazards inherent in the oil and gas industry and, as a result, we are exposed to potential liabilities that may affect our financial condition and reputation.
Our products are used in potentially hazardous drilling, completion and production applications in the oil and gas industry where an accident or a failure of a product can potentially have catastrophic consequences. Risks inherent to these applications, such as equipment malfunctions and failures, equipment misuse and defects, explosions, blowouts and uncontrollable flows of oil, natural gas or well fluids and natural disasters, on land or in deepwater or shallow-water environments, can cause personal injury, loss of life, suspension of operations, damage to formations, damage to facilities, business interruption and damage to or destruction of property, surface water and drinking water resources, equipment and the environment. In addition, we provide certain services that could cause, contribute to or be implicated in these events. If our products or services fail to meet specifications or are involved in accidents or failures, we could face warranty, contract or other litigation claims, which could expose us to substantial liability for personal injury, wrongful death, property damage, loss of oil and gas production, pollution and other environmental damages. Our insurance policies may not be adequate to cover all liabilities. Further, insurance may not be generally available in the future or, if available, insurance premiums may make such insurance commercially unjustifiable. Moreover, even if we are successful in defending a claim, it could be time-consuming and costly to defend.
In addition, the frequency and severity of such incidents will affect operating costs, insurability and relationships with customers, employees and regulators. In particular, our customers may elect not to purchase our services if they view our safety record as unacceptable, which could cause us to lose customers and substantial revenues. In addition, these risks may be greater for us because we may acquire companies that have not allocated significant resources and management focus to safety and have a poor safety record requiring rehabilitative efforts during the integration process and we may incur liabilities for losses before such rehabilitation occurs.
Our operations are subject to environmental and operational safety laws and regulations that may expose us to significant costs and liabilities.
Our operations are subject to numerous stringent and complex laws and regulations governing the discharge of materials into the environment, health and safety aspects of our operations, or otherwise relating to human health and environmental protection. These laws and regulations may, among other things, regulate the management and disposal of hazardous and non-hazardous wastes; require acquisition of environmental permits related to our operations; restrict the types, quantities, and concentrations of various materials that can be released into the environment; limit or prohibit operational activities in certain ecologically sensitive and other protected areas; regulate specific health and safety criteria addressing worker protection; require compliance with operational and equipment standards; impose testing, reporting and record-keeping requirements; and require remedial measures to mitigate pollution from former and ongoing operations. Failure to comply with these laws and regulations or to obtain or comply with permits may result in the assessment of administrative, civil and criminal penalties, imposition of remedial or corrective action requirements and the imposition of injunctions to prohibit certain activities or force future compliance. Certain environmental laws may impose joint and several liability, without regard to fault or legality of conduct, on classes of persons who are considered to be responsible for the release of a hazardous substance into the environment. In addition, these risks may be greater for us because the companies we acquire or have acquired may not have allocated sufficient resources and management focus to environmental compliance, potentially requiring rehabilitative efforts during the integration process or exposing us to liability before such rehabilitation occurs.
The trend in environmental regulation has been to impose increasingly stringent restrictions and limitations on activities that may impact the environment. The implementation of new laws and regulations could result in materially increased costs, stricter standards and enforcement, larger fines and liability and increased capital expenditures and operating costs, particularly for our customers.
We may incur liabilities, fines, penalties or additional costs, or we may be unable to sell to certain customers if we do not maintain safe operations.
If we fail to comply with safety regulations or maintain an acceptable level of safety at our facilities we may incur fines, penalties or other liabilities, or may be held criminally liable. We may incur additional costs to upgrade equipment or conduct additional training, or otherwise incur costs in connection with compliance with safety regulations. Failure to maintain safe operations or achieve certain safety performance metrics could disqualify the Company from doing business with certain customers, particularly major oil companies.
Our executive officers and certain key personnel are critical to our business and these officers and key personnel may not remain with us in the future.
Our future success depends in substantial part on our ability to hire and retain our executive officers and other key personnel. In particular, we are highly dependent on certain of our executive officers, including our President, Chief Executive Officer and Chairman, C. Christopher Gaut, and the Presidents of each of our divisions, Charles E. Jones and Wendell R. Brooks. These individuals possess extensive expertise, talent and leadership, and they are critical to our success. The diminution or loss of the services of these individuals, or other integral key personnel affiliated with entities that we acquire in the future, could have a material adverse effect on our business. Furthermore, we may not be able to enforce all of the provisions in any employment agreement we have entered into with certain of our executive officers and such employment agreements may not otherwise be effective in retaining such individuals. In addition, we may not be able to retain key employees of entities that we acquire in the future. This may impact our ability to successfully integrate or operate the assets we acquire.
The industry in which we operate is undergoing continuing consolidation that may impact results of operations.
Some of our largest customers have consolidated and are using their size and purchasing power to achieve economies of scale and pricing concessions. This consolidation may result in reduced capital spending by such customers or the acquisition of one or more of our other primary customers, which may lead to decreased demand for our products and services. If we cannot maintain sales levels for customers that have consolidated or replace such revenues with increased business activities from other customers, this consolidation activity could have a significant negative impact on results of operations or financial condition. We are unable to predict what effect consolidations in the industries may have on prices, capital spending by customers, selling strategies, competitive position, ability to retain customers or ability to negotiate favorable agreements with customers.
If we are unable to continue operating successfully overseas or to successfully expand into new international markets, our revenues may decrease.
For the year ended December 31, 2012, we derived approximately 37% of our revenue from sales outside the United States (based on product destination). In addition, one of our key growth strategies is to market products in international markets. We may not succeed in marketing, developing a recognized brand, selling, distributing products and generating revenues in these new international markets.

Our non-U.S. operations will subject us to special risks.
We are subject to the various risks inherent in conducting business operations in locations outside of the United States. These risks may include changes in regional, political or economic conditions, local laws and policies, including taxes, trade protection measures, and unexpected changes in regulatory requirements governing the operations of companies that operate outside of the United States. In addition, if a dispute arises from international operations, courts outside of the United States may have exclusive jurisdiction over the dispute, or we may not be able to subject persons outside of the United States to the jurisdiction of U.S. courts.
Our exposure to currency exchange rate fluctuations may result in fluctuations in our cash flows and could have an adverse effect on our results of operations.
From time to time, fluctuations in currency exchange rates could be material to us depending upon, among other things, our manufacturing locations and the sourcing for our raw materials and components. In particular, we are sensitive to fluctuations in currency exchange rates between the United States dollar and each of the Canadian dollar, the British pound sterling, and, to a lesser degree, the Mexican Peso, the Euro, the Chinese Yuan and the Singapore dollar. There may be instances in which costs and revenue will not be matched with respect to currency denomination. As a result, to the extent that we continue our expansion on a global basis, management expects that increasing portions of revenue, costs, assets and liabilities will be subject to fluctuations in foreign currency valuations. We may experience economic loss and a negative impact on earnings or net assets solely as a result of foreign currency exchange rate fluctuations. Further, the markets in which we operate could restrict the removal or conversion of the local or foreign currency, resulting in our inability to hedge against these risks.
Our business operations in countries outside of the United States are subject to a number of U.S. federal laws and regulations, including restrictions imposed by the Foreign Corrupt Practices Act as well as trade sanctions administered by the Office of Foreign Assets Control and the Commerce Department.
Local laws and customs in many countries differ significantly from those in the United States. In many countries, particularly in those with developing economies, it is common to engage in business practices that are prohibited by U.S. regulations applicable to us. The United States Foreign Corrupt Practices Act ("FCPA") and similar anti-bribery laws in other jurisdictions, including the UK Bribery Act 2010, prohibit corporations and individuals, including us and our employees, from engaging in certain activities to obtain or retain business or to influence a person working in an official capacity. We are responsible for any violations by our employees, contractors and agents, whether based within or outside of the United States, for violations of the FCPA. We may also be held responsible for any violations by an acquired company that occur prior to an acquisition, or subsequent to the acquisition but before we are able to institute our compliance procedures. In addition, our non-U.S. competitors that are not subject to the FCPA or similar laws may be able to secure business or other preferential treatment in such countries by means that such laws prohibit with respect to us. The UK Bribery Act 2010 is broader in scope than the FCPA and applies to public and private sector corruption and contains no facilitating payments exception. A violation of any of these laws, even if prohibited by our policies, could have a material adverse effect on our business. Actual or alleged violations could damage our reputation, be expensive to defend, and impair our ability to do business.
Compliance with U.S. regulations on trade sanctions and embargoes administered by the United States Department of the Treasury's Office of Foreign Assets Control ("OFAC") also poses a risk to us. We cannot provide products or services to certain countries subject to U.S. trade sanctions. Furthermore, the laws and regulations concerning import activity, export recordkeeping and reporting, export control and economic sanctions are complex and constantly changing. Any failure to comply with applicable legal and regulatory trading obligations could result in criminal and civil penalties and sanctions, such as fines, imprisonment, debarment from governmental contracts, seizure of shipments and loss of import and export privileges.
Unionization efforts and labor regulations in certain areas in which we operate could materially increase our costs or limit our flexibility.
We are not a party to any collective bargaining agreements, other than in our Monterrey, Mexico facility. We operate in certain states within the United States and in international areas that have a history of unionization and we may become the subject of a unionization campaign. If some or all of our workforce were to become unionized and collective bargaining agreement terms, including any renegotiation of our Monterrey, Mexico collective bargaining agreement, were significantly different from our current compensation arrangements or work practices, our costs could be increased, our flexibility in terms of work schedules and reductions in force could be limited, and we could be subject to strikes or work slowdowns among other things.

We may incur liabilities to customers as a result of warranty claims.
We provide warranties as to the proper operation and conformance to specifications of the products we manufacture or install. Failure of our products to operate properly or to meet specifications may increase costs by requiring additional engineering resources and services, replacement of parts and equipment or monetary reimbursement to a customer. We have in the past received warranty claims, and we expect to continue to receive them in the future. To the extent that we incur substantial warranty claims in any period, our reputation, ability to obtain future business and earnings could be adversely affected.
We are subject to litigation risks that may not be covered by insurance.
In the ordinary course of business, we become the subject of various claims, lawsuits and administrative proceedings seeking damages or other remedies concerning our commercial operations, products, employees and other matters, including occasional claims by individuals alleging exposure to hazardous materials as a result of our products or operations. Some of these claims relate to the activities of businesses that we have acquired, even though these activities may have occurred prior to our acquisition of such businesses. Our insurance does not cover all of our potential losses, and we are subject to various self-insured retentions and deductibles under our insurance. A judgment may be rendered against us in cases in which we could be uninsured or beyond the amounts that we currently have reserved or anticipate incurring for such matters.
The number and cost of our current and future asbestos claims could be substantially higher than we have estimated and the timing of payment of claims could be sooner than we have estimated.
One of our subsidiaries has been and continues to be named as a defendant in asbestos related product liability actions. The actual amounts expended on asbestos-related claims in any year may be impacted by the number of claims filed, the nature of the allegations asserted in the claims, the jurisdictions in which claims are filed, and the number of settlements. As of December 31, 2012, our subsidiary had a recorded liability of $250,000 net of anticipated insurance recoveries of $1,000,000, for the estimated indemnity cost associated with the resolution of its current open claims and future claims anticipated to be filed during the next five years.
Due to a number of uncertainties that may result in significant changes in the current estimate, the actual costs of resolving these pending claims could be substantially higher than the current estimate. Among these are uncertainties as to the ultimate number and type of claims filed, the amounts of claim costs, the impact of bankruptcies of other companies with asbestos claims or of our insurers, and potential legislative changes and uncertainties surrounding the litigation process from jurisdiction to jurisdiction and from case to case. In addition, future claims beyond the five-year forecast period are possible, but the accrual does not cover losses that may arise from such additional future claims and, therefore, we have not accrued a liability for such additional future claims.
Significant costs are incurred in defending asbestos claims and these costs are recorded at the time incurred. Receipt of reimbursement from our insurers may be delayed for a variety of reasons. In particular, if our primary insurers claim that certain policy limits have been exhausted, we may be delayed in receiving reimbursement as a result of the transition from one set of insurers to another. Our excess insurers may also dispute the claims of exhaustion, or may rely on certain policy requirements to delay or deny claims. Furthermore, the various per occurrence and aggregate limits in different insurance policies may result in extended negotiations or the denial of reimbursement for particular claims. For more information on the cost sharing agreements related to this risk, please read "Business-Legal proceedings."
If we fail to develop or maintain an effective system of internal control, we may not be able to accurately report our financial results or prevent fraud.
Effective internal control over financial processes and reporting are necessary for us to provide reliable financial reports and effectively prevent fraud and to operate successfully. Our efforts to continue to develop and maintain internal control systems may not be successful and we may be unable to maintain adequate controls in the future. In addition, the entities that we acquire in the future may not maintain effective systems of internal control or we may encounter difficulties integrating our system of internal control with those of acquired entities. If we are unable to maintain effective internal controls and, as a result, fail to provide reliable financial reports and effectively prevent fraud, our reputation and operating results would be harmed.

We may be impacted by disruptions in the political, regulatory, economic and social conditions of the foreign countries in which we are expected to conduct business.
Instability and unforeseen changes in the international markets in which we conduct business, including economically and politically volatile areas such as North Africa, the Middle East, Latin America and the Asia Pacific region, could cause or contribute to factors that could have an adverse effect on the demand for the products and services we provide. For example, we have previously transferred management and operations from certain Latin American countries, due to the presence of political turmoil, to other countries in the region that are more politically stable.
In addition, worldwide political, economic, and military events have contributed to oil and natural gas price volatility and are likely to continue to do so in the future. Depending on the market prices of oil and natural gas, oil and natural gas exploration and development companies may cancel or curtail their drilling programs, thereby reducing demand for our products and services.
Climate change legislation or regulations restricting emissions of greenhouse gases could increase our operating costs or reduce demand for our products.
Environmental advocacy groups and regulatory agencies in the United States and other countries have focused considerable attention on the emissions of carbon dioxide, methane and other greenhouse gases and their potential role in climate change. The EPA has already begun to regulate greenhouse gas emissions under the federal Clean Air Act. The adoption of additional legislation or regulatory programs to reduce emissions of greenhouse gases could require us to incur increased operating costs to comply with new emissions-reduction or reporting requirements. Any such legislation or regulatory programs could also increase the cost of consuming, and thereby reduce demand for, hydrocarbons that our customers produce. Consequently, legislation and regulatory programs to reduce emissions of greenhouse gases could have an adverse effect on our business, financial condition and results of operations. Finally, some scientists have concluded that increasing concentrations of greenhouse gases in the Earth's atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of storms, droughts, and floods and other climatic events.
Adverse weather conditions adversely affect demand for services and operations.
Adverse weather conditions, such as hurricanes, tornadoes, ice or snow may damage or destroy our facilities, interrupt or curtail our operations, or our customers' operations, cause supply disruptions and result in a loss of revenue, which may or may not be insured. For example, certain of our facilities located in Oklahoma and Pennsylvania have experienced suspensions in operations due to tornado activity or extreme cold weather conditions.
A natural disaster, catastrophe or other event could result in severe property damage, which could curtail our operations.
Some of our operations involve risks of, among other things, property damage, which could curtail our operations. For example, disruptions in operations or damage to a manufacturing plant could reduce our ability to produce products and satisfy customer demand. In particular, we have offices and manufacturing facilities in Houston, Texas, and in various places throughout the U.S. Gulf Coast region. These offices and facilities are particularly susceptible to severe tropical storms and hurricanes, which may disrupt our operations. If one or more manufacturing facilities we own are damaged by severe weather or any other disaster, accident, catastrophe or event, our operations could be significantly interrupted. Similar interruptions could result from damage to production or other facilities that provide supplies or other raw materials to our plants or other stoppages arising from factors beyond our control. These interruptions might involve significant damage to, among other things, property and repairs might take from a week or less for a minor incident to many months or more for a major interruption.
Potential legislation or regulations restricting the use of hydraulic fracturing could reduce demand for our products.
Hydraulic fracturing is an important and common practice in the oil and gas industry, which involves the injection of water, sand and chemicals under pressure into a formation to fracture the surrounding rock and stimulate production of hydrocarbons. Certain environmental advocacy groups have suggested that additional federal, state and local laws and regulations may be needed to more closely regulate the hydraulic fracturing process, and have made claims that hydraulic fracturing techniques are harmful to surface water and drinking water resources. Various governmental entities (within and outside the United States) are in the process of studying, restricting, regulating or preparing to regulate hydraulic fracturing, directly or indirectly. For example, the EPA has already begun to regulate certain hydraulic fracturing operations involving diesel under the auspices of the Underground Injection Control Program under the federal Safe Drinking Water Act, and is conducting a study to determine if additional regulation of hydraulic fracturing is warranted. The adoption of legislation or regulatory programs that restrict hydraulic fracturing could adversely affect, reduce or delay well drilling and completion activities, increase the cost of drilling and production, and thereby reduce demand for our products and services.
Compliance with government regulations regarding the use of "conflict minerals" may result in increased costs and risks to the company.
As part of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 ("Dodd-Frank"), the SEC has promulgated disclosure requirements regarding the use of certain minerals, which are mined from the Democratic Republic of Congo and adjoining countries, known as conflict minerals. The disclosure rules will take effect for us in May 2014. We may have to publicly disclose whether the products we sell contain conflict minerals and could incur significant costs related to implementing a process that will meet the mandates of Dodd-Frank. Additionally, customers may rely on us to provide critical data regarding the parts they purchase and will likely request conflict mineral information. We have many suppliers and each will provide conflict mineral information in a different manner, if at all. Accordingly, because the supply chain is complex, we may face reputational challenges if we are unable to sufficiently verify the origins of conflict minerals used in our products. Additionally, customers may demand that the products they purchase be free of conflict minerals. The implementation of this requirement could affect the sourcing and availability of products we purchase from our suppliers. This may reduce the number of suppliers that may be able to provide conflict free products, and may affect the Company's ability to obtain products in sufficient quantities to meet customer demand or at competitive prices. In addition, there may be material costs associated with complying with the disclosure requirements, such as costs related to determining the source of any relevant minerals used in our products, as well as costs arising from any changes as a consequence of such verification activities.
Our financial results could be adversely impacted by changes in regulation of oil and natural gas exploration and development activity, in response to significant environmental incidents.
The U.S. Department of the Interior implemented additional safety and certification requirements applicable to drilling activities in the U.S. Gulf of Mexico, imposed additional requirements with respect to exploration, development and production activities in U.S. waters and imposed a moratorium that delayed the approval of drilling plans and well permits in both deepwater and shallow-water areas due to the Macondo well incident. Although neither we nor our products were involved in the incident, the delays caused by the new regulations and requirements had an overall negative effect on drilling activity in U.S. waters, and to a certain extent, our financial results. Another similar environmental incident could result in similar drilling moratoria, and could result in increased state, international and additional federal regulation of our and our customers' operations that could negatively impact our earnings, prospects and the availability and cost of insurance coverage. Any additional regulation of the exploration and production industry as a whole could result in fewer companies being financially qualified to operate offshore or onshore in the U.S. or in non-U.S. jurisdictions, result in higher operating costs for our customers and reduce demand for our products and services.
We may not be able to satisfy technical requirements, testing requirements, code requirements or other specifications under contracts and contract tenders.
Many of our products are used in harsh environments and severe service applications. Our contracts with customers and customer requests for bids often set forth detailed specifications or technical requirements (including that they meet certain industrial code requirements, such as API, ASME or similar codes, or that our processes and facilities maintain ISO or similar certifications) for our products and services, which may also include extensive testing requirements. We anticipate that such code testing requirements will become more common in our contracts. We cannot assure you that our products or facilities will be able to satisfy the specifications or requirements, or that we will be able to perform the full-scale testing necessary to prove that the product specifications are satisfied in future contract bids or under existing contracts, or that the costs of modifications to our products or facilities to satisfy the specifications and testing will not adversely affect our results of operations. If our products or facilities are unable to satisfy such requirements, or we are unable to perform or satisfy any required full-scale testing, we may suffer reputational harm and our customers may cancel their contracts and/or seek new suppliers, and our business, results of operations or financial position may be adversely affected.

Our success depends on our ability to implement new technologies and services.
Our success depends on the ongoing development and implementation of new product designs and improvements, and on our ability to protect and maintain critical intellectual property assets related to these developments. If we are not able to obtain patent or other intellectual property protection of our technology, we may not be able to recoup development costs or fully exploit systems, services and technologies in a manner that allows us to meet evolving industry requirements at prices acceptable to our customers. In addition, some of our competitors are large national and multinational companies that may be able to devote greater financial, technical, manufacturing and marketing resources to research and development of new systems, services and technologies than we are able to do. We have not spent material amounts on research and development activities during the three most recent fiscal years.
Our success will be affected by the use and protection of our proprietary technology. There are limitations to our intellectual property rights in our proprietary technology, and thus our right to exclude others from the use of such proprietary technology.
Our success will be affected by our development and implementation of new product designs and improvements and by our ability to protect and maintain critical intellectual property assets related to these developments. Although in many cases our products are not protected by any registered intellectual property rights, in other cases we rely on a combination of patents and trade secret laws to establish and protect this proprietary technology.
We currently hold multiple U.S. and international patents and have multiple pending patent applications for products and processes. Patent rights give the owner of a patent the right to exclude third parties from making, using, selling, and offering for sale the inventions claimed in the patents in the applicable country. Patent rights do not necessarily grant the owner of a patent the right to practice the invention claimed in a patent, but merely the right to exclude others from practicing the invention claimed in the patent. It may also be possible for a third party to design around our patents. Furthermore, patent rights have strict territorial limits. Some of our work will be conducted in international waters and would, therefore, not fall within the scope of any country's patent jurisdiction. We may not be able to enforce our patents against infringement occurring in international waters and other "non-covered" territories. Also, we do not have patents in every jurisdiction in which we conduct business and our patent portfolio will not protect all aspects of our business and may relate to obsolete or unusual methods, which would not prevent third parties from entering the same market.
In addition, by customarily entering into confidentiality and/or license agreements with our employees, customers and potential customers and suppliers, we attempt to limit access to and distribution of our technology. Our rights in our confidential information, trade secrets, and confidential know-how will not prevent third parties from independently developing similar information. Publicly available information (e.g. information in expired issued patents, published patent applications, and scientific literature) can also be used by third parties to independently develop technology. We cannot provide assurance that this independently developed technology will not be equivalent or superior to our proprietary technology.
Our competitors may infringe upon, misappropriate, violate or challenge the validity or enforceability of our intellectual property and we may not able to adequately protect or enforce our intellectual property rights in the future.
We may be adversely affected by disputes regarding intellectual property rights and the value of our intellectual property rights is uncertain.
As discussed above, we may become involved in legal proceedings from time to time to protect and enforce our intellectual property rights. Third parties from time to time may initiate litigation against us by asserting that the conduct of our business infringes, misappropriates or otherwise violates intellectual property rights. We may not prevail in any such legal proceedings related to such claims, and our products and services may be found to infringe, impair, misappropriate, dilute or otherwise violate the intellectual property rights of others. Any legal proceeding concerning intellectual property could be protracted and costly and is inherently unpredictable and could have a material adverse effect on our business, regardless of its outcome. Further, our intellectual property rights may not have the value that management believes them to have and such value may change over time as we and others develop new product designs and improvements.

A failure or breach of our information technology infrastructure could adversely impact our business and results of operations.
The efficient operation of our business is dependent on our information technology ("IT") systems. Accordingly, we rely upon the capacity, reliability and security of our IT hardware and software infrastructure and our ability to expand and update this infrastructure in response to our changing needs. Despite our implementation of security measures, our IT systems are vulnerable to computer viruses, natural disasters, incursions by intruders or hackers, failures in hardware or software, power fluctuations, cyber terrorists and other similar disruptions. The failure of our IT systems to perform as anticipated for any reason or any significant breach of security could disrupt our business and result in numerous adverse consequences, including reduced effectiveness and efficiency of our operations and that of our customers, inappropriate disclosure of confidential information, increased overhead costs, and loss of intellectual property, which could have a material adverse effect on our business and results of operations. In addition, we may be required to incur significant costs to prevent damage caused by these disruptions or security breaches in the future.
In the past we have incurred certain impairment charges. We may incur additional impairment charges in future years.
We evaluate our long-lived assets, including property and equipment, for potential impairment whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable. In performing our review for impairment, future cash flows expected to result from the use of the asset and its eventual value upon disposal are estimated. If the undiscounted future cash flows are less than the carrying amount of the assets, the asset is impaired. The amount of the impairment is measured as the difference between the carrying value and the estimated fair value of the asset. The fair value is determined either through the use of an external valuation, or by means of an analysis of discounted future cash flows based on expected utilization. The impairment loss recognized represents the excess of the asset's carrying value as compared to its estimated fair value.
For goodwill and intangible assets with indefinite lives, an assessment for impairment is performed annually or whenever an event indicating impairment may have occurred. Goodwill is reviewed for impairment by comparing the carrying value of each reporting unit's net assets, including allocated goodwill, to the estimated fair value of the reporting unit. We have six reporting units. We determine the fair value of our reporting units using a discounted cash flow approach. Determining the fair value of a reporting unit requires judgment and the use of significant estimates and assumptions. If the reporting unit's carrying value is greater than its fair value, a second step is performed whereby the implied fair value of goodwill is estimated by allocating the fair value of the reporting unit in a hypothetical purchase price allocation analysis. We recognize a goodwill impairment charge for the amount by which the carrying value of goodwill exceeds its reassessed fair value. No impairment losses were recorded on goodwill or indefinite-lived intangible assets for the years ended December 31, 2012, 2011 and 2010.
If we determine that the carrying value of our long-lived assets, goodwill or intangible assets is less than their fair value, we may be required to record additional charges in the future.

Our senior secured credit facility contains certain covenants that may inhibit our ability to make certain investments, incur additional indebtedness and engage in certain other transactions, which could adversely affect our ability to meet our goals.
The credit agreement governing our senior secured credit facility contains various covenants that, among other things, limit our ability to grant certain liens, make certain loans and investments, make distributions, enter into mergers or acquisitions unless certain conditions are satisfied, enter into hedging transactions, change our lines of business, prepay certain indebtedness, enter into certain affiliate transactions or engage in certain asset dispositions. Additionally, the credit agreement governing our senior secured credit facility limits our ability to incur additional indebtedness with certain exceptions.
The credit agreement governing our senior secured credit facility also contains financial covenants, which, among other things, require us, on a consolidated basis, to maintain specified financial ratios or conditions. As a result of these covenants, we will be limited in the manner in which we conduct our business, and we may be unable to engage in favorable business activities or finance future operations or capital needs. A failure to comply with the covenants, ratios or tests in our senior secured credit facility or other covenants of our indebtedness could result in an event of default under our senior secured credit facility or other indebtedness, which, if not cured or waived, could have a material adverse effect on our business, financial condition and results of operations. For a summary of our financial covenants, please read "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and capital resources."

Our indebtedness could restrict our operations and make us more vulnerable to adverse economic conditions.
As of December 31, 2012, we had approximately $418.7 million of borrowings under our senior secured credit facility, $7.2 million of outstanding letters of credit and capacity to borrow an additional $474.1 million under the revolving portion of our senior secured credit facility. Our senior secured credit facility has an accordion feature that allows us to increase the available borrowings under the facility by $100 million. Our level of indebtedness may adversely affect our operations and limit our growth, and we may have difficulty making debt service payments on our indebtedness as such payments become due. Our level of indebtedness may affect our operations in several ways, including the following:

•	our indebtedness may increase our vulnerability to general adverse economic and industry conditions;

•	the covenants contained in the agreements that govern our indebtedness limit our ability to borrow funds, dispose of assets, pay dividends and make certain investments;

•	our debt covenants also affect our flexibility in planning for, and reacting to, changes in the economy and in its industry;

•
any failure to comply with the financial or other covenants of our indebtedness could result in an event of default, which could result in some or all of our indebtedness becoming immediately due and payable;

•	our indebtedness could impair our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions or other general corporate purposes; and

•	our business may not generate sufficient cash flows from operations to enable us to meet our obligations under our indebtedness.
Provisions in our organizational documents and under Delaware law could delay or prevent a change in control of our company, which could adversely affect the price of our common stock.
The existence of some provisions in our organizational documents and under Delaware law could delay or prevent a change in control of our company that a stockholder may consider favorable, which could adversely affect the price of our common stock. Certain provisions of our amended and restated certificate of incorporation and amended and restated bylaws could make it more difficult for a third party to acquire control of our company, even if the change of control would be beneficial to our stockholders. These provisions include:

•	a classified board of directors, so that only approximately one-third of our directors are elected each year;

•	the ability of our board of directors to issue preferred stock without stockholder approval;

•	limitations on the removal of directors; and

•	limitations on the ability of our stockholders to call special meetings.
In addition, our amended and restated bylaws establish advance notice provisions for stockholder proposals and nominations for elections to the board of directors to be acted upon at meetings of stockholders.
L.E. Simmons & Associates, Incorporated ("LESA"), through SCF, may effectively control the outcome of stockholder voting and may exercise this voting power in a manner adverse to our other stockholders.
As of February 28, 2013, SCF held approximately 44.6 million shares of our common stock, equal to approximately 48% of the outstanding common stock at that date. LESA is the ultimate general partner of SCF and will exert significant control over us, including effectively controlling the outcome of most matters requiring a stockholder vote, such as the election of directors, adoption of amendments to our charter and bylaws and approval of transactions involving a change of control. LESA's interests may differ from our other stockholders, and SCF may vote its common stock in a manner that may adversely affect those stockholders.
SCF is a party to a registration rights agreement with us which requires us to effect the registration of its shares in certain circumstances. Sales of substantial amounts of our common stock by SCF, or the perception that such sales could occur, may adversely affect prevailing market prices of our common stock.

Certain of our directors may have conflicts of interest because they are also directors or officers of SCF. The resolution of these conflicts of interest may not be in the best interests of our Company or our other stockholders.
Certain of our directors, namely David C. Baldwin and Andrew L. Waite, are currently officers of LESA. In addition, a trust in which the children of our Chief Executive Officer, C. Christopher Gaut, are primary beneficiaries holds an ownership interest in the general partner of each of SCF-VI, L.P. and SCF-VII, L.P. These positions may create conflicts of interest because these directors and Mr. Gaut have an ownership interest in SCF-VI, L.P. and SCF-VII, L.P. and/or responsibilities to SCF and its owners. Duties as directors or officers of LESA may conflict with such individuals' duties as one of our directors or officers regarding business dealings and other matters between SCF and us. The resolution of these conflicts may not always be in the best interest of our Company or our other stockholders. Please read "We have renounced any interest in specified business opportunities, and SCF and its director nominees on our board of directors generally have no obligation to offer us those opportunities."
We have renounced any interest in specified business opportunities, and SCF and its director nominees on our board of directors generally have no obligation to offer us those opportunities.
Our certificate of incorporation provides that, so long as we have a director or officer who is affiliated with SCF (an "SCF Nominee") and for a continuous period of one year thereafter, we renounce any interest or expectancy in any business opportunity in which any member of the SCF group participates or desires or seeks to participate in and that involves any aspect of the energy equipment or services business or industry, other than (i) any business opportunity that is brought to the attention of an SCF Nominee solely in such person’s capacity as a director or officer of our Company and with respect to which no other member of the SCF group independently receives notice or otherwise identifies such opportunity and (ii) any business opportunity that is identified by the SCF group solely through the disclosure of information by or on behalf of our Company. We refer to SCF and its other affiliates and its portfolio companies as the SCF group. We are not prohibited from pursuing any business opportunity with respect to which we have renounced any interest.
SCF has investments in other oilfield service companies that may compete with us, and SCF and its affiliates, other than our Company, may invest in other such companies in the future. LESA, the ultimate general partner of SCF, has an internal policy that discourages it from investing in two or more portfolio companies with substantially overlapping industry segments and geographic areas. However, LESA’s internal policy does not restrict the management or operation of its other individual portfolio companies from competing with us. Pursuant to LESA’s policy, LESA may allocate any potential opportunities to the existing portfolio company where LESA determines, in its discretion, such opportunities are the most logical strategic and operational fit. As a result, LESA or its affiliates may become aware, from time to time, of certain business opportunities, such as acquisition opportunities, and may direct such opportunities to its other portfolio companies, in which case we may not become aware of or otherwise have the ability to pursue such opportunities. Furthermore, LESA does not have a specific policy with regard to allocation of financial professionals and they are under no obligation to provide us with financial professionals.
Item 1B. Unresolved Staff Comments
Not applicable.

Item 2. Properties
The following tables describe the material facilities owned or leased by us as of December 31, 2012:
Drilling and Subsea facilities:

Location	Leased or owned	Principal/Most Significant Use
Tyler, TX	Leased	Drilling Technologies Distribution
Broussard, LA	Leased	Drilling Technologies Distribution
Houston, TX	Leased	Drilling Technologies Distribution
Dubai, UAE	Leased	Drilling Technologies Distribution
LeDuc, Canada	Leased	Drilling Technologies Distribution
Aberdeenshire, UK	Leased	Drilling Technologies Distribution
Tioga, ND	Leased	Drilling Technologies Distribution
Broussard, LA	Owned	Drilling Technologies Manufacturing
Broussard, LA	Leased	Drilling Technologies Manufacturing
San Antonio, TX	Owned	Drilling Technologies Manufacturing
Singapore	Leased	Drilling Technologies Manufacturing
Monterrey, Mexico	Leased	Drilling Technologies Manufacturing
Leduc, Canada	Leased	Drilling Technologies Manufacturing
Aberdeen, UK	Leased	Drilling Technologies Manufacturing
Caithness, UK	Leased	Drilling Technologies Manufacturing
Navasota, TX	Leased	Drilling Technologies Manufacturing
Kilbirnie, UK	Leased	Drilling Technologies Manufacturing
Plantersville, TX	Owned	Drilling Technologies Manufacturing
Houston, TX	Leased	Drilling Headquarters, Engineering
Batam, Indonesia	Leased	Offshore Pipeline Construction
Houston, TX	Leased	ROV Engineering, Sales, Software
Kirkbymoorside, UK	Leased	ROV Manufacturing
Aberdeenshire, UK	Leased	ROV Manufacturing
Aberdeenshire, UK	Leased	ROV Sales and Services
Norfolk, UK	Leased	ROV Sales and Services
Houston, TX	Leased	ROV Sales and Services
Singapore	Leased	ROV Sales and Services
Macae, Brazil	Leased	ROV Sales and Services
Aberdeenshire, UK	Leased	ROV Software & Technology
West Palm Beach, FL	Leased	ROV Software & Technology
Houston, TX	Leased	Seafloor Geoservices
Aberdeenshire, UK	Leased	Subsea Management
Bryan, TX	Owned	Subsea Manufacturing
Stafford, TX	Owned	Downhole Technologies Manufacturing
Pearland, TX	Owned	Downhole Technologies Manufacturing
Sanger, TX	Leased	Downhole Technologies Manufacturing
Rio de Janeiro, Brazil	Leased	Sales - all product lines

Production and Infrastructure facilities:

Location	Leased or Owned	Principal/ Most Significant Use
Alice, TX	Leased	Flow Equipment Manufacturing
Davis, OK	Owned	Flow Equipment Manufacturing
Odessa, TX	Leased	Flow Equipment Recertification / Distribution
Longview, TX	Leased	Flow Equipment Recertification / Distribution
Williston, ND	Leased	Flow Equipment Recertification / Distribution
Clearfield, PA	Owned	Production Equipment Manufacturing
Pasadena, TX	Leased	Production Equipment Manufacturing
Chickasha, OK	Owned	Production Equipment Manufacturing
Guthrie, OK	Leased	Production Equipment Manufacturing
Elmore City, OK	Leased	Production Equipment Manufacturing
Gainesville, TX	Leased	Production Equipment Manufacturing
Smithton, PA	Leased	Production Equipment Manufacturing
Houston, TX	Leased	Valve Distribution
Edmonton, Canada	Leased	Valve Distribution
Vereeniging, South Africa	Leased	Valve Distribution
Madison, KS	Leased	Valve Manufacturing
Stafford, TX	Leased	Valve Manufacturing
Broussard, LA	Leased	Valve Manufacturing
Conroe, TX	Leased	Pipeline Construction Equipment
Rio de Janeiro, Brazil	Leased	Sales - all product lines
We believe our facilities are suitable for their present and intended purposes and are adequate for our current and anticipated level of operations.
We incorporate by reference in response to this item the information set forth in Item 1 and Item 7 of this Annual Report and the information set forth in Note 5 of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report.
Item 3. Legal Proceedings
We have various claims, lawsuits and administrative proceedings that are pending or threatened, all arising in the ordinary course of business, with respect to commercial, product liability and employee matters. Although no assurance can be given with respect to the outcome of these or any other pending legal and administrative proceedings and the effect such outcomes may have, we believe any ultimate liability resulting from the outcome of such claims, lawsuits or administrative proceedings will not have a material adverse effect on our consolidated financial position, results of operations or cash flows. See Note 10 of the Notes to the Consolidated Financial Statements, which are incorporated herein by reference in Part II, Item 8 "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K.
Asbestos litigation
One of our subsidiaries has been named as one of many defendants in a number of product liability claims for alleged exposure to asbestos. These lawsuits are typically filed on behalf of plaintiffs who allege exposure to some asbestos, against numerous defendants, often 40 or more, who may have manufactured or distributed products containing asbestos. The injuries alleged by plaintiffs in these cases range from mesothelioma to other cancers to asbestosis. The earliest claims against our subsidiary were filed in New Jersey in 1998, and our subsidiary currently has active cases in Missouri, New Jersey, New York, Illinois and West Virginia. These claims do not currently include requests for a specific amount of damages. The product line with asbestos exposure was acquired by our subsidiary in 1986. Our subsidiary has been successful in obtaining dismissals in most lawsuits where the exposure is alleged to have occurred prior to our acquisition of the product line. The law in some states requires purchasers of product lines to assume responsibility for incidents occurring prior to the acquisition date under so called "successor liability" laws, and the law in other states is ambiguous in this regard. Most claimants alleging illnesses due to asbestos sue on the basis of exposure prior to 1986, as by that date the hazards of asbestos exposure were well known and asbestos had begun to fall into disuse in industrial settings. To date, asbestos claims have not had a material adverse effect on our business, financial condition, results of operations, or cash flow, as our annual out-of-pocket costs over the last five years has been less than $200,000. There are typically fewer than 100 cases filed against our subsidiary each year, and a similar number of cases are dismissed, settled or otherwise disposed of each year. We currently have fewer than 150 lawsuits pending against this subsidiary. Our subsidiary has over $17 million in face amount of per occurrence and over $23 million of aggregate primary insurance coverage. In addition, our subsidiary has over $950 million in face amount of excess coverage applicable to the claims. There can be no guarantee that all of this can be collected due to policy conditions and insurer insolvencies in the past or in the future. In February 2011, we entered into an agreement with seven of our primary insurers under which they have agreed to pay 80% of the costs of handling or settling each claim against the affected subsidiary. After an initial period, and under certain circumstances, our subsidiary and the subscribing underwriters may withdraw from this agreement.
Portland Harbor Superfund litigation
In May 2009, one of our subsidiaries (which is presently a dormant company with nominal assets except for rights under insurance policies) was named along with many defendants in a suit filed by the Port of Portland, Oregon seeking reimbursement of costs related to a five-year study of contaminated sediments at the port. In March 2010, the subsidiary also received a notice letter from the EPA indicating that it had been identified as a potentially responsible party with respect to environmental contamination in the "study area" for the Portland Harbor Superfund Site. Under a 1997 indemnity agreement, our subsidiary is indemnified by a third party with respect to losses relating to environmental contamination. As required under the indemnity agreement, our subsidiary provided notice of these claims, and the indemnitor has assumed responsibility and is providing a defense of the claims. Although we believe that it is unlikely that our subsidiary contributed to the contamination at the Portland Harbor Superfund Site, the potential liability of our subsidiary and the ability of the indemnitor to fulfill its indemnity obligations cannot be quantified at this time.
Item 4. Mine Safety Disclosures
Not applicable.

Executive officers of the registrant
The following table indicates the names, ages and positions of the executive officers of Forum as of February 28, 2013:

Name	Age	Position
C. Christopher Gaut	56	President, Chief Executive Officer, Chairman of the Board
Charles E. Jones	53	Executive Vice President; President-Drilling & Subsea
Wendell R. Brooks	63	Executive Vice President; President-Production & Infrastructure
James W. Harris	54	Senior Vice President and Chief Financial Officer
James L. McCulloch	60	Senior Vice President, General Counsel and Secretary
Michael D. Danford	50	Vice President-Human Resources
Pablo G. Mercado	36	Vice President-Corporate Development
C. Christopher Gaut. Mr. Gaut has served as our President, Chief Executive Officer and Chairman of the Board since August 2010 and as one of our directors since December 2006. He served as a consultant to LESA, the ultimate general partner of SCF, our largest stockholder, from November 2009 to August 2010. Mr. Gaut served at Halliburton Company, a leading diversified oilfield services company, as President of the Drilling and Evaluation Division and prior to that as Chief Financial Officer, from March 2003 through April 2009. From April 2009 through November 2009, Mr. Gaut was a private investor. Prior to joining Halliburton Company in 2003, Mr. Gaut was the Co-Chief Operating Officer of Ensco International, a provider of offshore contract drilling services. He also served as Ensco's Chief Financial Officer from 1988 until 2003. Mr. Gaut is currently a member of the board of directors of Ensco plc. Mr. Gaut holds an A.B. in Engineering Sciences from Dartmouth College and an M.B.A. from The Wharton School at the University of Pennsylvania.
Charles E. Jones. Mr. Jones has served as an Executive Vice President and the President of our Drilling & Subsea Division since August 2010. He served as President and Chief Executive Officer of FOT from October 2007 to August 2010. Prior to joining FOT, from January 2003 until October 2007, Mr. Jones was the Executive Vice President and

Chief Operating Officer of Hydril Company, a supplier of drilling equipment to the oil and gas industry. Mr. Jones served as Vice President of Hydril Company's Pressure Control segment from November 2001 until January 2003. Prior to serving in that position, he served as the Managing Director, Pressure Control for Hydril beginning in March 1998. From March 1996 until March 1998, Mr. Jones served as a Director of the subsea business for Cooper Cameron Corporation, a provider of flow equipment products, systems and services to the oil, gas and processing industries. From April 1995 until March 1996, Mr. Jones served as an Engineering Manager for Subsea Offshore (formerly Dresser Industries), a provider of ROV and remote intervention systems. Mr. Jones holds a B.S. in Mechanical Engineering from the University of Houston and, in 2002, he completed the Harvard Business School Advanced Management Program.
Wendell R. Brooks. Mr. Brooks has served as an Executive Vice President and the President of our Production & Infrastructure Division since August 2010. He served as Chief Executive Officer and President of Allied Production Services, Inc. from October 2007 until August 2010. Prior to that, from 1996 to October 2007, he was the Group Director for the well support business of John Wood Group Plc, a public Scottish company traded on the London Stock Exchange. Mr. Brooks also served on the board of directors of Wood Group during that time. Mr. Brooks has also been President of Del Norte Inc. and was employed by Geosource, Inc. from 1975 to 1984 where he was involved in business development and served as President of two divisions. Mr. Brooks has a B.B.A. from the University of Texas at Arlington and an M.B.A. from the Harvard Business School.
James W. Harris. Mr. Harris has served as our Senior Vice President and Chief Financial Officer since August 2010. From December 2005 until August 2, 2010, Mr. Harris served as FOT's Executive Vice President and Chief Financial Officer. Mr. Harris was Vice President, Controller of VeriCenter, Inc., a provider of information technology services, and General Manager of its AppSite Hosting service line from January 2004 through November 2005. Prior to joining VeriCenter, from August 1999 through December 2001, Mr. Harris worked for Enron Energy Services, Inc., as a Vice President and thereafter served as a consultant through December 2003. Mr. Harris began his career at Price Waterhouse from January 1985 until February 1994, with his final position being a Senior Tax Manager, and at Baker Hughes Incorporated from February 1994 until May 1999 in various positions, including Vice President, Tax and Controller. Mr. Harris received his B.S. and his Masters of Accounting from Brigham Young University and his M.B.A. from Rice University. Mr. Harris is a certified public accountant.
James L. McCulloch. Mr. McCulloch has served as our Senior Vice President, General Counsel and Secretary since October 2010. Mr. McCulloch was a private investor from January 2008 until October 2010, and since February 2008 has also served on the board of directors of Sunland Inc., a privately held pipeline construction and services company. In 1983, Mr. McCulloch joined Global Marine Inc., a leading international offshore drilling contractor, as Assistant General Counsel and served in a variety of capacities within the legal department until being named Senior Vice President and General Counsel in 1995. In 2001 Global Marine merged with Santa Fe International Corporation, an international land and offshore drilling contractor, to form GlobalSantaFe Corporation, the second largest offshore drilling company in the world, where Mr. McCulloch continued to serve as Senior Vice President and General Counsel until the company's merger with Transocean Inc. in December 2007. Prior to joining Global Marine, Mr. McCulloch worked for a privately held shipping company based in Tampa, Florida and as an associate with the Phelps Dunbar law firm in New Orleans, Louisiana. Mr. McCulloch received his B.A. from Tulane University and his J.D. from Tulane University School of Law.
Michael D. Danford. Mr. Danford has served as our Vice President-Human Resources since August 2010. He served as Vice President-Human Resources for FOT from November 2007 until August 2010. Prior to joining Forum, from August 2007 through November 2007, he worked at Trico Marine Services Inc. as Vice President-Human Resources. From 1997 through July 2007, Mr. Danford served as Director of Human Resources and Vice President-Human Resources for Hydril Company. From 1991 to 1997, Mr. Danford served in various human resources roles for Baker Hughes Incorporated. Prior to joining Baker Hughes Incorporated, Mr. Danford served as a recruiter and as an employee relations representative in the human resources department for Compaq Computer from 1990 to 1991. Mr. Danford holds a B.S. degree in Computer Science from the University of Louisiana at Monroe (formerly Northeast Louisiana University).
Pablo G. Mercado. Mr. Mercado has served as our Vice President, Corporate Development & Strategy since November 2011. Prior to joining Forum, from May 2005 to October 2011, Mr. Mercado was an investment banker in the Oil and Gas Group of Credit Suisse Securities (USA) LLC where he worked with oilfield services companies and other companies in the oil and gas industry, most recently as a Director. From 1998 to 2001 and 2003 to May 2005, Mr. Mercado was an investment banker at other firms, primarily working with companies in the oil and gas industry. Mr. Mercado holds a B.B.A. in Business Administration from the Cox School of Business, a B.A. in Economics from the Dedman College at Southern Methodist University, and a Master of Business Administration from The University of Chicago Booth School of Business.

PART II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Since our initial public offering on April 12, 2012, our common stock has traded on NYSE under the trading symbol "FET." Prior to that time, there was no public trading market for our common stock. The initial public offering price of our common stock was $20.00 per share.
The following table sets forth, for each full quarterly period indicated, the high and low closing sales prices for our common stock as quoted on the NYSE:

Year Ending December 31, 2012	High	Low
Second Quarter (beginning April 12, 2012)	$23.29	$19.14
Third Quarter	$25.69	$19.38
Fourth Quarter	$25.24	$21.54
As of February 28, 2013, there were approximately 250 shareholders of record of our common stock. In calculating the number of shareholders, we consider clearing agencies and security position listings as one shareholder for each agency or listing.
No dividends were declared or issued during 2012 or 2011, and we do not currently have any plans to pay cash dividends in the future. Our future dividend policy is within the discretion of our Board of Directors and will depend upon various factors, including our results of operations, financial condition, capital requirements and investment opportunities. In addition, our Credit Facility prohibits us from paying any cash dividends unless all of the following conditions are met: (i) no default exists under our Credit Facility or would result from the payment of such dividends, (ii) after giving effect to the payment of such dividends, we have a pro forma leverage ratio that is less than or equal to 2.50 to 1.0 and the borrowing availability under our Credit Facility is at least $40 million, (iii) the aggregate amount of cash dividends and other Restricted Payments (as defined in the credit agreement) paid in any fiscal quarter does not exceed 50% of our consolidated EBITDA (as defined in the credit agreement) for the four fiscal quarters ended immediately prior to such fiscal quarter and (iv) the aggregate amount of cash dividends and other Restricted Payments paid in any four consecutive fiscal quarters does not exceed 50% of our consolidated EBITDA for the four fiscal quarters ended immediately prior to such four consecutive fiscal quarters.
Performance Graph
The following graph compares total shareholder return on our common stock with the Standard & Poor’s 500 Stock Index and the Philadelphia OSX Index ("OSX"), an index of oil and gas related companies that represents an industry composite of our peers. This graph covers the period from April 13, 2012, using the closing price for the first day of trading immediately following the effectiveness of our initial public offering per SEC regulations (rather than the IPO offering price of $20.00 per share), through December 31, 2012. This comparison assumes the investment of $100 on April 13, 2012, and the reinvestment of all dividends. The shareholder return set forth is not necessarily indicative of future performance.

COMPARISON OF 9 MONTH CUMULATIVE TOTAL RETURN
Among Forum Energy Technologies, Inc., The S&P 500 Index and the Philadelphia Oil Service Index (OSX)

140
120
100
80
60
40
20
0
04/11/12
04/30/12
05/31/12
06/30/12
07/31/12
08/31/12
09/30/12
10/31/12
11/30/12
12/31/12
Forum Energy Technologies, Inc.
S&P 500 Index
Philadelphia Oil Service Index (OSX)

The performance graph above is furnished and not filed for purposes of Section 18 of the Securities Exchange Act of 1934 (the "Exchange Act") and will not be incorporated by reference into any registration statement filed under the Securities Act of 1933 (the "Securities Act") unless specifically identified therein as being incorporated therein by reference. The performance graph is not soliciting material subject to Regulation 14A.
Item 6. Selected Financial Data
The following selected historical consolidated financial data should be read in conjunction with Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and related notes appearing in Item 8 "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K to fully understand the factors that may affect the comparability of the information presented below.
The selected historical financial data as of December 31, 2012, 2011 and 2010, and the balance sheet data as of December 31, 2012 and 2011 are derived from our audited consolidated financial statements and related notes thereto included herein. The selected historical data as of December 31, 2010, 2009 and 2008 and for each of the years ended December 31, 2009 and 2008 have been derived from our audited consolidated financial statements, which are not included in this Annual Report. Our historical results are not necessarily indicative of our results to be expected in any future period.

	Year ended December 31,
(in thousands, except per share information)	2012	2011	2010	2009	2008
Income Statement Data:
Net sales	$1,414,933	$1,128,131	$747,335	$677,378	$972,551
Total operating expenses	1,174,053	967,518	674,058	627,171	882,163
Operating income	240,880	160,613	73,277	50,207	90,388
Total other expenses	18,085	19,910	28,931	18,363	22,639
Income from continuing operations before income taxes	222,795	140,703	44,346	31,844	67,749
Provision for income tax expense	71,265	47,110	20,297	11,011	32,938
Income from continuing operations	151,530	93,593	24,049	20,833	34,811
Loss from discontinued operations, net of taxes	—	—	—	(1,342)	(396)
Net income	151,530	93,593	24,049	19,491	34,415
Less: Income attributable to noncontrolling interest	74	251	111	155	39
Net income attributable to common stockholders	151,456	93,342	23,938	19,336	34,376

Weighted average shares outstanding
Basic	80,111	63,270	53,798	48,248	45,584
Diluted	86,937	67,488	54,316	48,914	46,657
Earnings per share
Basic	$1.89	$1.48	$0.44	$0.40	$0.75
Diluted	$1.74	$1.38	$0.44	$0.40	$0.74

	As of December 31,
(in thousands)	2012	2011	2010	2009	2008
Balance Sheet Data:
Cash and cash equivalents	$41,063	$20,548	$20,348	$26,894	$19,941
Net property, plant and equipment	152,983	124,840	90,632	96,747	109,194
Total assets	1,892,980	1,607,315	818,332	840,226	961,022
Long-term debt	400,201	660,379	204,715	236,937	321,962
Total stockholders’ equity	1,161,472	654,493	462,523	401,927	376,961

	Year ended December 31,
(in thousands)	2012	2011	2010	2009	2008
Other financial data:
Net cash provided by operating activities	$137,941	$39,275	$65,981	$107,751	$112,463
Net cash used in investing activities	(184,523)	(550,114)	(19,216)	(10,914)	(160,937)
Net cash provided by / (used in) financing activities	65,782	510,148	(54,265)	(94,532)	58,871

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with "Selected historical consolidated financial data" and our financial statements and related notes included under Item 8 of this Annual Report on Form 10-K. This discussion contains forward-looking statements based on our current expectations, estimates and projections about our operations and the industry in which we operate. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of a variety of risks and uncertainties, including those described in "Risk factors" and elsewhere in this Annual Report. We assume no obligation to update any of these forward-looking statements.
Overview
We are a global oilfield products company, serving the subsea, drilling, completion, production and infrastructure sectors of the oil and natural gas industry. We design, manufacture and distribute products, and engage in aftermarket services, parts supply and related services that complement our product offering. Our product offering includes a mix of highly engineered capital products and frequently replaced items that are consumed in the exploration, development, production and transportation of oil and natural gas. Our capital products are directed at: drilling rig equipment for new rigs, upgrades and refurbishment projects; subsea construction and development projects; the placement of production equipment on new producing wells; and downstream capital projects. Our engineered systems are critical components used on drilling rigs or in the course of subsea operations, while our consumable products are used to maintain efficient and safe operations at well sites in the well construction process, within the supporting infrastructure and at processing centers and refineries. Historically, a little more than half of our revenue is derived from activity-based consumable products, while the balance is derived from capital products and a small amount from rental and other services.
We seek to design, manufacture and supply reliable products that create value for our diverse customer base, which includes, among others, oil and gas operators, land and offshore drilling contractors, well stimulation and intervention service providers, subsea construction and service companies, and pipeline and refinery operators.
We operate in two business segments:

•
Drilling & Subsea segment. We design and manufacture products and provide related services to the subsea, drilling, well construction, completion and intervention markets. Through this segment, we offer Subsea Technologies, including robotic vehicles and other capital equipment, specialty components and tooling, a broad suite of complementary subsea technical services and rental items, and applied products for subsea pipelines; Drilling Technologies, including capital equipment and a broad line of products consumed in the drilling and well intervention process; and Downhole Technologies, including cementing and casing tools, completion products, and a range of downhole protection solutions.

•
Production & Infrastructure segment. We design and manufacture products and provide related equipment and services to the well stimulation, completion, production and infrastructure markets. Through this segment, we supply Flow Equipment, including well stimulation consumable products and related recertification and refurbishment services; Production Equipment, including well site production equipment, process equipment and specialty pipeline construction equipment; and Valve Solutions, which includes a broad range of industrial and process valves.

On August 2, 2010, we completed the Combination. Prior to the Combination, SCF Partners, through two of its private equity funds, controlled a majority of the voting interests in each of FOT, Global Flow, Triton and Subsea. SCF also held a controlling position with respect to Allied by virtue of its ownership of a substantial portion of Allied's issued and outstanding common stock and its contractual right to fill a majority of the directors' seats comprising the Allied board of directors. As a result, the mergers consummated in connection with the Combination are accounted for using the reorganization accounting method for entities under common control. Under this method of accounting, the consolidated financial statements and the discussions herein include the operating results of FOT, Global Flow, Triton, Allied and Subsea from the date on which each became controlled by SCF, which was May 2005, June 2005, February 2007, August 2007 and January 2007, respectively.

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
The table below shows average crude oil and natural gas prices for West Texas Intermediate crude oil (WTI), United Kingdom Brent crude oil (Brent), and Henry Hub natural gas:

	2012	2011	2010
Average global oil, $/bbl
West Texas Intermediate	$94.10	$95.05	$79.51
United Kingdom Brent	$112.77	$111.77	$80.29

Average North American Natural Gas, $/Mcf
Henry Hub	$2.75	$4.00	$4.37
Crude oil prices appear adequate to generally maintain the current level of exploration and production activity, including the development of deepwater prospects, which stimulate demand for our subsea products and services. Current oil prices are also supporting a generally steady level of oil related activity, both offshore and onshore. Low levels of North American natural gas prices have, however, negatively impacted certain areas of our business, principally those tied to products and services we provide to the pressure pumping service sector and the land based drilling industry. At the same time, abundant natural gas at low prices appears to be leading to redevelopment of U.S. petrochemical and process industry facilities, resulting in steady demand for our valve products.
Corresponding to the commodity price levels, the average active rig count data below, based on the weekly Baker Hughes Incorporated rig count, reflects a broad measure of industry activity and resultant demand for our drilling and production related products and services.

	2012	2011	2010
Active Rigs by Location
United States	1,919	1,879	1,546
Canada	364	419	348
International	1,233	1,167	1,094
Global Active Rigs	3,516	3,465	2,988

Land vs. Offshore Rigs
Land	3,165	3,127	2,649
Offshore	351	338	339
Global Active Rigs	3,516	3,465	2,988

U.S. Commodity Target, Land
Oil/Gas	1,359	984	591
Gas	556	887	944
Unclassified	4	8	11
Total U.S. Land Rigs	1,919	1,879	1,546

U.S. Well Path, Land
Horizontal	1,151	1,074	822
Vertical	552	574	502
Directional	216	231	222
Total U.S. Active Land Rigs	1,919	1,879	1,546

While the average U.S. rig count for 2012 increased from 2011, there was a decrease from 1,959 in the first half of 2012 to 1,763 in the second half and the rig count ended 12% below the 2,007 active rigs at the end of 2011. The declining rig count correlates with a decrease in orders for both consumable and capital products for drilling rigs in the second half of 2012. Although the rig count decreased, it appears that drilling efficiency has improved as a result of a shift in the composition of the drilling rig fleet to newer, more efficient rigs. As a result, the number of wells drilled per rig could increase. If this trend materializes, well completions could grow at a faster pace than the drilling rig count.
In recent years, as a result of low natural gas prices, the U.S. rig count has shifted from gas directed activity towards oil directed activity. As a result, those portions of our business that supply parts and equipment relating to pressure pumping, primarily Flow Equipment, experienced a decline in revenue and a compression of margins due to this shift in activity towards oil drilling, which generally places less of a demand on pressure pumping equipment. This shift and an overstocking of parts and supplies by our customers during prior periods have necessitated a destocking of that inventory beginning in the second quarter of 2012. As our customers work through the excess inventory, we expect they will begin to place orders for equipment on a more regular basis over the course of 2013.
Separate from the changes in the rig count, there has been increased activity in the expansion and upgrade of refinery and petrochemical facilities and pipeline integrity efforts. These projects have generated steady levels of demand for our valve products. In addition, we have also continued to see strong demand in our Production Equipment, and, based on customer discussions, we are expecting higher levels of orders for our Subsea and Downhole product lines.
Acquisitions
We completed the following four acquisitions in 2012, all of which are now included in the Drilling & Subsea segment:

Acquisition	Operating segment	Date of transaction
Syntech Technology, Inc.	Drilling & Subsea	October 2012
Wireline Solutions, LLC	Drilling & Subsea	November 2012
Dynacon, Inc.	Drilling & Subsea	December 2012
Merrimac Manufacturing, Inc.	Drilling & Subsea	December 2012
We paid aggregate cash consideration of $139.9 million for these acquisitions in 2012. None of the acquisitions included potential future payments contingent on financial performance.
We completed eight acquisitions in 2011, three of which are now included in the Production & Infrastructure segment and five in the Drilling & Subsea segment. The acquisitions are:

Acquisition	Operating segment	Date of transaction
Wood Flowline Products, LLC	Production & Infrastructure	February 2011
Phoinix Global LLC	Production & Infrastructure	April 2011
SVP Products, Inc.	Production & Infrastructure	July 2011
Specialist ROV Tooling Services, Ltd.	Drilling & Subsea	May 2011
Cannon Services Ltd.	Drilling & Subsea	July 2011
Davis-Lynch, LLC	Drilling & Subsea	July 2011
AMC Global Group, Ltd.	Drilling & Subsea	July 2011
P-Quip, Ltd.	Drilling & Subsea	July 2011
There are factors related to the businesses we have acquired that may result in lower net profit margins on a going-forward basis, primarily the federal income tax status of the legal entity and the level of depreciation and amortization charges arising out of the accounting for the purchase.
For additional information regarding our 2012 and 2011 Acquisitions, please read Note 3 of the Notes to the Consolidated Financial Statements in Part II, Item 8 "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K.

Evaluation of operations
We manage our operations through the two business segments described above. We have focused on implementing financial reporting and controls at all of our operations to accelerate the availability of critical information necessary to support informed decision making. We use a number of financial and non-financial measures to routinely analyze and evaluate, on a segment and corporate level, the performance of our business. As an example of a non-financial measure, we measure our safety by tracking the total recordable incident rate and we consider this as an indication of the quality of our products. Financial measures include the following:
Revenue growth. We compare actual revenue achieved each month to the most recent estimate for that month and to the annual plan for the month established at the beginning of the year. We monitor our revenue to analyze trends in the relative performance of each of our product lines as compared to standard revenue drivers or market metrics applicable to that product. We are particularly interested in identifying positive or negative trends and investigating to understand the root causes. In addition, we review these metrics on a quarterly basis. We also evaluate changes in the mix of products sold and the resultant impact on reported gross margins.
Gross margin percentage. We define gross margin percentage as our gross margin, or net sales minus cost of sales, divided by our net sales. Our management continually evaluates our consolidated gross margin percentage and our gross margin percentage by segment to determine how each segment is performing. This metric aids management in capital resource allocation and pricing decisions.
Selling, general and administrative expenses as a percentage of total revenue. Selling, general and administrative expenses include payroll related costs for sales, marketing, administrative, accounting, information technology, certain engineering and human resources functions; audit, legal and other professional fees; insurance; franchise taxes not based on income; travel and entertainment; advertising and promotions; bad debt expense; and other office and administrative related costs. Our management continually evaluates the level of our selling, general and administrative expenses in relation to our revenue and makes appropriate changes in light of activity levels to preserve and improve our profitability while meeting the on-going support and regulatory requirements of the business.
Operating income and operating margin percentage. We define operating income as revenue less cost of goods sold less selling, general and administrative expenses. We define our operating margin percentage as operating income divided by revenue. These metrics assist management in evaluating the performance of each segment as a whole, especially to determine whether the amount of administrative burden is appropriate to support current business activity levels.
Earnings per share. We calculate fully-diluted earnings per share as prescribed under generally accepted accounting principles ("GAAP"), that is net income divided by common shares outstanding, giving effect for the assumed exercise of all outstanding options and warrants with a strike price less than the average fair value of the shares over the period covered for the calculation. We believe this measure is important as it reflects the sum total of operating results and all attendant capital decisions, showing in one number the amount earned for the stockholders of our Company.
Free cash flow. We define free cash flow as net income, increased by non-cash charges included in net income (e.g., depreciation and amortization and deferred income taxes), increased or decreased by changes in net working capital, less capital expenditures. We believe that this measure is important because it encompasses both profitability and capital management in evaluating results. Free cash flow represents the business’ contribution in the generation of funds available to pay debt outstanding, invest in other areas, or return funds to our stockholders.
Factors affecting the comparability of our future results of operations to our historical results of operations
Our future results of operations may not be comparable to our historical results of operations for the periods presented, primarily for the following reasons:

•
The historical consolidated financial statements included in this annual report are based on the separate businesses of FOT, Global Flow, Triton, Allied and Subsea for the periods prior to the August 2010 Combination. As a result, the historical financial data may not give you an accurate indication of what our actual results would have been if the Combination had been completed at the beginning of the periods presented or of what our future results of operations are likely to be.

•
Since the Combination, we have grown our business both organically and through strategic acquisitions. We have expanded and diversified our product portfolio and business lines with the acquisition of four businesses in 2012 and eight businesses in 2011. The historical financial data for periods prior to the acquisitions does not include the results of any of the acquired companies for the periods presented and, as such, does not give you an accurate indication of what our future results are likely to be.

•
As we integrate the acquired companies and further implement controls, processes and infrastructure to operate in compliance with the regulatory requirements applicable to companies with publicly traded shares, it is likely that we will incur incremental selling, general and administrative expenses relative to historical periods.

Our future results will depend on our ability to efficiently manage our combined operations and execute our business strategy.

Results of operations
Year ended December 31, 2012 compared with year ended December 31, 2011

	Year ended December 31,		Favorable / (Unfavorable)
	2012	2011	$	%
(in thousands of dollars, except per share information)
Revenue:
Drilling & Subsea	$826,500	$659,430	$167,070	25.3%
Production & Infrastructure	589,204	468,701	120,503	25.7%
Eliminations	(771)	—	(771)	*
Total revenue	$1,414,933	$1,128,131	$286,802	25.4%
Cost of sales:
Drilling & Subsea	$529,294	$433,836	$(95,458)	(22.0)%
Production & Infrastructure	423,353	331,834	(91,519)	(27.6)%
Eliminations	(771)	—	771	*
Total cost of sales	$951,876	$765,670	$(186,206)	(24.3)%
Gross profit:
Drilling & Subsea	$297,206	$225,594	$71,612	31.7%
Production & Infrastructure	165,851	136,867	28,984	21.2%
Total gross profit	$463,057	$362,461	$100,596	27.8%
Selling, general and administrative expenses:
Drilling & Subsea	$136,046	$107,667	$(28,379)	(26.4)%
Production & Infrastructure	68,594	58,870	(9,724)	(16.5)%
Corporate	20,628	20,237	(391)	(1.9)%
Total selling, general and administrative expenses	$225,268	$186,774	$(38,494)	(20.6)%
Operating income:
Drilling & Subsea	$161,160	$117,927	$43,233	36.7%
Operating income margin %	19.5%	17.9%
Production & Infrastructure	97,257	77,997	19,260	24.7%
Operating income margin %	16.5%	16.6%
Corporate	(20,628)	(20,237)	(391)	(1.9)%
Total segment operating income	$237,789	$175,687	$62,102	35.3%
Operating income margin %	16.8%	15.6%
Contingent consideration expense (benefit)	(4,568)	12,100	16,668	*
Impairment of intangible assets	1,161	—	(1,161)	*
Transaction expenses	1,751	3,608	1,857	51.5%
(Gain)/loss on sale of assets	(1,435)	(634)	801	126.3%
Income from operations	240,880	160,613	80,267	50.0%
Interest expense, net	16,372	19,532	3,160	16.2%
Other, net	1,713	378	(1,335)	*
Other (income) expense, net	18,085	19,910	1,825	9.2%
Income before income taxes	222,795	140,703	82,092	58.3%
Income tax expense	71,265	47,110	(24,155)	(51.3)%
Net income	151,530	93,593	57,937	61.9%
Less: Income attributable to non-controlling interest	74	251	(177)	*
Income attributable to common stockholders	$151,456	$93,342	$58,114	62.3%

Weighted average shares outstanding
Basic	80,111	63,270
Diluted	86,937	67,488
Earnings per share
Basic	$1.89	$1.48
Diluted	$1.74	$1.38
* not meaningful

Revenue
Our revenue for the year ended December 31, 2012 increased $286.8 million, or 25.4%, to $1,414.9 million compared to the year ended December 31, 2011. For the year ended December 31, 2012, our Drilling & Subsea segment and our Production & Infrastructure segment comprised 58.4% and 41.6% of our total revenue, respectively, which was consistent with the year ended December 31, 2011. All of our product lines had increased revenue in the year ended December 31, 2012 compared to the prior year. The revenue increase by operating segment consisted of the following:
Drilling & Subsea segment - Revenue increased $167.1 million, or 25.3%, to $826.5 million during the year ended December 31, 2012 compared to the year ended December 31, 2011. The increase in revenue is discussed below:

•
$55.1 million, or 33%, of the increase was attributable to organic initiatives. The organic growth contributions arose primarily from increased sales of hydraulic catwalk units and blowout preventers in the Drilling Technologies product line, and increased sales of work-class remotely operated vehicles in the Subsea Technologies product line; and

•
$112.0 million, or 67%, of the increase was primarily attributable to operations acquired in 2011. The operations acquired in 2011 that were not owned for the full year ended December 31, 2011 included drilling products from AMC Global Group, Ltd. ("AMC") and P-Quip, Ltd. ("P-Quip") and downhole products from Davis-Lynch, LLC ("Davis-Lynch") and Cannon Services ("Cannon"). Additionally, four operations were acquired during the fourth quarter of 2012 and these acquisitions relate to all three product lines within Drilling & Subsea.

Production & Infrastructure segment - Revenue increased $120.5 million, or 25.7%, to $589.2 million during the year ended December 31, 2012 compared to the year ended December 31, 2011. The increase in revenue is discussed below:

•
$85.6 million, or 71%, of the increase was attributable to organic initiatives attributable to higher market demand in both Production Equipment and Valve Solutions products and orders from new customers. The higher shipments were made possible for Production Equipment by the expansion of existing facilities and the addition of new facilities in Pennsylvania, each completed throughout 2011; and

•
$34.9 million, or 29%, of the increase was attributable to operations acquired in 2011 that were not owned for the full year ended December 31, 2011 including the three acquisitions that make up the Flow Equipment product line.

Segment operating income and segment operating margin percentage
Segment operating income for the year ended December 31, 2012 increased $62.1 million, or 35.3%, to $237.8 million compared to the year ended December 31, 2011.The segment operating margin percentage is calculated by dividing segment operating income by revenue. For the year ended December 31, 2012, the segment operating margin percentage of 16.8% represents an improvement of 120 basis points over the 15.6% operating margin percentage for the year ended December 31, 2011. The improvement in operating margin percentage achieved in each segment was derived as follows:
Drilling & Subsea segment - The operating margin percentage improved 160 basis points to 19.5% for the year ended December 31, 2012, up from 17.9% for the year ended December 31, 2011. The margin improvement was due to manufacturing efficiencies on the higher revenue in the Subsea Technologies and Drilling Technologies product lines as well as improved product mix from the full year contribution of acquisitions made in 2011 and 2012. Offsetting the higher gross margins were slightly higher selling, general and administrative costs as a percentage of revenue attributable to the amortization of intangible assets of the businesses acquired in 2011 and 2012.
Production & Infrastructure segment - Operating margin percentage showed a slight decline of 10 basis points to 16.5% for the year ended December 31, 2012, from 16.6% for the year ended December 31, 2011 primarily due to lower margins in the Flow Equipment product line due to the deterioration in this market which reduced demand for our products significantly starting in the second quarter 2012. The pressure pumping service providers, our customers, experienced excess capacity of new capital equipment and supplies during the year and these companies began to destock inventory they purchased during prior periods. Offsetting the lower margins in the Flow Equipment product line were modest price increases on certain valve products. Also positively impacting our operating margins were lower selling, general and administrative costs as a percent of revenue, which was attributable to tighter controls.
Corporate — Selling, general and administrative expenses for Corporate increased slightly by $0.4 million, or 1.9%, for the year ended December 31, 2012 compared to the year ended December 31, 2011. Corporate costs included, among other items, payroll related costs for general management and management of finance and administration, legal, and human resources; professional fees for legal, accounting and related services; and marketing costs.
Other items
Several items are not included in segment operating income, but are included in total operating income. These items include: contingent consideration, impairment of intangible assets, transaction expenses and gains/losses from the sale of assets. The contingent consideration we incurred was related to two acquisitions in 2011 in the Flow Equipment product line in which part of the purchase price was payable in cash and/or shares of the our common stock based on the earnings of the acquired entities. The change in the amount of the accrual is recorded as part of operating income. Lower projected earnings of the acquired entities resulted in an increase to operating income of $4.6 million for the year ended December 31, 2012 due to lower contingent consideration, whereas higher projected earnings of the acquired entities resulted in a decrease to operating income of $12.1 million for the year ended December 31, 2011. During the second quarter 2012, an impairment loss of $1.2 million was recorded on certain intangible assets as a result of a lack of orders for a specific service line within the Production & Infrastructure segment. Transaction expenses relate to legal and other advisory costs incurred in acquiring businesses and are not considered to be part of segment operating income. These costs were $1.8 million and $3.6 million for the years ended December 31, 2012 and 2011, respectively.
Interest expense
We incurred $16.4 million of interest expense during the year ended December 31, 2012, a decrease of $3.2 million from the year ended December 31, 2011. The decrease in interest expense was attributable to a lower debt level as we repaid a portion of our debt from the net proceeds of the IPO and concurrent private placement during the second quarter 2012, partially offset by an increase in debt levels incurred to finance the four acquisitions in the fourth quarter 2012.
Taxes
Tax expense includes current income taxes expected to be due based on taxable income to be reported during the periods in the various jurisdictions in which we conduct business, and deferred income taxes based on changes in the tax effect of temporary differences between the bases of assets and liabilities for financial reporting and tax purposes at the beginning and end of the respective periods. The effective tax rate, calculated by dividing total tax expense by income before income taxes, was 32.0% and 33.5% for the years ended December 31, 2012 and 2011, respectively. The tax provision for the year ended December 31, 2012 is lower than the comparable period in 2011 primarily due to a reduction in the tax provision from the finalization of certain prior year tax returns.

Year ended December 31, 2011 compared to year ended December 31, 2010

	Year ended December 31,		Favorable / (Unfavorable)
	2011	2010	$	%
(in thousands of dollars, except per share information)
Revenue:
Drilling & Subsea	$659,430	$474,306	$185,124	39.0%
Production & Infrastructure	468,701	273,029	195,672	71.7%
Total revenue	$1,128,131	$747,335	$380,796	51.0%
Cost of sales:
Drilling & Subsea	$433,836	$327,848	$(105,988)	(32.3)%
Production & Infrastructure	331,834	205,230	(126,604)	(61.7)%
Total cost of sales	$765,670	$533,078	$(232,592)	(43.6)%
Gross profit:
Drilling & Subsea	$225,594	$146,458	$79,136	54.0%
Production & Infrastructure	136,867	67,799	69,068	101.9%
Total gross profit	$362,461	$214,257	$148,204	69.2%
Selling, general and administrative expenses:
Drilling & Subsea	$107,667	$92,924	$(14,743)	(15.9)%
Production & Infrastructure	58,870	45,186	(13,684)	(30.3)%
Corporate	20,237	3,331	(16,906)	(507.5)%
Total selling, general and administrative expenses	$186,774	$141,441	$(45,333)	(32.1)%
Operating income:
Drilling & Subsea	$117,927	$53,534	$64,393	120.3%
Operating income margin %	17.9%	11.3%
Production & Infrastructure	77,997	22,613	55,384	244.9%
Operating income margin %	16.6%	8.3%
Corporate	(20,237)	(3,331)	(16,906)	(507.5)%
Total segment operating income	$175,687	$72,816	$102,871	141.3%
Operating income margin %	15.6%	9.7%
Contingent consideration expense (benefit)	12,100	—	(12,100)	100.0%
Transaction expenses	3,608	—	(3,608)	100.0%
(Gain)/loss on sale of assets	(634)	(461)	173	37.5%
Income from operations	160,613	73,277	87,336	*
Interest expense, net	19,532	18,189	(1,343)	(7.4)%
Expenses related to the Combination	—	6,968	6,968	100.0%
Deferred loan costs written off	—	6,082	6,082	100.0%
Other, net	378	(2,308)	(2,686)	116.4%
Other (income) expense, net	19,910	28,931	9,021	31.2%
Income before income taxes	140,703	44,346	96,357	*
Income tax expense	47,110	20,297	(26,813)	*
Net income	93,593	24,049	69,544	*
Less: Income attributable to non-controlling interest	251	111	140	*
Income attributable to common stockholders	$93,342	$23,938	$69,404	*

Weighted average shares outstanding
Basic	63,270	53,798
Diluted	67,488	54,316
Earnings per share
Basic	$1.48	$0.44
Diluted	$1.38	$0.44
* not meaningful

Revenue
Our revenue for the year ended December 31, 2011 increased $380.8 million, or 51.0%, to $1,128.1 million compared to the year ended December 31, 2010. For the year ended December 31, 2011, our Drilling & Subsea Segment and our Production & Infrastructure Segment comprised 58.5% and 41.5% of our total revenue, respectively, compared to 63.5% and 36.5%, respectively, for the year ended December 31, 2010. The revenue increase by operating segment was as follows:
Drilling & Subsea segment - Revenue increased $185.1 million, or 39.0%, to $659.4 million during the year ended December 31, 2011 compared to the year ended December 31, 2010. The increase in revenue over 2010 was primarily due to the following:

•	$92.3 million of this increase was revenue from the acquisitions of AMC, P-Quip, Davis- Lynch, Cannon and Specialist ROV Tooling Services, Ltd. ("Specialist").

•
$72.1 million of this increase was from increased drilling products sales attributable to higher drilling activity in the United States and Canada as reflected by the 21.5% increase in the average North American drilling rig count between the two periods. The higher revenue related to land rigs was in line with the higher rig count, partially offset by a $6.5 million decrease in sales of capital equipment for new offshore rig construction.

•
$20.7 million of this increase was from higher subsea product and services sales. Offshore pipeline services revenue increased by $6.0 million primarily due to a significant project in Australia during 2011. Late in the fourth quarter of 2010, we introduced ROVDrill, a new subsea sampling and data acquisition system, which produced $4.3 million in revenue in 2011. Our offshore rental products business achieved 36% higher revenue, reporting $10.6 million more in 2011 than 2010 due to increased demand for these products.

Production & Infrastructure segment - Revenue increased $195.7 million, or 71.7%, to $468.7 million during the year ended December 31, 2011 compared to the year ended December 31, 2010. The increase in revenue over 2010 was primarily due to the following:

•	$116.8 million of the increase was from the three acquisitions in 2011 that make up our new Flow Equipment product line.

•
$52.8 million of the increase was increased Production Equipment sales, which was generated from a combination of higher capital spending for surface production equipment by existing customers and the addition of sales to new customers.

•	$26.1 million of the increase was Valve Solutions due to increased project orders and sales in the upstream market, and an increase in our Canadian market presence.
Segment operating income and segment operating margin percentage
Segment operating income increased $102.9 million, or 141%, for the year ended December 31, 2011 compared to the year ended December 31, 2010. The segment operating income percentage is calculated by dividing segment operating income by revenue. Overall operating margin percentage for the year ended December 31, 2011 was 15.6% compared to 9.7% for the year ended December 31, 2010. The improvement in operating margin percentage achieved in each segment was derived as follows:
Drilling & Subsea segment - Operating margin percentage increased to 17.9% for the year ended December 31, 2011 from 11.3% for the year ended December 31, 2010. Operating margin percentage increased primarily from efficiencies achieved on higher production volumes and the benefit of the higher margins provided by the product lines acquired in the 2011 acquisitions, and because of lower selling, general and administrative expenses as a percentage of revenue.
Production & Infrastructure segment - Operating margin percentage increased to 16.6% for the year ended December 31, 2011 from 8.3% for the year ended December 31, 2010. The operating margin increased primarily due to efficiencies achieved on higher production volumes and the acquisition of the higher margin Flow Equipment product line, as well as by keeping administrative costs effectively constant during a period of increased production.
Corporate - Selling, general and administrative expenses for Corporate were $20.2 million for the year ended December 31, 2011 compared to $3.3 million for the year ended December 31, 2010. Corporate costs began to be separately reported in the third quarter of 2010 as a result of the Combination of the legacy entities. Prior to the Combination, Corporate expenses were not shown separately as these similar costs prior to the Combination were imbedded in the segment results of the combined legacy entities. Corporate costs included, among other items, payroll related costs for general management and management of finance and administration, legal, human resources and information technology; professional fees for legal, accounting and related services; and marketing costs.
Interest expense
We incurred $19.5 million of interest expense during the year ended December 31, 2011, an increase of $1.3 million from the year ended December 31, 2010. The increase in interest expense was attributable to higher debt levels in the second half of 2011 due to borrowings for acquisitions. In August 2010, we redeemed the mandatorily redeemable preferred stock of Global Flow, eliminating preferred dividends classified as interest expense.
Taxes
Tax expense includes current income taxes expected to be due based on taxable income to be reported during the periods in the various jurisdictions in which we conduct business, and deferred income taxes based on changes in the tax effect of temporary differences between the bases of assets and liabilities for financial reporting and tax purposes at the beginning and end of the respective periods. The effective tax rate, calculated by dividing provision for income tax expense by income from continuing operations before income taxes, was 33.5% and 45.7% for the years ended December 31, 2011 and 2010, respectively. The tax provision for the 2011 fiscal year is lower than the 2010 fiscal year primarily due to nonrecurring expenses incurred as part of the Combination in 2010 included in profit before taxes, but not deductible for tax purposes.
Liquidity and capital resources
Sources and uses of liquidity
Our internal sources of liquidity are cash on hand and cash flows from operations, while our primary external sources have included our Credit Facility described below, trade credit and sales of our common stock. Our primary uses of capital have been for acquisitions, ongoing maintenance and growth capital expenditures, inventories and sales on credit to our customers. We continually monitor potential capital sources, including equity and debt financing, to meet our investment and target liquidity requirements. Our future success and growth will be highly dependent on our ability to continue to access outside sources of capital.
At December 31, 2012, we had cash and cash equivalents of $41.1 million and total debt of $420.7 million. During the year ended December 31, 2012, we used the net proceeds from the IPO and concurrent private placement to repay a portion of the outstanding borrowings under our Credit Facility.
We believe that cash on hand, cash generated from operations and amounts available under the Credit Facility will be sufficient to fund operations, working capital needs, capital expenditure requirements and financing obligations for the foreseeable future.
Our total 2013 capital expenditure budget is approximately $65.0 million, which consists of, among other items, investments in constructing or expanding certain manufacturing facilities and purchasing of machinery and equipment, expanding our rental fleet of subsea equipment, as well as maintenance capital expenditures of approximately $25.0 million. This budget does not include expenditures for potential business acquisitions.
While we budgeted $62.7 million for the year ended December 31, 2012, the actual amount of capital expenditures incurred was $49.7 million, and the balance of the $13.0 million is included in the budget for 2013. These expenditures were funded from borrowings under our Credit Facility and internally generated funds. We believe cash flows from operations and additional borrowings under the Credit Facility should be sufficient to fund our capital requirements for 2013.
Although we do not budget for acquisitions, pursuing growth through acquisitions is a significant part of our business strategy. We expanded and diversified our product portfolio with the acquisition of four businesses in 2012 for total consideration (net of cash acquired) of approximately $139.3 million. We used cash on hand and borrowings under the Credit Facility to finance these acquisitions. We continue to actively review acquisition opportunities on an ongoing basis. Our ability to make significant additional acquisitions for cash may require us to obtain additional equity or debt financing, which we may not be able to obtain on terms acceptable to us or at all.

Our cash flows for the years ended December 31, 2012, 2011 and 2010 are presented below (in millions):

	Year ended December 31,
	2012	2011	2010
Net cash provided by operating activities	$137.9	$39.3	$66.0
Net cash used in investing activities	(184.5)	(550.1)	(19.2)
Net cash provided by/(used in) financing activities	65.8	510.1	(54.3)
Net increase (decrease) in cash and cash equivalents	20.5	0.2	(6.5)
Free cash flow, before acquisitions	$100.5	$(0.8)	$47.1
Free cash flow, a non-GAAP financial measure, is defined as net income, increased by non-cash charges included in net income (e.g., depreciation and amortization and deferred income taxes), increased or decreased by changes in net working capital, less capital expenditures for property and equipment net of proceeds from sale of property and equipment and other, plus the payment of contingent consideration included in operating activities. Management believes free cash flow is an important measure because it encompasses both profitability and capital management in evaluating results. A reconciliation of free cash flow, before acquisitions, to cash flow from operating activities is as follows (in millions):

	Year ended December 31,
	2012	2011	2010
Cash flow from operating activities	$137.9	$39.3	$66.0
Payment of contingent consideration included in operating activities	7.1	—	—
Capital expenditures for property and equipment	(49.7)	(41.2)	(19.6)
Proceeds from sale of property and equipment and other	5.2	1.1	0.7
Free cash flow, before acquisitions	$100.5	$(0.8)	$47.1
Cash flows provided by operating activities
Net cash provided by operating activities was $137.9 million and $39.3 million for the year ended December 31, 2012 and 2011, respectively. Net income increased to $151.5 million for the year ended December 31, 2012, from $93.6 million for the year ended December 31, 2011, which resulted in a positive impact on cash flows from operations. Cash provided by operations also increased as a result of reduced investments in working capital as compared to the prior year. For example, there was a positive impact to cash flows from operations of $75.2 million as compared to the prior year from the changes in accounts receivable due to collection efforts. This increase in operating cash flows due to the change in account receivables is partially offset by the increase in inventories and a decrease in accounts payable and other accrued liabilities.
Net cash provided by operating activities was $39.3 million for the year ended December 31, 2011 and $66 million for the year ended December 31, 2010. This $26.7 million reduction in operating cash flow was primarily due to increases in certain working capital items due to higher business activity levels, including:

•
a decrease in operating cash flow of $90.6 million in 2011 due to increased investment in inventories, excluding opening balances of acquired companies, as we strategically stocked our products in regional distribution centers in order to meet the increased demand;

•
a decrease in operating cash flow of $62.4 million in 2011 attributable to increases in accounts receivable, excluding opening balances of acquired companies, primarily as a result of higher sales volumes; while there were not material changes in our policies for granting credit terms to our customers, the average collection period for accounts receivable did increase in 2011, at least partially due to extended credit terms on sales through international agents in an acquired business; and

•	an increase in operating cash flow of $42.1 million due to increases in accounts payable, deferred revenue and other accrued liabilities.
These decreases in operating cash flow were partially offset by the $69.6 million increase in net income from the year ended December 31, 2010 to the year ended December 31, 2011.

Our operating cash flows are sensitive to a number of variables, the most significant of which is the level of drilling and production activity for oil and natural gas reserves. These activity levels are in turn impacted by the volatility of oil and natural gas prices, regional and worldwide economic activity and its effect on demand for hydrocarbons, weather, infrastructure capacity to reach markets and other variable factors. These factors are beyond our control and are difficult to predict. For additional information on the impact of changing prices on our financial position, see "Quantitative and qualitative disclosures about market risk" below.
Cash flows used in investing activities
Net cash used in investing activities was $184.5 million and $550.1 million for the year ended December 31, 2012 and 2011, respectively, a $365.6 million decrease. Of this decrease, $139.9 million was used to fund the acquisitions during the year ended December 31, 2012 compared with $509.9 million used for acquisitions in the year ended December 31, 2011. This decrease was partially offset by a higher investment in property and equipment of $49.7 million during the year ended December 31, 2012 compared an investment of $41.2 million during the year ended December 31, 2011.
Net cash used in investing activities was $550.1 million and $19.2 million for the years ended December 31, 2011 and December 31, 2010, respectively, a $530.9 million increase. Of this increase, $509.9 million was used to fund the cash portion of consideration for our eight acquisitions, while the remaining amount was primarily attributable to increased investments in property and equipment.
Other than capital required for acquisitions, we expect to fund all maintenance and other growth capital expenditures from our current cash on hand and from internally generated funds.
Cash flows provided by (used in) financing activities
Net cash provided by financing activities was $65.8 million for the year ended December 31, 2012 and consisted primarily of net proceeds from our recent IPO and concurrent private placement which were used to pay down a portion of the outstanding borrowings under the revolving portion of the Credit Facility, and payment of contingent consideration with respect to acquisitions. Net cash provided by financing activities was $510.1 million for the year ended December 31, 2011, which was attributable to draws on the Credit Facility and a stock issuance to our major shareholder.
Net cash provided by financing activities was $510.1 million for the year ended December 31, 2011, primarily from net draws on the Credit Facility of $458.4 million and proceeds from stock issuances of $57.0 million.
Net cash used in financing activities was $54.3 million for the year ended December 31, 2010, which was primarily attributable to a net pay down on our long-term debt of $83.4 million and our repurchase of $25.0 million of our common stock in conjunction with the Combination, offset by proceeds from stock issuances of $64.9 million. The remaining use of cash was primarily for debt issue costs.
Credit Facility
We have a Credit Facility with Wells Fargo Bank, National Association, as administrative agent, and several financial institutions as lenders, which provides for a $300.0 million term loan and a $600.0 million revolving credit facility, including up to $75.0 million available for letters of credit and up to $25.0 million in swingline loans, and matures in October 2016. Weighted average interest rates under the Credit Facility (without the effect of hedging) at December 31, 2012 and December 31, 2011 were 2.21% and 2.78%, respectively. Subject to the terms of the credit agreement, we have the ability to increase the revolving commitments and/or term loan commitments under the Credit Facility by $100.0 million. As of December 31, 2012, we had $418.7 million of borrowings outstanding under our Credit Facility and $7.2 million of outstanding letters of credit and the capacity to borrow an additional $474.1 million under the revolving portion of our Credit Facility.
Future borrowings under the revolving portion of the Credit Facility will be available for working capital and other general corporate purposes, including permitted acquisitions. It is anticipated that the revolving portion of the Credit Facility will be available to be drawn on and repaid during the term thereof as long as we are in compliance with the terms of the credit agreement, including certain financial covenants.
The credit agreement contains various covenants that, among other things, limit our ability to grant certain liens, make certain loans and investments, make distributions, enter into mergers or acquisitions unless certain conditions are satisfied, enter into hedging transactions, change our lines of business, prepay certain indebtedness, enter into certain affiliate transactions or engage in certain asset dispositions. Additionally, the credit agreement limits our ability to incur additional indebtedness with certain exceptions, including the ability to incur up to $400.0 million of additional unsecured debt.

The credit agreement also contains financial covenants, which, among other things, require us, on a consolidated basis, to maintain specified financial ratios or conditions summarized as follows:

•
Total funded debt to adjusted EBITDA (defined as the "Leverage Ratio" in the credit agreement) of not more than 3.75 to 1.0 for fiscal quarters ended through December 31, 2012, 3.50 to 1.0 for fiscal quarters ending from March 31, 2013 through December 31, 2013, 3.25 to 1.0 for fiscal quarters ending from March 31, 2014 through December 31, 2014 and 3.00 to 1.0 for fiscal quarters ending thereafter (provided, that following any issuance of senior, unsecured high yield notes by our company, the maximum Leverage Ratio test will be 4.00 to 1.00 for each fiscal quarter after such issuance);

•	EBITDA to interest expense (defined as the "Interest Coverage Ratio" in the credit agreement) of not less than 3.0 to 1.0; and

•
Following any issuance of senior, unsecured high yield notes by our company, total secured funded debt to EBITDA (defined as the "Senior Secured Leverage Ratio" in the credit agreement) of not more than 3.00 to 1.00.

We were in compliance with all financial covenants at December 31, 2012 and December 31, 2011.
Under the credit agreement, EBITDA is defined to generally exclude the effect of non-cash items, and to give pro forma effect to acquisitions and non-ordinary course asset sales (with adjustments to EBITDA of the acquired businesses or related to the sold assets to be made in accordance with the guidelines for pro forma presentations set forth by the SEC or in a manner otherwise reasonably acceptable to the Administrative Agent under the credit agreement). All of the obligations under the credit agreement are secured by first priority liens (subject to permitted liens) on substantially all of the assets of the Company and its wholly-owned domestic restricted subsidiaries, with exceptions for real property and certain other assets set forth in the credit agreement. Additionally, all of the obligations under the credit agreement are guaranteed by the wholly-owned domestic restricted subsidiaries of the Company.
We have the ability to elect the interest rate applicable to borrowings under the credit agreement. Interest under the credit agreement may be determined by reference to (1) the London interbank offered rate, or LIBOR, plus an applicable margin which ranges from 1.75% to 3.00% per annum (with the applicable margin depending upon our ratio of total funded debt to EBITDA) or (2) the Adjusted Base Rate plus an applicable margin which ranges from 0.25% to 1.50% per annum (with the applicable margin depending upon our ratio of total funded debt to EBITDA). The Adjusted Base Rate will be equal to the highest of (1) the Federal Funds Rate, as published by the Federal Reserve Bank of New York, plus one half of 1.0%, (2) the prime rate of Wells Fargo Bank, National Association, as established from time to time at its principal U.S. office and (3) daily LIBOR for an interest period of one-month plus 1.0%.
Interest is payable quarterly for base rate loans and at the end of each interest period for LIBOR loans, except that if the interest period for a LIBOR loan is longer than three months, interest is paid at the end of each three-month period.
The credit agreement also provides for a commitment fee in the amount of 0.375% or 0.50% per annum (with the applicable rate depending upon our ratio of total funded debt to EBITDA) on the unused portion of revolving commitments.
The Credit Facility also requires mandatory prepayments of the term loans in the amount of 75% of the net proceeds of certain debt issuances and 50% of the net proceeds of certain equity issuances.
If an event of default exists under the credit agreement, lenders holding greater than 50% of the aggregate outstanding loans and letter of credit obligations and unfunded revolving commitments have the right to accelerate the maturity of the obligations outstanding under the credit agreement and exercise other rights and remedies. Each of the following constitutes an event of default under the credit agreement:

•	Failure to pay any principal when due or any interest, fees or other amount within certain grace periods;

•	Representations and warranties in the credit agreement or other loan documents being incorrect or misleading in any material respect;

•	Failure to perform or otherwise comply with the covenants in the credit agreement or other loan documents, subject, in certain instances, to grace periods;

•	Impairment of security under the loan documents affecting collateral having a fair market value in excess of $5 million;

•	The actual or asserted invalidity of any material provisions of the guarantees of the indebtedness under the credit agreement;

•
Default by us or our restricted subsidiaries in the payment of any other indebtedness with a principal amount in excess of $20 million, any default in the performance of any obligation or condition with respect to such indebtedness beyond the applicable grace period if the effect of the default is to permit or cause the acceleration of the indebtedness, or such indebtedness will be declared due and payable prior to its scheduled maturity;

•	Bankruptcy or insolvency events involving us or our restricted subsidiaries;

•	The entry, and failure to pay, of one or more adverse judgments in excess of $20 million, upon which enforcement proceedings are commenced or that are not stayed pending appeal; and

•	The occurrence of a change in control (as defined in the credit agreement).
On April 17, 2012, we closed our IPO pursuant to which we sold 13,889,470 shares of common stock and 2,666,666 shares of common stock in a private placement to Tinicum, L.P., a private equity fund, for aggregate net proceeds of approximately $256.4 million and $50.0 million, respectively. All of the net proceeds were used to repay a portion of the outstanding borrowings under the revolving portion of the Credit Facility.
Off-balance sheet arrangements
As of December 31, 2012, we had no off-balance sheet instruments or financial arrangements, other than operating leases entered into in the ordinary course of business.
Contractual obligations
Our debt, lease and financial obligations as of December 31, 2012 will mature and become due and payable according to the following table (in thousands):

	2013	2014	2015	2016	2017	After 2017	Total
Senior secured credit facility	$—	$—	$—	$122,480	$—	$—	$122,480
Term loan	18,750	30,000	33,750	213,750	—	—	296,250
Interest on term loan (1)	6,547	6,133	5,884	3,543	—	—	22,107
Other debt	1,754	147	25	26	23	—	1,975
Operating leases	15,000	12,585	10,114	8,873	7,233	27,082	80,887
Letters of credit	2,542	1,674	1,527	1,412	—	—	7,155
Contingent consideration	15,664	—	—	—	—	—	15,664
Derivative liability	714	—	—	—	—	—	714
Total	$60,971	$50,539	$51,300	$350,084	$7,256	$27,082	$547,232
(1) Interest on term loan calculated using the weighted average interest rate (without the effect of hedging) at December 31, 2012 of 2.21%.
Inflation
Global inflation has been relatively low in recent years and did not have a material impact on our results of operations during 2010, 2011 or 2012. Although the impact of inflation has been insignificant in recent years, it is still a factor in the global economy and we tend to experience inflationary pressure on the cost of raw materials and components used in our products.

Critical accounting policies and estimates
The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of our financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. Certain accounting policies involve judgments and uncertainties to such an extent that there is a reasonable likelihood that materially different amounts could have been reported under different conditions, or if different assumptions had been used. We evaluate our estimates and assumptions on a regular basis. We base our estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates and assumptions used in preparation of our consolidated financial statements. We provide expanded discussion of our most critical accounting policies, estimates and judgments below. We believe that these accounting policies reflect our more significant estimates and assumptions used in preparation of our consolidated financial statements.
Revenue recognition
The substantial majority of our revenue is recognized when the associated goods are shipped and title passes to the customer or when services have been rendered, as long as all of the criteria for recognition described in Note 2 of the Notes to the Consolidated Financial Statements in Part II, Item 8 "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K have been met. The only revenue recognition criteria requiring judgment on these sales is assurance of collectability. We carefully evaluate creditworthiness of our customers before extending payment terms other than cash upfront, and historically we have not incurred significant losses for bad debt.
Revenue generated from long-term contracts, typically longer than six months in duration, is recognized on the percentage-of-completion method of accounting. Approximately 7% of our 2012 revenue was accounted for on this basis. There are significant estimates and judgments involved in recognizing revenue over the term of the contract. For that portion of our business accounted for on the percentage-of-completion method, we generally recognize revenue and cost of goods sold each period based upon the advancement of the work-in-progress. The percentage complete is determined based on the ratio of costs incurred to date to total estimated costs for the project. The percentage-of-completion method requires management to calculate reasonably dependable estimates of progress towards completion and total contract costs. Each period these long-term contracts are reevaluated and may result in upward or downward revisions in estimated total costs, which are accounted for in the period of the change to reflect a catch up adjustment for the cumulative impact from inception of the contract to date in the period of the revision. Whenever revisions of estimated contract costs and contract value indicates that the contract costs will exceed estimated revenue, thus creating a loss, a provision for the total estimated loss is recorded in that period.
Revenue from the rental of equipment or providing of services is recognized over the period when the asset is rented or services are rendered and collectability is reasonably assured. Rates for asset rental and service provision are priced on a per day, per man hour, or similar basis. There are typically delays in receiving some field tickets reporting utilization of equipment or personnel requiring us to make estimates for revenue recognition in the period. In the following period, these estimates are adjusted to actual field tickets received late.
Share-based compensation
We account for awards of share-based compensation at fair value on the date granted to employees and recognize the compensation expense in the financial statements over the requisite service period. Fair value of the share-based compensation was measured using the Black-Scholes model for most of the outstanding options and a binomial model for certain share-based compensation instruments issued by one of the legacy companies. These models require assumptions and estimates for inputs, especially the estimate of the volatility in the value of the underlying share price, that affect the resultant values and hence the amount of compensation expense recognized. As we do not have an extensive public trading history for our stock, we determine the estimate of volatility periodically based on the averages for the stocks of comparable publicly traded companies.
Inventories
Inventory, consisting of finished goods and materials and supplies held for resale, is carried at the lower of cost or market. We evaluate our inventories, based on an analysis of stocking levels, historical sales experience and future sales forecasts, to determine obsolete, slow-moving and excess inventory. While we have policies for calculating and recording reserves against inventory carrying values, we exercise judgment in establishing and applying these policies.

Business combinations, goodwill and other intangible assets
Goodwill acquired in connection with business combinations represents the excess of consideration over the fair value of net assets acquired. Certain assumptions and estimates are employed in determining the fair value of assets acquired, evaluating the fair value of liabilities assumed, as well as in determining the allocation of goodwill to the appropriate reporting unit. These estimates may be affected by factors such as changing market conditions, technological advances in the oil and natural gas industry or changes in regulations governing that industry. The most significant assumptions requiring the most judgment involve identifying and estimating the fair value of intangible assets and the associated useful lives for establishing amortization periods. To finalize purchase accounting for significant acquisitions, we utilize the services of independent valuation specialists to assist in the determination of the fair value of acquired intangible assets.
There are also significant judgments involved in estimating the value of any contingent purchase consideration, for example, additional cash or stock consideration to be earned based on the future results of the acquired business. The value of this potential additional consideration is required to be estimated and recorded as part of the purchase accounting for the acquisition in the period when the transaction is effective. Each quarter these estimates must be reevaluated based on actual results achieved and changes in circumstances, and the contingent consideration marked-to-market with any change in value reflected in profit and loss for the period.
For goodwill and intangible assets with indefinite lives, an assessment for impairment is performed annually or whenever an event indicating impairment may have occurred. We typically complete our annual impairment test for goodwill and other indefinite-lived intangibles using an assessment date of December 31. Goodwill is reviewed for impairment by comparing the carrying value of each reporting unit’s net assets, including allocated goodwill, to the estimated fair value of the reporting unit. As of December 31, 2012, we had six reporting units. We determine the fair value of our reporting units using a discounted cash flow approach. Determining the fair value of a reporting unit requires judgment and the use of significant estimates and assumptions. Such estimates and assumptions include revenue growth rates, future operating margins, the weighted average cost of capital, and future market conditions, among others. We believe that the estimates and assumptions used in our impairment assessments are reasonable. If the reporting unit’s carrying value is greater than its fair value, a second step is performed whereby the implied fair value of goodwill is estimated by allocating the fair value of the reporting unit in a hypothetical purchase price allocation analysis. We recognize a goodwill impairment charge for the amount by which the carrying value of goodwill exceeds its reassessed fair value. At December 31, 2012, we performed our annual impairment test on each of our reporting units and concluded that there had been no impairment because the estimated fair values of each of those reporting units substantially exceeded its carrying value.
In the third quarter of 2010, we implemented a change in accounting estimate to adjust the useful lives of certain of our customer relationship and distributor relationship intangible assets. This change resulted in an approximately $2.2 million reduction in the amortization expense in the year ended December 31, 2010, and an increase to net income of $1.4 million (or $0.03 per diluted share). We extended the useful lives of these intangible assets based on positive changes in customer attrition rates and due to several factors pursuant to the Combination which further strengthen these relationships.
Income taxes
We follow the liability method of accounting for income taxes. Under this method, deferred income tax assets and liabilities are determined based upon temporary differences between the carrying amounts and tax bases of our assets and liabilities at the balance sheet date, and are measured using enacted tax rates and laws that will be in effect when the differences are expected to reverse. We record a valuation reserve whenever management believes that it is more likely than not that any deferred tax asset will not be realized. We must apply judgment in assessing the realizability of deferred tax assets, including estimating our future taxable income, to predict whether a future cash tax reduction will be realized from the deferred tax asset. Any changes in the valuation allowance due to changes in circumstances and estimates are recognized in income tax expense in the period the change occurs.
The accounting guidance for income taxes requires that we recognize the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. If a tax position meets the "more likely than not" recognition criteria, the accounting guidance requires the tax position be measured at the largest amount of benefit greater than 50% likely of being realized upon ultimate settlement. If management determines that likelihood of sustaining the realization of the tax benefit is less than or equal to 50%, then the tax benefit is not recognized in the financial statements.
We have operations in countries other than the United States. Consequently, we are subject to the jurisdiction of a number of taxing authorities. The final determination of tax liabilities involves the interpretation of local tax laws, tax treaties, and related authorities in each jurisdiction. Changes in the operating environment, including changes in tax law or interpretation of tax law and currency repatriation controls, could impact the determination of our tax liabilities for a given tax year.
Property and equipment
Property and equipment is stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method based on the estimated useful lives of assets, generally 3 to 20 years. We have established standard lives for certain classes of assets.
We review long-lived assets for potential impairment whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable. In performing the review for impairment, future cash flows expected to result from the use of the asset and its eventual disposal are estimated. If the undiscounted future cash flows are less than the carrying amount of the assets, the asset is impaired. The amount of the impairment is measured as the difference between the carrying value and the estimated fair value of the asset. The fair value is determined either through the use of an external valuation, or by means of an analysis of discounted future cash flows based on expected utilization. The impairment loss recognized represents the excess of the assets carrying value as compared to its estimated fair value.
Effective January 1, 2010, we implemented a change in accounting estimate to adjust the useful lives of marine electronic survey equipment held for rent. This change resulted in an approximately $3.2 million reduction in the depreciation expense in the year ended December 31, 2010, an increase to net income of $2.1 million (or $0.04 per diluted share). We extended the useful lives of these long-lived assets based on our review of their historical service lives, technological improvements in the assets and proven longer useful mechanical and technical lives.
Recognition of provisions for contingencies
In the ordinary course of business, we are subject to various claims, suits and complaints. We, in consultation with internal and external advisors, will provide for a contingent loss in the consolidated financial statements if it is probable that a liability has been incurred at the date of the consolidated financial statements and the amount can be reasonably estimated. If it is determined that the reasonable estimate of the loss is a range and that there is no best estimate within the range, provision will be made for the lower amount of the range. Legal costs are expensed as incurred.
An assessment is made of the areas where potential claims may arise under the contract warranty clauses. Where a specific risk is identified and the potential for a claim is assessed as probable and can be reasonably estimated, an appropriate warranty provision is recorded. Warranty provisions are eliminated at the end of the warranty period except where warranty claims are still outstanding. The liability for product warranty is included in other accrued liabilities on the consolidated balance sheet.
Recent accounting pronouncements
In May 2011, the Financial Accounting Standards Board ("FASB") expanded the fair value measurements and disclosures guidance related to items marked to fair value that are categorized within Level 3 of the fair value hierarchy to include qualitative explanations of the valuation methodology used and sensitivity analysis of the valuation inputs. The amendment also requires entities to disclose the level in the fair value hierarchy for items that are not measured at fair value, but for which the fair value is disclosed. This guidance was adopted by the Company for the fiscal year beginning on January 1, 2012.
In June 2011, the FASB issued an update to Accounting Standards Codification 220, Presentation of Comprehensive Income. This Accounting Standards Update ("ASU") provides that an entity that reports items of other comprehensive income has the option to present comprehensive income in either (1) a single statement that presents the components of net income and total net income, the components of other comprehensive income and total other comprehensive income, and a total for comprehensive income; or (2) a two-statement approach, which presents the components of net income and total net income in a first statement, immediately followed by a financial statement that presents the components of other comprehensive income, a total for other comprehensive income, and a total for comprehensive income. The option in current GAAP that permits the presentation of other comprehensive income in the statement of changes in equity was eliminated. For the fiscal year beginning January 1, 2012, the Company adopted the guidance and began presenting comprehensive income in a single statement. The guidance was applied retrospectively.
In July 2012, the FASB amended the Intangibles - Goodwill and Other Topic of the ASC that allows us to make a qualitative assessment of whether it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount. If, after assessing the relevant information, we determine it is more likely than not that the fair value is more than the carrying amount, no additional work is necessary. If we determine it is more likely than not that the fair value is less than the carrying amount, then we are required to proceed to the quantitative approach. The amended guidance is effective for us in the annual test in the fourth quarter of 2013 and adoption is not expected to impact consolidated financial condition or results of operations.
Cautionary note regarding forward-looking statements
This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. These forward-looking statements are subject to a number of risks and uncertainties, many of which are beyond the Company's control. All statements, other than statements of historical fact, included in this Annual Report on Form 10-K regarding our strategy, future operations, financial position, estimated revenues and losses, projected costs, prospects, plans and objectives of management are forward-looking statements. When used in this Annual Report on Form 10-K, the words "could," "believe," "anticipate," "intend," "estimate," "expect," "may," "continue," "predict," "potential," "project" and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words.
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
•the continued influence of SCF;
•the ability to establish and maintain effective internal control over financial reporting;
•the ability to operate effectively as a publicly traded company;
•financial strategy, budget, projections and operating results;
•uncertainty regarding our future operating results; and
•plans, objectives, expectations and intentions contained in this report that are not historical.

All forward-looking statements speak only as of the date of this Annual Report on Form 10-K. We disclaim any obligation to update or revise these statements unless required by law, and you should not place undue reliance on these forward-looking statements. Although we believe that our plans, intentions and expectations reflected in or suggested by the forward-looking statements we make in this Annual Report on Form 10-K are reasonable, we can give no assurance that these plans, intentions or expectations will be achieved. We disclose important factors that could cause our actual results to differ materially from our expectations in "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Annual Report on Form 10-K. These cautionary statements qualify all forward-looking statements attributable to us or persons acting on our behalf.

Item 7A. Quantitative and qualitative disclosures about market risk
We are currently exposed to market risk from changes in foreign currency and changes in interest rates. From time to time, we may enter into derivative financial instrument transactions to manage or reduce our market risk, but we do not enter into derivative transactions for speculative purposes. A discussion of our market risk exposure in financial instruments follows.
Non-U.S. currency exchange rates
In certain regions, we conduct our business in currencies other than the U.S. dollar and the functional currency is the applicable local currency. We operate primarily in the U.S., Canadian and UK markets, and as a result our primary exposure to fluctuations in currency exchange rates relates to fluctuations between the U.S. dollar and each of the Canadian dollar, the British pound sterling, and, to a lesser degree, the Mexican Peso, the Euro and the Singapore dollar. In countries in which we operate in the local currency, the effects of currency fluctuations are largely mitigated because local expenses of such operations are also generally denominated in the local currency. There may be instances, however, in which costs and revenue will not be matched with respect to currency denomination and we may experience economic loss and a negative impact on earnings or net assets solely as a result of foreign currency exchange rate fluctuations. To the extent that we continue our expansion on a global basis, management expects that increasing portions of revenue, costs, assets and liabilities will be subject to fluctuations in foreign currency valuations.
Assets and liabilities for which the functional currency is the local currency are translated using the exchange rates in effect at the balance sheet date, resulting in translation adjustments that are reflected as accumulated other comprehensive income in the stockholders’ equity section on our consolidated balance sheet. We recorded $15.9 million in net foreign currency translation gain, net of tax, that are included in other comprehensive income for the year ended December 31, 2012 to reflect the net impact of the general strengthening of other applicable currencies against the U.S. dollar, most of which reflected the relative strengthening of the Canadian dollar and the British pound sterling.
Interest rates
We are subject to interest rate risk on our floating interest rate borrowings. Floating rate debt, where the interest rate fluctuates periodically, exposes us to short-term changes in market interest rates.
While all of the long-term debt outstanding under our Credit Facility is structured on floating interest rate terms, approximately 82% of our long-term debt outstanding as of December 31, 2012 was effectively subject to fully floating interest rate terms after giving effect to derivative hedging arrangements. A one percentage point increase in the interest rates on our long-term debt outstanding under our Credit Facility and term loan as of December 31, 2012 would cause a $3.4 million pre-tax annual increase in interest expense.
Hedging and use of derivative instruments
We utilize interest rate derivative instruments to hedge our exposure to variable cash flows on a portion of our floating rate debt (i.e., cash flow hedges). These instruments are not used for trading or speculative purposes. We record the fair value of these interest rate derivative instruments on our balance sheet as either derivative assets or derivative liabilities, as applicable.
At December 31, 2012, the notional amount of swaps of $75.0 million were not identified and designated for hedge accounting at inception. These swaps expire in August 2013 and have a fixed rate of 1.83%. These derivatives are recorded at fair value, which is measured using the market approach valuation technique. At December 31, 2012, the fair value of all swap agreements was recorded as a current liability of $0.7 million. At December 31, 2011, the fair value of all swap agreements, some of which have now expired, was recorded as a current and long-term liability of $0.2 million and $1.6 million, respectively. Related to these swaps, we recorded $1.1 million and $0.4 million of interest expense in the year ended December 31, 2012 and 2011, respectively.
The counterparties to our interest rate derivative instruments are major international financial institutions with investment grade credit ratings.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Forum Energy Technologies, Inc.
In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of comprehensive income, of changes in shareholders' equity, and of cash flows present fairly, in all material respects, the financial position of Forum Energy Technologies, Inc. and subsidiaries (the "Company") at December 31, 2012 and December 31, 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
As discussed in Note 1 to the consolidated financial statements, on August 2, 2010 the Company completed the combination of the Company with FOT, Allied, Subsea, Triton and Global Flow Technologies, Inc. Prior to the combination, all of the companies were under the common control of three private equity funds with the same sponsor.

/s/ PricewaterhouseCoopers LLP
Houston, Texas
March 5, 2013

Forum Energy Technologies, Inc. and subsidiaries
Consolidated statements of comprehensive income

	Year ended December 31,
(in thousands, except per share information)	2012	2011	2010
Net sales	$1,414,933	$1,128,131	$747,335
Cost of sales	951,876	765,670	533,078
Gross profit	463,057	362,461	214,257
Operating expenses
Selling, general and administrative expenses	225,268	186,774	141,441
Contingent consideration expense (benefit)	(4,568)	12,100	—
Impairment of intangible assets	1,161	—	—
Transaction expenses	1,751	3,608	—
(Gain) loss on sale of assets	(1,435)	(634)	(461)
Total operating expenses	222,177	201,848	140,980
Operating income	240,880	160,613	73,277
Other expense (income)
Expenses related to the Combination	—	—	6,968
Deferred loan costs written off	—	—	6,082
Interest expense	16,372	19,532	18,189
Other, net	1,713	378	(2,308)
Total other expense	18,085	19,910	28,931
Income before income taxes	222,795	140,703	44,346
Provision for income tax expense	71,265	47,110	20,297
Net income	151,530	93,593	24,049
Less: Income attributable to noncontrolling interest	74	251	111
Net income attributable to common stockholders	151,456	93,342	23,938

Weighted average shares outstanding
Basic	80,111	63,270	53,798
Diluted	86,937	67,488	54,316
Earnings per share
Basic	$1.89	$1.48	$0.44
Diluted	$1.74	$1.38	$0.44

Other comprehensive income, net of tax:
Net income	151,530	93,593	24,049
Change in foreign currency translation, net of tax of $0	15,887	(5,094)	(6,313)
Gain on derivative instruments, net of tax of $0, $768, and $732	—	1,426	1,360
Comprehensive income	167,417	89,925	19,096
Less: comprehensive (income) loss attributable to noncontrolling interests	(44)	(85)	(113)
Comprehensive income attributable to common stockholders	$167,373	$89,840	$18,983
The accompanying notes are an integral part of these consolidated financial statements.

Forum Energy Technologies, Inc. and subsidiaries
Consolidated balance sheets

(in thousands, except share information)	December 31, 2012	December 31, 2011
Assets
Current assets
Cash and cash equivalents	$41,063	$20,548
Accounts receivable—trade, net	228,947	228,686
Inventories	455,129	324,638
Prepaid expenses and other current assets	12,744	14,372
Costs and estimated profits in excess of billings	6,551	11,706
Deferred income taxes, net	30,443	18,636
Total current assets	774,877	618,586
Property and equipment, net of accumulated depreciation	152,983	124,840
Deferred financing costs, net	8,045	10,131
Intangibles	257,419	241,314
Goodwill	695,799	600,827
Other long-term assets	3,857	11,617
Total assets	$1,892,980	$1,607,315
Liabilities and equity
Current liabilities
Current portion of long-term debt and capital lease obligations	$20,504	$5,176
Accounts payable—trade	98,990	97,642
Accrued liabilities	93,701	92,251
Contingent consideration liability	15,664	41,800
Deferred revenue	33,720	12,692
Billings in excess of costs and profits recognized	17,582	4,906
Derivative instruments	714	185
Total current liabilities	280,875	254,652
Long-term debt, net of current portion	400,201	660,379
Deferred income taxes, net	49,749	35,103
Derivative instruments	—	1,588
Other long-term liabilities	—	461
Total liabilities	730,825	952,183
Commitments and contingencies
Equity
Common stock, $0.01 par value, 296,000,000 shares authorized, 87,543,173 and 67,944,025 shares issued	875	679
Additional paid-in capital	764,635	424,466
Treasury stock at cost, 3,377,599 and 3,374,770 shares	(25,933)	(25,877)
Warrants	26,394	27,097
Retained earnings	395,601	244,145
Accumulated other comprehensive loss	(100)	(16,017)
Total stockholders’ equity	1,161,472	654,493
Noncontrolling interest in subsidiary	683	639
Total equity	1,162,155	655,132
Total liabilities and equity	$1,892,980	$1,607,315
The accompanying notes are an integral part of these consolidated financial statements.

Forum Energy Technologies, Inc. and subsidiaries
Consolidated statements of cash flows

	Year ended December 31,
(in thousands, except share information)	2012	2011	2010
Cash flows from operating activities
Net income	$151,530	$93,593	$24,049
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation expense	31,458	26,245	21,889
Amortization of intangible assets	20,346	14,530	11,327
Share-based compensation expense	8,179	5,156	5,136
Payment of contingent consideration included in operating expense	(7,127)	—	—
Change in contingent consideration	(4,568)	12,100	—
Impairment of intangible assets	1,161	—	—
Deferred income taxes	(6,349)	(1,482)	(1,178)
Deferred loan costs written off	—	—	6,082
Other	2,108	4,300	2,998
Changes in operating assets and liabilities
Accounts receivable—trade	12,872	(62,350)	(13,132)
Inventories	(100,268)	(90,634)	(5,745)
Prepaid expenses and other current assets	15,636	(10,477)	2,278
Cost and estimated profit in excess of billings	5,403	(5,210)	2,550
Accounts payable, deferred revenue and other accrued liabilities	(4,781)	56,256	14,167
Billings in excess of costs and estimated profits earned	12,341	(2,752)	(4,440)
Net cash provided by operating activities	$137,941	$39,275	$65,981
Cash flows from investing activities
Acquisition of businesses, net of cash acquired	(139,889)	(509,857)	—
Capital expenditures for property and equipment	(49,685)	(41,163)	(19,624)
Proceeds from sale of property and equipment and other	5,226	1,062	670
Capitalized costs related to patents	(175)	(156)	(262)
Net cash (used in) investing activities	$(184,523)	$(550,114)	$(19,216)
Cash flows from financing activities
Borrowings due to acquisitions	139,889	509,857	—
Borrowings on long-term debt	63,397	10,490	323,916
Repayment of long-term debt	(454,019)	(61,973)	(407,360)
Proceeds of IPO, net of offering costs	256,381	—	—
Proceeds from concurrent private placement	50,000	—	—
Payment of contingent consideration accrued at acquisition	(11,100)	—	—
Purchased stock due to the Combination	—	—	(3,327)
Repurchases of stock	(56)	(54)	(25,162)
Excess tax benefits from stock based compensation	7,337	1,027	38
Proceeds from stock issuance	14,432	57,046	64,928
Payment of capital lease obligation	(464)	(310)	(627)
Deferred financing costs	(15)	(5,935)	(6,671)
Net cash provided by (used in) financing activities	$65,782	$510,148	$(54,265)
Effect of exchange rate changes on cash	1,315	891	954
Net increase (decrease) in cash and cash equivalents	20,515	200	(6,546)
Cash and cash equivalents
Beginning of period	20,548	20,348	26,894
End of period	$41,063	$20,548	$20,348
Supplemental cash flow disclosures
Interest paid	15,224	17,700	14,219
Income taxes paid	59,439	29,127	25,009
Noncash investing and financing activities
Insurance policy financed through notes payable	$6,348	$1,717	$3,809
Payment of contingent consideration via stock	3,341	—	—
Acquisition via contingent consideration and stock	—	68,754	—
The accompanying notes are an integral part of these consolidated financial statements.

Forum Energy Technologies, Inc. and subsidiaries
Consolidated statements of changes in stockholders’ equity

	Preferred Shares		Triton Series A and B		Common Stock		Additional paid in capital	Treasury stock	Warrants	Retained earnings	Accumulated other comprehensive income / (loss)	Total common Stockholders’ equity	Non controlling Interest	Total Equity
	Shares	Amount	Shares	Amount	Shares	Amount
											(in thousands of dollars, except share information)
Balance at December 31, 2009	69,055	62	39,967	2,064	48,739,730	$487	$280,670	$(661)	$—	$126,865	$(7,560)	$401,927	$441	$402,368
Issuance of common stock	—	—	—	—	357,901	3	2,747	—	—	—	—	2,750	—	2,750
Issuance of restricted stock	—	—	—	—	189,773	2	—	—	—	—	—	2	—	2
Repurchase of stock	—	—	—	—	(114,959)	(1)	(838)	(166)	—	—	—	(1,005)	—	(1,005)
Exercise of stock options	—	—	—	—	18,500	—	50	—	—	—	—	50	—	50
Stock based compensation expense	—	—	—	403	—	—	4,733	—	—	—	—	5,136	—	5,136
Excess tax benefits	—	—	—	—	—	—	38	—	—	—	—	38	—	38
Items related to the Combination:	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Issuance of common stock	—	—	—	—	8,085,832	81	62,045	—	—	—	—	62,126	—	62,126
Purchase of stock related to the conversion of shares	(69,055)	(62)	(39,967)	(2,467)	263,921	3	38	—	—	—	—	(2,488)	—	(2,488)
Purchase of stock related to the tender offer at the time of the combination	—	—	—	—	—	—	—	(24,996)	—	—	—	(24,996)	—	(24,996)
Issuance of warrants	—	—	—	—	—	—	(7,825)	—	7,825	—	—	—	—	—
Currency translation adjustment	—	—	—	—	—	—	—	—	—	—	(6,315)	(6,315)	2	(6,313)
Change related to derivative liabilities, net of tax	—	—	—	—	—	—	—	—	—	—	1,360	1,360	—	1,360
Net income	—	—	—	—	—	—	—	—	—	23,938	—	23,938	111	24,049
Balance at December 31, 2010	—	$—	—	$—	57,540,698	$575	$341,658	$(25,823)	$7,825	$150,803	$(12,515)	$462,523	$554	$463,077
Issuance of common stock	—	—	—	—	6,513,073	65	54,046	—	—	—	—	54,111	—	54,111
Issuance of stock related to acquisitions	—	—	—	—	3,418,652	34	38,921	—	—	—	—	38,955	—	38,955
Issuance of restricted stock	—	—	—	—	66,230	—	—	—	—	—	—	—	—	—
Restricted stock purchase	—	—	—	—	150,775	2	1,608	—	—	—	—	1,610	—	1,610
Exercise of stock options	—	—	—	—	263,477	3	1,297	—	—	—	—	1,300	—	1,300
Stock based compensation expense	—	—	—	—	—	—	5,156	—	—	—	—	5,156	—	5,156
Restricted stock withheld	—	—	—	—	(12,025)	—	—	(54)	—	—	—	(54)	—	(54)
Warrant issuance	—	—	—	—	—	—	(19,278)	—	19,278	—	—	—	—	—
Exercise of warrants	—	—	—	—	3,145	—	31		(6)	—	—	25	—	25
Excess tax benefits	—	—	—	—	—	—	1,027	—	—	—	—	1,027	—	1,027
Currency translation adjustment	—	—	—	—	—	—	—	—	—	—	(4,928)	(4,928)	(166)	(5,094)
Change related to derivative liabilities, net of tax	—	—	—	—	—	—	—	—	—	—	1,426	1,426	—	1,426
Net income	—	—	—	—	—	—	—	—	—	$93,342	$—	93,342	251	93,593
Balance at December 31, 2011	—	$—	—	$—	67,944,025	$679	$424,466	$(25,877)	$27,097	$244,145	$(16,017)	$654,493	$639	$655,132
	Preferred Shares		Triton Series A and B		Common Stock		Additional paid in capital	Treasury stock	Warrants	Retained earnings	Accumulated other comprehensive income / (loss)	Total common Stockholders’ equity	Non controlling Interest	Total Equity
	Shares	Amount	Shares	Amount	Shares	Amount
											(in thousands of dollars, except share information)
Stock issuance	—	—	—	—	30,821	—	499	—	—	—	—	499	—	499
Issuance of stock upon IPO, net of offering costs	—	—	—	—	13,889,470	139	256,242	—	—	—	—	256,381	—	256,381
Issuance of stock upon concurrent private placement	—	—	—	—	2,666,666	27	49,973	—	—	—	—	50,000	—	50,000
Restricted stock issuance	—	—	—	—	869,826	9	(9)	—	—	—	—	—	—	—
Stock based compensation expense	—	—	—	—	—	—	8,179	—	—	—	—	8,179	—	8,179
Exercised stock options	—	—	—	—	1,573,268	16	10,726	—	—	—	—	10,742	—	10,742
Exercise of warrants	—	—	—	—	363,044	3	3,883	—	(703)	—	—	3,183	—	3,183
Treasury stock	—	—	—	—	—	—	—	(56)	—	—	—	(56)	—	(56)
Excess tax benefits	—	—	—	—	—	—	7,337	—	—	—	—	7,337	—	7,337
Equity related to contingent consideration	—	—	—	—	206,053	2	3,339	—	—	—	—	3,341	—	3,341
Currency translation adjustment	—	—	—	—	—	—	—	—	—	—	15,917	15,917	(30)	15,887
Net income	—	—	—	—	—	—	—	—	—	151,456	—	151,456	74	151,530
Balance at December 31, 2012	—	—	—	—	87,543,173	$875	$764,635	$(25,933)	$26,394	$395,601	$(100)	$1,161,472	$683	$1,162,155
The accompanying notes are an integral part of these consolidated financial statements.

Forum Energy Technologies, Inc. and subsidiaries
Notes to consolidated financial statements
1. Nature of operations
Forum Energy Technologies, Inc. (the "Company"), a Delaware corporation, is a global oilfield products company, serving the subsea, drilling, completion, production and infrastructure sectors of the oil and natural gas industry. The Company designs and manufactures products, and engages in aftermarket services, parts supply and related services that complement the Company’s product offering.
On August 2, 2010, the Company completed the combination (the "Combination") of Forum Oilfield Technologies, Inc. ("FOT"), Global Flow Technologies, Inc. ("Global Flow"), Triton Group Holdings, LLC ("Triton"), Allied Production Services, Inc. ("Allied"), and Subsea Services International, Inc. ("Subsea") pursuant to which each company's shareholders, other than FOT, exchanged all of their common stock for the common stock of FOT. In conjunction with the Combination, FOT changed its name to Forum Energy Technologies, Inc. After the completion of the Combination, the Company's common stock was owned by three private equity funds with the same sponsor, certain current and former employees and directors of the Company, and former owners of previously acquired companies.
On April 17, 2012, the Company closed its initial public offering (the "IPO") pursuant to which the Company sold 13,889,470 shares of common stock and the selling stockholders sold 7,900,000 shares of common stock, including 2,842,104 shares of common stock pursuant to the underwriters' option to purchase additional shares, each at an offering price of $20.00 per share, all issued at par value. After deducting estimated expenses and underwriting discounts, the Company and the selling stockholders received net proceeds of approximately $256.4 million and $147.2 million, respectively. The Company did not receive any proceeds from the sale of common stock by the selling stockholders. Concurrently with the closing of the IPO, the Company sold 2,666,666 shares of common stock in a private placement to Tinicum L.P. ("Tinicum"), a private equity fund, for net proceeds of $50.0 million. The Company used all of the net proceeds from the IPO and concurrent private placement to repay a portion of the outstanding borrowings under the revolving portion of the Company's senior secured credit facility ("Credit Facility"). The Company's common shares are listed on the New York Stock Exchange under the symbol "FET."
2. Summary of significant accounting policies
Basis of presentation
The accompanying consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP").
Stock Split
On March 28, 2012, the Company effected a 37-for-1 stock split of its outstanding shares of common stock. All applicable share and per-share amounts in the consolidated financial statements and related disclosures have been retroactively adjusted to reflect this stock split.
Principles of consolidation
The consolidated financial statements include the accounts of the Company and its wholly and majority owned subsidiaries after elimination of intercompany balances and transactions. Noncontrolling interest principally represents ownership by others of the equity in our consolidated majority owned South African subsidiary.
Reclassifications
Certain reclassifications have been made in prior period financial statements to conform with the current period presentation. Reclassifications have no impact on the Company’s financial position, results of operations or cash flows.
Use of estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.
In the preparation of these consolidated financial statements, estimates and assumptions have been made by management including costs to complete contracts, an assessment of percentage of completion of projects, the selection of useful lives of tangible and intangible assets, fair value of reporting units used for goodwill impairment

Forum Energy Technologies, Inc. and subsidiaries
Notes to consolidated financial statements (continued)

testing, expected future cash flows from long lived assets to support impairment tests, provisions necessary for trade receivables and income tax contingencies. Actual results could differ from these estimates.
The financial reporting of contracts depends on estimates, which are assessed continually during the term of those contracts. Recognized revenues and income are subject to revisions as the contract progresses to completion and changes in estimates are reflected in the period in which the facts that give rise to the revisions become known. Additional information that enhances and refines the estimating process that is obtained after the balance sheet date, but before issuance of the financial statements is reflected in the financial statements.
Cash and cash equivalents
Cash and cash equivalents consist of cash on deposit and high quality, short term money market instruments with an original maturity of three months or less. Cash equivalents are stated at cost plus accrued interest, which approximates fair value.
Accounts receivable-trade
Trade accounts receivables are carried at their estimated collectible amounts. Trade credit is generally extended on a short-term basis; thus receivables do not bear interest, although a finance charge may be applied to amounts past due. The Company maintains an allowance for doubtful accounts for estimated losses that may result from the inability of its customers to make required payments. Such allowances are based upon several factors including, but not limited to, credit approval practices, industry and customer historical experience as well as the current and projected financial condition of the specific customer. Accounts receivable outstanding longer than contractual terms are considered past due. The Company writes off accounts receivable to the allowance for doubtful accounts when they become uncollectible. Any payments subsequently received on receivables previously written off are credited to bad debt expense.
The change in amounts of the allowance for doubtful accounts during the three year period ended December 31, 2012 is as follows (in thousands):

Period ended	Balance at beginning of period	Charged to expense	Deductions or other	Balance at end of period
December 31, 2010	$3,851	$955	$(681)	$4,125
December 31, 2011	4,125	2,867	(1,197)	5,795
December 31, 2012	5,795	2,115	(2,019)	5,891
Inventories
Inventory consisting of finished goods and materials and supplies held for resale is carried at the lower of cost or market. For certain operations, cost, which includes the cost of raw materials and labor for finished goods, is determined on a first-in first-out basis. For other operations, this cost is determined on an average cost basis. Market means current replacement cost except that (1) market should not exceed net realizable value and (2) market should not be less than net realizable value reduced by an allowance for a normal profit margin. The Company continuously evaluates inventories, based on an analysis of inventory levels, historical sales experience and future sales forecasts, to determine obsolete, slow-moving and excess inventory. Adjustments to reduce such inventory to its estimated recoverable value have been recorded by management.
Property and equipment
Property and equipment are stated at cost less accumulated depreciation. Equipment held under capital leases are stated at the present value of minimum lease payments. Expenditures for property and equipment and for items which substantially increase the useful lives of existing assets are capitalized at cost and depreciated over their estimated useful life utilizing the straight-line method. Routine expenditures for repairs and maintenance are expensed as incurred. Depreciation is computed using the straight-line method based on the estimated useful lives of assets, generally three to twenty years. Plant and equipment held under capital leases are amortized straight-line over the shorter of the lease term or estimated useful life of the asset. Gains or losses resulting from the disposition of assets are recognized in income, and the related asset cost and accumulated depreciation are removed from the accounts. Assets acquired in connection with business combinations are recorded at fair value.

Forum Energy Technologies, Inc. and subsidiaries
Notes to consolidated financial statements (continued)

Rental equipment consists of equipment leased to customers under operating leases. Rental equipment is recorded at cost and depreciated using the straight-line method over the estimated useful life of three to ten years.
Effective January 1, 2010, we implemented a change in accounting estimate to adjust the useful life of marine electronic survey equipment. This change resulted in an approximately $3.2 million reduction in the depreciation expense in the year ended December 31, 2010, an increase to net income of $2.1 million (or $0.04 per diluted share). The Company extended the useful lives of these long-lived assets based on its review of the historical service lives, technological improvements in the assets and proven longer useful mechanical and technical lives.
The Company reviews long-lived assets for potential impairment whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable. In performing the review for impairment, future cash flows expected to result from the use of the asset and its eventual disposal are estimated. If the undiscounted future cash flows are less than the carrying amount of the assets, the asset is impaired. The amount of the impairment is measured as the difference between the carrying value and the estimated fair value of the asset. The fair value is determined either through the use of an external valuation, or by means of an analysis of discounted future cash flows based on expected utilization. The impairment loss recognized represents the excess of the assets carrying value as compared to its estimated fair value. For the years ended December 31, 2012, 2011 and 2010, no impairments were recorded.
To the extent that asset retirement obligations are incurred, the Company records the fair value of an asset retirement obligation as a liability in the period in which the associated legal obligation is incurred. The fair values of these obligations are recorded as liabilities on a discounted basis. The costs associated with these liabilities are capitalized as part of the related assets and depreciated. Over time, the liabilities are accreted for any change in their present value. Asset retirement obligations as of December 31, 2012, 2011 and 2010 are not significant.
Goodwill and intangible assets
For goodwill and intangible assets with indefinite lives, an assessment for impairment is performed annually or whenever an event indicating impairment may have occurred. The Company completes its annual impairment test for goodwill and other indefinite-lived intangibles using an assessment date of December 31. Goodwill is reviewed for impairment by comparing the carrying value of each reporting unit’s net assets (including allocated goodwill) to the fair value of the reporting unit. The Company has six reporting units. The fair value of the reporting units is determined using a discounted cash flow approach. Determining the fair value of a reporting unit requires judgment and the use of significant estimates and assumptions. Such estimates and assumptions include revenue growth rates, operating margins, weighted average costs of capital and future market conditions, among others. The Company believes that the estimates and assumptions used in impairment assessments are reasonable. If the reporting unit’s carrying value is greater than its fair value, a second step is performed whereby the implied fair value of goodwill is estimated by allocating the fair value of the reporting unit in a hypothetical purchase price allocation analysis. The Company recognizes a goodwill impairment charge for the amount by which the carrying value of goodwill exceeds its fair value. The impairment test is a fair value test which includes assumptions such as growth and discount rates. Any impairment losses are reflected in operating income. In 2012, 2011 and 2010, no impairment losses were recorded as the estimated fair values of each reporting unit substantially exceeded its carrying value.
Intangible assets with definite lives comprised of customer and distributor relationships, non-compete agreements, and patents are amortized on a straight-line basis over the life of the intangible asset, generally three to seventeen years. These assets are tested for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. No impairments to intangible assets were recorded in 2011 and 2010. During the year ended December 31, 2012, an impairment loss of $1.2 million was recorded on certain intangible assets resulting from a lack of business and orders related to a specific service line within the Production & Infrastructure segment. Refer to Note 6, Goodwill and intangible assets, for further discussion.
In the third quarter 2010, the Company implemented a change in accounting estimate to adjust the useful lives of certain of customer relationship and distributor relationship intangible assets. This change resulted in a $2.2 million reduction in amortization expense in the year ended December 31, 2010, an increase to net income of $1.4 million (or $0.03 per diluted share). The Company extended the useful lives of these intangible assets based on positive changes in customer attrition rates and due to several factors pursuant to the Combination, which would further strengthen these relationships.

Forum Energy Technologies, Inc. and subsidiaries
Notes to consolidated financial statements (continued)

Recognition of provisions for contingencies
In the ordinary course of business, the Company is subject to various claims, suits and complaints. The Company, in consultation with internal and external advisors, will provide for a contingent loss in the consolidated financial statements if it is probable that a liability has been incurred at the date of the consolidated financial statements and the amount can be reasonably estimated. If it is determined that the reasonable estimate of the loss is a range and that there is no best estimate within the range, provision will be made for the lower amount of the range. Legal costs are expensed as incurred.
An assessment is made of the areas where potential claims may arise under the contract warranty clauses. Where a specific risk is identified and the potential for a claim is assessed as probable and can be reasonably estimated, an appropriate warranty provision is recorded. Warranty provisions are eliminated at the end of the warranty period except where warranty claims are still outstanding. The liability for product warranty is included in other accrued liabilities on the consolidated balance sheet.
Changes in the Company’s warranty liability were as follows (in thousands):

Period ended	Balance at beginning of period	Charged to expense	Deductions or other	Balance at end of period
December 31, 2010	$5,481	$2,281	$(1,054)	$6,708
December 31, 2011	6,708	1,232	(3,026)	4,914
December 31, 2012	4,914	2,083	(3,220)	3,777
Revenue recognition and deferred revenue
Revenue is recognized when all of the following criteria have been met: (a) persuasive evidence of an arrangement exists, (b) delivery of the equipment has occurred or services have been rendered, (c) the price of the product or service is fixed and determinable and (d) collectability is reasonably assured. Revenue from product sales, including shipping costs, is recognized as title passes to the customer, which generally occurs when items are shipped from the Company’s facilities. Revenue from services is recognized when the service is completed to the customer’s specifications.
Customers are sometimes billed in advance of services performed or products manufactured, and the Company recognizes the associated liability as deferred revenue.
Revenue generated from long-term contracts typically longer than six months in duration are recognized on the percentage-of-completion method of accounting. The Company recognizes revenue and cost of goods sold each period based upon the advancement of the work-in-progress unless the stage of completion is insufficient to enable a reasonably certain forecast of profit to be established. In such cases, no profit is recognized during the period. The percentage-of-completion is calculated based on the ratio of costs incurred to-date to total estimated costs, taking into account the level of completion. The percentage-of-completion method requires management to calculate reasonably dependable estimates of progress toward completion of contract revenues and contract costs. Whenever revisions of estimated contract costs and contract values indicate that the contract costs will exceed estimated revenues, thus creating a loss, a provision for the total estimated loss is recorded in that period.
Primarily related to the remotely operated vehicles ("ROVs"), which may take longer to manufacture, accounting estimates during the course of the project may change. The effect of such a change, which can be upward as well as downward, is accounted for in the period of change and the cumulative income recognized to date is adjusted to reflect the latest estimates. These revisions to estimates are accounted for on a prospective basis.
On a contract by contract basis, cost and profit in excess of billings represents the cumulative revenue recognized less the cumulative billings to the customer. Similarly, billings in excess of costs and profits represents the cumulative billings to the customer less the cumulative revenue recognized.
Revenue from the rental of equipment or providing of services is recognized over the period when the asset is rented or services are rendered and collectability is reasonably assured. Rates for asset rental and service provision are priced on a per day, per man hour, or similar basis.

Forum Energy Technologies, Inc. and subsidiaries
Notes to consolidated financial statements (continued)

Concentration of credit risk
Financial instruments which potentially subject the Company to credit risk include trade accounts receivable. Trade accounts receivable consist of uncollateralized receivables from domestic and internationally based customers. For the years ended December 31, 2012, 2011 and 2010, no one customer accounted for 10% or more of the total revenue or 10% or more of the total accounts receivable balance at the end of the respective period.
Share-based compensation
The Company measures all share-based compensation awards at fair value on the date they are granted to employees, directors and consultants, and recognizes compensation cost in its financial statements over the requisite service period. Compensation expense is recorded for restricted stock and restricted stock units over the applicable vesting period based on the fair market value of the stock or units on the date of grant. Options are issued with an exercise price equal to the fair market value of the stock on the date of grant. Compensation expense for stock options is recognized over the period of the underlying option's vesting schedule. Consideration paid on the exercise of stock options is credited to share capital and additional paid-in capital.
Fair value of the share-based compensation is measured by use of the Black-Scholes model for most of the outstanding options and a Binomial model for certain legacy share-based compensation instruments issued by Triton. The following sections address the assumptions used related to the Black-Scholes pricing model.
Expected life
The expected term of stock options represents the period the stock options are expected to remain outstanding and is based on the simplified method, which is the weighted average vesting term plus the original contractual term divided by two. The Company uses the simplified method due to a lack of sufficient historical share option exercise experience upon which to estimate an expected term.
Expected volatility
Expected volatility measures the amount that a stock price has fluctuated or is expected to fluctuate during a period. As the Company does not have an extensive public trading history for its stock, volatility is based on an analysis of historical volatility of comparable companies.
Dividend yield
The Company has never declared or paid any cash dividends and does not plan to pay cash dividends in the foreseeable future. Therefore, a zero expected dividend yield was used in the valuation model.
Risk-free interest rate
The risk-free interest rate is based on United States Treasury zero-coupon issues with remaining terms similar to the expected term on the options.
Forfeitures
The Company estimates forfeitures at the time of grant and revises those estimates in subsequent periods if actual forfeitures differ from those estimates. The Company uses historical data to estimate pre-vesting option forfeitures and record stock-based compensation expense only for those awards that are expected to vest. If the Company’s actual forfeiture rate is materially different from its estimate, the stock-based compensation expense could be different from what the Company has recorded in the current period. Historically, estimated forfeitures have been in line with actual forfeitures.
Fair value of common stock
Prior to the IPO, when a value for each share was not readily available, the value of the Company’s common stock at the time of each option grant used to establish the strike price, and the value applied in each acquisition transaction, was estimated by management, and approved by the Company’s Board of Directors, in accordance with an internal valuation model. The valuation model is based upon an average of cash flow and book value multiples of comparable companies. The comparable companies selected reflect the market’s view on key sector, geographic, and product type exposure that are similar to those that impact the Company’s business. The value is further subject to judgmental factors such as prevailing market conditions, changes in oilfield service indices and the overall outlook for the Company and its products in general. Since the IPO, the market value of our common stock is used.

Forum Energy Technologies, Inc. and subsidiaries
Notes to consolidated financial statements (continued)

Income taxes
The Company follows the liability method of accounting for income taxes. Under this method, deferred income tax assets and liabilities are determined based upon temporary differences between the carrying amounts and tax bases of the Company’s assets and liabilities at the balance sheet date, and are measured using enacted tax rates and laws that will be in effect when the differences are expected to reverse. The effect on deferred tax assets and liabilities of a change in the tax rates is recognized in income in the period in which the change occurs. The Company records a valuation reserve in each reporting period when management believes that it is more likely than not that any deferred tax asset created will not be realized.
Accounting guidance for income taxes requires that the Company recognize the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. If a tax position meets the "more likely than not" recognition criteria, accounting guidance requires the tax position be measured at the largest amount of benefit greater than 50% likely of being realized upon ultimate settlement.
Earnings per share
Basic earnings per share for all periods presented equals net income divided by the weighted average number of the shares of the Company’s common stock outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of shares of the Company’s common stock outstanding during the period as adjusted for the dilutive effect of the Company’s stock options, restricted share plans and warrants.
The exercise price of each option is based on the Company’s stock price at the date of grant. The diluted earnings per share calculation excludes approximately 1.0 million stock options, 0.4 million stock options and warrants and 16.3 million stock options and warrants for the years ended December 31, 2012, 2011 and 2010, respectively, because they were anti-dilutive as the option exercise price was greater than the average market price of the common stock.
The following is a reconciliation of the number of shares used for the basic and diluted earnings per share computations (shares in thousands):

	December 31,
	2012	2011	2010
Basic weighted average shares outstanding	80,111	63,270	53,798
Dilutive effect of stock option and restricted share plan	6,826	4,218	518
Diluted weighted average shares outstanding	86,937	67,488	54,316
Non-U.S. local currency translation
The Company operates globally and its primary functional currency is the U.S. dollar ($). The majority of the Company’s non-U.S. operations have designated the local currency as their functional currency. Financial statements of these non-U.S. operations are translated into U.S. dollars using the current rate method whereby assets and liabilities are translated at the balance sheet rate and income and expenses are translated into U.S. dollars at the average exchange rates in effect during the period. The resultant translation adjustments are reported as a component of accumulated other comprehensive income within stockholders’ equity.
Noncontrolling interest
Noncontrolling interests are classified as equity in the consolidated balance sheets. Net earnings include the net earnings for both controlling and noncontrolling interests, with disclosure of both amounts on the consolidated statements of earnings.
Fair value
The carrying amounts for financial instruments classified as current assets and current liabilities approximate fair value, due to the short maturity of such instruments. The book values of other financial instruments, such as the Company’s long-term debt, approximates fair value because interest rates charged are similar to other financial instruments with similar terms and maturities and the rates vary in accordance with a market index.
For the financial assets and liabilities recorded at fair value, fair value is determined as the exit price, or the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The established fair value hierarchy divides fair value measurement into three broad levels:

Forum Energy Technologies, Inc. and subsidiaries
Notes to consolidated financial statements (continued)

•	Level 1 - inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date;

•	Level 2 - inputs other than quoted prices included within Level 1 that are observable for the assets or liability, either directly or indirectly; and

•	Level 3 - inputs are unobservable for the asset or liability, which reflect the best judgment of management.
The financial assets and liabilities that are recorded at fair value for disclosure purposes are categorized in one of the above three levels based on the lowest level input that is significant to the fair value measurement in its entirety. Level 1 provides the most reliable measure of fair value, whereas Level 3 generally requires significant management judgment.
Hedging and use of derivative instruments
The Company utilizes interest rate swap and collar agreements to hedge the exposure to variable cash flows on a portion of its floating rate debt (i.e., cash flow hedges). The instruments are not used for trading or speculative purposes. The Company records these interest rate derivative instruments at fair value on the consolidated balance sheet as either derivative assets or derivative liabilities as applicable.
Certain derivative instruments are designated as cash flow hedges and are highly effective in offsetting movements in the underlying risks. Changes in the fair value of the instruments designated as cash flow hedges are deferred in accumulated other comprehensive income, net of tax, to the extent the contracts are effective as hedges, until settlement of the underlying hedged transaction. If the necessary correlation ceases to exist or if physical delivery of the hedged item becomes improbable, the Company would discontinue hedge accounting and apply mark-to-market accounting with any changes in the fair values of the derivative instruments then recognized in earnings. Amounts paid or received from interest rate derivative instruments are charged or credited to interest expense and matched with the cash flows and interest expense of the debt being hedged, resulting in an adjustment to the effective interest rate. The Company did not have any derivative instruments designated as cash flow hedges at December 31, 2012.
Certain derivative instruments do not qualify for hedge accounting. These derivatives are also recorded at fair value, with the changes in fair value being recorded into earnings. At December 31, 2012, the fair value of these swap agreements was recorded in the consolidated balance sheet as a short-term liability of $0.7 million.
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
In May 2011, the FASB expanded the fair value measurements and disclosures guidance related to items marked to fair value that are categorized within Level 3 of the fair value hierarchy to include qualitative explanations of the valuation methodology used and sensitivity analysis of the valuation inputs. The amendment also requires entities to disclose the level in the fair value hierarchy for items that are not measured at fair value, but for which the fair value is disclosed. This guidance was adopted by the Company for the fiscal year beginning on January 1, 2012.
In June 2011, the FASB issued an update to Accounting Standards Codification 220, Presentation of Comprehensive Income. This Accounting Standards Update ("ASU") provides that an entity that reports items of other comprehensive income has the option to present comprehensive income in either (1) a single statement that presents the components of net income and total net income, the components of other comprehensive income and total other comprehensive income, and a total for comprehensive income; or (2) a two-statement approach, which presents the components of net income and total net income in a first statement, immediately followed by a financial statement that presents the components of other comprehensive income, a total for other comprehensive income, and a total for comprehensive income. The option in current GAAP that permits the presentation of other comprehensive income in the statement of changes in equity was eliminated. For the fiscal year beginning January 1, 2012, the Company adopted the guidance and began presenting comprehensive income in a single statement. The guidance was applied retrospectively.
In July 2012, the FASB amended the Intangibles - Goodwill and Other Topic of the ASC that allows us to make a qualitative assessment of whether it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount. If, after assessing the relevant information, we determine it is more likely than not that the fair value is more than the carrying amount, no additional work is necessary. If we determine it is more likely than not that the fair value is less than the carrying amount, then we are required to proceed to the quantitative approach.

Forum Energy Technologies, Inc. and subsidiaries
Notes to consolidated financial statements (continued)

The amended guidance is effective for us in the annual test in the fourth quarter of 2013 and adoption is not expected to impact consolidated financial condition or results of operations.
3. Acquisitions
2012 Acquisitions
The Company completed four acquisitions in the fourth quarter 2012 for aggregate consideration of $139.3 million (the "2012 acquisitions"). These acquisitions, all of which are included in the Drilling & Subsea segment, included:

•	Syntech Technology, Inc. ("Syntech"), a Lorton, Virgina based manufacturer of syntactic foam buoyancy materials used for ROVs and other deepwater flotation applications;

•
Wireline Solutions, LLC ("Wireline"), a Sanger, Texas based manufacturer of downhole completion tools, including composite plugs used for plug, perforate and fracture applications and wireline flow control products;

•	Dynacon, Inc. ("Dynacon"), a Bryan, Texas based provider of launch and recovery systems used for the deployment of ROVs and high quality specialized cable and umbilical handling equipment; and

•
Merrimac Manufacturing, Inc. ("Merrimac"), a Plantersville, Texas based manufacturer of consumable parts for drilling, well servicing and pressure pumping applications, including mud pump parts, power swivel parts and valves and seats for hydraulic fracturing pumps.

The following table summarizes the preliminary fair values of the assets acquired and liabilities assumed at the date of the acquisition (in thousands):

2012 Acquisitions
Current assets, net of cash acquired	$44,221
Property and equipment	11,099
Intangible assets (primarily customer relationships)	35,800
Goodwill	85,092
Current liabilities	(36,880)
Net assets acquired	$139,332
Revenues and net income related to the 2012 acquisitions were not significant for the year ended December 31, 2012. Pro forma results of operations for the 2012 acquisitions have not been presented because the effects were not material to the consolidated financial statements on either an individual or aggregate basis.
2011 Acquisitions
The Company completed eight acquisitions during fiscal year 2011. The following summarizes the acquisitions:

•
Wood Flowline Products, LLC ("WFP"), a provider of pressure control and flow equipment products that are principally used in the fracturing and well stimulation processes as well as recertification of treating iron and rebuild services of swivel joints, pup joints, plug valves, check valves and relief valves from its facilities in Oklahoma and Arkansas;

•
Phoinix Global LLC ("Phoinix"), an Alice, Texas based provider of high pressure flow control equipment and products, including fluid ends, plug valves, relief valves, chokes, manifolds, manifold trailers and iron transport trucks, utilized in hydraulic fracturing and flow back of oil and gas wells;

•	Specialist ROV Tooling Services, Ltd., an Insch, Scotland based provider of intervention tooling and custom engineered product solutions for the subsea intervention market;

•	Cannon Services, Ltd., a Stafford, Texas based supplier of downhole completion control lines and cable protection systems, including downhole clamps and protectors;

•
SVP Products Inc., a Texas based provider of high pressure flow control equipment and products utilized in hydraulic fracturing and flow back of oil and gas wells as well as repair and recertification services;

•	P-Quip Ltd., a Kilbernie, Scotland based manufacturer of proprietary mud pump fluid end assemblies;

Forum Energy Technologies, Inc. and subsidiaries
Notes to consolidated financial statements (continued)

•
AMC Global Group, Ltd., an Aberdeen, Scotland based manufacturer of specialized torque equipment for tubular connections, including high torque stroking units, fully rotational torque units and portable torque units for field deployment and related control systems; and

•	Davis-Lynch, LLC, a Pearland, Texas based manufacturer of downhole cementing and casing products.
The following table summarizes the fair values of the assets acquired and liabilities assumed at the acquisition date of each of Wood Flowline Products, LLC, Phoinix Global LLC, Cannon Services, Ltd., P-Quip Ltd., AMC Global Group, Ltd. and Davis-Lynch, LLC (in thousands):

2011 Acquisitions
Current assets, net of cash acquired	$115,442
Property and equipment	18,872
Intangible assets (primarily customer relationships)	173,072
Goodwill	299,559
Current liabilities	(29,730)
Deferred tax liabilities	(7,091)
Net assets acquired	$570,124
The following table provides pro forma information related to all acquisitions in the aggregate (in thousands, except per share data):

	Year ended December 31, 2011	Year ended December 31, 2010
Revenue	$1,245,745	$955,449
Net income attributable to common stockholders	113,915	46,749
Basic earnings per share	$1.71	$0.82
Diluted earnings per share	$1.61	$0.81
The pro forma information for the years ended December 31, 2011 and 2010 assumes the acquisitions listed above occurred as of January 1, 2010.
The combined results of operations of the acquired businesses have been adjusted to reflect additional depreciation of fixed assets and amortization of intangible assets subject to amortization. Pro forma interest expense was calculated on notes payable and draws on the Company’s available line of credit at a rate of 4.7%, as if the businesses were acquired at the beginning of the period.
Although the Company believes the accounting policies and procedures used to prepare the pro forma schedules are reasonable, these pro forma results do not purport to be indicative of the actual results, which would have been achieved had the acquisition been consummated on January 1, 2010. The amounts shown are not intended to be a projection of future results.

Forum Energy Technologies, Inc. and subsidiaries
Notes to consolidated financial statements (continued)

Contingent consideration
The purchase consideration of WFP included two separate contingent consideration payments, which may be payable in cash and/or shares of the Company's common stock based upon WFP’s 2011 and 2012 calendar year earnings as defined in the purchase and sale agreement. The fair value of the contingent consideration was estimated at the time of the acquisition to be $13.4 million based on an internal valuation of the earnings level that the acquired company was expected to achieve. The fair value of the contingent consideration payment was re-measured as of December 31, 2011 at $22.1 million and was included in "Contingent consideration liability" in the consolidated balance sheet. Upon resolution of the results of operations for WFP for the year ended December 31, 2011, the portion of the contingent consideration to be paid in shares of the Company's common stock related to the 2011 earnings was finalized and $3.3 million of the liability was reclassified to equity in March 2012. The cash portion of the contingent consideration payment based on the 2011 calendar year earnings in the amount of $6.1 million was paid during the quarter ended June 30, 2012. The fair value of the remaining contingent consideration liability relating to the 2012 calendar year was re-measured as of December 31, 2012 at $7.8 million and is included in "Contingent consideration liability" in the consolidated balance sheets. The changes in fair value during the years ended December 31, 2012 and 2011 resulted in an increase to operating income of $4.8 million and a decrease to operating income of $8.7 million, respectively, and are included in "Contingent consideration expense (benefit)" in the consolidated statements of comprehensive income.
The purchase consideration of Phoinix included two separate contingent consideration payments, which may be payable in cash based upon Phoinix’s 2011 and 2012 calendar year earnings as defined in the purchase and sale agreement. The fair value of the contingent consideration was estimated at the time of the acquisition to be $16.3 million based on an internal valuation of the earnings level that Phoinix was expected to achieve. The portion of the contingent consideration based upon Phoinix's 2011 calendar earnings in the amount of $12.1 million was paid during the quarter ended June 30, 2012. The fair value of the remaining contingent consideration payment was re-measured as of December 31, 2012 and December 31, 2011 at $7.9 million and $19.7 million, respectively, and is included in "Contingent consideration liability" in the consolidated balance sheets. The changes in fair value for the years ended December 31, 2012 and 2011 of $0.2 million and $3.4 million, respectively, are decreases to operating income and are included in "Contingent consideration expense (benefit)" in the consolidated statements of comprehensive income.
4. Inventories
The Company's significant components of inventory at December 31, 2012 and 2011 were as follows (in thousands):

	December 31, 2012	December 31, 2011
Raw materials and parts	$145,970	$112,017
Work in process	86,558	52,402
Finished goods	243,726	177,659
Gross inventories	476,254	342,078
Inventory reserve	(21,125)	(17,440)
Inventories	$455,129	$324,638
The change in the amounts of the inventory reserve during the three year period ended December 31, 2012 is as follows (in thousands):

Period ended	Balance at beginning of period	Charged to expense	Deductions or other	Balance at end of period
December 31, 2010	$8,935	$1,244	$(73)	$10,106
December 31, 2011	10,106	10,910	(3,576)	17,440
December 31, 2012	17,440	6,107	(2,422)	21,125

Forum Energy Technologies, Inc. and subsidiaries
Notes to consolidated financial statements (continued)

5. Property and equipment
Property and equipment consists of the following (in thousands):

		December 31,
	Estimated useful lives	2012	2011
Land		$3,926	$2,064
Buildings and leasehold improvements	7-20	47,390	39,092
Computer equipment	3-5	14,227	12,484
Machinery & equipment	5-10	94,198	78,146
Furniture & fixtures	3-10	12,678	9,819
Vehicles	3-5	11,328	9,103
Construction in progress		13,427	6,550
		197,174	157,258
Less: accumulated depreciation		(79,343)	(67,379)
Property & equipment, net		117,831	89,879

Rental equipment		105,162	95,707
Less: accumulated depreciation		(70,010)	(60,746)
Rental equipment, net		35,152	34,961

Total property & equipment, net		$152,983	$124,840
Depreciation expense was $31.5 million, $26.2 million and $21.9 million for the years ended December 31, 2012, 2011 and 2010.
6. Goodwill and intangible assets
Goodwill
The changes in the carrying amount of goodwill from January 1, 2011 to December 31, 2012, were as follows (in thousands):

	Drilling & Subsea		Production & Infrastructure		Total
	2012	2011	2012	2011	2012	2011
Goodwill Balance at January 1, net	$523,019	$275,528	$77,808	$18,853	$600,827	$294,381
Acquisition	85,092	249,140	—	59,102	85,092	308,242
Purchase accounting adjustment	—	—	1,379	—	1,379	—
Impact of non-U.S. local currency translation	8,409	(1,649)	92	(147)	8,501	(1,796)
Goodwill Balance at December 31, net	$616,520	$523,019	$79,279	$77,808	$695,799	$600,827
The Company performs its annual impairment tests of goodwill as of December 31. There was no impairment of goodwill during the years ended December 31, 2012, 2011 and 2010. The fair values were determined using the net present value of the expected future cash flows for each reporting unit. Accumulated impairment losses on goodwill were $40.0 million as of December 31, 2012 and 2011.

Forum Energy Technologies, Inc. and subsidiaries
Notes to consolidated financial statements (continued)

Intangible assets
At December 31, 2012 and 2011, intangible assets consisted of the following, respectively (in thousands):

	December 31, 2012
	Gross carrying amount	Accumulated amortization	Net amortizable intangibles	Amortization period (in years)
Customer relationships	$241,358	$(49,766)	$191,592	4-15
Patents and technology	19,780	(4,360)	15,420	5-17
Non-compete agreements	5,880	(4,420)	1,460	3-6
Trade names	40,255	(8,680)	31,575	10-15
Distributor relationships	22,160	(10,018)	12,142	8-15
Trademark	5,230	—	5,230	Indefinite
Intangible Assets Total	$334,663	$(77,244)	$257,419

	December 31, 2011
	Gross carrying amount	Accumulated amortization	Net amortizable intangibles	Amortization period (in years)
Customer relationships	$212,193	$(36,420)	$175,773	4-15
Patents and technology	19,172	(2,676)	16,496	5-17
Non-compete agreements	5,234	(4,108)	1,126	3-6
Trade names	35,367	(6,088)	29,279	10-15
Distributor relationships	22,160	(8,750)	13,410	8-15
Trademark	5,230	—	5,230	Indefinite
Intangible Assets Total	$299,356	$(58,042)	$241,314
During the year ended December 31, 2012, an impairment loss of $1.2 million was recorded on certain intangible assets resulting from a lack of business and orders related to a specific service line within the Production & Infrastructure segment. The impairment loss was measured using a discounted cash flows approach and was recorded for the amount by which the carrying value exceeded the estimated fair value of the intangible assets. The impaired intangible assets included customer relationships and trade names and is recorded under "Impairment of intangible assets" in the consolidated statement of comprehensive income. No other indicators of intangible asset impairment occurred during the year ended December 31, 2012.
Amortization expense was $20.3 million, $14.5 million and $11.3 million for the years ended December 31, 2012, 2011 and 2010, respectively. The total weighted average amortization period is 14 years and the estimated future amortization expense for the next five years is as follows (in thousands):

Year ending December 31,
2013	$22,509
2014	21,698
2015	21,752
2016	21,173
2017	20,827

Forum Energy Technologies, Inc. and subsidiaries
Notes to consolidated financial statements (continued)

7. Debt
Notes payable and lines of credit as of December 31, 2012 and 2011 consisted of the following (in thousands):

	December 31, 2012	December 31, 2011
Senior secured revolving credit facility	$122,480	$363,694
Term loan	296,250	300,000
Other debt	1,975	1,861
Total debt	420,705	665,555
Less: current maturities	(20,504)	(5,176)
Long-term debt	$400,201	$660,379
The Company has a Credit Facility with several financial institutions as lenders, which provides for a $600.0 million revolving credit facility with up to $75.0 million available for letters of credit and up to $25.0 million in swingline loans, and a $300.0 million term loan. The Credit Facility matures in October 2016. Weighted average interest rates under the Credit Facility (without the effect of hedging) at December 31, 2012 and 2011 were 2.21% and 2.78%, respectively.
The Credit Facility contains covenants which require the Company to maintain certain financial ratios. These covenants are as follows:

•
Total funded debt to adjusted EBITDA (as defined as the "Leverage Ratio" in the credit agreement) of not more than 3.75 to 1.0 for fiscal quarters ended through December 31, 2012, 3.50 to 1.0 for fiscal quarters ending from March 31, 2013 through December 31, 2013, 3.25 to 1.0 for fiscal quarters ending from March 31, 2014 through December 31, 2014 and 3.00 to 1.0 for periods ending thereafter (provided, that following any issuance of senior, unsecured high yield notes by our company, the maximum Leverage Ratio test will be 4.00 to 1.00 for each fiscal quarter after such issuance);

•	EBITDA to interest expense (defined as the "Interest Coverage Ratio" in the credit agreement) of not less than 3.0 to 1.0; and

•
Following any issuance of senior, unsecured high yield notes by our company, total secured funded debt to EBITDA (defined as the "Senior Secured Leverage Ratio" in the credit agreement) of not more than 3.00 to 1.00.

Availability under the Credit Facility was approximately $474.1 million at December 31, 2012. The Company was in compliance with all financial covenants at December 31, 2012.
On April 17, 2012, the Company closed its IPO pursuant to which the Company sold 13,889,470 shares of common stock and 2,666,666 shares of common stock in a private placement to Tinicum for aggregate net proceeds of approximately $256.4 million and $50.0 million, respectively. The Company used all of the net proceeds to repay a portion of the outstanding borrowings under the revolving portion of the Credit Facility.
Other debt
Other debt consists primarily of upfront annual insurance premiums that have been financed.
Debt issue costs
The Company has incurred loan costs that have been capitalized and are amortized to interest expense over the term of the Credit Facility. As a result, approximately $2.1 million, $2.1 million and $1.8 million were amortized to interest expense for the years ended December 31, 2012, 2011 and 2010, respectively. Due to the payment of the debt and replacement of the facilities held by certain entities that were part of the Combination, the related debt issue costs of $6.1 million that had been previously capitalized were fully written off in August 2010.

Forum Energy Technologies, Inc. and subsidiaries
Notes to consolidated financial statements (continued)

Future payments
Future principal payments under long-term debt for each of the years ending December 31 are as follows (in thousands):

2013	$20,504
2014	30,105
2015	33,775
2016	336,298
2017	23
Thereafter	—
$420,705
8. Income taxes
The components of the Company's income before income taxes for the years ended December 31, 2012, 2011 and 2010 are as follows (in thousands):

	2012	2011	2010
U.S.	$140,179	$88,968	$24,162
Non-U.S.	82,616	51,735	20,184
Income before income taxes	$222,795	$140,703	$44,346
The Company’s provision (benefit) for income taxes from continuing operations for the years ended December 31, 2012, 2011 and 2010 are as follows (in thousands):

	2012	2011	2010
Current
U.S. Federal and state	$55,591	$34,351	$13,869
Non-U.S.	22,023	14,241	7,606
Total current	77,614	48,592	21,475
Deferred
U.S. Federal and state	(4,788)	386	132
Non-U.S.	(1,561)	(1,868)	(1,310)
Total deferred	(6,349)	(1,482)	(1,178)
Provision for income tax expense	$71,265	$47,110	$20,297
The reconciliation between the actual provision for income taxes from continuing operations and that computed by applying the U.S. statutory rate to income before income taxes and noncontrolling interests are outlined below (in thousands):

	2012		2011		2010
Income tax expense at the statutory rate	$77,978	35.0%	$49,246	35.0%	$15,521	35.0%
State taxes, net of federal tax benefit	3,847	1.7%	3,193	2.3%	1,172	2.6%
Non-U.S. operations	(7,363)	(3.3)%	(4,495)	(3.2)%	(1,273)	(2.9)%
Domestic incentives	(2,202)	(1.0)%	(1,179)	(0.8)%	(1,107)	(2.5)%
Prior year federal, non-U.S. and state tax	(1,736)	(0.8)%	(169)	(0.1)%	1,431	3.2%
Nondeductible expenses	666	0.3%	758	0.5%	3,936	8.9%
Other	75	0.1%	(244)	(0.2)%	617	1.4%
	$71,265	32.0%	$47,110	33.5%	$20,297	45.7%

Forum Energy Technologies, Inc. and subsidiaries
Notes to consolidated financial statements (continued)

The primary components of deferred taxes include (in thousands):

	2012	2011
Deferred tax assets
Reserves and accruals	$12,701	$8,347
Inventory	13,940	9,905
Stock awards	4,609	3,118
Interest rate swaps	250	621
Non-U.S. tax credit carryforwards	—	3,081
NOL and other tax credit carryforwards	1,213	1,332
Other	5	—
Total deferred tax assets	32,718	26,404
Deferred tax liabilities
Property and equipment	(12,226)	(10,077)
Goodwill and intangible assets	(38,190)	(30,519)
Unremitted non-U.S. earnings	(740)	(740)
Prepaid expenses and other	(868)	(1,535)
Total deferred tax liabilities	(52,024)	(42,871)
Net deferred tax liabilities	$(19,306)	$(16,467)
At December 31, 2012, the Company had $1.9 million of U.S. net operating loss carryforwards that expire in 2027. The Company also had $1.8 million of non-U.S. net operating loss carryforwards with indefinite expiration dates. All of the U.S. net operating losses relate to the Company's acquisitions. Use of these losses are subject to limitations under Section 382 of the Internal Revenue Code. The Company anticipates being able to fully utilize the losses prior to their expiration.
At December 31, 2012, the Company had no foreign tax credit carryforwards.
Goodwill from certain acquisitions is tax deductible due to the acquisition structure as an asset purchase or due to tax elections made by the Company and the respective sellers at the time of acquisition.
The Company is required to evaluate whether it is more likely than not that deferred tax assets will be realized. The Company believes that it is more likely than not that deferred tax assets at December 31, 2012 and 2011 will be utilized to offset future taxable income and the reversal of taxable temporary differences. Consequently, no valuation allowance has been recorded in the financial statements.
The Company is required to evaluate the need to provide U.S. income taxes on the undistributed earnings of non-U.S. operations. Taxes are provided as necessary with respect to non-U.S. earnings that are not permanently reinvested. For all other non-U.S. earnings, no U.S. taxes are provided because such earnings are intended to be reinvested indefinitely to finance non-U.S. activities.
As a result of the Combination in August 2010, the Company filed pre-acquisition tax returns for all of the parties to the Combination except FOT. The Company filed a 2010 consolidated tax return which included the full year earnings of FOT and the post-combination earnings of the other companies. The Company also files income tax returns in various states and non-U.S. jurisdictions. With few exceptions, the Company is no longer subject to income tax examination by tax authorities in these jurisdictions prior to 2007.

Forum Energy Technologies, Inc. and subsidiaries
Notes to consolidated financial statements (continued)

The Company accounts for uncertain tax positions in accordance with guidance in FASB ASC 740, which prescribes the minimum recognition threshold a tax position taken or expected to be taken in a tax return is required to meet before being recognized in the financial statements. A reconciliation of the beginning and ending amount of uncertain tax positions is as follows (in thousands):

Balance at January 1, 2012	$2,095
Additional based on tax positions related to prior years	2,532
Reduction based on tax positions related to prior years	—
Lapse of statute of limitations	(926)
Balance at December 31, 2012	3,701
Deferred tax benefits on uncertain tax position related to U.S. and non-U.S. income tax	(401)
Net balance that, if recognized, would impact the Company's effect tax rate	$3,300
The Company does not anticipate any significant changes to the unrecognized tax benefits within the next twelve months.
The Company recognizes interest and penalties related to uncertain tax positions within the provision for income taxes in the consolidated statement of income. As of December 31, 2012 and 2011, we had accrued approximately $0.2 million in interest and penalties. During the years ended December 31, 2012 and 2011, we recognized no material change in the interest and penalties related to uncertain tax positions.
As of December 31, 2012, the uncertain tax positions and accrued interest and penalties were not expected to be settled within one year and, therefore, are classified with other long-term liabilities.
9. Fair value measurements
During the year ended December 31, 2011, the Company had interest rate swap agreements to convert variable interest payments related to $34.0 million of floating rate debt to fixed interest payments. These swaps expired in March and November 2011. During the year ended December 31, 2011, the Company also had an interest rate collar arrangement to reduce the variability in interest payments related to $20.0 million in floating rate debt. This interest rate collar instrument expired in November 2011. These instruments were designated as cash flow hedging instruments and changes in their fair values were recognized in accumulated other comprehensive income or loss.
The notional amount of $75.0 million of the Company's interest rate swaps were not designated for hedge accounting at inception. These swaps have a fixed rate of 1.83% and expire in August 2013. They are also recorded at fair value, which is measured using the market approach valuation technique. These interest rate swap agreements were executed to provide an economic hedge against the interest rate risk exposure. The realized gains and losses are included in Interest expense in the consolidated statements of comprehensive income. At December 31, 2012, the fair value of the swap agreements was recorded as a short-term liability of $0.7 million. At December 31, 2011, the fair value of all swap agreements, some of which have now expired, was recorded as a current and long-term liability of $0.2 million and $1.6 million, respectively.
In connection with the acquisitions of WFP and Phoinix, the total consideration included contingent consideration payments. The fair value of the contingent consideration for these acquisitions was estimated at the time of the respective acquisitions based on internal valuations of the expected earnings levels that the acquired companies were expected to achieve and was re-measured quarterly. Refer to Note 3, Acquisitions, for further discussion.

Forum Energy Technologies, Inc. and subsidiaries
Notes to consolidated financial statements (continued)

There were no outstanding financial assets as of December 31, 2012 and 2011 that required measuring the amounts at fair value on a recurring basis. The following fair value hierarchy table presents information about the Company’s financial liabilities measured at fair value on a recurring basis as of December 31, 2012 and 2011 (in thousands):

Balance as of December 31, 2012	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Liabilities
Interest rate derivatives	$—	$—	$714	$714
Contingent consideration	—	—	15,664	15,664
Total Liabilities	$—	$—	$16,378	$16,378
Balance as of December 31, 2011
Liabilities
Interest rate derivatives	$—	$—	$1,773	$1,773
Contingent consideration	—	—	41,800	41,800
Total Liabilities	$—	$—	$43,573	$43,573
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
Contingent consideration. The significant unobservable input to measure for the fair value of the contingent consideration is the earnings level that the acquired company is expected to achieve based on an internal valuation. In developing these estimates, the Company considered earnings projections, the acquired company's historical results, the general macro-economic environment and industry trends. During the year ended December 31, 2012, the Company recorded a credit for the contingent consideration in the amount of $4.6 million to reflect the expected earnings levels of the acquired companies. Since the payment of the liability that is related to 2012 earnings will occur in 2013, the Company calculated the net present value of the liability as of December 31, 2012 using an appropriate discount rate.
At December 31, 2012, the carrying value of the Company's debt, excluding capital leases, was $420.4 million. Substantially all of the debt incurs interest at a variable interest rate and therefore, the carrying amount approximates fair value. The fair value of the debt is classified as a Level 2 measurement because interest rates charged are similar to other financial instruments with similar terms and maturities.
The Company did not change its valuation techniques associated with recurring fair value measurements from prior periods and there were no transfers between levels of the fair value hierarchy during the year ended December 31, 2012.

Forum Energy Technologies, Inc. and subsidiaries
Notes to consolidated financial statements (continued)

The following table sets forth a reconciliation of changes for the year ended December 31, 2012 in the fair value of financial liabilities classified as Level 3 in the fair value hierarchy (in thousands):

	Contingent consideration	Interest rate derivatives
Balance at December 31, 2011	$41,800	$1,773
Total (Gains) or Losses (Realized or Unrealized):
Included in Earnings	(4,568)	(1,059)
Included in Other Comprehensive Income	—	—
Payment of contingent consideration	(18,227)	—
Reclassified to equity	(3,341)	—
Purchases, Issuances and Settlements	—	—
Transfers In and/or Out of Level 3	—	—
Balance as of December 31, 2012	$15,664	$714
The following table sets forth a reconciliation of changes for the year ended December 31, 2011 in the fair value of financial liabilities classified as Level 3 in the fair value hierarchy (in thousands):

	Contingent consideration	Interest rate derivatives
Balance at December 31, 2010	$—	$4,356
Total (Gains) or Losses (Realized or Unrealized):
Included in Earnings	12,100	(389)
Included in Other Comprehensive Income	—	(2,194)
Acquisition related additions	29,700	—
Payment of contingent consideration	—	—
Reclassified to equity	—	—
Purchases, Issuances and Settlements	—	—
Transfers In and/or Out of Level 3	—	—
Balance as of December 31, 2011	$41,800	$1,773
Upon resolution of the results of operations for WFP for the year ended December 31, 2011, the portion of the contingent consideration to be paid in shares of the Company's common stock related to the 2011 earnings was finalized and $3.3 million of the liability was reclassified to equity.
10. Commitments and contingencies
Litigation
In the ordinary course of business, the Company is, and in the future, could be involved in various pending or threatened legal actions, some of which may or may not be covered by insurance. Management has reviewed such pending judicial and legal proceedings, the reasonably anticipated costs and expenses in connection with such proceedings, and the availability and limits of insurance coverage, and has established reserves that are believed to be appropriate in light of those outcomes that are believed to be probable and can be estimated. The reserves accrued at December 31, 2012 and 2011 are immaterial. In the opinion of management, the Company's ultimate liability, if any, with respect to these actions is not expected to have a material adverse effect on the Company’s financial position, results of operations or cash flows.

Forum Energy Technologies, Inc. and subsidiaries
Notes to consolidated financial statements (continued)

Portland Harbor Superfund litigation
In May 2009, one of the Company's subsidiaries (which is presently a dormant company with nominal assets except for rights under insurance policies) was named along with many defendants in a suit filed by the Port of Portland, Oregon seeking reimbursement of costs related to a five-year study of contaminated sediments at the port. In March 2010, the subsidiary also received a notice letter from the Environmental Protection Agency indicating that it had been identified as a potentially responsible party with respect to environmental contamination in the "study area" for the Portland Harbor Superfund Site. Under a 1997 indemnity agreement, the subsidiary is indemnified by a third party with respect to losses relating to environmental contamination. As required under the indemnity agreement, the subsidiary provided notice of these claims, and the indemnitor has assumed responsibility and is providing a defense of the claims. Although the Company believes that it is unlikely that the subsidiary contributed to the contamination at the Portland Harbor Superfund Site, the potential liability of the subsidiary and the ability of the indemnitor to fulfill its indemnity obligations cannot be quantified at this time.
Operating leases
The Company has operating leases for warehouse, office space, manufacturing facilities and equipment. The leases generally require the Company to pay certain expenses including taxes, insurance, maintenance, and utilities. The minimum future lease commitments under noncancelable leases in effect at December 31, 2012 are as follows:

2013	$15,000
2014	12,585
2015	10,114
2016	8,873
2017	7,233
Thereafter	27,082
$80,887
Total rent expense was $16.1 million, $11.0 million and $11.6 million under operating leases for the years ended December 31, 2012, 2011 and 2010, respectively.
Letters of credit and guarantees
The Company executes letters of credit in the normal course of business to secure the delivery of product from specific vendors and also to guarantee the Company fulfilling certain performance obligations relating to certain large contracts. At December 31, 2012, the Company had $7.2 million in letters of credit.
11. Stockholders' equity and employee benefit plans
Combination
On August 2, 2010, the Company completed the Combination and changed its name to Forum Energy Technologies, Inc. The shareholders received the following number of FET shares for each share of the respective companies:

Triton	.3562 shares
Subsea	.3168 shares
Global Flow	.9886 shares
Allied	.4623 shares
In conjunction with the Combination, other events, including the following, occurred:

•	the conversion of options to purchase shares of the legacy companies’ shares to options to purchase FET shares,

•	the conversion of certain restricted legacy shares to FET restricted shares,

•	conversion of certain legacy options and shares to cash,

•	an offer by the Company to purchase shares from other shareholders, and

•	an offer for shareholders to purchase additional FET shares.

Forum Energy Technologies, Inc. and subsidiaries
Notes to consolidated financial statements (continued)

Conversion of options and restricted shares
FOT
While FOT changed its name to FET, option holders of FOT common stock retained their options unchanged. FOT restricted stock was also unchanged due to the Combination.
Allied, Global Flow and Subsea options
The options related to Allied, Global Flow and Subsea were converted based on the conversion ratios described above. The respective exercise price changed in proportion so that the total expected proceeds from the now converted options to purchase FET shares would be the same as the expected proceeds from the legacy options.
Triton Series A and B units
Triton issued Series A and B time-based management units, which vested over time into common units. Depending on certain factors such as whether the person was an accredited investor or the person’s country of residency, the Series A units converted into:

•	options to purchase FET shares at a ratio of .25 options per each Series A unit, or

•	restricted or unrestricted FET shares based on the legacy vesting schedule at a ratio of .171 share per each Series A unit, and/or cash.
Depending on certain factors, the Series B units converted into:

•	options to purchase FET shares at a ratio of .4809 options per each Series B unit, or

•	cash.
Offer to purchase shares
In conjunction with the Combination, the Company purchased 3,253,706 FET shares or approximately $25 million at a price of $7.68 per share. The amount is included in Treasury Stock in the Company’s consolidated balance sheet.
Offer to sell shares
In conjunction with the Combination, the Company offered to sell FET shares to certain accredited investors at a price of $7.68 per share. In addition, purchasers obtained a warrant to purchase additional FET shares equal to one-half of the number of FET shares purchased. The warrants are discussed below. Detail of the purchased shares is as follows:

Purchaser	Shares purchased	Amount		Warrants granted
Majority shareholder	6,507	$50.0	million	3,254
All others	1,578	$12.1	million	789
Capital from the majority shareholder
In addition to the above $50.0 million from the majority shareholder, the same shareholder purchased an additional $50.0 million of common shares in June 2011. Similar to the initial purchase of shares, the shareholder received a warrant to purchase one share of common stock for every two shares purchased. Based on the price of $8.07 per share, 3,098,824 warrants were issued.
Warrants
The warrants issued pursuant to the above have an initial exercise price of $7.68 per FET share and are exercisable any time up to the expiration date. The exercise price increases 0.5% at the end of each month. The warrants expire the earlier of five years from the initial issuance or 2.5 years after the consummation of an initial public offering of the Company's common stock or if other events occur such as a merger with another company.
The warrants outstanding as of December 31, 2011 were recorded to stockholders’ equity at their fair value. For the warrants issued in August 2010, a fair value of $1.94 per warrant was determined using the Black-Scholes pricing model with the following assumptions:

•	Expected life of 5 years

•	Volatility of 36.2%

•	Dividend yield of 0%

•	Risk-free interest rate of 2.05%

Forum Energy Technologies, Inc. and subsidiaries
Notes to consolidated financial statements (continued)

For the warrants issued in June 2011, a fair value of $6.19 per warrant was determined using the Black-Scholes pricing model with the following assumptions:

•	Expected life of 4 years

•	Volatility of 38.7%

•	Dividend yield of 0%

•	Risk-free interest rate of 0.99%
Employee benefit plans
The Company sponsors a 401(k) savings plan, which benefits eligible employees by allowing them the opportunity to make contributions up to certain limits. The Company contributes by matching a percentage of each employee's contributions. Subsequent to the closing of all acquisitions, employees of those acquired entities will generally be eligible to participate in the Company's 401(k) savings plan. The expense under the Company's plan was $5.8 million, $4.3 million and $3.3 million for the years ended December 31, 2012, 2011 and 2010, respectively.
12. Stock based compensation
FET share-based compensation plan
In August 2010, the Company created the 2010 Stock Incentive Plan (the "Plan") to allow for employees, directors and consultants of the Company and its subsidiaries to maintain stock ownership in the Company through the award of stock options, restricted stock, restricted stock units or any combination thereof. Under the terms of the Plan, 18.5 million shares have been authorized for awards and approximately 10.2 million shares remained available for future grants as of December 31, 2012.
Stock options
The exercise price of each option is based on the fair market value of the Company’s stock at the date of grant. Options may generally be exercised over a ten-year period and vest annually in equal increments over four years. The Company’s policy for issuing stock upon a stock option exercise is to issue new shares. Compensation expense is generally recognized on a straight line basis over the vesting period. No further stock option grants are being made under the stock plans of acquired companies. The following tables provide additional information related to the options (dollars and share data in millions):

2012 Activity	Number of shares	Weighted average exercise price	Remaining weighted average contractual life in years	Intrinsic value
Beginning balance	7.7	$7.71	7.1	$65.5
Granted	1.2	$19.91
Exercised	(1.6)	$6.85
Forfeited/expired	(0.2)	$9.61
Total outstanding	7.1	$9.84	7.4	$105.6
Options exercisable	3.1	$7.52	6.5	$53.5
The assumptions used in the Black-Scholes to estimate the fair value of the options granted in 2012, 2011 and 2010 are as follows:

	2012	2011	2010
Weighted average fair value	$6.81	$5.08	$2.84
Assumptions
Expected life (in years)	6.25	6.25	6.25
Volatility	36%	34%	34%
Dividend yield	—%	—%	—%
Risk free interest rate	1.13% - 1.22%	1.19% - 2.64%	1.54% - 2.00%

Forum Energy Technologies, Inc. and subsidiaries
Notes to consolidated financial statements (continued)

The intrinsic value of the options exercised was $25.0 million in 2012, and less than $0.1 million in 2011 and 2010. The intrinsic value is the amount by which the fair value of the underlying share exceeds the exercise price of an option.
Restricted stock
Restricted stock vests over a three or four year period from the date of grant. Further information about the restricted stock follows (shares in thousands):

Restricted stock
2012 Activity
Nonvested at beginning of year	609.0
Granted	869.8
Vested	(209.0)
Forfeited	(14.2)
Nonvested at the end of year	1,255.6
The weighted average grant date fair value of the restricted stock was $22.26, $13.73 and $7.62 per share during the years ended December 31, 2012, 2011 and 2010, respectively. The total fair value of shares vested was $4.4 million during 2012, $1.6 million during 2011 and $1.5 million during 2010.
The total amount of share-based compensation expense recorded was approximately $8.2 million, $5.2 million and $5.1 million for the years ended December 31, 2012, 2011 and 2010, respectively. As of December 31, 2012, the Company expects to record share-based compensation expense of approximately $21.9 million over the remaining term of the restricted stock and options of approximately 3 years. Future stock option grants will result in additional compensation expense.
13. Related party transactions
The Company entered into lease agreements for office and warehouse space with former owners of acquired companies, stockholders or affiliates. The dollar amounts related to these related party activities are not significant to the Company’s consolidated financial statements.
The Company purchased inventory and services from an affiliate of a shareholder in amounts totaling $5.1 million and $4.8 million during the years ended December 31, 2012 and 2011, respectively. The Company sold $1.1 million and $4.0 million of equipment and services to an affiliate of a stockholder during the years ended December 31, 2012 and 2011, respectively.

Forum Energy Technologies, Inc. and subsidiaries
Notes to consolidated financial statements (continued)

14. Business segments
The Company’s operations are divided into the following two operating segments, which are our reportable segments: Drilling & Subsea ("D&S") and Production & Infrastructure ("P&I"). The D&S segment designs and manufactures products and provides related services to the subsea, drilling, well construction, completion and intervention markets. The Company’s P&I segment designs and manufactures products and provides related equipment and services to the well stimulation, completion, production and infrastructure markets.
The Company’s reportable segments are strategic units that offer distinct products and services. They are managed separately since each business segment requires different marketing strategies. Operating segments have not been aggregated as part of a reportable segment. The Company evaluates the performance of its reportable segments based on operating income. This segmentation is representative of the manner in which our Chief Operating Decision Maker ("CODM") and our Board of Directors view the business. We consider the CODM to be the Chief Executive Officer.
The amounts indicated below as "Corporate" relate to costs and assets not allocated to the reportable segments. Summary financial data by segment follows (in thousands):

	Year ended December 31,
	2012	2011	2010
Revenue:
Drilling & Subsea	$826,500	$659,430	$474,306
Production & Infrastructure	589,204	468,701	273,029
Intersegment eliminations	(771)	—	—
Total Revenue	$1,414,933	$1,128,131	$747,335

Operating income:
Drilling & Subsea	$161,160	$117,927	$53,534
Production & Infrastructure	97,257	77,997	22,613
Corporate	(20,628)	(20,237)	(3,331)
Total segment operating income	237,789	175,687	72,816
Intangible asset impairment	1,161	—	—
Contingent consideration	(4,568)	12,100	—
Transaction expenses	1,751	3,608	—
(Gain)/loss on sale of assets	(1,435)	(634)	(461)
Income from operations	$240,880	$160,613	$73,277

Depreciation and amortization
Drilling & Subsea	$37,737	$30,853	$25,777
Production & Infrastructure	13,163	9,845	7,439
Corporate	904	77	—
Total depreciation and amortization	$51,804	$40,775	$33,216

Capital expenditures
Drilling & Subsea	$31,118	$22,774	$13,188
Production & Infrastructure	13,644	13,621	6,436
Corporate	4,923	4,768	—
Total capital expenditures	$49,685	$41,163	$19,624

Forum Energy Technologies, Inc. and subsidiaries
Notes to consolidated financial statements (continued)

A summary of consolidated assets by reportable segment is as follows (in thousands):

	December 31, 2012	December 31, 2011
Assets
Drilling & Subsea	$1,413,944	$1,193,128
Production & Infrastructure	435,496	388,570
Corporate	43,540	25,617
Total assets	$1,892,980	$1,607,315
Corporate assets include primarily deferred tax assets and deferred loan costs.
Revenues by shipping destination and long-lived assets by country were as follows (in thousands):

	Year ended December 31,
Revenues:	2012		2011		2010
	$	%	$	%	$	%
United States	$894,969	63.3%	$707,092	62.7%	$408,615	54.7%
Europe & Africa	196,841	13.9%	162,694	14.4%	119,204	16.0%
Canada	114,197	8.1%	102,916	9.1%	69,624	9.3%
Asia-Pacific	100,938	7.1%	89,323	7.9%	105,419	14.1%
Latin America	58,420	4.1%	32,788	2.9%	26,228	3.5%
Middle East	49,568	3.5%	33,318	3.0%	18,245	2.4%
Total revenues	$1,414,933	100.0%	$1,128,131	100.0%	$747,335	100.0%

	As of December 31,
Long-lived assets:	2012	2011
United States	$849,470	$726,098
Europe & Africa	224,093	219,195
Canada	31,956	30,582
Asia-Pacific	7,512	7,495
Middle East	3,159	3,199
Latin America	1,913	2,160
Total long-lived assets	$1,118,103	$988,729
Revenues by product lines were as follows (in thousands):

	Year ended December 31,
Revenues:	2012		2011		2010
	$	%	$	%	$	%
Drilling Technologies	$434,240	30.7%	$372,046	33.0%	$277,573	37.2%
Subsea Technologies	250,554	17.7%	220,944	19.6%	196,733	26.3%
Downhole Technologies	141,706	10.0%	66,440	5.9%	—	—%
Production Equipment	227,286	16.1%	178,110	15.8%	125,557	16.8%
Valve Solutions	210,608	14.9%	173,836	15.4%	147,472	19.7%
Flow Equipment	151,310	10.7%	116,755	10.3%	—	—%
Eliminations	(771)	(0.1)%	—	—%	—	—%
Total Revenue	$1,414,933	100.0%	$1,128,131	100.0%	$747,335	100.0%

Forum Energy Technologies, Inc. and subsidiaries
Notes to consolidated financial statements (continued)

15. Quarterly results of operations (unaudited)
The following tables summarize the Company's results by quarter for the years ended December 31, 2012 and 2011 (in thousands, except per share information):

	2012
(in thousands, except per share information)	Q1	Q2	Q3	Q4
Net sales	$363,489	$373,512	$347,767	$330,165
Cost of sales	237,046	250,710	231,273	232,847
Gross profit	126,443	122,802	116,494	97,318
Total operating expenses	56,230	52,964	53,590	59,393
Operating income	70,213	69,838	62,904	37,925
Total other expense	5,817	3,958	4,356	3,954
Income before income taxes	64,396	65,880	58,548	33,971
Provision for income tax expense	21,885	21,742	17,605	10,033
Net income	42,511	44,138	40,943	23,938
Less: Income attributable to noncontrolling interest	29	17	20	8
Net income attributable to common stockholders	$42,482	$44,121	$40,923	$23,930

Weighted average shares outstanding
Basic	67,960	82,495	84,993	86,077
Diluted	74,741	89,794	92,339	93,355
Earnings per share
Basic	$0.63	$0.53	$0.48	$0.28
Diluted	$0.57	$0.49	$0.44	$0.26

	2011
(in thousands, except per share information)	Q1	Q2	Q3	Q4
Net sales	$203,052	$257,454	$330,906	$336,719
Cost of sales	144,255	180,262	218,315	222,838
Gross profit	58,797	77,192	112,591	113,881
Total operating expenses	36,165	50,711	51,664	63,308
Operating income	22,632	26,481	60,927	50,573
Total other expense	3,304	5,136	6,544	4,926
Income before income taxes	19,328	21,345	54,383	45,647
Provision for income tax expense	6,930	7,453	18,793	13,934
Net income	12,398	13,892	35,590	31,713
Less: Income attributable to noncontrolling interest	29	158	80	(16)
Net income attributable to common stockholders	$12,369	$13,734	$35,510	$31,729

Weighted average shares outstanding
Basic	58,322	59,471	67,655	67,807
Diluted	61,247	62,660	73,635	74,033
Earnings per share
Basic	$0.21	$0.23	$0.52	$0.47
Diluted	$0.20	$0.22	$0.48	$0.43

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our management, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b) as of December 31, 2012. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2012 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
This Annual Report on Form 10-K does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of the company's registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.
Item 9B. Other information
None.
PART III
Item 10. Directors, executive officers and corporate governance
Information required by this item is incorporated herein by reference from our Proxy Statement for the 2013 Annual Meeting of Stockholders.
Code of Ethics
We have adopted a Financial Code of Ethics, which applies to our Chief Executive Officer, Chief Financial Officer (or other principal financial officer), Controller (or other principal accounting officer) and other senior financial officers. We have posted a copy of the code under "Corporate Governance" in the "Investors" section of our internet website at www.f-e-t.com. Copies of the code may be obtained free of charge on our website. Any waivers of the code must be approved by our Board of Directors or a designated committee of our Board of Directors. Any change to, or waiver from, the Code of Ethics will be promptly disclosed as required by applicable U.S. federal securities laws and the corporate governance rules of the NYSE.
Item 11. Executive compensation
Information required by this item is incorporated herein by reference from our Proxy Statement for the 2013 Annual Meeting of Stockholders.
Item 12. Security ownership of certain beneficial owners and management and related stockholder matters
Information required by this item is incorporated herein by reference from our Proxy Statement for the 2013 Annual Meeting of Stockholders.
Item 13. Certain Relationships and Related Transactions, and Director Independence
Information required by this item is incorporated herein by reference from our Proxy Statement for the 2013 Annual Meeting of Stockholders.

Item 14. Principal accountant fees and services
Information required by this item is incorporated herein by reference from our Proxy Statement for the 2013 Annual Meeting of Stockholders.
Item 15. Exhibits
(a) The following documents are filed as part of this Annual Report on Form 10-K:
1. Financial Statements filed as part of this report
2. Financial Statement Schedules
All financial statement schedules have been omitted since the required information is not applicable or is not present in amounts sufficient to require submission of the schedule, or because the information required is included on the Consolidated Financial Statements and Notes thereto.
3. Exhibits
Index to Exhibits

Exhibit
Number		DESCRIPTION
2.1*	—
Combination Agreement dated July 16, 2010 by and among Forum Oilfield Technologies, Inc., Allied Production Services, Inc., Allied Merger Sub, LLC, Global Flow Technologies, Inc., Global Flow Merger Sub, LLC, Subsea Services International, Inc., Subsea Merger Sub, LLC, Triton Group Holdings LLC, Triton Merger Sub, LLC and SCF-VII, L.P. (incorporated herein by reference to Exhibit 2.1 to the Company's Registration Statement on Form S-1 File No. 333-180676 (the "Registration Statement"), filed on August 31, 2011).

2.2*	—
Purchase and Sale Agreement among Davis-Lynch Holding Co., Inc., Carl A. Davis and Forum Energy Technologies, Inc., dated June 25, 2011 (incorporated herein by reference to the Registration Statement, filed on March 29, 2012).

3.1*	—
Third Amended and Restated Certificate of Incorporation of Forum Energy Technologies, Inc. dated March 28, 2011 (incorporated herein by reference to Exhibit 3.2 to Amendment No. 5 to the Registration Statement, filed on March 29, 2012).

3.2*	—
Second Amended and Restated Bylaws of Forum Energy Technologies, Inc. dated April 17, 2012 (incorporated herein by reference to Exhibit 3.1 on the Company's Current Report on Form 8-K, filed on April 17, 2012).

4.1*	—
Registration Rights Agreement by and among Forum Energy Technologies and the other parties thereto (incorporated herein by reference to Exhibit B to Exhibit 4.2 to the Registration Statement, filed on August 31, 2011).

10.1*	—
Stock Purchase Agreement between Forum Energy Technologies, Inc. and Tinicum, L.P., dated as of March 28, 2012 (incorporated herein by reference to Exhibit 10.30 to Amendment No. 5 to the Registration Statement, filed on March 29, 2012).

10.2*	—
Amended and Restated Credit Agreement, dated as of October 4, 2011, among Forum Energy Technologies, Inc., as Borrower, Wells Fargo Bank, National Association, as Administrative Agent and Swing Line Lender, Wells Fargo Bank, National Association, JPMorgan Chase Bank, N.A. and Bank of America, N.A. and such other lenders designated from time to time as issuing lenders (incorporated herein by reference to Exhibit 10.29 to Amendment No. 1 to the Registration Statement, filed on October 21, 2011).

10.3*	—
Amendment No. 1 to Amended and Restated Credit Agreement, dated as of March 27, 2012, among Forum Energy Technologies, Inc., as Borrower, Wells Fargo Bank, National Association, as Administrative Agent and Swing Line Lender and Wells Fargo Bank, National Association, JPMorgan Chase Bank, N.A. and Bank of America, N.A and such other lenders designated from time to time as issuing lenders (incorporated herein by reference to Exhibit 10.29 to Amendment No. 5 to the Registration Statement, filed on March 29, 2012).

10.4*	—
Amendment No. 2 to Amended and Restated Credit Agreement, dated as of July 27, 2012, among Forum Energy Technologies, Inc., as Borrower, Wells Fargo Bank, National Association, as Administrative Agent and Swing Line Lender and Wells Fargo Bank, National Association, JPMorgan Chase Bank, N.A. and Bank of America, N.A and such other lenders designated from time to time as issuing lenders (incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q, filed on July 27, 2012).

10.5*	—
Amendment No. 3 to Amended and Restated Credit Agreement, dated as of November 20, 2012, among Forum Energy Technologies, Inc., as Borrower, the Guarantors, the Lenders party thereto, the Issuing Lenders party thereto and Wells Fargo Bank, National Association, as Administrative Agent (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed on November 21, 2012).

10.6*#	—
Secondment Agreement dated as of August 2, 2010 by and among Forum Energy Technologies, L.E. Simmons & Associates, Inc. and W. Patrick Connelly (incorporated herein by reference to Exhibit 10.8 to the Registration Statement, filed on August 31, 2011).

10.7*#	—
First Amendment to Secondment Agreement among L.E. Simmons & Associates, Incorporated, Forum Energy Technologies, Inc. and Patrick Connelly, dated as of August 2, 2012 (incorporated herein by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q, filed on November 6, 2012).

10.8**#	—	Acknowledgement of Termination of Secondment Agreement among L.E. Simmons & Associates, Incorporated, Forum Energy Technologies, Inc. and W. Patrick Connelly, dated October 1, 2012.

10.9*#	—	Form of Restricted Stock Unit Agreement (Directors) (incorporated herein by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q, filed on November 6, 2012).

10.10*#	—	Form of Restricted Stock Agreement (Directors) (incorporated herein by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q, filed on November 6, 2012).

10.11*#	—	Form of Restricted Stock Agreement (Employees and Consultants) (incorporated herein by reference to Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q, filed on November 6, 2012).

10.12*#	—	Form of Nonstatutory Stock Option Agreement (Employees and Consultants) (incorporated herein by reference to Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q, filed on November 6, 2012).

10.13*#	—
Employment Agreement dated as of August 2, 2010 between Forum Energy Technologies, Inc. and C. Christopher Gaut (incorporated herein by reference to Exhibit 10.2 to the Registration Statement, filed on August 31, 2011).

10.14*#	—
Employment Agreement dated as of August 2, 2010 between Forum Energy Technologies, Inc. and Charles E. Jones (incorporated herein by reference to Exhibit 10.3 to the Registration Statement, filed on August 31, 2011).

10.15*#	—
Employment Agreement dated as of August 2, 2010 between Forum Energy Technologies, Inc. and Wendell Brooks (incorporated herein by reference to Exhibit 10.5 to the Registration Statement, filed on August 31, 2011).

10.16*#	—
Employment Agreement dated as of August 2, 2010 between Forum Energy Technologies, Inc. and James W. Harris (incorporated herein by reference to Exhibit 10.6 to the Registration Statement, filed on August 31, 2011).

10.17*#	—
Employment Agreement dated as of October 25, 2010 between Forum Energy Technologies, Inc. and James L. McCulloch (incorporated herein by reference to Exhibit 10.7 to the Registration Statement, filed on August 31, 2011).

10.18*#	—
Amendment to Employment Agreement dated as of April 12, 2012 between Forum Energy Technologies, Inc. and C. Christopher Gaut (incorporated herein by reference to Exhibit 10.2 on the Company's Current Report on Form 8-K, filed on April 17, 2012).

10.19*#	—
Amendment to Employment Agreement dated as of April 12, 2012 between Forum Energy Technologies, Inc. and Wendell R. Brooks (incorporated herein by reference to Exhibit 10.3 on the Company's Current Report on Form 8-K, filed on April 17, 2012).

10.20*#	—
Amendment to Employment Agreement dated as of April 12, 2012 between Forum Energy Technologies, Inc. and James W. Harris (incorporated herein by reference to Exhibit 10.4 on the Company's Current Report on Form 8-K, filed on April 17, 2012).

10.21*#	—
Amendment to Employment Agreement dated as of April 12, 2012 between Forum Energy Technologies, Inc. and James L. McCulloch (incorporated herein by reference to Exhibit 10.5 on the Company's Current Report on Form 8-K, filed on April 17, 2012).

10.22*#	—
Indemnification Agreement dated as of August 2, 2010 between Forum Energy Technologies and C. Christopher Gaut (incorporated herein by reference to Exhibit 10.9 to the Registration Statement, filed on August 31, 2011).

10.23*#	—
Form of Indemnification Agreement between Forum Energy Technologies, Inc. and the executive officers identified on Annex A thereto (incorporated herein by reference to Exhibit 10.10 to the Registration Statement, filed on August 31, 2011).

10.24*#	—
Form of Indemnification Agreement between Forum Energy Technologies and each of the non-SCF directors identified on Annex A thereto (incorporated herein by reference to Exhibit 10.11 to the Registration Statement, filed on August 31, 2011).

10.25*#	—
Form of Indemnification Agreement between Forum Energy Technologies and each of the SCF directors identified on Annex A thereto (incorporated herein by reference to Exhibit 10.12 to the Registration Statement, filed on August 31, 2011).

10.26*#	—	2011 Management Incentive Plan (incorporated herein by reference to Exhibit 10.13 to the Registration Statement, filed on August 31, 2011).

10.27*#	—	Forum Energy Technologies, Inc. Severance Plan (incorporated herein by reference to Exhibit 10.15 to the Registration Statement, filed on August 31, 2011).

10.28*	—	Form of Warrant Agreement (with attached schedule of parties thereto) (incorporated herein by reference to Exhibit 10.23 to the Registration Statement, filed on August 31, 2011).

10.29*	—
Letter Agreement dated March 28, 2012 between Forum Energy Technologies, Inc. and Tinicum, L.P. (incorporated herein by reference to Exhibit 10.31 to Amendment No. 5 to the Registration Statement, filed on March 29, 2012).

10.30*#	—	Forum Energy Technologies, Inc. 2010 Stock Incentive Plan (as amended and restated effective August 15, 2012).

10.31*	—	Form of Common Stock Certificate (incorporated herein by reference to Exhibit 4.1 to Amendment No. 3 to the Registration Statement, filed on December 29, 2011).

10.32*	—
Subscription Agreement dated July 16, 2010 by and among Forum Oilfield Technologies, Inc., SCF-VII, L.P., Sunray Capital, LP, C. Christopher Gaut and W. Patrick Connelly, as amended (incorporated herein by reference to Exhibit 10.21 to the Registration Statement, filed on August 31, 2011).

21.1**	—	Subsidiaries of Forum Energy Technologies, Inc.

23.1**	—	Consent of PricewaterhouseCoopers LLP

31.1**	—	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	—	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	—	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	—	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS***	—	XBRL Instance Document.

101.SCH***	—	XBRL Taxonomy Extension Schema Document.

101.CAL***	—	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB***	—	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE***	—	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF***	—	XBRL Taxonomy Extension Definition Linkbase Document.

* Previously filed.
** Filed herewith.
*** Furnished herewith.
# Identifies management contracts and compensatory plans or arrangements.

SIGNATURES
As required by Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has authorized this report to be signed on its behalf by the undersigned authorized individuals.

FORUM ENERGY TECHNOLOGIES, INC.
By:	/s/ James W. Harris
James W. Harris
Senior Vice President and Chief Financial Officer
(As Duly Authorized Officer and Principal Financial Officer)

By:	/s/ Tylar K. Schmitt
Tylar K. Schmitt
Vice President and Corporate Controller
(As Duly Authorized Officer and Principal Accounting Officer)

As required by the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities an on the dates indicated.

Signature	Title	Date

/s/ C. Christopher Gaut	President, Chief Executive Officer and Chairman of the Board	March 5, 2013
C. Christopher Gaut

/s/ James W. Harris	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	March 5, 2013
James W. Harris

/s/ Tylar K. Schmitt	Vice President and Corporate Controller (Principal Accounting Officer)	March 5, 2013
Tylar K. Schmitt

/s/ Evelyn M. Angelle	Director	March 5, 2013
Evelyn M. Angelle

/s/ David C. Baldwin	Director	March 5, 2013
David C. Baldwin

/s/ John A. Carrig	Director	March 5, 2013
John A. Carrig

/s/ Michael McShane	Director	March 5, 2013
Michael McShane

/s/ Terence O'Toole	Director	March 5, 2013
Terence O'Toole

/s/ Franklin Myers	Director	March 5, 2013
Franklin Myers

/s/ Louis A. Raspino	Director	March 5, 2013
Louis A. Raspino

/s/ John Schmitz	Director	March 5, 2013
John Schmitz

/s/ Andrew L. Waite	Director	March 5, 2013
Andrew L. Waite