Form 10-Q
period 2013-03-31
FORUM ENERGY TECHNOLOGIES, INC.
filed 2013-05-03
CIK 1401257

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________________
FORM 10-Q
___________________________________

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2013
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of April 26, 2013, there were 92,056,927 common shares outstanding.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements
Forum Energy Technologies, Inc. and subsidiaries
Condensed consolidated statements of comprehensive income
(Unaudited)

	Three Months Ended March 31,
(in thousands, except per share information)	2013	2012
Net sales	$372,999	$363,489
Cost of sales	258,193	237,046
Gross profit	114,806	126,443
Operating expenses
Selling, general and administrative expenses	65,449	54,854
Contingent consideration expense	—	1,000
Transaction expenses	9	355
Loss on sale of assets	135	21
Total operating expenses	65,593	56,230
Operating income	49,213	70,213
Other expense (income)
Interest expense	3,363	5,786
Foreign exchange (gains) losses and other, net	(1,467)	31
Total other expense	1,896	5,817
Income before income taxes	47,317	64,396
Provision for income tax expense	15,379	21,885
Net income	31,938	42,511
Less: Income attributable to noncontrolling interest	(2)	29
Net income attributable to common stockholders	31,940	42,482

Weighted average shares outstanding
Basic	88,533	67,960
Diluted	94,356	74,741
Earnings per share
Basic	$0.36	$0.63
Diluted	$0.34	$0.57

Other comprehensive income, net of tax:
Net income	31,938	42,511
Change in foreign currency translation, net of tax of $0	(22,749)	10,507
Comprehensive income	9,189	53,018
Less: comprehensive loss (income) attributable to noncontrolling interests	62	(64)
Comprehensive income attributable to common stockholders	$9,251	$52,954
The accompanying notes are an integral part of these condensed consolidated financial statements.

Forum Energy Technologies, Inc. and subsidiaries
Condensed consolidated balance sheets
(Unaudited)

(in thousands, except share information)	March 31, 2013	December 31, 2012
Assets
Current assets
Cash and cash equivalents	$26,945	$41,063
Accounts receivable—trade, net	244,848	228,947
Inventories	428,313	455,129
Prepaid expenses and other current assets	13,248	12,744
Costs and estimated profits in excess of billings	27,275	6,551
Deferred income taxes, net	31,766	30,443
Total current assets	772,395	774,877
Property and equipment, net of accumulated depreciation	151,989	152,983
Deferred financing costs, net	7,508	8,045
Intangibles	250,171	257,419
Goodwill	685,202	695,799
Other long-term assets	4,270	3,857
Total assets	$1,871,535	$1,892,980
Liabilities and equity
Current liabilities
Current portion of long-term debt	$22,576	$20,504
Accounts payable—trade	92,997	98,990
Accrued liabilities	104,596	93,701
Contingent consideration liability	15,664	15,664
Deferred revenue	22,253	33,720
Billings in excess of costs and profits recognized	15,923	17,582
Derivative instruments	519	714
Total current liabilities	274,528	280,875
Long-term debt, net of current portion	366,018	400,201
Deferred income taxes, net	52,907	49,749
Total liabilities	693,453	730,825
Commitments and contingencies
Equity
Common stock, $0.01 par value, 296,000,000 shares authorized, 92,069,646 and 87,543,173 shares issued	920	875
Additional paid-in capital	796,983	764,635
Treasury stock at cost, 3,377,599 shares	(25,933)	(25,933)
Warrants	739	26,394
Retained earnings	427,541	395,601
Accumulated other comprehensive loss	(22,789)	(100)
Total stockholders’ equity	1,177,461	1,161,472
Noncontrolling interest in subsidiary	621	683
Total equity	1,178,082	1,162,155
Total liabilities and equity	$1,871,535	$1,892,980
The accompanying notes are an integral part of these condensed consolidated financial statements.

Forum Energy Technologies, Inc. and subsidiaries
Condensed consolidated statements of cash flows
(Unaudited)

	Three Months Ended March 31,
(in thousands, except share information)	2013	2012
Cash flows from operating activities
Net income	$31,938	$42,511
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation expense	8,473	6,835
Amortization of intangible assets	5,463	4,990
Share-based compensation expense	3,488	1,135
Change in contingent consideration	—	1,000
Deferred income taxes	1,834	(306)
Other	733	1,039
Changes in operating assets and liabilities
Accounts receivable—trade	(18,802)	(18,128)
Inventories	21,717	(34,779)
Prepaid expenses and other current assets	(1,037)	(295)
Accounts payable, deferred revenue and other accrued liabilities	(2,966)	13,520
Billings in excess of costs and estimated profits earned, net	(22,347)	3,403
Net cash provided by operating activities	$28,494	$20,925
Cash flows from investing activities
Acquisition of businesses, net of cash acquired	(1,502)	(2,839)
Capital expenditures for property and equipment	(10,108)	(12,319)
Proceeds from sale of property and equipment	182	1,403
Net cash used in investing activities	$(11,428)	$(13,755)
Cash flows from financing activities
Borrowings due to acquisitions	1,502	2,839
Borrowings on long-term debt	8,391	39,313
Repayment of long-term debt	(42,005)	(52,397)
Excess tax benefits from stock based compensation	1,512	89
Proceeds from stock issuance	1,737	774
Deferred financing costs	—	200
Net cash used in financing activities	$(28,863)	$(9,182)
Effect of exchange rate changes on cash	(2,321)	(2,710)
Net decrease in cash and cash equivalents	(14,118)	(4,722)
Cash and cash equivalents
Beginning of period	41,063	20,548
End of period	$26,945	$15,826
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
All significant intercompany transactions have been eliminated in consolidation. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for the fair statement of the Company's financial position, results of operations and cash flows have been included. Operating results for the three months ended March 31, 2013 are not necessarily indicative of the results that may be expected for the year ended December 31, 2013 or any other interim period.
These interim financial statements are unaudited and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") regarding interim financial reporting. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America ("GAAP") for complete consolidated financial statements and should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2012, which are included in the Company’s 2012 Annual Report on Form 10-K filed with the SEC on March 5, 2013 (the "Annual Report").
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
In December 2011, the FASB issued Accounting Standards Update ("ASU") 2011-11— "Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities" ("ASU 2011-11") and in January 2013, the FASB issued ASU 2013-01— "Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities" ("ASU 2013-01"). The issuance of ASU 2013-01 limited the scope of ASU 2011-11 to to derivatives, repurchase agreements and securities lending transactions to the extent that they are offset in the financial statements or subject to an enforceable master netting or similar agreement. The Company adopted this update effective January 1, 2013 and it did not have a material impact on the condensed consolidated financial statements.
In February 2013, the FASB issued an update to existing guidance on the presentation of comprehensive income. This update requires disclosure of significant amounts reclassified out of accumulated other comprehensive income by component and their corresponding effect on the respective line items of net income. The Company adopted this update effective January 1, 2013 and it did not have a material impact on the condensed consolidated financial statements.
In July 2012, the FASB amended the Intangibles — Goodwill and Other Topic of the Accounting Standards Codification ("ASC") that allows entities to make a qualitative assessment of whether it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount. If, after assessing the relevant information, an entity determines it is more likely than not that the fair value is more than the carrying amount, no additional work is necessary. If an entity determines it is more likely than not that the fair value is less than the carrying amount, then the entity is required to proceed to the quantitative approach. The amended guidance is effective for the Company in the annual test in the fourth quarter of 2013 and adoption is not expected to impact consolidated financial condition or results of operations.

Forum Energy Technologies, Inc. and subsidiaries
Notes to consolidated financial statements (continued)

3. Acquisitions
2012 Acquisitions
The Company completed four acquisitions in the fourth quarter 2012 for aggregate consideration of $139.5 million. These acquisitions, all of which are included in the Drilling & Subsea segment, included:

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

Contingent consideration from 2011 acquisitions
The total purchase consideration for two acquisitions completed in 2011, Wood Flowline Products, LLC ("WFP") and Phoinix Global, LLC ("Phoinix"), included two separate contingent consideration payments based on the acquired company's 2011 and 2012 calendar year earnings as defined in the purchase and sale agreements. The contingent consideration payment related to the WFP acquisition included a portion payable in shares. Upon resolution of the results of operations for WFP for the year ended December 31, 2011, the portion of the contingent consideration payable in shares of the Company's common stock was finalized and $3.3 million was reclassified to equity in March 2012. The cash portion of the contingent consideration payments based on WFP and Phoinix's 2011 earnings in the amount of $6.1 million and $12.1 million, respectively, were paid during the quarter ended June 30, 2012.
The fair values of the remaining contingent consideration liabilities for WFP and Phoinix relating to the 2012 calendar year were finalized as of December 31, 2012, upon resolution of the 2012 calendar year earnings, at $7.8 million and $7.9 million, respectively, and are included in "Contingent consideration liability" in the condensed consolidated balance sheets. These amounts will be paid out during the quarter ended June 30, 2013.
4. Inventories
The Company's significant components of inventory at March 31, 2013 and December 31, 2012 were as follows (in thousands):

	March 31, 2013	December 31, 2012
Raw materials and parts	$148,908	$145,970
Work in process	65,732	86,558
Finished goods	234,610	243,726
Gross inventories	449,250	476,254
Inventory reserve	(20,937)	(21,125)
Inventories	$428,313	$455,129

Forum Energy Technologies, Inc. and subsidiaries
Notes to consolidated financial statements (continued)

5. Goodwill and intangible assets
Goodwill
The changes in the carrying amount of goodwill from January 1, 2013 to March 31, 2013, were as follows (in thousands):

	Drilling & Subsea	Production & Infrastructure	Total
Goodwill Balance at January 1, 2013 net	$616,520	$79,279	$695,799
Purchase accounting adjustment	208	—	208
Impact of non-U.S. local currency translation	(10,687)	(118)	(10,805)
Goodwill Balance at March 31, 2013 net	$606,041	$79,161	$685,202
Intangible assets
Intangible assets consisted of the following as of March 31, 2013 and December 31, 2012, respectively (in thousands):

	March 31, 2013
	Gross carrying amount	Accumulated amortization	Net amortizable intangibles	Amortization period (in years)
Customer relationships	$237,711	$(51,539)	$186,172	4-15
Patents and technology	19,701	(4,764)	14,937	5-17
Non-compete agreements	5,793	(4,574)	1,219	3-6
Trade names	39,611	(8,824)	30,787	10-15
Distributor relationships	22,160	(10,334)	11,826	8-15
Trademark	5,230	—	5,230	Indefinite
Intangible Assets Total	$330,206	$(80,035)	$250,171

	December 31, 2012
	Gross carrying amount	Accumulated amortization	Net amortizable intangibles	Amortization period (in years)
Customer relationships	$241,358	$(49,766)	$191,592	4-15
Patents and technology	19,780	(4,360)	15,420	5-17
Non-compete agreements	5,880	(4,420)	1,460	3-6
Trade names	40,255	(8,680)	31,575	10-15
Distributor relationships	22,160	(10,018)	12,142	8-15
Trademark	5,230	—	5,230	Indefinite
Intangible Assets Total	$334,663	$(77,244)	$257,419

Forum Energy Technologies, Inc. and subsidiaries
Notes to consolidated financial statements (continued)

6. Debt
Notes payable and lines of credit as of March 31, 2013 and December 31, 2012 consisted of the following (in thousands):

	March 31, 2013	December 31, 2012
Senior secured revolving credit facility	$95,822	$122,480
Term loan	292,500	296,250
Other debt	272	1,975
Total debt	388,594	420,705
Less: current maturities	(22,576)	(20,504)
Long-term debt	$366,018	$400,201
The Company has a senior secured credit facility ("Credit Facility") with several financial institutions as lenders, which provides for a $600.0 million revolving credit facility with up to $75.0 million available for letters of credit and up to $25.0 million in swingline loans, and a term loan with an outstanding balance of $292.5 million at March 31, 2013. The Credit Facility matures in October 2016. Weighted average interest rates under the Credit Facility (without the effect of hedging) at March 31, 2013 and December 31, 2012 were 2.20% and 2.21%, respectively.
Availability under the Credit Facility was approximately $495.7 million at March 31, 2013. The Company was in compliance with all financial covenants at March 31, 2013.
Other debt
Other debt consists primarily of upfront annual insurance premiums that have been financed.
7. Income taxes
The Company's effective tax rate for the three months ended March 31, 2013 and 2012 was 32.5% and 34.0%, respectively. The tax provision for the first quarter of 2013 is lower than the comparable period in 2012 primarily due to lower tax rates on earnings in non-U.S. jurisdictions.
8. Fair value measurements
The Company has interest rate swaps with a total notional amount of $75.0 million that were executed to provide an economic hedge against the interest rate risk exposure. These swaps were not designated for hedge accounting at inception and are recorded at fair value, which is measured using the market approach valuation technique. These swaps have a fixed rate of 1.83% and expire in August 2013. The realized gains and losses are included in interest expense in the condensed consolidated statements of comprehensive income. At March 31, 2013 and December 31, 2012, the fair value of the swap agreements was recorded as a short-term liability of $0.5 million and $0.7 million, respectively.
In connection with the acquisitions of WFP and Phoinix, the total consideration included contingent consideration payments. The fair value of the contingent consideration for these acquisitions was estimated at the time of the respective acquisitions based on internal valuations of the expected earnings levels that the acquired companies were expected to achieve. The fair value was re-measured quarterly until finalized as of December 31, 2012 upon resolution of the 2012 calendar year earnings and the fair values are no longer variable after that time. These amounts will be paid out during the quarter ended June 30, 2013. Refer to Note 3, Acquisitions, for further discussion.

Forum Energy Technologies, Inc. and subsidiaries
Notes to consolidated financial statements (continued)

There were no outstanding financial assets as of March 31, 2013 and December 31, 2012 that required measuring the amounts at fair value on a recurring basis. The following fair value hierarchy table presents information about the Company’s financial liabilities measured at fair value on a recurring basis as of March 31, 2013 and December 31, 2012 (in thousands):

Balance as of March 31, 2013	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Liabilities
Interest rate derivatives	—	—	$519	$519
Total Liabilities	—	—	$519	$519
Balance as of December 31, 2012
Liabilities
Interest rate derivatives	—	—	$714	$714
Total Liabilities	—	—	$714	$714
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
At March 31, 2013, the carrying value of the Company's Credit Facility was $388.3 million. Substantially all of the debt incurs interest at a variable interest rate and, therefore, the carrying amount approximates fair value. The fair value of the debt is classified as a Level 2 measurement because interest rates charged are similar to other financial instruments with similar terms and maturities.
The Company did not change its valuation techniques associated with recurring fair value measurements from prior periods and there were no transfers between levels of the fair value hierarchy during the three months ended March 31, 2013.
The following table sets forth a reconciliation of changes for the three months ended March 31, 2013 in the fair value of financial liabilities classified as Level 3 in the fair value hierarchy (in thousands):

Interest rate derivatives
Balance as of December 31, 2012	$714
Total (Gains) or Losses (Realized or Unrealized):
Included in Earnings	(195)
Included in Other Comprehensive Income	—
Purchases, Issuances and Settlements	—
Transfers In and/or Out of Level 3	—
Balance as of March 31, 2013	$519

Forum Energy Technologies, Inc. and subsidiaries
Notes to consolidated financial statements (continued)

9. Business segments
The Company’s operations are divided into the following two operating segments, which are our reportable segments: Drilling & Subsea ("D&S") and Production & Infrastructure ("P&I"). The amounts indicated below as "Corporate" relate to costs and assets not allocated to the reportable segments. Summary financial data by segment follows (in thousands):

	Three Months Ended March 31,
	2013	2012
Revenue:
Drilling & Subsea	$221,939	$213,064
Production & Infrastructure	151,210	150,595
Intersegment eliminations	(150)	(170)
Total Revenue	$372,999	$363,489

Operating income:
Drilling & Subsea	$35,156	$45,996
Production & Infrastructure	21,374	29,692
Corporate	(7,173)	(4,099)
Total segment operating income	49,357	71,589
Contingent consideration expense	—	1,000
Transaction expenses	9	355
Loss on sale of assets	135	21
Income from operations	$49,213	$70,213
A summary of consolidated assets by reportable segment is as follows (in thousands):

	March 31, 2013	December 31, 2012
Assets
Drilling & Subsea	$1,386,578	$1,413,944
Production & Infrastructure	447,042	435,496
Corporate	37,915	43,540
Total assets	$1,871,535	$1,892,980

Forum Energy Technologies, Inc. and subsidiaries
Notes to consolidated financial statements (continued)

10. Earnings per share
The calculation of basic and diluted earnings per share for each period presented was as follows (dollars and shares in thousands, except per share amounts):

	Three Months Ended March 31,
	2013	2012
Net Income attributable to common stockholders	$31,940	$42,482

Average shares outstanding (basic)	88,533	67,960
Common stock equivalents	5,823	6,781
Diluted shares	94,356	74,741
Earnings per share
Basic earnings per share	$0.36	$0.63
Diluted earnings per share	$0.34	$0.57
The diluted earnings per share calculation excludes approximately 1.0 million and 0.1 million stock options for the three months ended March 31, 2013 and 2012, respectively, because they were anti-dilutive as the option exercise price was greater than the average market price of the common stock.
11. Commitments and contingencies
Litigation
In the ordinary course of business, the Company is, and in the future, could be involved in various pending or threatened legal actions, some of which may or may not be covered by insurance. Management has reviewed such pending judicial and legal proceedings, the reasonably anticipated costs and expenses in connection with such proceedings, and the availability and limits of insurance coverage, and has established reserves that are believed to be appropriate in light of those outcomes that are considered to be probable and can be reasonably estimated. The reserves accrued at March 31, 2013 and 2012, respectively, are immaterial. In the opinion of management, the Company's ultimate liability, if any, with respect to these actions is not expected to have a material adverse effect on the Company’s financial position, results of operations or cash flows.
12. Stockholders' equity
Warrants
During the three months ended March 31, 2013, the Company's largest shareholder converted all of its 6,366,072 warrants pursuant to the terms of a warrant agreement and received 4,227,358 shares the Company's common stock. As of March 31, 2013, approximately 382,000 warrants remained outstanding and were recorded to stockholders' equity at their fair value of $1.94 per warrant, which was determined at the time of issuance.
The remaining warrants expire the earlier of October 11, 2014 or upon the occurrence of certain other events.
Share-based compensation
During the three months ended March 31, 2013, the Company granted 342,880 options and 492,140 restricted stock and restricted stock units, which includes 110,720 performance share awards with a market condition. The stock options were granted on February 21, 2013 with an exercise price of $26.05. Of the restricted stock and restricted stock units granted, 359,820 vest ratably over four years on the anniversary of the grant date. On February 21, 2013, 21,600 restricted stock and restricted stock units were granted to the non-employee members of the Board of Directors, which have a thirteen month vesting period from the date of grant. The performance share awards granted may settle for between zero and two shares of the Company's common stock. The number of shares issued pursuant to the performance share awards will be determined based on the total shareholder return of the Company's common stock as compared to a group of peer companies, measured annually over a three-year performance period.

Forum Energy Technologies, Inc. and subsidiaries
Notes to condensed consolidated financial statements (continued)
(Unaudited)

13. Related party transactions
The Company entered into lease agreements for office and warehouse space with former owners of acquired companies or affiliates of a stockholder. The dollar amounts related to these related party activities are not significant to the Company’s consolidated financial statements.
The Company purchased inventory, services and fixed assets from an affiliate of a stockholder in amounts totaling $1.9 million and $1.4 million during the three months ended March 31, 2013 and 2012, respectively. The Company sold $0.5 million and $0.6 million of equipment and services to an affiliate of a stockholder during the three months ended March 31, 2013 and 2012, respectively.

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
•environmental liabilities;
•political, social and economic issues affecting the countries in which we do business;
•our ability to deliver our backlog in a timely fashion;
•our ability to implement new technologies and services;
•availability and terms of capital;
•general economic conditions;
•benefits of our acquisitions;
•availability of key management personnel;
•operating hazards inherent in our industry;
•the continued influence of our largest shareholder;
•the ability to establish and maintain effective internal control over financial reporting;
•the ability to operate effectively as a publicly traded company;
•financial strategy, budget, projections and operating results;
•uncertainty regarding our future operating results; and
•plans, objectives, expectations and intentions contained in this report that are not historical.

All forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q. We disclaim any obligation to update or revise these statements unless required by law, and you should not place undue reliance on these forward-looking statements. Although we believe that our plans, intentions and expectations reflected in or suggested by the forward-looking statements we make in this Quarterly Report on Form 10-Q are reasonable, we can give no assurance that these plans, intentions or expectations will be achieved. We disclose important factors that could cause our actual results to differ materially from our expectations in "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the "SEC") on March 5, 2013 and elsewhere in this Quarterly Report on Form 10-Q. These cautionary statements qualify all forward-looking statements attributable to us or persons acting on our behalf.
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

The table below shows average crude oil and natural gas prices for West Texas Intermediate crude oil (WTI), United Kingdom Brent crude oil (Brent), and Henry Hub natural gas:

	Three months ended
	March 31,	December 31,	March 31,
	2013	2012	2012
Average global oil, $/bbl
West Texas Intermediate	$94.30	$88.17	$102.99
United Kingdom Brent	$111.36	$107.16	$111.55

Average North American Natural Gas, $/Mcf
Henry Hub	$3.48	$3.40	$2.44
Crude oil prices appear adequate to generally maintain the current level of exploration and production activity, including the development of deepwater prospects, which stimulate demand for our subsea products and services. Current oil prices are also supporting a generally steady level of oil related activity, both offshore and onshore. Despite recent improvement, low levels of North American natural gas prices have negatively impacted certain areas of our business, principally those tied to products and services we provide to the pressure pumping service sector and the land based drilling industry. At the same time, abundant natural gas at relatively lower prices appears to be leading to redevelopment of U.S. petrochemical and process industry facilities, resulting in steady demand for our valve products.
Corresponding to the commodity price levels, the average active rig count data below, based on the weekly Baker Hughes Incorporated rig count, reflects a broad measure of industry activity and resultant demand for our drilling and production related products and services.

	Three months ended
	March 31,	December 31,	March 31,
	2013	2012	2012
Active Rigs by Location
United States	1,758	1,809	1,990
Canada	531	369	584
International	1,274	1,260	1,189
Global Active Rigs	3,563	3,438	3,763

Land vs. Offshore Rigs
Land	3,194	3,085	3,410
Offshore	369	353	353
Global Active Rigs	3,563	3,438	3,763

U.S. Commodity Target
Oil/Gas	1,330	1,383	1,263
Gas	424	423	722
Unclassified	4	3	5
Total U.S. Rigs	1,758	1,809	1,990

U.S. Well Path
Horizontal	1,126	1,110	1,172
Vertical	440	507	601
Directional	192	192	217
Total U.S. Active Rigs	1,758	1,809	1,990
The average U.S. rig count declined 3% from the fourth quarter 2012. As a result, demand for both consumable and capital products for drilling rigs and our flow equipment are experiencing a slow recovery.

There has been increased activity in the expansion and upgrade of refinery and petrochemical facilities and pipeline integrity efforts. These projects have generated steady levels of demand for our valve products. In addition, we have continued to see strong demand in our Production Equipment product line, and we have recently received increased orders for our Subsea vehicles and component parts.
Results of operations
We have grown our business both organically and through strategic acquisitions, including four acquisitions in the fourth quarter 2012. For additional information about these acquisitions, see Note 3 to the condensed consolidated financial statements in Item 1 of Part I of this quarterly report. For this reason, our results of operations for the 2013 period presented may not be comparable to historical results of operations for the 2012 period.

Three months ended March 31, 2013 compared with three months ended March 31, 2012

	Three Months Ended March 31,		Favorable / (Unfavorable)
	2013	2012	$	%
(in thousands of dollars, except per share information)
Revenue:
Drilling & Subsea	$221,939	$213,064	$8,875	4.2%
Production & Infrastructure	151,210	150,595	615	0.4%
Eliminations	(150)	(170)	20	11.8%
Total revenue	$372,999	$363,489	$9,510	2.6%
Operating income:
Drilling & Subsea	$35,156	$45,996	$(10,840)	(23.6)%
Operating income margin %	15.8%	21.6%
Production & Infrastructure	21,374	29,692	(8,318)	(28.0)%
Operating income margin %	14.1%	19.7%
Corporate	(7,173)	(4,099)	(3,074)	(75.0)%
Total segment operating income	$49,357	$71,589	$(22,232)	(31.1)%
Operating income margin %	13.2%	19.7%
Contingent consideration expense	—	1,000	1,000	*
Transaction expenses	9	355	346	97.5%
Loss on sale of assets	135	21	(114)	*
Income from operations	49,213	70,213	(21,000)	(29.9)%
Interest expense, net	3,363	5,786	2,423	41.9%
Foreign exchange (gains) losses and other, net	(1,467)	31	1,498	*
Other (income) expense, net	1,896	5,817	3,921	67.4%
Income before income taxes	47,317	64,396	(17,079)	(26.5)%
Income tax expense	15,379	21,885	6,506	29.7%
Net income	31,938	42,511	(10,573)	(24.9)%
Less: Income attributable to non-controlling interest	(2)	29	(31)	*
Income attributable to common stockholders	$31,940	$42,482	$(10,542)	(24.8)%

Weighted average shares outstanding
Basic	88,533	67,960
Diluted	94,356	74,741
Earnings per share
Basic	$0.36	$0.63
Diluted	$0.34	$0.57
* not meaningful

Revenue
Our revenue for the three months ended March 31, 2013 increased $9.5 million, or 2.6%, to $373.0 million compared to the three months ended March 31, 2012. For the three months ended March 31, 2013, our Drilling & Subsea segment and our Production & Infrastructure segment comprised 59.5% and 40.5% of our total revenue, respectively, which was consistent with the three months ended March 31, 2012. The revenue increase by operating segment consisted of the following:
Drilling & Subsea segment — Revenue increased $8.9 million, or 4.2%, to $221.9 million during the three months ended March 31, 2013 compared to the three months ended March 31, 2012. The four acquisitions in the fourth quarter 2012 contributed $27.8 million of higher revenue for the Drilling & Subsea segment in the first quarter of 2013, partially offset by decreases in demand for the Drilling Technologies product line resulting from the 11% decline in the North America rig activity.
Production & Infrastructure segment — Revenue increased $0.6 million, or 0.4%, to $151.2 million during the three months ended March 31, 2013 compared to the three months ended March 31, 2012. During the first quarter of 2013, shipments in our Production Equipment and Valve Solution product lines increased $20.2 million compared to the same period in the prior year, as we continue to invest in increasing production capacity to meet strong market demand for both of these product lines. Our Flow Equipment product line experienced a decrease in revenue as orders from our customers remain at significantly lower levels and we achieved record shipments in the first quarter 2012.
Segment operating income and segment operating margin percentage
Segment operating income for the three months ended March 31, 2013 decreased $22.2 million, or 31.1%, to $49.4 million compared to the three months ended March 31, 2012.The segment operating margin percentage is calculated by dividing segment operating income by revenue for the period. For the three months ended March 31, 2013, the segment operating margin percentage of 13.2% represents a decline of 650 basis points from the 19.7% operating margin percentage for three months ended March 31, 2012. The decline in operating margin percentage in each segment was derived as follows:
Drilling & Subsea segment — The operating margin percentage decreased 580 basis points to 15.8% for the three months ended March 31, 2013, from 21.6% for the three months ended March 31, 2012. The declines in operating margin percentage in the Drilling & Subsea segment occurred primarily in the Drilling Technologies product line. As a result of lower activity levels, which generally result in lower margins due to certain fixed costs, and due to production challenges specific to our tubular handling products. The Downhole Technologies product line has experienced margin pressure as we continue to invest in enhancements to manufacturing throughput. The operating margin percentage in the Subsea Technologies product line improved slightly on higher activity levels and as a result of the recent acquisitions. The operating margin percentage for the Drilling & Subsea segment improved 130 basis points sequentially from the fourth quarter 2012.
Production & Infrastructure segment — Operating margin percentage declined 560 basis points to 14.1% for the three months ended March 31, 2013, from 19.7% for the three months ended March 31, 2012. The declines in operating margin percentage in the Production & Infrastructure segment are attributable to lower margins in the Flow Equipment product line as both the Production Equipment and Valve Solutions product lines achieved higher margins in the quarter. In our Flow Equipment product line, we continue to experience lower margins on significantly lower activity levels, and during the quarter, we have experienced increased competition on price as we believe some of our competitors are aggressively marketing excess inventories. The operating margin percentage for the Production & Infrastructure segment improved 210 basis points sequentially from the fourth quarter 2012.
Corporate — Selling, general and administrative expenses for Corporate increased by $3.1 million, or 75.0%, for the three months ended March 31, 2013 compared to the three months ended March 31, 2012, which was before our initial public offering , due to higher personnel costs and various professional fees primarily related to costs associated with being a publicly traded company and complying with applicable regulations. Corporate costs included, among other items, payroll related costs for general management and management of finance and administration, legal, human resources and information technology; professional fees for legal, accounting and related services; and marketing costs.

Other items
Several items are not included in segment operating income, but are included in total operating income. These items include: contingent consideration, transaction expenses and gains/losses from the sale of assets. The contingent consideration expense we incurred during the three months ended March 31, 2012 was related to two acquisitions in 2011 in the Flow Equipment product line in which part of the purchase price was payable in cash and/or shares of the our common stock based on the earnings of the acquired entities through the end of 2012. The change in the amount of the accrual was recorded as part of operating income, and higher projected earnings of the acquired entities at the time resulted in a decrease to operating income of $1 million for the three months ended March 31, 2012. Transaction expenses relate to legal and other advisory costs incurred in acquiring businesses and are not considered to be part of segment operating income. These costs were not significant for the three months ended March 31, 2013 and 2012.
Interest expense
We incurred $3.4 million of interest expense during the three months ended March 31, 2013, a decrease of $2.4 million from the three months ended March 31, 2012. The decrease in interest expense was attributable to a lower debt level as we repaid a portion of our debt from the net proceeds of our initial public offering and concurrent private placement during the second quarter 2012, partially offset by an increase in debt levels incurred to finance the four acquisitions in the fourth quarter 2012.
Taxes
Tax expense includes current income taxes expected to be due based on taxable income to be reported during the periods in the various jurisdictions in which we conduct business, and deferred income taxes based on changes in the tax effect of temporary differences between the bases of assets and liabilities for financial reporting and tax purposes at the beginning and end of the respective periods. The effective tax rate, calculated by dividing total tax expense by income before income taxes, was 32.5% and 34.0% for the three months ended March 31, 2013 and 2012, respectively. The tax provision for the three months ended March 31, 2013 is lower than the comparable period in 2012 primarily due to lower tax rates on earnings in non-U.S. jurisdictions.
Liquidity and capital resources
Sources and uses of liquidity
At March 31, 2013, we had cash and cash equivalents of $26.9 million and total debt of $388.6 million. We believe that cash on hand, cash generated from operations and amounts available under the senior secured credit facility (the "Credit Facility") will be sufficient to fund operations, working capital needs, capital expenditure requirements and financing obligations for the foreseeable future.
Our total 2013 capital expenditure budget is approximately $64.0 million, which consists of, among other items, investments in constructing or expanding certain manufacturing facilities, purchasing of machinery and equipment, expanding our rental fleet of subsea equipment, and general maintenance capital expenditures of approximately $25.0 million. This budget does not include possible expenditures for future business acquisitions.
Although we do not budget for acquisitions, pursuing growth through acquisitions is a significant part of our business strategy. We expanded and diversified our product portfolio with the acquisition of four businesses in 2012 for total consideration (net of cash acquired) of approximately $139.5 million. We used cash on hand and borrowings under the Credit Facility to finance these acquisitions. We continue to actively review acquisition opportunities on an ongoing basis. Our ability to make significant additional acquisitions for cash may require us to obtain additional equity or debt financing, which we may not be able to obtain on terms acceptable to us or at all.

Our cash flows for the three months ended March 31, 2013 and 2012 are presented below (in millions):

	Three Months Ended March 31,
	2013	2012
Net cash provided by operating activities	$28.5	$20.9
Net cash used in investing activities	(11.4)	(13.8)
Net cash used in financing activities	(28.9)	(9.2)
Net decrease in cash and cash equivalents	$(14.1)	$(4.7)
Cash flows provided by operating activities
Net cash provided by operating activities was $28.5 million and $20.9 million for the three months ended March 31, 2013 and 2012, respectively. While net income decreased to $31.9 million for the three months ended March 31, 2013 from $42.5 million for the three months ended March 31, 2012, cash provided by operations increased as a result of lower incremental investments in working capital, primarily inventory, as compared to the prior year.
Cash flows used in investing activities
Net cash used in investing activities was $11.4 million and $13.8 million for the three months ended March 31, 2013 and 2012, respectively, a $2.3 million decrease. The decrease was attributable to a lower investment in property and equipment of $10.1 million during the three months ended March 31, 2013 compared an investment of $12.3 million during the three months ended March 31, 2012. Additionally, $1.5 million was used to settle working capital adjustments arising from the four fourth quarter 2012 acquisitions during the three months ended March 31, 2013 compared with $2.8 million used for acquisitions in the three months ended March 31, 2012.
Cash flows provided by (used in) financing activities
Net cash used in financing activities was $28.9 million for the three months ended March 31, 2013, compared to $9.2 million for the three months ended March 31, 2012. The increase is cash used in financing activities was primarily due to a larger net pay down on a portion of the outstanding borrowings under the revolving portion of the Credit Facility during the three months ended March 31, 2013 compared to the prior year.
Credit Facility
Our Credit Facility with several financial institutions as lenders provides for a $600.0 million revolving credit facility with up to $75.0 million available for letters of credit and up to $25.0 million in swingline loans, and a term loan with an outstanding balance of $292.5 million at March 31, 2013. The Credit Facility matures in October 2016. Weighted average interest rates under the Credit Facility (without the effect of hedging) at March 31, 2013 and December 31, 2012 were 2.20% and 2.21%, respectively.
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
Availability under the Credit Facility, giving effect to the financial covenants provided therein, was approximately $495.7 million at March 31, 2013. We were in compliance with all financial covenants at March 31, 2013 and December 31, 2012.
Off-balance sheet arrangements
As of March 31, 2013, we had no off-balance sheet instruments or financial arrangements, other than operating leases entered into in the ordinary course of business.
Contractual obligations
Except for the repayment of a portion of outstanding borrowings under the revolving portion of the Credit Facility as discussed above, there have been no material changes in our contractual obligations and commitments disclosed in the Annual Report.

Critical accounting policies and estimates
There have been no material changes in our critical accounting policies and procedures during the three months ended March 31, 2013. For a detailed discussion of our critical accounting policies and estimates, refer to our 2012 Annual Report on Form 10-K.
Recent accounting pronouncements
In December 2011, the FASB issued Accounting Standards Update ("ASU") 2011-11— "Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities" ("ASU 2011-11") and in January 2013, the FASB issued ASU 2013-01— "Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities" ("ASU 2013-01"). The issuance of ASU 2013-01 limited the scope of ASU 2011-11 to to derivatives, repurchase agreements and securities lending transactions to the extent that they are offset in the financial statements or subject to an enforceable master netting or similar agreement. The Company adopted this update effective January 1, 2013 and it did not have a material impact on the condensed consolidated financial statements.
In February 2013, the FASB issued an update to existing guidance on the presentation of comprehensive income. This update requires disclosure of significant amounts reclassified out of accumulated other comprehensive income by component and their corresponding effect on the respective line items of net income. The Company adopted this update effective January 1, 2013 and it did not have a material impact on the condensed consolidated financial statements.
In July 2012, the FASB amended the Intangibles — Goodwill and Other Topic of the Accounting Standards Codification ("ASC") that allows entities to make a qualitative assessment of whether it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount. If, after assessing the relevant information, an entity determines it is more likely than not that the fair value is more than the carrying amount, no additional work is necessary. If an entity determines it is more likely than not that the fair value is less than the carrying amount, then the entity is required to proceed to the quantitative approach. The amended guidance is effective for the Company in the annual test in the fourth quarter of 2013 and adoption is not expected to impact consolidated financial condition or results of operations.

Item 3. Quantitative and qualitative disclosures about market risk
We are currently exposed to market risk from changes in foreign currency and changes in interest rates. From time to time, we may enter into derivative financial instrument transactions to manage or reduce our market risk, but we do not enter into derivative transactions for speculative purposes.
There have been no significant changes to our market risk since December 31, 2012. For a discussion of our exposure to market risk, refer to Part II, Item 7(a), “Quantitative and Qualitative Disclosures About Market Risk,” in our 2012 Annual Report on Form 10-K
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our management, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b) as of March 31, 2013. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2013 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
Refer to Note 11, Commitments and Contingencies, in Part I, Item 1, Financial Statements, for a discussion of our legal proceedings, which is incorporated into this Item 1 of Part II by reference.
Item 1A. Risk Factors
For additional information about our risk factors, see "Risk Factors" in Item 1A of our Annual Report.

Item 6. Exhibits

Exhibit
Number		DESCRIPTION

10.1*	—	Form of Restricted Stock Unit Agreement (Directors).

10.2*	—	Form of Restricted Stock Agreement (Directors).

10.3*	—	Form of Restricted Stock Unit Agreement (Employees and Consultants).

10.4*	—	Form of Nonstatutory Stock Option Agreement (Employees and Consultants).

10.5*	—	Form of Performance Share Award Agreement (Employees and Consultants).

10.6*	—	Forum Energy Technologies, Inc. Deferred Compensation and Restoration Plan.

31.1*	—	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	—	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	—	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	—	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**†	—	XBRL Instance Document.

101.SCH**†	—	XBRL Taxonomy Extension Schema Document.

101.CAL**†	—	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB**†	—	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE**†	—	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF**†	—	XBRL Taxonomy Extension Definition Linkbase Document.

* Filed herewith.

** Furnished herewith.

†Pursuant to Rule 406T of Regulation S-T, the Interactive data Files in the Exhibit 101 hereto are not deemed filed or part of any registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are not deemed filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES
As required by Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has authorized this report to be signed on its behalf by the undersigned authorized individuals.

FORUM ENERGY TECHNOLOGIES, INC.
Date:	May 3, 2013	By:	/s/ James W. Harris
James W. Harris
Senior Vice President and Chief Financial Officer
(As Duly Authorized Officer and Principal Financial Officer)

		By:	/s/ Tylar K. Schmitt
Tylar K. Schmitt
Vice President and Corporate Controller
(As Duly Authorized Officer and Principal Accounting Officer)