Form 10-Q
period 2013-06-30
FORUM ENERGY TECHNOLOGIES, INC.
filed 2013-08-02
CIK 1401257

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________________
FORM 10-Q
___________________________________

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of July 29, 2013, there were 92,412,032 common shares outstanding.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements
Forum Energy Technologies, Inc. and subsidiaries
Condensed consolidated statements of comprehensive income
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share information)	2013	2012	2013	2012
Net sales	$367,887	$373,512	$740,886	$737,001
Cost of sales	253,404	250,710	511,597	487,756
Gross profit	114,483	122,802	229,289	249,245
Operating expenses
Selling, general and administrative expenses	65,654	56,205	131,103	111,059
Contingent consideration expense	—	(4,900)	—	(3,900)
Impairment of intangible assets	—	1,161	—	1,161
Transaction expenses	1,806	442	1,815	797
Loss (gain) on sale of assets and other	(115)	56	20	77
Total operating expenses	67,345	52,964	132,938	109,194
Operating income	47,138	69,838	96,351	140,051
Other expense (income)
Interest expense	3,111	3,623	6,474	9,409
Foreign exchange (gains) losses and other, net	1,019	335	(448)	366
Total other expense	4,130	3,958	6,026	9,775
Income before income taxes	43,008	65,880	90,325	130,276
Provision for income tax expense	13,068	21,742	28,447	43,627
Net income	29,940	44,138	61,878	86,649
Less: Income attributable to noncontrolling interest	21	17	19	46
Net income attributable to common stockholders	29,919	44,121	61,859	86,603

Weighted average shares outstanding
Basic	91,032	82,495	89,790	75,248
Diluted	94,606	89,794	94,501	81,990
Earnings per share
Basic	$0.33	$0.53	$0.69	$1.15
Diluted	$0.32	$0.49	$0.65	$1.06

Other comprehensive income, net of tax:
Net income	29,940	44,138	61,878	86,649
Change in foreign currency translation, net of tax of $0	(2,154)	(6,740)	(24,903)	3,767
Comprehensive income	27,786	37,398	36,975	90,416
Less: comprehensive loss (income) attributable to noncontrolling interests	20	28	82	(36)
Comprehensive income attributable to common stockholders	$27,806	$37,426	$37,057	$90,380
The accompanying notes are an integral part of these condensed consolidated financial statements.

Forum Energy Technologies, Inc. and subsidiaries
Condensed consolidated balance sheets
(Unaudited)

(in thousands, except share information)	June 30, 2013	December 31, 2012
Assets
Current assets
Cash and cash equivalents	$199,480	$41,063
Accounts receivable—trade, net	245,668	228,947
Inventories	425,085	455,129
Prepaid expenses and other current assets	15,281	12,744
Costs and estimated profits in excess of billings	17,200	6,551
Deferred income taxes, net	31,898	30,443
Total current assets	934,612	774,877
Property and equipment, net of accumulated depreciation	162,594	152,983
Deferred financing costs, net	6,985	8,045
Intangibles	244,519	257,419
Goodwill	684,375	695,799
Other long-term assets	4,135	3,857
Total assets	$2,037,220	$1,892,980
Liabilities and equity
Current liabilities
Current portion of long-term debt	$26,338	$20,504
Accounts payable—trade	97,481	98,990
Accrued liabilities	86,434	93,701
Contingent consideration liability	—	15,664
Deferred revenue	28,709	33,720
Billings in excess of costs and profits recognized	22,547	17,582
Derivative instruments	115	714
Total current liabilities	261,624	280,875
Long-term debt, net of current portion	504,207	400,201
Deferred income taxes, net	54,357	49,749
Other long-term liabilities	81	—
Total liabilities	820,269	730,825
Commitments and contingencies
Equity
Common stock, $0.01 par value, 296,000,000 shares authorized, 92,373,751 and 87,543,173 shares issued	924	875
Additional paid-in capital	808,616	764,635
Treasury stock at cost, 3,397,097 and 3,377,599 shares	(26,464)	(25,933)
Warrants	716	26,394
Retained earnings	457,460	395,601
Accumulated other comprehensive loss	(24,902)	(100)
Total stockholders’ equity	1,216,350	1,161,472
Noncontrolling interest in subsidiary	601	683
Total equity	1,216,951	1,162,155
Total liabilities and equity	$2,037,220	$1,892,980
The accompanying notes are an integral part of these condensed consolidated financial statements.

Forum Energy Technologies, Inc. and subsidiaries
Condensed consolidated statements of cash flows
(Unaudited)

	Six Months Ended June 30,
(in thousands, except share information)	2013	2012
Cash flows from operating activities
Net income	$61,878	$86,649
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation expense	17,191	15,030
Amortization of intangible assets	11,060	10,075
Payment of contingent consideration included in operating activities	—	(7,127)
Share-based compensation expense	8,173	3,161
Change in contingent consideration	—	(3,900)
Deferred income taxes	3,153	1,194
Impairment of intangible assets	—	1,161
Other	907	1,558
Changes in operating assets and liabilities
Accounts receivable—trade	(20,325)	(24,121)
Inventories	23,905	(77,531)
Prepaid expenses and other current assets	(2,840)	5,798
Accounts payable, deferred revenue and other accrued liabilities	(8,362)	19,581
Billings in excess of costs and estimated profits earned, net	(5,285)	(6,476)
Net cash provided by operating activities	$89,455	$25,052
Cash flows from investing activities
Acquisition of businesses, net of cash acquired	(2,611)	(2,839)
Capital expenditures for property and equipment	(30,065)	(25,137)
Proceeds from sale of property and equipment	382	2,678
Net cash used in investing activities	$(32,294)	$(25,298)
Cash flows from financing activities
Borrowings on long-term debt	177,923	78,464
Repayment of long-term debt	(68,083)	(383,797)
Proceeds of IPO, net of offering costs	—	256,880
Proceeds from concurrent private placement	—	50,000
Payment of contingent consideration	(11,435)	(11,100)
Excess tax benefits from stock based compensation	2,791	89
Repurchases of stock	(531)	—
Proceeds from stock issuance	3,314	3,991
Deferred financing costs	(13)	(15)
Net cash provided by (used in) financing activities	$103,966	$(5,488)
Effect of exchange rate changes on cash	(2,710)	(12)
Net increase (decrease) in cash and cash equivalents	158,417	(5,746)
Cash and cash equivalents
Beginning of period	41,063	20,548
End of period	$199,480	$14,802
Noncash investing and financing activities
Payment of contingent consideration via stock	$4,075	$3,341
Insurance policy financed through notes payable	—	6,348
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
All significant intercompany transactions have been eliminated in consolidation. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for the fair statement of the Company's financial position, results of operations and cash flows have been included. Operating results for the six months ended June 30, 2013 are not necessarily indicative of the results that may be expected for the year ended December 31, 2013 or any other interim period.
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
In December 2011, the FASB issued Accounting Standards Update ("ASU") 2011-11— "Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities" ("ASU 2011-11") and in January 2013, the FASB issued ASU 2013-01— "Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities" ("ASU 2013-01"). The issuance of ASU 2013-01 limited the scope of ASU 2011-11 to derivatives, repurchase agreements and securities lending transactions to the extent that they are offset in the financial statements or subject to an enforceable master netting or similar agreement. The Company adopted this update effective January 1, 2013 and it did not have a material impact on the condensed consolidated financial statements.
In February 2013, the FASB issued an update to existing guidance on the presentation of comprehensive income. This update requires disclosure of significant amounts reclassified out of accumulated other comprehensive income by component and their corresponding effect on the respective line items of net income. The Company adopted this update effective January 1, 2013 with the appropriate disclosures and it did not have a material impact on the condensed consolidated financial statements.
In July 2012, the FASB amended the Intangibles — Goodwill and Other Topic (Topic 350) of the Accounting Standards Codification that allows entities to make a qualitative assessment of whether it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount. If, after assessing the relevant information, an entity determines it is more likely than not that the fair value is more than the carrying amount, no additional work is necessary. If an entity determines it is more likely than not that the fair value is less than the carrying amount, then the entity is required to proceed to the quantitative approach. The amended guidance is effective for the Company in the annual test in the fourth quarter of 2013 and adoption is not expected to impact consolidated financial condition or results of operations.

Forum Energy Technologies, Inc. and subsidiaries
Notes to condensed consolidated financial statements (continued)
(Unaudited)

3. Acquisitions
2013 Acquisitions
Effective July 1, 2013, the Company completed the following three acquisitions for aggregate consideration of approximately $232.0 million:

•
Blohm + Voss Oil Tools GmbH and related entities ("B+V"), a manufacturer of pipe handling equipment used on offshore and onshore drilling rigs with locations in Hamburg, Germany and Willis, Texas. B+V will be included in the Drilling & Subsea segment;

•
Moffat 2000 Ltd. ("Moffat"), a Newcastle, England based manufacturer of subsea pipeline inspection gauge launching and receiving systems, and subsea connectors. Moffat will be included in the Drilling & Subsea segment; and

•
The joint purchase of Global Tubing, LLC ("Global Tubing") with an equal partner, with management retaining a small interest. Global Tubing is a Dayton, Texas based provider of coiled tubing strings and related services. The Company's equity investment will be reported in the Production & Infrastructure segment and will be accounted for using the equity method of accounting.

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
Upon resolution of the results of operations for WFP for the year ended December 31, 2012, the portion of the contingent consideration payable in shares of the Company's common stock was finalized and $4.1 million was reclassified to equity in May 2013. The cash portion of the contingent consideration payments based on WFP and Phoinix's 2012 earnings in the amount of $3.5 million and $7.9 million, respectively, were paid during the quarter ended June 30, 2013.

Forum Energy Technologies, Inc. and subsidiaries
Notes to condensed consolidated financial statements (continued)
(Unaudited)

4. Inventories
The Company's significant components of inventory at June 30, 2013 and December 31, 2012 were as follows (in thousands):

	June 30, 2013	December 31, 2012
Raw materials and parts	$131,510	$145,970
Work in process	78,880	86,558
Finished goods	235,615	243,726
Gross inventories	446,005	476,254
Inventory reserve	(20,920)	(21,125)
Inventories	$425,085	$455,129
5. Goodwill and intangible assets
Goodwill
The changes in the carrying amount of goodwill from January 1, 2013 to June 30, 2013, were as follows (in thousands):

	Drilling & Subsea	Production & Infrastructure	Total
Goodwill Balance at January 1, 2013 net	$616,520	$79,279	$695,799
Purchase accounting adjustment	97	—	97
Impact of non-U.S. local currency translation	(11,254)	(267)	(11,521)
Goodwill Balance at June 30, 2013 net	$605,363	$79,012	$684,375

Forum Energy Technologies, Inc. and subsidiaries
Notes to condensed consolidated financial statements (continued)
(Unaudited)

Intangible assets
Intangible assets consisted of the following as of June 30, 2013 and December 31, 2012, respectively (in thousands):

	June 30, 2013
	Gross carrying amount	Accumulated amortization	Net amortizable intangibles	Amortization period (in years)
Customer relationships	$237,536	$(55,406)	$182,130	4-15
Patents and technology	19,703	(5,179)	14,524	5-17
Non-compete agreements	5,793	(4,729)	1,064	3-6
Trade names	39,612	(9,549)	30,063	10-15
Distributor relationships	22,160	(10,652)	11,508	8-15
Trademark	5,230	—	5,230	Indefinite
Intangible Assets Total	$330,034	$(85,515)	$244,519

	December 31, 2012
	Gross carrying amount	Accumulated amortization	Net amortizable intangibles	Amortization period (in years)
Customer relationships	$241,358	$(49,766)	$191,592	4-15
Patents and technology	19,780	(4,360)	15,420	5-17
Non-compete agreements	5,880	(4,420)	1,460	3-6
Trade names	40,255	(8,680)	31,575	10-15
Distributor relationships	22,160	(10,018)	12,142	8-15
Trademark	5,230	—	5,230	Indefinite
Intangible Assets Total	$334,663	$(77,244)	$257,419
6. Debt
Notes payable and lines of credit as of June 30, 2013 and December 31, 2012 consisted of the following (in thousands):

	June 30, 2013	December 31, 2012
Senior secured revolving credit facility	$241,500	$122,480
Term loan	288,750	296,250
Other debt	295	1,975
Total debt	530,545	420,705
Less: current maturities	(26,338)	(20,504)
Long-term debt	$504,207	$400,201
The Company has a senior secured credit facility ("Credit Facility") with several financial institutions as lenders, which provides for a $600.0 million revolving credit facility with up to $75.0 million available for letters of credit and up to $25.0 million in swingline loans, and a term loan with an outstanding balance of $288.8 million at June 30, 2013. The Credit Facility matures in October 2016. Weighted average interest rates under the Credit Facility (without the effect of hedging) at June 30, 2013 and December 31, 2012 were 2.20% and 2.21%, respectively.
Availability under the Credit Facility was approximately $346.1 million at June 30, 2013. There have been no changes to the financial covenants disclosed in Item 7 of the Annual Report and the Company was in compliance with all financial covenants at June 30, 2013.
Other debt
Other debt consists primarily of upfront annual insurance premiums that have been financed.

Forum Energy Technologies, Inc. and subsidiaries
Notes to condensed consolidated financial statements (continued)
(Unaudited)

7. Income taxes
The Company's effective tax rate for the six months ended June 30, 2013 and 2012 was 31.5% and 33.5%, respectively. The tax provision for the second quarter of 2013 is lower than the comparable period in 2012 primarily due to a higher proportion of our earnings outside the United States in jurisdictions subject to lower tax rates. The effective tax rate can vary from period to period depending on the relative mix of U.S. and non-U.S. earnings.
8. Fair value measurements
The Company has interest rate swaps with a total notional amount of $75.0 million that were executed to provide an economic hedge against the interest rate risk exposure. These swaps were not designated for hedge accounting at inception and are recorded at fair value, which is measured using the market approach valuation technique. These swaps have a fixed rate of 1.83% and expire in August 2013. The realized gains and losses are included in interest expense in the condensed consolidated statements of comprehensive income. At June 30, 2013 and December 31, 2012, the fair value of the swap agreements was recorded as a short-term liability of $0.1 million and $0.7 million, respectively.
In connection with the acquisitions of WFP and Phoinix, the total consideration included contingent consideration payments. The fair value of the contingent consideration for these acquisitions was estimated at the time of the respective acquisitions based on internal valuations of the earnings levels that the acquired companies were expected to achieve. The fair value was re-measured quarterly until finalized as of December 31, 2012 upon resolution of the 2012 calendar year earnings and the fair values are no longer variable after that time. These amounts were paid out during the quarter ended June 30, 2013. Refer to Note 3, Acquisitions, for further discussion.
At June 30, 2013, the carrying value of the Company's Credit Facility was $530.3 million. Substantially all of the debt incurs interest at a variable interest rate and, therefore, the carrying amount approximates fair value. The fair value of the debt is classified as a Level 2 measurement because interest rates charged are similar to other financial instruments with similar terms and maturities.
There were no other outstanding financial assets as of June 30, 2013 and December 31, 2012 that required measuring the amounts at fair value on a recurring basis. The Company did not change its valuation techniques associated with recurring fair value measurements from prior periods and there were no transfers between levels of the fair value hierarchy during the six months ended June 30, 2013.

Forum Energy Technologies, Inc. and subsidiaries
Notes to condensed consolidated financial statements (continued)
(Unaudited)

9. Business segments
The Company’s operations are divided into the following two operating segments, which are our reportable segments: Drilling & Subsea ("D&S") and Production & Infrastructure ("P&I"). The amounts indicated below as "Corporate" relate to costs and assets not allocated to the reportable segments. Summary financial data by segment follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Revenue:
Drilling & Subsea	$209,198	$222,651	$431,137	$435,715
Production & Infrastructure	158,905	151,080	310,115	301,675
Intersegment eliminations	(216)	(219)	(366)	(389)
Total Revenue	$367,887	$373,512	$740,886	$737,001

Operating income:
Drilling & Subsea	$32,906	$46,382	$68,062	$92,378
Production & Infrastructure	22,824	24,859	44,198	54,551
Corporate	(6,901)	(4,644)	(14,074)	(8,743)
Total segment operating income	48,829	66,597	98,186	138,186
Contingent consideration expense	—	(4,900)	—	(3,900)
Intangible asset impairment	—	1,161	—	1,161
Transaction expenses	1,806	442	1,815	797
Loss (gain) on sale of assets and other	(115)	56	20	77
Income from operations	$47,138	$69,838	$96,351	$140,051
A summary of consolidated assets by reportable segment is as follows (in thousands):

	June 30, 2013	December 31, 2012
Assets
Drilling & Subsea	$1,420,287	$1,413,944
Production & Infrastructure	425,212	435,496
Corporate	191,721	43,540
Total assets	$2,037,220	$1,892,980

Forum Energy Technologies, Inc. and subsidiaries
Notes to condensed consolidated financial statements (continued)
(Unaudited)

10. Earnings per share
The calculation of basic and diluted earnings per share for each period presented was as follows (dollars and shares in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net Income attributable to common stockholders	$29,919	$44,121	$61,859	$86,603

Average shares outstanding (basic)	91,032	82,495	89,790	75,248
Common stock equivalents	3,574	7,299	4,711	6,742
Diluted shares	94,606	89,794	94,501	81,990
Earnings per share
Basic earnings per share	$0.33	$0.53	$0.69	$1.15
Diluted earnings per share	$0.32	$0.49	$0.65	$1.06
The diluted earnings per share calculation excludes approximately 0.3 million and 1.2 million stock options for the three months ended June 30, 2013 and 2012, respectively, and 0.2 million and 0.8 million stock options for the six months ended June 30, 2013 and 2012, respectively, because they were anti-dilutive as the option exercise price was greater than the average market price of the common stock.
11. Commitments and contingencies
In the ordinary course of business, the Company is, and in the future, could be involved in various pending or threatened legal actions, some of which may or may not be covered by insurance. Management has reviewed such pending judicial and legal proceedings, the reasonably anticipated costs and expenses in connection with such proceedings, and the availability and limits of insurance coverage, and has established reserves that are believed to be appropriate in light of those outcomes that are considered to be probable and can be reasonably estimated. The reserves accrued at June 30, 2013 and 2012, respectively, are immaterial. In the opinion of management, the Company's ultimate liability, if any, with respect to these actions is not expected to have a material adverse effect on the Company’s financial position, results of operations or cash flows.
12. Stockholders' equity
Warrants
During the six months ended June 30, 2013, the Company's largest shareholder converted all of its 6,366,072 warrants pursuant to the terms of a warrant agreement and received 4,227,358 shares the Company's common stock. As of June 30, 2013, approximately 370,000 warrants remained outstanding and were recorded to stockholders' equity at their fair value of $1.94 per warrant, which was determined at the time of issuance.
The remaining warrants expire the earlier of October 11, 2014 or upon the occurrence of certain other events.
Share-based compensation
During the six months ended June 30, 2013, the Company granted 342,880 options and 492,140 restricted stock and restricted stock units, which includes 110,720 performance share awards with a market condition. The stock options were granted on February 21, 2013 with an exercise price of $26.05. Of the restricted stock and restricted stock units granted, 359,820 vest ratably over four years on the anniversary of the grant date. On February 21, 2013, 21,600 restricted stock and restricted stock units were granted to the non-employee members of the Board of Directors, which have a thirteen month vesting period from the date of grant. The performance share awards granted may settle for between zero and two shares of the Company's common stock. The number of shares issued pursuant to the performance share awards will be determined based on the total shareholder return of the Company's common stock as compared to a group of peer companies, measured annually over a three-year performance period.

Forum Energy Technologies, Inc. and subsidiaries
Notes to condensed consolidated financial statements (continued)
(Unaudited)

13. Related party transactions
The Company entered into lease agreements for office and warehouse space with former owners of acquired companies or affiliates of a director. The dollar amounts related to these related party activities are not significant to the Company’s consolidated financial statements.
The Company purchased inventory, services and fixed assets from an affiliate of a director in amounts totaling $3.5 million and $2.4 million during the six months ended June 30, 2013 and 2012, respectively. The Company sold $0.6 million and $1.0 million of equipment and services to an affiliate of a director during the six months ended June 30, 2013 and 2012, respectively.

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
Overview
We are a global oilfield products company, serving the subsea, drilling, completion, production and infrastructure sectors of the oil and natural gas industry. We design, manufacture and distribute products, and engage in aftermarket services, parts supply and related services that complement our product offering. Our product offering includes a mix of highly engineered capital products and frequently replaced items that are consumed in the exploration, development, production and transportation of oil and natural gas. Our capital products are directed at: drilling rig equipment for new rigs, upgrades and refurbishment projects; subsea construction and development projects; the placement of production equipment on new producing wells; and downstream capital projects. Our engineered systems are critical components used on drilling rigs or in the course of subsea operations, while our consumable products are used to maintain efficient and safe operations at well sites in the well construction process, within the supporting infrastructure, and at processing centers and refineries. Historically, a little more than half of our revenue is derived from activity-based consumable products, while the balance is derived from capital products and a small amount from rental and other services.
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

The table below shows average crude oil and natural gas prices for West Texas Intermediate crude oil (WTI), United Kingdom Brent crude oil (Brent), and Henry Hub natural gas:

	Three months ended
	June 30,	March 31,	June 30,
	2013	2013	2012
Average global oil, $/bbl
West Texas Intermediate	$94.14	$94.30	$93.30
United Kingdom Brent	$103.43	$111.36	$109.29

Average North American Natural Gas, $/Mcf
Henry Hub	$4.02	$3.48	$2.28
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

	Three months ended
	June 30,	March 31,	June 30,
	2013	2013	2012
Active Rigs by Location
United States	1,761	1,758	1,970
Canada	152	531	177
International	1,306	1,274	1,229
Global Active Rigs	3,219	3,563	3,376

Land vs. Offshore Rigs
Land	2,834	3,194	3,020
Offshore	385	369	356
Global Active Rigs	3,219	3,563	3,376

U.S. Commodity Target
Oil/Gas	1,396	1,330	1,373
Gas	359	424	593
Unclassified	6	4	4
Total U.S. Rigs	1,761	1,758	1,970

U.S. Well Path
Horizontal	1,098	1,126	1,169
Vertical	450	440	572
Directional	213	192	229
Total U.S. Active Rigs	1,761	1,758	1,970
The average U.S. rig count remained relatively flat from the first quarter 2013. As a result, demand for both consumable and capital products for drilling rigs and our flow equipment products are experiencing a slow recovery.

However, we have continued to see strong demand in our Production Equipment and Downhole Technologies product lines, both of which are driven by the number of well completions.
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

Three months ended June 30, 2013 compared with three months ended June 30, 2012

	Three Months Ended June 30,		Favorable / (Unfavorable)
	2013	2012	$	%
(in thousands of dollars, except per share information)
Revenue:
Drilling & Subsea	$209,198	$222,651	$(13,453)	(6.0)%
Production & Infrastructure	158,905	151,080	7,825	5.2%
Eliminations	(216)	(219)	3	1.4%
Total revenue	$367,887	$373,512	$(5,625)	(1.5)%
Operating income:
Drilling & Subsea	$32,906	$46,382	$(13,476)	(29.1)%
Operating income margin %	15.7%	20.8%
Production & Infrastructure	22,824	24,859	(2,035)	(8.2)%
Operating income margin %	14.4%	16.5%
Corporate	(6,901)	(4,644)	(2,257)	(48.6)%
Total segment operating income	$48,829	$66,597	$(17,768)	(26.7)%
Operating income margin %	13.3%	17.8%
Contingent consideration expense	—	(4,900)	(4,900)	100.0%
Impairment of intangible assets	—	1,161	1,161	100.0%
Transaction expenses	1,806	442	(1,364)	(308.6)%
Loss (gain) on sale of assets and other	(115)	56	171	*
Income from operations	47,138	69,838	(22,700)	(32.5)%
Interest expense, net	3,111	3,623	512	14.1%
Foreign exchange (gains) losses and other, net	1,019	335	(684)	*
Other (income) expense, net	4,130	3,958	(172)	(4.3)%
Income before income taxes	43,008	65,880	(22,872)	(34.7)%
Income tax expense	13,068	21,742	8,674	39.9%
Net income	29,940	44,138	(14,198)	(32.2)%
Less: Income attributable to non-controlling interest	21	17	4	*
Income attributable to common stockholders	$29,919	$44,121	$(14,202)	(32.2)%

Weighted average shares outstanding
Basic	91,032	82,495
Diluted	94,606	89,794
Earnings per share
Basic	$0.33	$0.53
Diluted	$0.32	$0.49
* not meaningful

Revenue
Our revenue for the three months ended June 30, 2013 decreased $5.6 million, or 1.5%, to $367.9 million compared to the three months ended June 30, 2012. For the three months ended June 30, 2013, our Drilling & Subsea segment and our Production & Infrastructure segment comprised 56.9% and 43.1% of our total revenue, respectively, which compared to 59.6% and 40.4% of total revenue, respectively, for the three months ended June 30, 2012. The changes in revenue by operating segment consisted of the following:
Drilling & Subsea segment — Revenue decreased $13.5 million, or 6.0%, to $209.2 million during the three months ended June 30, 2013 compared to the three months ended June 30, 2012. The decrease in revenue year-over-year occurred in the Drilling Technologies product line, attributable primarily to the 11% decline in North America rig activity. While we have seen orders for drilling equipment increase sequentially the last two quarters, up 17% in the second quarter 2013 over the first quarter 2013, the higher orders are attributable to shipments destined outside North America with longer lead times, which did not result in revenue recognized in the second quarter 2013. The revenue in the three months ended June 30, 2013 included amounts from the ongoing activity of the four acquisitions that occurred in the fourth quarter of 2012.
Production & Infrastructure segment — Revenue increased $7.8 million, or 5.2%, to $158.9 million during the three months ended June 30, 2013 compared to the three months ended June 30, 2012. During the second quarter of 2013, shipments in our Production Equipment and Valve Solutions product lines increased $19.7 million compared to the same period in the prior year as we continue to add new customers and invest in increasing production capacity to meet strong market demand. Partially offsetting these increases, our Flow Equipment product line experienced a decrease in revenue. While our level of orders from our Flow Equipment customers have remained relatively flat over the last three quarters, the orders are at significantly lower levels compared to the 2012 period.
Segment operating income and segment operating margin percentage
Segment operating income for the three months ended June 30, 2013 decreased $17.8 million, or 26.7%, to $48.8 million compared to the three months ended June 30, 2012. The segment operating margin percentage is calculated by dividing segment operating income by revenue for the period. For the three months ended June 30, 2013, the segment operating margin percentage of 13.3% represents a decline of 450 basis points from the 17.8% operating margin percentage for three months ended June 30, 2012. The decline in operating margin percentage in each segment was derived as follows:
Drilling & Subsea segment — The operating margin percentage decreased 510 basis points to 15.7% for the three months ended June 30, 2013, from 20.8% for the three months ended June 30, 2012. The decline in operating margin percentage is primarily attributable to deteriorating operating leverage in the Drilling Technologies product line, coupled with a disproportionate reduction in shipments of higher margin capital equipment in the second quarter 2013. The reduced operating leverage is a result of lower activity levels, which generally result in lower margins due to certain fixed costs. We have continued to carry a higher cost base in the Drilling Technologies product line in anticipation of improved North American rig activity that has not occurred. Contributing to the lower operating margin percentage, the Downhole Technologies product line has likewise experienced a shift in demand towards lower margin, international projects.
Production & Infrastructure segment — Operating margin percentage declined 210 basis points to 14.4% for the three months ended June 30, 2013, from 16.5% for the three months ended June 30, 2012. The declines in operating margin percentage in the Production & Infrastructure segment are attributable primarily to lower margins in the Flow Equipment product line, where we continue to experience lower margins on significantly lower activity levels. Furthermore, the Flow Equipment product line experienced increased pricing pressure due to excess inventory in the overall market. Low margins in the Flow Equipment product line were partially offset by improved operating margin percentages in our Production Equipment product line on higher volumes and enhanced automation of production processes.
Corporate — Selling, general and administrative expenses for Corporate increased by $2.3 million, or 48.6%, for the three months ended June 30, 2013 compared to the three months ended June 30, 2012, due to higher personnel costs and various professional fees primarily associated with being a publicly traded company and complying with applicable regulations. Corporate costs included, among other items, payroll related costs for general management and management of finance and administration, legal, human resources and information technology; professional fees for external legal, accounting and related services; and marketing costs.

Other items
Several items are not included in segment operating income, but are included in total operating income. These items include: contingent consideration, impairment of intangible assets, transaction expenses and gains/losses from the sale of assets. The contingent consideration credit recorded during the three months ended June 30, 2012 was related to two 2011 acquisitions in the Flow Equipment product line for which part of the purchase price was payable in cash and/or shares of our common stock based on the earnings of the acquired entities through the end of 2012. The change in the amount of the accrual was recorded as part of operating income, and the reduction in the estimated amount of this obligation at the time resulted in an increase to operating income of $4.9 million for the three months ended June 30, 2012. Transaction expenses relate to legal and other advisory costs incurred in acquiring businesses and are not considered to be part of segment operating income. These costs were $1.8 million for the three months ended June 30, 2013, primarily attributable to three acquisitions closed effective July 1, 2013, and $0.4 million for the three months ended June 30, 2012, respectively. Refer to Note 3, Acquisitions, for further information.
Interest expense
We incurred $3.1 million of interest expense during the three months ended June 30, 2013, a decrease of $0.5 million from the three months ended June 30, 2012. The decrease in interest expense was attributable to a lower debt level as we repaid a portion of our debt from operating cash flow and from the net proceeds of our initial public offering and concurrent private placement during the second quarter 2012, partially offset by an increase in debt incurred to finance the four acquisitions completed in the fourth quarter 2012.
Taxes
Tax expense includes current income taxes expected to be due based on taxable income to be reported during the periods in the various jurisdictions in which we conduct business, and deferred income taxes based on changes in the tax effect of temporary differences between the bases of assets and liabilities for financial reporting and tax purposes at the beginning and end of the respective periods. The effective tax rate, calculated by dividing total tax expense by income before income taxes, was 30.4% and 33.0% for the three months ended June 30, 2013 and 2012, respectively. The tax provision for the three months ended June 30, 2013 is lower than the comparable period in 2012 primarily due to a higher proportion of our earnings being derived in jurisdictions outside the U.S. subject to lower tax rates.

Six months ended June 30, 2013 compared with six months ended June 30, 2012

	Six Months Ended June 30,		Favorable / (Unfavorable)
	2013	2012	$	%
(in thousands of dollars, except per share information)
Revenue:
Drilling & Subsea	$431,137	$435,715	$(4,578)	(1.1)%
Production & Infrastructure	310,115	301,675	8,440	2.8%
Eliminations	(366)	(389)	23	5.9%
Total revenue	$740,886	$737,001	$3,885	0.5%
Operating income:
Drilling & Subsea	$68,062	$92,378	$(24,316)	(26.3)%
Operating income margin %	15.8%	21.2%
Production & Infrastructure	44,198	54,551	(10,353)	(19.0)%
Operating income margin %	14.3%	18.1%
Corporate	(14,074)	(8,743)	(5,331)	(61.0)%
Total segment operating income	$98,186	$138,186	$(40,000)	(28.9)%
Operating income margin %	13.3%	18.7%
Contingent consideration expense	—	(3,900)	(3,900)	100.0%
Impairment of intangible assets	—	1,161	1,161	100.0%
Transaction expenses	1,815	797	(1,018)	(127.7)%
Loss (gain) on sale of assets and other	20	77	57	74.0%
Income from operations	96,351	140,051	(43,700)	(31.2)%
Interest expense, net	6,474	9,409	2,935	31.2%
Foreign exchange (gains) losses and other, net	(448)	366	814	*
Other (income) expense, net	6,026	9,775	3,749	38.4%
Income before income taxes	90,325	130,276	(39,951)	(30.7)%
Income tax expense	28,447	43,627	15,180	34.8%
Net income	61,878	86,649	(24,771)	(28.6)%
Less: Income attributable to non-controlling interest	19	46	(27)	*
Income attributable to common stockholders	$61,859	$86,603	$(24,744)	(28.6)%

Weighted average shares outstanding
Basic	89,790	75,248
Diluted	94,501	81,990
Earnings per share
Basic	$0.69	$1.15
Diluted	$0.65	$1.06
* not meaningful

Revenue
Our revenue for the six months ended June 30, 2013 increased $3.9 million, or 0.5%, to $740.9 million compared to the six months ended June 30, 2012. For the six months ended June 30, 2013, our Drilling & Subsea segment and our Production & Infrastructure segment comprised 58.2% and 41.8% of our total revenue, respectively, which was consistent with the six months ended June 30, 2012. The revenue increase by operating segment consisted of the following:
Drilling & Subsea segment — Revenue decreased $4.6 million, or 1.1%, to $431.1 million during the six months ended June 30, 2013 compared to the six months ended June 30, 2012. This decrease was attributable to the reduced shipments for the Drilling Technologies product line, which resulted from the decline in the North America rig activity. The revenue in the six months ended June 30, 2013 included amounts from the ongoing activity of the four acquisitions that occurred in the fourth quarter of 2012.
Production & Infrastructure segment — Revenue increased $8.4 million, or 2.8%, to $310.1 million during the six months ended June 30, 2013 compared to the six months ended June 30, 2012. During the first six months of 2013, shipments in our Production Equipment and Valve Solutions product lines increased $39.9 million compared to the same period in the prior year, as we continue add new customers for our Production Equipment product line and invest in increasing production capacity to meet strong market demand. Partially offsetting these increases, our Flow Equipment product line experienced a decrease in revenue as orders from our customers remain at significantly lower levels compared to the 2012 period.
Segment operating income and segment operating margin percentage
Segment operating income for the six months ended June 30, 2013 decreased $40.0 million, or 28.9%, to $98.2 million compared to the six months ended June 30, 2012.The segment operating margin percentage is calculated by dividing segment operating income by revenue for the period. For the six months ended June 30, 2013, the segment operating margin percentage of 13.3% represents a decline of 540 basis points from the 18.7% operating margin percentage for six months ended June 30, 2012. The decline in operating margin percentage in each segment was derived as follows:
Drilling & Subsea segment — The operating margin percentage decreased 540 basis points to 15.8% for the six months ended June 30, 2013, from 21.2% for the six months ended June 30, 2012.The decline in operating margin percentage is primarily attributable to deteriorating operating leverage in the Drilling Technologies product line, coupled with a disproportionate reduction in shipments of higher margin capital equipment in the first six months of 2013. The reduced operating leverage is a result of lower activity levels, which generally result in lower margins due to certain fixed costs. We have continued to carry a higher cost base in the Drilling Technologies product line in anticipation of improved North American rig activity that has not occurred. Contributing to the lower operating margin percentage, the Downhole Technologies product line has likewise experienced a shift in demand towards lower margin international projects.
Production & Infrastructure segment — Operating margin percentage declined 380 basis points to 14.3% for the six months ended June 30, 2013, from 18.1% for the six months ended June 30, 2012. The declines in operating margin percentage in the Production & Infrastructure segment are attributable to lower margins in the Flow Equipment product line, where we continue to experience lower margins on significantly lower activity levels, and we have experienced increased pricing pressure due to excess inventory in the overall market. Low margins in the Flow Equipment product line were partially offset by improved operating margin percentages in our Production Equipment product line on higher volumes and enhanced automation of production processes.
Corporate — Selling, general and administrative expenses for Corporate increased by $5.3 million, or 61.0%, for the six months ended June 30, 2013 compared to the six months ended June 30, 2012 due to higher personnel costs and various professional fees primarily associated with being a publicly traded company and complying with applicable regulations as more than half of the prior period was before our initial public offering. Corporate costs included, among other items, payroll related costs for general management and management of finance and administration, legal, human resources and information technology; professional fees for external legal, accounting and related services; and marketing costs.

Other items
Several items are not included in segment operating income, but are included in total operating income. These items include: contingent consideration, transaction expenses and gains/losses from the sale of assets. The contingent consideration credit recorded during the six months ended June 30, 2012 was related to two acquisitions in 2011 in the Flow Equipment product line in which part of the purchase price was payable in cash and/or shares of the our common stock based on the earnings of the acquired entities through the end of 2012. The change in the amount of the accrual was recorded as part of operating income, and the reduction in estimated amount of this obligation at the time resulted in an increase to operating income of $3.9 million for the six months ended June 30, 2012. Transaction expenses relate to legal and other advisory costs incurred in acquiring businesses and are not considered to be part of segment operating income. These costs were $1.8 million for the six months ended June 30, 2013, primarily attributable to three acquisitions closed effective July 1, 2013, and $0.8 million for the six months ended June 30, 2012. Refer to Note 3, Acquisitions, for further information.
Interest expense
We incurred $6.5 million of interest expense during the six months ended June 30, 2013, a decrease of $2.9 million from the six months ended June 30, 2012. The decrease in interest expense was attributable to a lower debt level as we repaid a portion of our debt from operating cash flows and from the net proceeds of our initial public offering and concurrent private placement during the second quarter 2012, partially offset by an increase in debt incurred to finance the four acquisitions completed in the fourth quarter 2012.
Taxes
Tax expense includes current income taxes expected to be due based on taxable income to be reported during the periods in the various jurisdictions in which we conduct business, and deferred income taxes based on changes in the tax effect of temporary differences between the bases of assets and liabilities for financial reporting and tax purposes at the beginning and end of the respective periods. The effective tax rate, calculated by dividing total tax expense by income before income taxes, was 31.5% and 33.5% for the six months ended June 30, 2013 and 2012, respectively. The tax provision for the six months ended June 30, 2013 is lower than the comparable period in 2012 primarily due to a higher proportion of our earnings outside the United States in jurisdictions subject to lower tax rates.
Liquidity and capital resources
Sources and uses of liquidity
At June 30, 2013, we had cash and cash equivalents of $199.5 million and total debt of $530.5 million. The increase in cash resulted from draws on our senior secured credit facility (the "Credit Facility") in anticipation of closing and funding three acquisitions on July 1, 2013. We believe that cash on hand, cash generated from operations and amounts available under our Credit Facility will be sufficient to fund operations, working capital needs, capital expenditure requirements and financing obligations for the foreseeable future.
Our total 2013 capital expenditure budget is approximately $64.0 million, which consists of, among other items, investments in constructing or expanding certain manufacturing facilities, purchases of machinery and equipment, expansion of our rental fleet of subsea equipment, and general maintenance capital expenditures of approximately $25.0 million. This budget does not include possible expenditures for future business acquisitions.
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
Subsequent to June 30, 2013, we completed three acquisitions for aggregate consideration of approximately $232.0 million, each of which were financed with cash on hand and borrowings under the Credit Facility. The three acquisitions included the following:

•
Blohm + Voss Oil Tools GmbH and related entities ("B+V"), a manufacturer of pipe handling equipment used on offshore and onshore drilling rigs with locations in Hamburg, Germany and Willis, Texas. B+V will be included in the Drilling & Subsea segment;

•
Moffat 2000 Ltd. ("Moffat"), a Newcastle, England based manufacturer of subsea pipeline inspection gauge launching and receiving systems, and subsea connectors. Moffat will be included in the Drilling & Subsea segment; and

•
The joint purchase of Global Tubing, LLC ("Global Tubing") with an equal partner, with management retaining a small interest. Global Tubing is a Dayton, Texas based provider of coiled tubing strings and related services. The Company's equity investment will be reported in the Production & Infrastructure segment and will be accounted for using the equity method of accounting.

Our cash flows for the six months ended June 30, 2013 and 2012 are presented below (in millions):

	Six Months Ended June 30,
	2013	2012
Net cash provided by operating activities	$89.5	$25.1
Net cash used in investing activities	(32.3)	(25.3)
Net cash provided by (used in) financing activities	104.0	(5.5)
Net increase (decrease) in cash and cash equivalents	$158.4	$(5.7)
Cash flows provided by operating activities
Net cash provided by operating activities was $89.5 million and $25.1 million for the six months ended June 30, 2013 and 2012, respectively. While net income decreased to $61.9 million for the six months ended June 30, 2013 from $86.6 million for the six months ended June 30, 2012, cash provided by operations increased as a result of lower incremental investments in working capital, primarily inventory, as compared to the prior year.
Cash flows used in investing activities
Net cash used in investing activities was $32.3 million and $25.3 million for the six months ended June 30, 2013 and 2012, respectively, a $7.0 million increase. The increase was attributable to a higher investment in property and equipment of $30.1 million during the six months ended June 30, 2013 compared to an investment of $25.1 million during the six months ended June 30, 2012. Additionally, net proceeds from sale of property and equipment of $0.4 million during the six months ended June 30, 2013 was $2.3 million lower than the net proceeds of $2.7 million in the six months ended June 30, 2012.
Cash flows provided by (used in) financing activities
Net cash provided by financing activities was $104.0 million for the six months ended June 30, 2013 and consisted primarily of net borrowings of long-term debt of $109.8 million. Net cash used in financing activities was $5.5 million for the six months ended June 30, 2012 and consisted primarily of (1) net proceeds from our initial public offering and concurrent private placement, which were used to pay down a portion of the outstanding borrowings under the revolving portion of our Credit Facility, and (2) payment of contingent consideration.
Credit Facility
Our Credit Facility provides for a $600.0 million revolving credit facility, with up to $75.0 million available for letters of credit and up to $25.0 million in swingline loans, and a term loan with an outstanding balance of $288.8 million at June 30, 2013. Our Credit Facility had an outstanding balance of $241.5 million at June 30, 2013 and matures in October 2016. Weighted average interest rates under our Credit Facility (without the effect of hedging) at June 30, 2013 and December 31, 2012 were 2.20% and 2.21%, respectively.
Future borrowings under the revolving portion of our Credit Facility will be available for working capital and other general corporate purposes, including permitted acquisitions. It is anticipated that the revolving portion of the Credit Facility will be available to be drawn on and repaid during the term thereof as long as we are in compliance with the terms of the credit agreement, including certain financial covenants.

Availability under the Credit Facility, giving effect to the financial covenants provided therein, was approximately $346.1 million at June 30, 2013. There have been no changes to the financial covenants disclosed in Item 7 of our 2012 Annual Report on Form 10-K and we were in compliance with all financial covenants at June 30, 2013 and December 31, 2012.
Off-balance sheet arrangements
As of June 30, 2013, we had no off-balance sheet instruments or financial arrangements, other than operating leases entered into in the ordinary course of business.
Contractual obligations
Except for net borrowings under the revolving portion of our Credit Facility as discussed above, there have been no material changes in our contractual obligations and commitments disclosed in the Annual Report.
Critical accounting policies and estimates
There have been no material changes in our critical accounting policies and procedures during the six months ended June 30, 2013. For a detailed discussion of our critical accounting policies and estimates, refer to our 2012 Annual Report on Form 10-K.
Recent accounting pronouncements
In December 2011, the FASB issued Accounting Standards Update ("ASU") 2011-11— "Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities" ("ASU 2011-11") and in January 2013, the FASB issued ASU 2013-01— "Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities" ("ASU 2013-01"). The issuance of ASU 2013-01 limited the scope of ASU 2011-11 to derivatives, repurchase agreements and securities lending transactions to the extent that they are offset in the financial statements or subject to an enforceable master netting or similar agreement. The Company adopted this update effective January 1, 2013 and it did not have a material impact on the condensed consolidated financial statements.
In February 2013, the FASB issued an update to existing guidance on the presentation of comprehensive income. This update requires disclosure of significant amounts reclassified out of accumulated other comprehensive income by component and their corresponding effect on the respective line items of net income. The Company adopted this update effective January 1, 2013 with the appropriate disclosures and it did not have a material impact on the condensed consolidated financial statements.
In July 2012, the FASB amended the Intangibles — Goodwill and Other Topic (Topic 350) of the Accounting Standards Codification that allows entities to make a qualitative assessment of whether it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount. If, after assessing the relevant information, an entity determines it is more likely than not that the fair value is more than the carrying amount, no additional work is necessary. If an entity determines it is more likely than not that the fair value is less than the carrying amount, then the entity is required to proceed to the quantitative approach. The amended guidance is effective for the Company in the annual test in the fourth quarter of 2013 and adoption is not expected to impact consolidated financial condition or results of operations.

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
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our management, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b) as of June 30, 2013. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2013 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
Refer to Note 11, Commitments and Contingencies, in Part I, Item 1, Financial Statements, for a discussion of our legal proceedings, which is incorporated into this Item 1 of Part II by reference.
Item 1A. Risk Factors
For additional information about our risk factors, see "Risk Factors" in Item 1A of our Annual Report.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Shares of common stock purchased and placed in treasury during the three months ended June 30, 2013 were as follows:

Period	Total number of shares purchased (a)	Average price paid per share	Total number of shares purchased as part of publicly announced plan or programs	Maximum number of shares that may yet be purchased under the plan or program (b)
April 1, 2013 - April 30, 2013	19,498	$27.23	—	—
May 1, 2013 - May 31, 2013	—	$—	—	—
June 1, 2013 - June 30, 2013	—	$—	—	—
Total	19,498	$27.23	—	—
(a) All of the 19,498 shares purchased during the three months ended June 30, 2013 were acquired from employees in connection with the settlement of income tax and related benefit withholding obligations arising from the vesting of restricted stock grants. These shares were not part of a publicly announced program to purchase common shares.
(b) Forum does not have any publicly announced equity securities repurchase plans or programs.

Item 6. Exhibits

Exhibit
Number		DESCRIPTION

10.1*	—	Employee Stock Purchase Plan

31.1*	—	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	—	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	—	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	—	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**†	—	XBRL Instance Document.

101.SCH**†	—	XBRL Taxonomy Extension Schema Document.

101.CAL**†	—	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB**†	—	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE**†	—	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF**†	—	XBRL Taxonomy Extension Definition Linkbase Document.

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

FORUM ENERGY TECHNOLOGIES, INC.
Date:	August 2, 2013	By:	/s/ James W. Harris
James W. Harris
Senior Vice President and Chief Financial Officer
(As Duly Authorized Officer and Principal Financial Officer)

		By:	/s/ Tylar K. Schmitt
Tylar K. Schmitt
Vice President and Corporate Controller
(As Duly Authorized Officer and Principal Accounting Officer)