Form 10-Q
period 2013-09-30
FORUM ENERGY TECHNOLOGIES, INC.
filed 2013-11-04
CIK 1401257

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________________
FORM 10-Q
___________________________________

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2013
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of October 30, 2013, there were 92,637,828 common shares outstanding.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements
Forum Energy Technologies, Inc. and subsidiaries
Condensed consolidated statements of comprehensive income
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share information)	2013	2012	2013	2012
Net sales	$390,192	$347,767	$1,131,078	$1,084,768
Cost of sales	265,021	231,273	776,618	719,029
Gross profit	125,171	116,494	354,460	365,739
Operating expenses
Selling, general and administrative expenses	71,594	55,821	202,697	166,880
Contingent consideration expense	—	(700)	—	(4,600)
Impairment of intangible assets	—	—	—	1,161
Transaction expenses	376	85	2,191	882
Loss (gain) on sale of assets and other	209	(1,616)	229	(1,539)
Total operating expenses	72,179	53,590	205,117	162,784
Earnings from equity investment	2,946	—	2,946	—
Operating income	55,938	62,904	152,289	202,955
Other expense (income)
Interest expense	4,373	3,592	10,847	13,001
Foreign exchange (gains) losses and other, net	2,311	764	1,863	1,130
Deferred loan costs written off	2,149	—	2,149	—
Total other expense	8,833	4,356	14,859	14,131
Income before income taxes	47,105	58,548	137,430	188,824
Provision for income tax expense	13,924	17,605	42,371	61,232
Net income	33,181	40,943	95,059	127,592
Less: Income attributable to noncontrolling interest	40	20	59	66
Net income attributable to common stockholders	33,141	40,923	95,000	127,526

Weighted average shares outstanding
Basic	91,443	84,993	90,347	78,041
Diluted	94,734	92,339	94,527	84,940
Earnings per share
Basic	$0.36	$0.48	$1.05	$1.63
Diluted	$0.35	$0.44	$1.01	$1.50

Other comprehensive income, net of tax:
Net income	33,181	40,943	95,059	127,592
Change in foreign currency translation, net of tax of $0	24,114	10,441	(789)	14,198
Comprehensive income	57,295	51,384	94,270	141,790
Less: comprehensive loss (income) attributable to noncontrolling interests	(32)	(11)	50	(47)
Comprehensive income attributable to common stockholders	$57,263	$51,373	$94,320	$141,743
The accompanying notes are an integral part of these condensed consolidated financial statements.

Forum Energy Technologies, Inc. and subsidiaries
Condensed consolidated balance sheets
(Unaudited)

(in thousands, except share information)	September 30, 2013	December 31, 2012
Assets
Current assets
Cash and cash equivalents	$28,201	$41,063
Accounts receivable—trade, net	250,261	228,947
Inventories	454,738	455,129
Prepaid expenses and other current assets	22,488	12,744
Costs and estimated profits in excess of billings	18,501	6,551
Deferred income taxes, net	40,006	30,443
Total current assets	814,195	774,877
Property and equipment, net of accumulated depreciation	174,773	152,983
Deferred financing costs, net	11,885	8,045
Intangibles	307,558	257,419
Goodwill	791,823	695,799
Investment in unconsolidated subsidiary	62,277	—
Other long-term assets	5,773	3,857
Total assets	$2,168,284	$1,892,980
Liabilities and equity
Current liabilities
Current portion of long-term debt	$31,110	$20,504
Accounts payable—trade	111,103	98,990
Accrued liabilities	96,612	93,701
Contingent consideration liability	—	15,664
Deferred revenue	18,793	33,720
Billings in excess of costs and profits recognized	12,996	17,582
Derivative instruments	—	714
Total current liabilities	270,614	280,875
Long-term debt, net of current portion	499,990	400,201
Deferred income taxes, net	105,101	49,749
Other long-term liabilities	8,491	—
Total liabilities	884,196	730,825
Commitments and contingencies
Equity
Common stock, $0.01 par value, 296,000,000 shares authorized, 92,621,203 and 87,543,173 shares issued	926	875
Additional paid-in capital	818,774	764,635
Treasury stock at cost, 3,408,128 and 3,377,599 shares	(26,783)	(25,933)
Warrants	716	26,394
Retained earnings	490,601	395,601
Accumulated other comprehensive loss	(779)	(100)
Total stockholders’ equity	1,283,455	1,161,472
Noncontrolling interest in subsidiary	633	683
Total equity	1,284,088	1,162,155
Total liabilities and equity	$2,168,284	$1,892,980
The accompanying notes are an integral part of these condensed consolidated financial statements.

Forum Energy Technologies, Inc. and subsidiaries
Condensed consolidated statements of cash flows
(Unaudited)

	Nine Months Ended September 30,
(in thousands, except share information)	2013	2012
Cash flows from operating activities
Net income	$95,059	$127,592
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation expense	26,498	23,134
Amortization of intangible assets	17,478	14,971
Share-based compensation expense	15,442	5,553
Deferred income taxes	11,474	(1,545)
Deferred loan costs written off	2,149	—
Earnings from equity investment	(2,946)	—
Payment of contingent consideration included in operating activities	—	(7,127)
Change in contingent consideration	—	(4,600)
Impairment of intangible assets	—	1,161
Other	582	608
Changes in operating assets and liabilities
Accounts receivable—trade	441	(18,815)
Inventories	35,264	(95,948)
Prepaid expenses and other current assets	(12,175)	10,330
Accounts payable, deferred revenue and other accrued liabilities	(9,012)	16,180
Billings in excess of costs and estimated profits earned, net	(16,127)	3,164
Net cash provided by operating activities	$164,127	$74,658
Cash flows from investing activities
Acquisition of businesses, net of cash acquired	(181,717)	(2,839)
Investment in unconsolidated subsidiary	(112,241)	—
Distribution from unconsolidated subsidiary	64,228	—
Capital expenditures for property and equipment	(44,717)	(37,779)
Proceeds from sale of property and equipment	739	4,784
Net cash used in investing activities	$(273,708)	$(35,834)
Cash flows from financing activities
Borrowings on long-term debt	345,520	78,517
Repayment of long-term debt	(235,346)	(432,789)
Proceeds of IPO, net of offering costs	—	256,381
Proceeds from concurrent private placement	—	50,000
Payment of contingent consideration	(11,435)	(11,100)
Excess tax benefits from stock based compensation	4,225	6,990
Repurchases of stock	(850)	(56)
Proceeds from stock issuance	4,768	10,128
Deferred financing costs	(7,600)	(16)
Net cash provided by (used in) financing activities	$99,282	$(41,945)
Effect of exchange rate changes on cash	(2,563)	505
Net increase (decrease) in cash and cash equivalents	(12,862)	(2,616)
Cash and cash equivalents
Beginning of period	41,063	20,548
End of period	$28,201	$17,932
Noncash investing and financing activities
Payment of contingent consideration via stock	$4,075	$3,341
Insurance policy financed through notes payable	—	6,348
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
The Company's investment in an operating entity where the Company has the ability to exert significant influence, but does not control operating and financial policies, is accounted for using the equity method. The Company's share of the net income of this entity is recorded as "Earnings from equity investment" in the condensed consolidated statements of comprehensive income. The investment in this entity is included in "Investment in unconsolidated subsidiary" in the condensed consolidated balance sheets. The Company reports its share of equity earnings within operating income as the investee's operations are similar in nature to the operations of the Company.
In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for the fair statement of the Company's financial position, results of operations and cash flows have been included. Operating results for the nine months ended September 30, 2013 are not necessarily indicative of the results that may be expected for the year ended December 31, 2013 or any other interim period.
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
In July 2012, the FASB amended the Intangibles — Goodwill and Other (Topic 350) of the Accounting Standards Codification that allows entities to make a qualitative assessment of whether it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount. If, after assessing the relevant information, an entity determines it is more likely than not that the fair value is more than the carrying amount, no additional work is necessary. If an entity determines it is more likely than not that the fair value is less than the carrying amount, then the entity is required to proceed to the quantitative approach. The amended guidance is effective for the Company in the

Forum Energy Technologies, Inc. and subsidiaries
Notes to condensed consolidated financial statements (continued)
(Unaudited)

annual test in the fourth quarter of 2013 and adoption is not expected to impact consolidated financial condition or results of operations.
3. Acquisitions
2013 Acquisitions
Effective July 1, 2013, the Company completed the following two acquisitions for aggregate consideration of approximately $180.0 million:

•
Blohm + Voss Oil Tools GmbH and related entities ("B+V"), a manufacturer of pipe handling equipment used on offshore and onshore drilling rigs with locations in Hamburg, Germany and Willis, Texas. In connection with this acquisition, the Company assumed responsibility for the liabilities of B+V's pension plan. The plan had an unfunded balance of approximately $7.9 million at the time of acquisition. B+V is included in the Drilling & Subsea segment; and

•
Moffat 2000 Ltd. ("Moffat"), a Newcastle, England based manufacturer of subsea pipeline inspection gauge launching and receiving systems, and subsea connectors. Moffat is included in the Drilling & Subsea segment.

The following table summarizes the preliminary fair values of the assets acquired and liabilities assumed at the date of the acquisition (in thousands):

2013 Acquisitions
Current assets, net of cash acquired	$60,574
Property and equipment	4,545
Intangible assets (primarily customer relationships)	65,751
Non-tax-deductible goodwill	94,234
Current liabilities	(18,240)
Long term liabilities	(7,879)
Deferred tax liabilities	(19,880)
Net assets acquired	$179,105
2012 Acquisitions
The Company completed four acquisitions in the fourth quarter 2012 for aggregate consideration of $139.5 million. These acquisitions, all of which are included in the Drilling & Subsea segment, were:

•	Syntech Technology, Inc. ("Syntech"), a Lorton, Virginia based manufacturer of syntactic foam buoyancy materials used for ROVs and other deepwater flotation applications;

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

Forum Energy Technologies, Inc. and subsidiaries
Notes to condensed consolidated financial statements (continued)
(Unaudited)

Contingent consideration from 2011 acquisitions
The total purchase consideration for two acquisitions completed in 2011, Wood Flowline Products, LLC ("WFP") and Phoinix Global, LLC ("Phoinix"), included two separate contingent consideration payments based on each of the acquired company's 2011 and 2012 calendar year earnings as defined in the applicable purchase and sale agreement. The contingent consideration payment related to the WFP acquisition included a portion payable in shares. Upon resolution of the results of operations for WFP for the year ended December 31, 2011, the portion of the contingent consideration payable in shares of the Company's common stock was finalized and $3.3 million was reclassified to equity in March 2012. The cash portion of the contingent consideration payments based on WFP's and Phoinix's 2011 earnings in the amount of $6.1 million and $12.1 million, respectively, were paid during the quarter ended June 30, 2012.
Upon resolution of the results of operations for WFP for the year ended December 31, 2012, the portion of the contingent consideration payable in shares of the Company's common stock was finalized and $4.1 million was reclassified to equity in May 2013. The cash portion of the contingent consideration payments based on WFP's and Phoinix's 2012 earnings in the amount of $3.5 million and $7.9 million, respectively, were paid during the quarter ended June 30, 2013.
4. Investment in unconsolidated subsidiary
Effective July 1, 2013, the Company jointly purchased Global Tubing, LLC ("Global Tubing") with an equal partner, with management retaining a small interest. Global Tubing is a Dayton, Texas based provider of coiled tubing strings and related services. The Company's equity investment is reported in the Production & Infrastructure segment and is accounted for using the equity method of accounting. As part of the purchase, the Company paid $113.0 million to purchase all of the shares of ARC Global Tubing, L.P., the only asset of ARC Global Tubing, L.P. being its interest in Global Tubing. Our partner purchased the remaining interest in Global Tubing, not directly retained by management. In conjunction with the purchase, the joint venture made distributions to the new owners from borrowed funds. The Company received a disproportionate share totaling $64.2 million, making each partner's net investment $48.8 million. The investment in the unconsolidated subsidiary was increased at the time of purchase by approximately $10.6 million to record a deferred tax liability, causing the gross investment recorded to equal $59.4 million. This deferred tax liability is related to the difference between our investment in the unconsolidated subsidiary for financial reporting purposes and our outside tax basis in the limited liability company. Since the initial investment, the Company recorded $2.9 million of earnings for the three months ended September 30, 2013, and therefore, the investment was $62.3 million at September 30, 2013.
5. Inventories
The Company's significant components of inventory at September 30, 2013 and December 31, 2012 were as follows (in thousands):

	September 30, 2013	December 31, 2012
Raw materials and parts	$136,868	$145,970
Work in process	72,188	86,558
Finished goods	269,483	243,726
Gross inventories	478,539	476,254
Inventory reserve	(23,801)	(21,125)
Inventories	$454,738	$455,129

Forum Energy Technologies, Inc. and subsidiaries
Notes to condensed consolidated financial statements (continued)
(Unaudited)

6. Goodwill and intangible assets
Goodwill
The changes in the carrying amount of goodwill from January 1, 2013 to September 30, 2013, were as follows (in thousands):

	Drilling & Subsea	Production & Infrastructure	Total
Goodwill Balance at January 1, 2013 net	$616,520	$79,279	$695,799
Acquisitions and measurement period adjustments	94,331	—	94,331
Impact of non-U.S. local currency translation	1,888	(195)	1,693
Goodwill Balance at September 30, 2013 net	$712,739	$79,084	$791,823
Intangible assets
Intangible assets consisted of the following as of September 30, 2013 and December 31, 2012, respectively (in thousands):

	September 30, 2013
	Gross carrying amount	Accumulated amortization	Net amortizable intangibles	Amortization period (in years)
Customer relationships	$284,198	$(61,856)	$222,342	4-15
Patents and technology	35,575	(5,880)	29,695	5-17
Non-compete agreements	6,538	(4,877)	1,661	3-6
Trade names	48,347	(10,912)	37,435	10-15
Distributor relationships	22,160	(10,965)	11,195	8-15
Trademark	5,230	—	5,230	Indefinite
Intangible Assets Total	$402,048	$(94,490)	$307,558

	December 31, 2012
	Gross carrying amount	Accumulated amortization	Net amortizable intangibles	Amortization period (in years)
Customer relationships	$241,358	$(49,766)	$191,592	4-15
Patents and technology	19,780	(4,360)	15,420	5-17
Non-compete agreements	5,880	(4,420)	1,460	3-6
Trade names	40,255	(8,680)	31,575	10-15
Distributor relationships	22,160	(10,018)	12,142	8-15
Trademark	5,230	—	5,230	Indefinite
Intangible Assets Total	$334,663	$(77,244)	$257,419

Forum Energy Technologies, Inc. and subsidiaries
Notes to condensed consolidated financial statements (continued)
(Unaudited)

7. Debt
Notes payable and lines of credit as of September 30, 2013 and December 31, 2012 consisted of the following (in thousands):

	September 30, 2013	December 31, 2012
Senior secured revolving credit line	$244,000	$122,480
Senior secured term loan	285,000	296,250
Other debt	2,100	1,975
Total debt	531,100	420,705
Less: current maturities	(31,110)	(20,504)
Long-term debt	$499,990	$400,201
The Company has a senior secured credit facility (the "Credit Facility") with several financial institutions as lenders, which provides for a $600.0 million revolving credit line with up to $75.0 million available for letters of credit and up to $25.0 million in swingline loans, and a term loan with an outstanding balance of $285.0 million at September 30, 2013. The Credit Facility matures in October 2016. Weighted average interest rates under the Credit Facility (without the effect of hedging) at September 30, 2013 and December 31, 2012 were 2.44% and 2.21%, respectively.
Availability under the Credit Facility was approximately $343.1 million at September 30, 2013. There have been no changes to the financial covenants disclosed in Item 7 of the Annual Report and the Company was in compliance with all financial covenants at September 30, 2013.
Subsequent to September 30, 2013, the Company issued $300.0 million of senior unsecured notes, which bear interest at a rate of 6.25% per annum ("Senior Unsecured Notes"). The Senior Unsecured Notes mature on October 1, 2021 and were issued at par. The Company used the net proceeds from the issuance of $293.0 million to repay the then-outstanding term loan balance and a portion of the revolving credit facility balance. The estimated term over which debt issue costs related to the term loan were being amortized was revised in connection with the anticipated repayment of the term loan. Accordingly, debt issue costs that had been previously capitalized of $2.1 million were charged to expense in September 2013. Approximately $7.6 million of debt issue costs related to the Senior Unsecured Notes were capitalized.
The Senior Unsecured Notes are senior unsecured obligations and are guaranteed on a senior unsecured basis by the Company’s subsidiaries that guarantee the Company's Credit Facility and rank junior to, among other indebtedness, the Company’s Credit Facility. The Senior Unsecured Notes contain customary covenants including certain limitations and restrictions on the Company’s ability to incur additional indebtedness, redeem or prepay subordinated debt, create liens, pay dividends and make distributions in respect of capital stock, redeem capital stock, make investments or certain other restricted payments, sell assets, issue or sell stock of restricted subsidiaries, create unrestricted subsidiaries, enter into transactions with affiliates and effect consolidations or mergers. Many of these restrictions will terminate if the Senior Unsecured Notes become rated investment grade. The indenture governing the Senior Unsecured Notes also contains customary events of default, including payment defaults; defaults for failure to comply with other covenants in the indenture; cross-acceleration; entry of final judgments in excess of $50.0 million; and certain events of bankruptcy, in certain cases subject to notice and grace periods. The Company is required to offer to repurchase the Senior Unsecured Notes in connection with specified change in control events or with excess proceeds of asset sales not applied for permitted purposes.
8. Income taxes
The Company's effective tax rate for the nine months ended September 30, 2013 and 2012 was 30.8% and 32.4%, respectively. The tax provision is lower than the comparable period in 2012 primarily due to a higher proportion of our earnings being generated outside the United States in jurisdictions subject to lower tax rates. The effective tax rate can vary from period to period depending on the Company's relative mix of U.S. and non-U.S. earnings. The effective tax rate was 29.6% and 30.1% for the three months ended September 30, 2013 and 2012, respectively. The tax provision for the three months ended September 30, 2013 is lower than the comparable period in 2012 primarily due to a higher proportion of our earnings being derived in jurisdictions outside the U.S. subject to lower tax rates. In addition, both of these quarterly periods benefited from the release of reserves for uncertain tax positions attributable

Forum Energy Technologies, Inc. and subsidiaries
Notes to condensed consolidated financial statements (continued)
(Unaudited)

to matters in jurisdictions for which either examinations by tax authorities were concluded or the statute of limitations on assessments expired during the respective quarter.
9. Fair value measurements
The Company had interest rate swaps with a total notional amount of $75.0 million that were executed to provide an economic hedge against interest rate risk. These swaps were not designated for hedge accounting at inception and were recorded at fair value, which is measured using the market approach valuation technique. These swaps had a fixed rate of 1.83% and expired in August 2013. The realized gains and losses are included in interest expense in the condensed consolidated statements of comprehensive income. At December 31, 2012, the fair value of the swap agreements was recorded as a short-term liability of $0.7 million.
In connection with the acquisitions of WFP and Phoinix, the total consideration included contingent consideration payments. The fair value of the contingent consideration for these acquisitions was estimated at the time of the respective acquisitions based on internal valuations of the earnings levels that the acquired companies were expected to achieve. The fair value was re-measured quarterly until finalized as of December 31, 2012 upon resolution of the 2012 calendar year earnings and the fair values were no longer variable after that time. These amounts were paid out during the quarter ended June 30, 2013. Refer to Note 3, Acquisitions, for further discussion.
At September 30, 2013, the carrying value of the Credit Facility was $529.1 million. Substantially all of the debt incurs interest at a variable interest rate and, therefore, the carrying amount approximates fair value. The fair value of the debt is classified as a Level 2 measurement because interest rates charged are similar to other financial instruments with similar terms and maturities.
There were no other outstanding financial assets as of September 30, 2013 and December 31, 2012 that required measuring the amounts at fair value on a recurring basis. The Company did not change its valuation techniques associated with recurring fair value measurements from prior periods and there were no transfers between levels of the fair value hierarchy during the nine months ended September 30, 2013.
10. Business segments
The Company’s operations are divided into the following two operating segments, which are our reportable segments: Drilling & Subsea ("D&S") and Production & Infrastructure ("P&I"). The amounts indicated below as "Corporate" relate to costs and assets not allocated to the reportable segments. Summary financial data by segment follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Revenue:
Drilling & Subsea	$248,344	$203,823	$679,482	$639,538
Production & Infrastructure	142,731	144,095	452,845	445,770
Intersegment eliminations	(883)	(151)	(1,249)	(540)
Total Revenue	$390,192	$347,767	$1,131,078	$1,084,768

Operating income:
Drilling & Subsea	$42,568	$41,406	$110,630	$133,784
Production & Infrastructure	21,402	25,520	65,600	80,071
Corporate	(7,447)	(6,253)	(21,521)	(14,996)
Total segment operating income	56,523	60,673	154,709	198,859
Contingent consideration expense	—	(700)	—	(4,600)
Intangible asset impairment	—	—	—	1,161
Transaction expenses	376	85	2,191	882
Loss (gain) on sale of assets and other	209	(1,616)	229	(1,539)
Income from operations	$55,938	$62,904	$152,289	$202,955

Forum Energy Technologies, Inc. and subsidiaries
Notes to condensed consolidated financial statements (continued)
(Unaudited)

A summary of consolidated assets by reportable segment is as follows (in thousands):

	September 30, 2013	December 31, 2012
Assets
Drilling & Subsea	$1,636,106	$1,413,944
Production & Infrastructure	480,185	435,496
Corporate	51,993	43,540
Total assets	$2,168,284	$1,892,980

11. Earnings per share
The calculation of basic and diluted earnings per share for each period presented was as follows (dollars and shares in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net Income attributable to common stockholders	$33,141	$40,923	$95,000	$127,526

Average shares outstanding (basic)	91,443	84,993	90,347	78,041
Common stock equivalents	3,291	7,346	4,180	6,899
Diluted shares	94,734	92,339	94,527	84,940
Earnings per share
Basic earnings per share	$0.36	$0.48	$1.05	$1.63
Diluted earnings per share	$0.35	$0.44	$1.01	$1.50
The diluted earnings per share calculation excludes approximately 0.3 million and 1.2 million stock options for the three months ended September 30, 2013 and 2012, respectively, and 0.3 million and 0.9 million stock options for the nine months ended September 30, 2013 and 2012, respectively, because they were anti-dilutive as the option exercise price was greater than the average market price of the common stock.
12. Commitments and contingencies
In the ordinary course of business, the Company is, and in the future, could be involved in various pending or threatened legal actions, which may or may not be covered by insurance. Management has reviewed such pending judicial and legal proceedings, the reasonably anticipated costs and expenses in connection with such proceedings, and the availability and limits of insurance coverage, and has established reserves that are believed to be appropriate in light of those outcomes that are considered to be probable and can be reasonably estimated. The reserves accrued at September 30, 2013 and 2012, respectively, are immaterial. In the opinion of management, the Company's ultimate liability, if any, with respect to these actions is not expected to have a material adverse effect on the Company’s financial position, results of operations or cash flows.
13. Stockholders' equity
Warrants
During the nine months ended September 30, 2013, the Company's largest shareholder converted all of its 6,366,072 warrants pursuant to the terms of a warrant agreement and received 4,227,358 shares the Company's common stock. As of September 30, 2013, approximately 370,000 warrants remained outstanding and were recorded to stockholders' equity at their fair value of $1.94 per warrant, which was determined at the time of issuance.
The remaining warrants expire the earlier of October 11, 2014 or upon the occurrence of certain other events.

Forum Energy Technologies, Inc. and subsidiaries
Notes to condensed consolidated financial statements (continued)
(Unaudited)

Share-based compensation
During the nine months ended September 30, 2013, the Company granted 342,880 options and 492,140 shares of restricted stock or restricted stock units, which includes 110,720 performance share awards with a market condition. The stock options were granted on February 21, 2013 with an exercise price of $26.05. Of the restricted stock or restricted stock units granted, 359,820 vest ratably over four years on the anniversary of the grant date. On February 21, 2013, 21,600 shares of restricted stock or restricted stock units were granted to the non-employee members of the Board of Directors, which have a thirteen month vesting period from the date of grant. The performance share awards granted may settle for between zero and two shares of the Company's common stock. The number of shares issued pursuant to the performance share awards will be determined based on the total shareholder return of the Company's common stock as compared to a group of peer companies, measured annually over a three-year performance period.
14. Related party transactions
The Company entered into lease agreements for office and warehouse space with former owners of acquired companies or affiliates of a director. The dollar amounts related to these related party activities are not significant to the Company’s consolidated financial statements.
The Company purchased inventory, services and fixed assets from an affiliate of a director in amounts totaling $4.5 million and $3.4 million during the nine months ended September 30, 2013 and 2012, respectively. The Company sold $1.0 million and $1.1 million of equipment and services to an affiliate of a director during the nine months ended September 30, 2013 and 2012, respectively.

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
We operate in two business segments:

•
Drilling & Subsea segment. We design and manufacture products and provide related services to the subsea, drilling, well construction, completion and intervention markets. Through this segment, we offer robotic vehicles and other capital equipment, specialty components and tooling, a broad suite of complementary subsea technical services and rental items, and applied products for subsea pipelines; capital equipment and a broad line of products consumed in the drilling and well intervention process; and cementing and casing tools, completion products, and a range of downhole protection solutions.

•
Production & Infrastructure segment. We design and manufacture products and provide related equipment and services to the well stimulation, completion, production and infrastructure markets. Through this segment, we supply well stimulation consumable products and related recertification and refurbishment services; well site production equipment, process equipment and specialty pipeline construction equipment; and a broad range of industrial and process valves.

Market Conditions
The demand for our products and services is ultimately driven by energy prices and the expectation of exploration and production companies relating to future trends in those prices. Management believes that the long-term fundamentals underlying the global demand for energy, such as long-term economic and demographic trends, remain strong. The level of demand for our products and services is directly related to the capital budgets of our customers, which in turn are influenced heavily by the outlook for energy prices.

The table below shows average crude oil and natural gas prices for West Texas Intermediate crude oil (WTI), United Kingdom Brent crude oil (Brent), and Henry Hub natural gas:

	Three months ended
	September 30,	June 30,	September 30,
	2013	2013	2012
Average global oil, $/bbl
West Texas Intermediate	$105.78	$94.14	$91.49
United Kingdom Brent	$110.07	$103.43	$108.80

Average North American Natural Gas, $/Mcf
Henry Hub	$3.55	$4.02	$2.85
Crude oil prices appear adequate to generally maintain the current level of exploration and production activity, including the development of deepwater prospects, which stimulate demand for our subsea products and services. Current oil prices are also supporting a generally steady level of oil related activity, both offshore and onshore. Despite some improvement in 2013, low levels of North American natural gas prices have negatively impacted certain areas of our business, principally those tied to products and services we provide to the pressure pumping service sector and the land based drilling industry.
Corresponding to the commodity price levels, the average active rig count data below, based on the weekly Baker Hughes Incorporated rig count, reflect a broad measure of industry activity and resultant demand for our drilling and production related products and services.

	Three months ended
	September 30,	June 30,	September 30,
	2013	2013	2012
Active Rigs by Location
United States	1,770	1,761	1,905
Canada	350	152	325
International	1,285	1,306	1,259
Global Active Rigs	3,405	3,219	3,489

Land vs. Offshore Rigs
Land	3,026	2,834	3,145
Offshore	379	385	344
Global Active Rigs	3,405	3,219	3,489

U.S. Commodity Target
Oil/Gas	1,383	1,396	1,419
Gas	380	359	486
Unclassified	7	6	—
Total U.S. Rigs	1,770	1,761	1,905

U.S. Well Path
Horizontal	1,073	1,098	1,153
Vertical	436	450	531
Directional	261	213	221
Total U.S. Active Rigs	1,770	1,761	1,905
The average U.S. rig count remained relatively flat from the second quarter 2013. However, demand for both consumable and capital products for drilling rigs and our flow equipment products are starting to experience a modest recovery. Our valves product line has experienced recent softening of demand as some infrastructure projects have been delayed.

Results of operations
We made two acquisitions and an investment in a joint venture in the third quarter 2013 and four acquisitions in the fourth quarter 2012. For additional information about these acquisitions and investment, see Note 3 and 4 to the condensed consolidated financial statements in Item 1 of Part I of this quarterly report. For this reason, our results of operations for the 2013 period presented may not be comparable to historical results of operations for the 2012 period.

Three months ended September 30, 2013 compared with three months ended September 30, 2012

	Three Months Ended September 30,		Favorable / (Unfavorable)
	2013	2012	$	%
(in thousands of dollars, except per share information)
Revenue:
Drilling & Subsea	$248,344	$203,823	$44,521	21.8%
Production & Infrastructure	142,731	144,095	(1,364)	(0.9)%
Eliminations	(883)	(151)	(732)	(484.8)%
Total revenue	$390,192	$347,767	$42,425	12.2%
Operating income:
Drilling & Subsea	$42,568	$41,406	$1,162	2.8%
Operating income margin %	17.1%	20.3%
Production & Infrastructure	21,402	25,520	(4,118)	(16.1)%
Operating income margin %	15.0%	17.7%
Corporate	(7,447)	(6,253)	(1,194)	(19.1)%
Total segment operating income	$56,523	$60,673	$(4,150)	(6.8)%
Operating income margin %	14.5%	17.4%
Contingent consideration expense	—	(700)	(700)	100.0%
Transaction expenses	376	85	(291)	(342.4)%
Loss (gain) on sale of assets and other	209	(1,616)	(1,825)	*
Income from operations	55,938	62,904	(6,966)	(11.1)%
Interest expense, net	4,373	3,592	(781)	(21.7)%
Foreign exchange (gains) losses and other, net	2,311	764	(1,547)	*
Deferred loan costs written off	2,149	—	(2,149)	100.0%
Other (income) expense, net	8,833	4,356	(4,477)	(102.8)%
Income before income taxes	47,105	58,548	(11,443)	(19.5)%
Income tax expense	13,924	17,605	3,681	20.9%
Net income	33,181	40,943	(7,762)	(19.0)%
Less: Income attributable to non-controlling interest	40	20	20	*
Income attributable to common stockholders	$33,141	$40,923	$(7,782)	(19.0)%

Weighted average shares outstanding
Basic	91,443	84,993
Diluted	94,734	92,339
Earnings per share
Basic	$0.36	$0.48
Diluted	$0.35	$0.44
* not meaningful

Revenue
Our revenue for the three months ended September 30, 2013 increased $42.4 million, or 12.2%, to $390.2 million compared to the three months ended September 30, 2012. For the three months ended September 30, 2013, our Drilling & Subsea segment and our Production & Infrastructure segment comprised 63.6% and 36.4% of our total revenue, respectively, which compared to 58.6% and 41.4% of total revenue, respectively, for the three months ended September 30, 2012. The changes in revenue by operating segment consisted of the following:
Drilling & Subsea segment — Revenue increased $44.5 million, or 21.8%, to $248.3 million during the three months ended September 30, 2013 compared to the three months ended September 30, 2012 primarily attributable to recent acquisitions in the third quarter 2013 and fourth quarter 2012, and increased sales of remotely operated vehicles, offset by lower shipments of some drilling products compared to the year earlier period.
Production & Infrastructure segment — Revenue decreased $1.4 million, or 0.9%, to $142.7 million during the three months ended September 30, 2013 compared to the three months ended September 30, 2012 primarily due to a decrease in shipments of valves for large projects.
Segment operating income and segment operating margin percentage
Segment operating income for the three months ended September 30, 2013, decreased $4.2 million, or 6.8%, to $56.5 million compared to the three months ended September 30, 2012. The segment operating margin percentage is calculated by dividing segment operating income by revenue for the period. For the three months ended September 30, 2013, the segment operating margin percentage of 14.5% represents a decline of 290 basis points from the 17.4% operating margin percentage for three months ended September 30, 2012.
The Company undertook several actions in the three months ended September 30, 2013 to adjust its cost structure in line with lower North American activity levels. Included in segment operating income for the period was $6.5 million in charges for severance and facility closures. In addition, equity in earnings from the Company’s investment in Global Tubing, LLC included a $0.8 million charge for transaction expenses related to the investment.
Drilling & Subsea segment — The operating margin percentage decreased 320 basis points to 17.1% for the three months ended September 30, 2013, from 20.3% for the three months ended September 30, 2012. Excluding the severance and facility closure charges, the adjusted operating margin percentage of 19.6% is down 70 basis points compared to the year earlier period. The decline in operating margin percentage is attributable to increased shipments of downhole products destined for lower margin international projects and reduced shipments of higher margin hydraulic catwalks, partially offset by improved margins on remotely operated vehicle sales. Sales, general and administrative costs as a percent of revenue remained consistent.
Production & Infrastructure segment — Operating margin percentage declined 270 basis points to 15.0% for the three months ended September 30, 2013, from 17.7% for the three months ended September 30, 2012. The decline in operating margin was primarily attributable to manufacturing delays and increased costs related to a significant order in the production equipment product line. We also experienced a shift in valves product mix depressing margins from the very strong year earlier period. Margins benefited from the inclusion of equity in earnings of the Global Tubing LLC joint venture in the current period. Otherwise, margins were down in the flow equipment product line from the year earlier period.
Corporate — Selling, general and administrative expenses for Corporate increased by $1.2 million, or 19.1%, for the three months ended September 30, 2013 compared to the three months ended September 30, 2012, due to higher personnel costs and various professional fees primarily associated with being a publicly traded company and complying with applicable regulations. Corporate costs included, among other items, payroll related costs for general management and management of finance and administration, legal, human resources and information technology; professional fees for external legal, accounting and related services; and marketing costs. Corporate costs also included $0.4 million in severance charges.

Other items not included in segment operating income
Several items are not included in segment operating income, but are included in total operating income. These items include: contingent consideration, transaction expenses and gains/losses from the sale of assets. The contingent consideration credit recorded during the three months ended September 30, 2012 was related to two 2011 acquisitions for which part of the purchase price was payable in cash and/or shares of our common stock based on the earnings of the acquired entities through the end of 2012. The change in the amount of the accrual was recorded as part of operating income, and the reduction in the estimated amount of this obligation at the time resulted in an increase to operating income of $0.7 million for the three months ended September 30, 2012. Transaction expenses relate to legal and other advisory costs incurred in acquiring businesses and are not considered to be part of segment operating income. Including $0.8 million reported as part of equity in earnings of Global Tubing, LLC, transaction expenses were $1.2 million for the three months ended September 30, 2013, primarily attributable to additional costs incurred for two acquisitions and an investment in a joint venture closed effective July 1, 2013, and $0.1 million for the three months ended September 30, 2012, respectively. Refer to Note 3, Acquisitions, for further information.

Other income and expense
Other income and expense includes interest expense, foreign exchange gains and losses and deferred loan costs written off. We incurred $4.4 million of interest expense during the three months ended September 30, 2013, an increase of $0.8 million from the three months ended September 30, 2012. The increase in interest expense was attributable to an increase in debt incurred to finance the two acquisitions and an investment in a joint venture completed in the third quarter 2013 and a 25 basis point increase in the applicable interest rates under the Credit Facility as the increased debt moved us into a higher pricing tier.
Subsequent to September 30, 2013, we issued $300.0 million of senior unsecured notes, which bear interest at a rate of 6.25% per annum ("Senior Unsecured Notes"). We used the net proceeds from the issuance of $293.0 million to repay the then-outstanding term loan balance and a portion of the revolving credit facility balance. The estimated term over which debt issue costs related to the term loan were being amortized was revised in connection with the anticipated repayment of the term loan. Accordingly, debt issue costs that had been previously capitalized of $2.1 million were charged to expense in September 2013. Approximately $7.6 million of debt issue costs related to the Senior Unsecured Notes were capitalized.
Taxes
Tax expense includes current income taxes expected to be due based on taxable income to be reported during the periods in the various jurisdictions in which we conduct business, and deferred income taxes based on changes in the tax effect of temporary differences between the bases of assets and liabilities for financial reporting and tax purposes at the beginning and end of the respective periods. The effective tax rate, calculated by dividing total tax expense by income before income taxes, was 29.6% and 30.1% for the three months ended September 30, 2013 and 2012, respectively. The tax provision for the three months ended September 30, 2013 is lower than the comparable period in 2012 primarily due to a higher proportion of our earnings being derived in jurisdictions outside the U.S. subject to lower tax rates. In addition, both periods benefited from the release of reserves for uncertain tax positions attributable to matters in jurisdictions for which either examinations by tax authorities were concluded or the statute of limitations on assessments expired during the respective quarter.

Nine months ended September 30, 2013 compared with nine months ended September 30, 2012

	Nine Months Ended September 30,		Favorable / (Unfavorable)
	2013	2012	$	%
(in thousands of dollars, except per share information)
Revenue:
Drilling & Subsea	$679,482	$639,538	$39,944	6.2%
Production & Infrastructure	452,845	445,770	7,075	1.6%
Eliminations	(1,249)	(540)	(709)	(131.3)%
Total revenue	$1,131,078	$1,084,768	$46,310	4.3%
Operating income:
Drilling & Subsea	$110,630	$133,784	$(23,154)	(17.3)%
Operating income margin %	16.3%	20.9%
Production & Infrastructure	65,600	80,071	(14,471)	(18.1)%
Operating income margin %	14.5%	18.0%
Corporate	(21,521)	(14,996)	(6,525)	(43.5)%
Total segment operating income	$154,709	$198,859	$(44,150)	(22.2)%
Operating income margin %	13.7%	18.3%
Contingent consideration expense	—	(4,600)	(4,600)	100.0%
Impairment of intangible assets	—	1,161	1,161	100.0%
Transaction expenses	2,191	882	(1,309)	(148.4)%
Loss (gain) on sale of assets and other	229	(1,539)	(1,768)	114.9%
Income from operations	152,289	202,955	(50,666)	(25.0)%
Interest expense, net	10,847	13,001	2,154	16.6%
Foreign exchange (gains) losses and other, net	1,863	1,130	(733)	*
Deferred loan costs written off	2,149	—	(2,149)	100.0%
Other (income) expense, net	14,859	14,131	(728)	(5.2)%
Income before income taxes	137,430	188,824	(51,394)	(27.2)%
Income tax expense	42,371	61,232	18,861	30.8%
Net income	95,059	127,592	(32,533)	(25.5)%
Less: Income attributable to non-controlling interest	59	66	(7)	*
Income attributable to common stockholders	$95,000	$127,526	$(32,526)	(25.5)%

Weighted average shares outstanding
Basic	90,347	78,041
Diluted	94,527	84,940
Earnings per share
Basic	$1.05	$1.63
Diluted	$1.01	$1.50
* not meaningful

Revenue
Our revenue for the nine months ended September 30, 2013 increased $46.3 million, or 4.3%, to $1,131.1 million compared to the nine months ended September 30, 2012. For the nine months ended September 30, 2013, our Drilling & Subsea segment and our Production & Infrastructure segment comprised 60.1% and 39.9% of our total revenue, respectively, which was consistent with the nine months ended September 30, 2012. The revenue increase by operating segment consisted of the following:
Drilling & Subsea segment — Revenue increased $39.9 million, or 6.2%, to $679.5 million during the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012, primarily attributable to recent acquisitions in the third quarter of 2013 and fourth quarter of 2012, and increased sales of subsea remotely operated vehicles, offset by lower shipments of some drilling products compared to the year earlier period.
Production & Infrastructure segment — Revenue increased $7.1 million, or 1.6%, to $452.8 million during the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012, primarily attributable to the increases in production equipment and valves. Partially offsetting these increases, revenues from the sale of well stimulation products decreased as orders from our customers remain at significantly lower levels compared to the 2012 period.
Segment operating income and segment operating margin percentage
Segment operating income for the nine months ended September 30, 2013, as reported, decreased $44.2 million, or 22.2%, to $154.7 million compared to the nine months ended September 30, 2012.The segment operating margin percentage is calculated by dividing segment operating income by revenue for the period. For the nine months ended September 30, 2013, the segment operating margin percentage of 13.7% represents a decline of 460 basis points from the 18.3% operating margin percentage for nine months ended September 30, 2012.
The Company undertook several actions recently to adjust its cost structure in line with lower North American activity levels. Included in segment operating income for the nine month period was $6.5 million in charges for severance and facility closures. In addition, equity in earnings from the Company’s investment in Global Tubing LLC included a $0.8 million charge for transaction expenses related to the investment.
Drilling & Subsea segment — The operating margin percentage decreased 460 basis points to 16.3% for the nine months ended September 30, 2013, from 20.9% for the nine months ended September 30, 2012. Excluding the severance and facility closure charges, the adjusted operating margin percentage of 17.2% is down 370 basis points compared to the year earlier period. The decline in operating margin percentage is primarily attributable to reduced activity levels in the drilling product line which results in higher fixed cost per unit; increased shipments of downhole products destined for lower margin international projects; offset partially by improved margins on remotely operated vehicle sales.
Production & Infrastructure segment — Operating margin percentage declined 350 basis points to 14.5% for the nine months ended September 30, 2013, from 18.0% for the nine months ended September 30, 2012. The declines in operating margin percentage are primarily attributable to lower margins in well stimulation products, where we experienced lower margins on significantly lower activity levels and increased pricing pressure due to excess inventory in the overall market, offset partially by the inclusion of equity in earnings of the Global Tubing LLC joint venture.
Corporate — Selling, general and administrative expenses for Corporate increased by $6.5 million, or 43.5%, for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012 due to higher personnel costs and various professional fees primarily associated with being a publicly traded company and complying with applicable regulations as more than half of the prior period was before our initial public offering. Corporate costs included, among other items, payroll related costs for general management and management of finance and administration, legal, human resources and information technology; professional fees for external legal, accounting and related services; and marketing costs. Corporate costs also included $0.4 million in severance charges.

Other items not included in segment operating income
Several items are not included in segment operating income, but are included in total operating income. These items include: contingent consideration, impairment of intangible assets, transaction expenses and gains/losses from the sale of assets. The contingent consideration credit recorded during the nine months ended September 30, 2012 was related to two acquisitions in 2011 in which part of the purchase price was payable in cash and/or shares of the our common stock based on the earnings of the acquired entities through the end of 2012. The change in the amount of the accrual was recorded as part of operating income, and the reduction in estimated amount of this obligation at the time resulted in an increase to operating income of $4.6 million for the nine months ended September 30, 2012. During the nine months ended September 30, 2012, an impairment loss of $1.2 million was recorded on certain intangible assets resulting from a lack of orders related to a specific service line. Transaction expenses relate to legal and other advisory costs incurred in acquiring businesses and are not considered to be part of segment operating income. Including $0.8 million reported as part of equity in earnings of Global Tubing LLC, transaction costs were $3.0 million for the nine months ended September 30, 2013, primarily attributable to additional costs incurred for two acquisitions and an investment in a joint venture closed effective July 1, 2013, and $0.9 million for the nine months ended September 30, 2012. Refer to Note 3, Acquisitions, for further information.

Other income and expense
Other income and expense includes interest expense, foreign exchange gains and losses and deferred loan costs written off. We incurred $10.8 million of interest expense during the nine months ended September 30, 2013, a decrease of $2.2 million from the nine months ended September 30, 2012. The decrease in interest expense was attributable to a lower debt level as we repaid a portion of our debt from operating cash flows and from the net proceeds of our initial public offering and concurrent private placement during the second quarter 2012, partially offset by an increase in debt incurred to finance the two acquisitions and an investment in a joint venture completed in the third quarter 2013.
Subsequent to September 30, 2013, the Company issued $300.0 million of Senior Unsecured Notes. The estimated term over which debt issue costs related to the term loan repaid in connection with the issuance of the Senior Unsecured Notes were being amortized was revised in connection with the anticipated repayment of the term loan. Accordingly, debt issue costs that had been previously capitalized of $2.1 million were charged to expense in September 2013. Approximately $7.6 million of debt issue costs related to the Senior Unsecured Notes were capitalized.
Taxes
Tax expense includes current income taxes expected to be due based on taxable income to be reported during the periods in the various jurisdictions in which we conduct business, and deferred income taxes based on changes in the tax effect of temporary differences between the bases of assets and liabilities for financial reporting and tax purposes at the beginning and end of the respective periods. The effective tax rate, calculated by dividing total tax expense by income before income taxes, was 30.8% and 32.4% for the nine months ended September 30, 2013 and 2012, respectively. The tax provision for the nine months ended September 30, 2013 is lower than the comparable period in 2012 primarily due to a higher proportion of our earnings being generated outside the United States in jurisdictions subject to lower tax rates.
Liquidity and capital resources
Sources and uses of liquidity
At September 30, 2013, we had cash and cash equivalents of $28.2 million and total debt of $531.1 million. We believe that cash on hand, cash generated from operations and amounts available under our Credit Facility will be sufficient to fund operations, working capital needs, capital expenditure requirements and financing obligations for the foreseeable future.
Subsequent to September 30, 2013, we issued $300.0 million of Senior Unsecured Notes, which bear interest at a rate of 6.25% per annum. The Senior Unsecured Notes mature on October 1, 2021 and were issued at par. We used the net proceeds from the issuance of $293.0 million to repay the then-outstanding term loan balance and a portion of the revolving credit facility balance.
The Senior Unsecured Notes are senior unsecured obligations and are guaranteed on a senior unsecured basis by the Company’s subsidiaries that guarantee the Company's Credit Facility and rank junior to, among other indebtedness, the Company’s Credit Facility. The Senior Unsecured Notes contain customary covenants including certain limitations and restrictions on the Company’s ability to incur additional indebtedness, redeem or prepay subordinated debt, create liens, pay dividends and make distributions in respect of capital stock, redeem capital stock, make investments or certain other restricted payments, sell assets, issue or sell stock of restricted subsidiaries, create unrestricted subsidiaries, enter into transactions with affiliates and effect consolidations or mergers. Many of these restrictions will terminate if the Senior Unsecured Notes become rated investment grade. The indenture governing the Senior Unsecured Notes also contains customary events of default, including payment defaults; defaults for failure to comply with other covenants in the indenture; cross-acceleration; entry of final judgments in excess of $50.0 million; and certain events of bankruptcy, in certain cases subject to notice and grace periods. The Company is required to offer to repurchase the Senior Unsecured Notes in connection with specified change in control events or with excess proceeds of asset sales not applied for permitted purposes.
We currently expect our total 2013 capital expenditure to be approximately $60.0 million, which consists of, among other items, investments in constructing or expanding certain manufacturing facilities, purchases of machinery and equipment, expansion of our rental fleet of subsea equipment, and general maintenance capital expenditures of approximately $25.0 million. This budget does not include possible expenditures for future business acquisitions.
Although we do not budget for acquisitions, pursuing growth through acquisitions is a significant part of our business strategy. We expanded and diversified our product portfolio with the acquisition of two businesses and an investment in a joint venture in the quarter ended September 30, 2013 and four businesses in the quarter ended December 31, 2012 for total consideration (net of cash acquired) of approximately $230.0 million and $139.5 million, respectively. We used cash on hand and borrowings under the Credit Facility to finance these acquisitions. We continue to actively review acquisition opportunities on an ongoing basis. Our ability to make significant additional acquisitions for cash may require us to obtain additional equity or debt financing, which we may not be able to obtain on terms acceptable to us or at all.
Our cash flows for the nine months ended September 30, 2013 and 2012 are presented below (in millions):

	Nine Months Ended September 30,
	2013	2012
Net cash provided by operating activities	$164.1	$74.7
Net cash used in investing activities	(273.7)	(35.8)
Net cash provided by (used in) financing activities	99.3	(41.9)
Net increase (decrease) in cash and cash equivalents	$(12.9)	$(2.6)
Cash flows provided by operating activities
Net cash provided by operating activities was $164.1 million and $74.7 million for the nine months ended September 30, 2013 and 2012, respectively. While net income decreased to $95.0 million for the nine months ended September 30, 2013 from $127.5 million for the nine months ended September 30, 2012, cash provided by operations increased as a result of lower incremental investments in working capital, primarily inventory, as compared to the prior year.
Cash flows used in investing activities
Net cash used in investing activities was $273.7 million and $35.8 million for the nine months ended September 30, 2013 and 2012, respectively, a $237.9 million increase. The increase was attributable to the consideration paid for the two acquisitions and an investment in a joint venture closed in 2013, while there were no acquisitions closed in the prior year period. The balance of the increase results from the higher investment in property and equipment of $44.7 million in the 2013 period compared to an investment of $37.8 million during 2012. Additionally, net proceeds from sale of property and equipment of $0.7 million during the 2013 period was 4.1 million lower than the net proceeds of $4.8 million in the 2012 period.
Cash flows provided by (used in) financing activities
Net cash provided by financing activities was $99.3 million for the nine months ended September 30, 2013 and consisted primarily of net borrowings of long-term debt of $110.2 million. Net cash used in financing activities was $41.9 million for the nine months ended September 30, 2012 and consisted primarily of (1) net proceeds from our initial public offering and concurrent private placement, which were used to pay down a portion of the outstanding borrowings under the revolving portion of our Credit Facility, and (2) payment of contingent consideration.

Credit Facility
Our Credit Facility provides for a $600.0 million revolving credit line, with up to $75.0 million available for letters of credit and up to $25.0 million in swingline loans, and a term loan with an outstanding balance of $285.0 million at September 30, 2013. Our revolving Credit Facility had an outstanding balance of $244.0 million at September 30, 2013 and matures in October 2016. Weighted average interest rates under our Credit Facility (without the effect of hedging) at September 30, 2013 and December 31, 2012 were 2.44% and 2.21%, respectively. Net proceeds of $293.0 million from the issuance of the Senior Unsecured Notes issued subsequent to September 30, 2013 were used to repay the outstanding term loan balance and a portion of the revolving credit facility balance.
Future borrowings under the revolving portion of our Credit Facility will be available for working capital and other general corporate purposes, including permitted acquisitions. It is anticipated that the revolving portion of the Credit Facility will be available to be drawn on and repaid during the term thereof as long as we are in compliance with the terms of the credit agreement, including certain financial covenants. Availability under our Credit Facility, giving effect to the financial covenants provided therein, was approximately $361.9 million as of October 31, 2013.
There have been no changes to the Credit Facility financial covenants disclosed in Item 7 of our 2012 Annual Report on Form 10-K and we were in compliance with all financial covenants at September 30, 2013 and December 31, 2012.
Off-balance sheet arrangements
As of September 30, 2013, we had no off-balance sheet instruments or financial arrangements, other than operating leases entered into in the ordinary course of business.
Contractual obligations
Except for net borrowings under the revolving portion of our Credit Facility as discussed above, as of September 30, 2013, there have been no material changes in our contractual obligations and commitments disclosed in the Annual Report.
Critical accounting policies and estimates
There have been no material changes in our critical accounting policies and procedures during the nine months ended September 30, 2013. For a detailed discussion of our critical accounting policies and estimates, refer to our 2012 Annual Report on Form 10-K.
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
In July 2012, the FASB amended the Intangibles — Goodwill and Other (Topic 350) of the Accounting Standards Codification that allows entities to make a qualitative assessment of whether it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount. If, after assessing the relevant information, an entity determines it is more likely than not that the fair value is more than the carrying amount, no additional work is necessary. If an entity determines it is more likely than not that the fair value is less than the carrying amount, then the entity is required to proceed to the quantitative approach. The amended guidance is effective for the Company in the annual test in the fourth quarter of 2013 and adoption is not expected to impact consolidated financial condition or results of operations.

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
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our management, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b) as of September 30, 2013. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2013 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
Refer to Note 12, Commitments and Contingencies, in Part I, Item 1, Financial Statements, for a discussion of our legal proceedings, which is incorporated into this Item 1 of Part II by reference.
Item 1A. Risk Factors
For additional information about our risk factors, see "Risk Factors" in Item 1A of our Annual Report.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Pursuant to a restricted stock agreement dated July 1, 2013 between the Company and each of Messrs. John Thompson and Paul Thompson (the "Purchasers"), the Purchasers purchased 48,621 and 32,413 shares, respectively, of our restricted common stock in exchange for a payment of $1,505,111.68 and $1,003,376.83, respectively. The agreement to issue the shares was made in reliance upon an exemption from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) thereof, which exempts transactions by an issuer not involving any public offering. Each of the Purchasers represented that he was an accredited investor and that he intended to acquire the shares for investment only and not with a view to, or for sale in connection with, any distribution thereof, and appropriate restrictions on transfer were attached to the shares in such issuance. The issuance of the shares was not a public offering for purposes of Section 4(a)(2) because of its being made only to the Purchasers, their status as accredited investors and the manner of the issuance, including that the Company did not engage in general solicitation or advertising with regard to the issuance of the shares and did not offer the shares to the public in connection with the issuance.

Shares of common stock purchased and placed in treasury during the three months ended September 30, 2013 were as follows:

Period	Total number of shares purchased (a)	Average price paid per share	Total number of shares purchased as part of publicly announced plan or programs	Maximum number of shares that may yet be purchased under the plan or program (b)
July 1, 2013 - July 31, 2013	6,025	$30.31	—	—
August 1, 2013 - August 31, 2013	—	$—	—	—
September 1, 2013 - September 30, 2013	5,006	$27.20	—	—
Total	11,031	$28.90	—	—
(a) All of the 11,031 of the shares purchased during the three months ended September 30, 2013 were acquired from employees in connection with the settlement of income tax and related benefit withholding obligations arising from the vesting of restricted stock grants. None of these shares were part of a publicly announced program to purchase common shares.
(b) Forum does not have any publicly announced equity securities repurchase plans or programs.

Item 6. Exhibits

Exhibit
Number		DESCRIPTION

1.1*	—	Purchase Agreement (incorporated herein by reference to Exhibit 1.1 on the Company's Current Report on Form 8-K, filed on October 3, 2013).

10.1**	—	Agreement by and between Forum Energy Technologies, Inc. and Charles E. Jones.

31.1**	—	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	—	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1***	—	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2***	—	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS***†	—	XBRL Instance Document.

101.SCH***†	—	XBRL Taxonomy Extension Schema Document.

101.CAL***†	—	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB***†	—	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE***†	—	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF***†	—	XBRL Taxonomy Extension Definition Linkbase Document.

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

FORUM ENERGY TECHNOLOGIES, INC.
Date:	November 1, 2013	By:	/s/ James W. Harris
James W. Harris
Senior Vice President and Chief Financial Officer
(As Duly Authorized Officer and Principal Financial Officer)

		By:	/s/ Tylar K. Schmitt
Tylar K. Schmitt
Vice President and Corporate Controller
(As Duly Authorized Officer and Principal Accounting Officer)