Form 10-K
period 2013-12-31
FORUM ENERGY TECHNOLOGIES, INC.
filed 2014-02-28
CIK 1401257

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________________
FORM 10-K
____________________________________

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2013
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of Common Stock held by non-affiliates on June 30, 2013, determined using the per share closing price on the New York Stock Exchange Composite tape of $30.43 on June 28, 2013, was approximately $1.3 billion. For this purpose, our executive officers and directors and SCF Partners L.P. and its affiliates are considered affiliates.
As of February 26, 2014, there were 92,902,767 common shares outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of our Proxy Statement for the 2014 Annual Meeting of Stockholders are incorporated by reference into Part III of this report.

Forum Energy Technologies, Inc.

PART I

Item 1. Business
On April 17, 2012, Forum Energy Technologies, Inc. ("Forum," the "Company," "we," or "us"), a Delaware corporation incorporated in 2005, closed its initial public offering (the "IPO"). Our common shares are listed on the New York Stock Exchange ("NYSE") under the symbol "FET." Our principal executive offices are located at 920 Memorial City Way, Suite 1000, Houston, Texas 77024, our telephone number is (281) 949-2500, and our website is www.f-e-t.com. Our Annual Reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and all amendments thereto, are available free of charge on our Internet website as soon as reasonably practicable after such reports are electronically filed with or furnished to the Securities and Exchange Commission ("SEC"). These reports are also available at the SEC's Internet website at www.sec.gov. Information contained on or accessible from our website is not incorporated by reference into this Annual Report on Form 10-K and should not be considered part of this report or any other filing that we make with the SEC.
Overview
We are a global oilfield products company, serving the subsea, drilling, completion, production and infrastructure sectors of the oil and natural gas industry.
We design, manufacture and distribute products and engage in aftermarket services, parts supply and related services that complement our product offering. Our product offering includes a mix of highly engineered capital products and frequently replaced items that are used in the exploration, development, production and transportation of oil and natural gas. Our capital products are targeted at: drilling rig equipment for new rigs, upgrades and refurbishment projects; subsea construction and development projects; the placement of production equipment on new producing wells; and downstream capital projects. Our engineered systems are critical components used on drilling rigs or in the course of subsea operations, while our consumable products are used to maintain efficient and safe operations at well sites in the well construction process, within the supporting infrastructure and at processing centers and refineries. Historically, a little more than half of our revenue is derived from activity-based consumable products, while the balance is derived from capital products and a small amount from rental and other services.
We seek to design, manufacture and supply reliable products that create value for our diverse customer base, which includes, among others, oil and gas operators, land and offshore drilling contractors, well stimulation and intervention service providers, subsea construction and service companies and pipeline and refinery operators.
We operate two business segments, Drilling & Subsea and Production & Infrastructure. The table below provides a summary of proportional revenue contributions from our two business segments and our primary geographic markets over the last three years:

	Percentage of revenue
	Year ended December 31,
	2013	2012	2011
Drilling & Subsea	62%	58%	58%
Production & Infrastructure	38%	42%	42%
Total	100%	100%	100%

United States	60%	63%	63%
Canada	6%	8%	9%
Other International	34%	29%	28%
Total	100%	100%	100%
We incorporate by reference in response to this item the segment and geographic information for the last three years set forth in "Management's Discussion and Analysis of Financial Condition and Results of Operations – Results of operations" in Item 7 of this Annual Report on Form 10-K and Note 15 of the Notes to consolidated financial statements included in Item 8 of this Annual Report on Form 10-K. We also incorporate by reference in response to this item the information with respect to acquisitions set forth in "Management's Discussion and Analysis of Financial Condition and Results of Operations – Acquisitions" in Item 7 and in Note 3 of our Notes to consolidated financial statements included in Item 8 of this Annual Report on Form 10-K.

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
Subsea Technologies. We design and manufacture subsea capital equipment and specialty components, as well as applied products for subsea pipelines, and provide a broad suite of complementary subsea technical services and rental items. We have a core focus on the design and manufacture of remotely operated vehicle ("ROV") systems and other specialty subsea vehicles, as well as critical components of these vehicles. Many of our related technical services complement our vehicle offerings. We operate primarily from facilities in Houston, Texas; Kirkbymoorside and Great Yarmouth, England; Aberdeen, Scotland; Singapore and Brazil.
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
We design and manufacture large work-class ROVs through our Perry brand. These vehicles are principally used in deepwater construction applications with the largest vehicles providing up to 200 horsepower, exceeding 1,200 pounds of payload capacity and having the capability of working in depths up to 4,000 meters. Our Sub-Atlantic branded observation-class vehicles are electrically powered and are principally used for inspection, survey, and light manipulation and serve a wide range of industries. In addition to observation and work-class ROVs, we design and manufacture specialty vehicles that are primarily used in subsea trenching operations. Larger than a work-class or observation-class ROV, these vehicles travel along the sea floor conducting digging, installation and burial operations. Providing up to 1,500 horsepower, the largest of these subsea trenchers are able to cut over three meters deep into the seafloor to lay pipelines, power cables or communications cables.
Our subsea vehicle customers are primarily large offshore construction companies, but also include non-oil and gas industry entities, such as a range of governmental organizations including navies, maritime science and geosciences research organizations, offshore wind power companies and other industries operating in marine environments.
Subsea products. In addition to subsea vehicles, we are a leading manufacturer of subsea products and components. We design and manufacture a group of products that are used in and around the ROV. For example, we manufacture Dynacon™ branded ROV launch and recovery systems, Syntech™ branded syntactic foam buoyancy components, Sub-Atlantic branded ROV thrusters, and a wide range of hydraulic power units and valve packs. We design and manufacture these ROV components for incorporation into our own vehicles as well as for sale to other ROV manufacturers. We also provide a broad suite of subsea tooling, both industry standard and custom designed.
In addition to vehicle-related subsea products, we provide products used in subsea infrastructure. Through our acquisition of Moffat 2000 Ltd., we manufacture subsea pipeline inspection gauge launching and receiving systems, and subsea connectors. Our primary customers in this product line are offshore pipeline construction companies.
Subsea technical services and rental. We maintain a fleet of subsea rental items, primarily subsea positioning equipment, and provide our customers with complementary subsea technical services. Among the technical services we offer is the provisioning of ROV pilots and other offshore personnel on a contract basis for those customers who need to supplement their own employees. Our customers for rental items and personnel are primarily subsea construction and offshore service companies. In addition, we offer a system that offers a complete solution for digital video capture, playback, processing and reporting of subsea inspection survey data. We also maintain a geophysical and geotechnical engineering group that provides consulting services to the oil and gas, and marine industries, typically to interpret and analyze third party subsea data provided by clients.
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
Tubular handling. Our core focus in Drilling Technologies is in powered and manual tubular handling equipment used on onshore and offshore drilling rigs. We expanded our offering of products, geographic coverage and customer base in this area through our recent acquisition of Blohm + Voss Oil Tools GmbH ("B+V"). Our B+V and Wrangler™ branded systems reduce direct human involvement in the handling of pipe during drilling operations, improving the safety, speed and efficiency of operations. In addition, we manufacture make-up and break-out tools, called B+V Floorhand™ and Wrangler Roughneck™, which automate a potentially dangerous rig floor task and improve rig drilling speed and safety.
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
Flow control and intervention. We manufacture flow control and pressure control equipment for the drilling, well servicing, pressure pumping and hydraulic fracturing markets.
Many of our flow control products are consumable items used on drilling rigs, well servicing rigs, pressure pumping units, and hydraulic fracturing systems. Examples of these products include valves, centrifugal pumps, mud pump parts, rig sensors, and inserts and dies, as well as an extensive handling tool line.
Our pressure control products are used for well intervention operations and are sold directly to oilfield service companies and equipment rental companies. These products include both coiled tubing and wireline blowout preventers and their accessories. We also conduct aftermarket refurbishment and recertification services for pressure control equipment.
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
Casing and cementing tools. Through our Davis-Lynch™ branded downhole well construction and completion tools product line, we design and manufacture products used in the construction of oil and gas wells. We design and manufacture a full range of centralizers, float equipment, stage cementing tools, inflatable packers, flotation collars, cementing plugs, fill and circulation tools for running casing, casing hangers and surge reduction equipment. Our products are used in the construction of onshore and offshore wells.

Completion products. We manufacture a line of downhole completion tools, including composite plugs and wireline flow-control products. Our composite plugs are primarily used for zonal isolation during multi-stage hydraulic fracturing in horizontal and vertical wells. The composite construction with metal slips allows the plugs to be drilled out quickly to improve service efficiency. We offer a variety of plug sizes to fit various casings as well as a range of temperature and pressure ratings to accommodate different well environments. Our wireline flow-control products include a number of components included in most completions such as landing nipples, circulating sleeves, blanking plugs and separation tools.
Downhole protection systems. We offer a full range of downhole protection solutions through our Cannon Services™ brand. The clamp and protection system is used to shield downhole control lines, cables and gauges during installation and to provide protection during production enhancement operations. We design and manufacture a full range of downhole protection solutions for electrical submersible pump ("ESP") cabling, encapsulated control lines, sub-surface safety valves ("SSSV") and permanent downhole gauges, including gauges used in intelligent wells and the steam-assisted gravity drainage ("SAGD") wells of the Canadian heavy oil developments. We provide both standard and customized protection systems, and we supply a range of materials for various downhole environments.
Our primary customers in this product line are producers and service companies providing completion, ESP and other intervention services to oil and gas producers.
Production & Infrastructure segment
In our Production & Infrastructure segment, we design and manufacture products and provide related equipment and services to the well stimulation, completion, production and infrastructure markets. Through this segment, we supply flow equipment, including well stimulation consumable products and related recertification and refurbishment services; production equipment, including well site production equipment and process equipment; and valve solutions, which includes a broad range of industrial and process valves.
The level of spending on completion of new wells and related infrastructure is the primary driver for our Production & Infrastructure segment. In addition, the use of hydraulic fracturing to develop oil and gas reserves in shale or tight sands basins across North America has a significant impact on our Flow Equipment product line. Our Production Equipment product line also has exposure to the amount of spending on midstream and downstream projects as it offers products that go from the well site to inside the refinery fence. Our Valve Solutions product line is impacted by the level of infrastructure additions, upgrades and maintenance activities across the oil and gas industry, including the upstream, midstream and downstream sectors. This includes heavy oil development in Canada and investments in new petrochemical facilities. In addition, our valves are used in the process and mining industries.
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
In 2013, we acquired Global Tubing, LLC ("Global Tubing") jointly with an equal partner, with management retaining a small interest. Global Tubing is a manufacturer of coiled tubing strings and related services. Global Tubing® coiled tubing strings are consumable components of coiled tubing units that perform well completion and intervention activities. Our investment in Global Tubing is reported in the Production & Infrastructure segment using the equity method of accounting.
Production Equipment. Our surface Production Equipment product line provides engineered process systems and field services for capital equipment used at the wellsite, for production processing, and at the refinery. We serve the upstream, midstream and downstream segments in oil and gas production equipment and services. Once a well has been drilled, completed and brought on stream, we provide the well operator-producer with the process equipment necessary to make the oil or gas ready for transmission. We also provide desalination and dehydration equipment. We engineer, fabricate and install tanks, separators, packaged production systems and American Society of Mechanical Engineers ("ASME") and American Petroleum Institute ("API") coded and non-coded pressure vessels, skidded vessels with gas measurement, modular process plants, header and manifold skids, process and flow control equipment and separators to help clean and process oil or gas as it travels from the wellhead and along the transmission line to the refinery. Our customers are principally oil and gas operators/producers, and our manufacturing and staging locations are positioned across North America to best serve the key emerging shale and unconventional resource plays.
A key to our competiveness is manufacturing tanks and pressure vessels in relatively close proximity to their location of use to reduce freight costs, as well as helping our customers manage their production equipment needs as their drilling programs progress. We have six North American manufacturing locations and two service centers. To ensure smooth delivery of equipment, we maintain a fleet of specialized trucks and crews that can deliver and install the production equipment on the well site.
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
We market our valves to our customers and end users through our four recognized brands: PBV™, DSI®, Quadrant® and ABZ™. Much of our production is sold through distribution supply companies, with our marketing efforts targeting end users for pull through of our products. Our global sales force and representatives cover approximately 30 countries, with local sales and distribution in Australia, Brazil, Canada and South Africa. Our Canadian company provides significant exposure to the heavy oil projects, while our South African affiliate serves chemical, petrochemical and refining customers.
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
On April 17, 2012, we completed our IPO.
Backlog
As we provide a mix of capital goods, consumable products, repair parts, and rental services, a majority of our business does not require lengthy lead times. We therefore believe that the size of our backlog is mostly representative of the activity level of our capital equipment related businesses. A majority of the orders and commitments included in our backlog as of December 31, 2013 were scheduled to be delivered within six months. Our backlog was approximately $395 million at December 31, 2013 compared to approximately $399 million at December 31, 2012.
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
Our consumable and repair products are predominantly off-the-shelf items requiring short lead-times, generally less than six months, and our related refurbishment or other services are also not contracted with significant lead time. The composition of our backlog is reflective of our mix of capital equipment, consumable products, aftermarket and other related items. Given this product mix in our backlog, we believe that an appropriate measure of our business’ ongoing activity is the level of bookings, which consist of written orders or commitments for our products or related services. Our bookings levels during the years ended December 31, 2013 and 2012 were approximately $1.5 billion and $1.4 billion, respectively.
Customers
No customer represented more than 10% of consolidated revenue in any of the last three years.
Seasonality
A substantial portion of our business is not significantly impacted by seasonality. Generally, the fourth quarter experiences lower sales and profitability due to a decrease in working days caused by the U.S. Thanksgiving and calendar year-end holidays. A small portion of the revenue we generate from selected Canadian operations often benefits from higher first quarter activity levels, as operators take advantage of the winter freeze to gain access to remote drilling and production areas. We also experience some exposure to seasonality through the portion of our subsea rental business that serves the North Sea. It is customary for North Sea activity to slow down between the months of November and February. Revenue exposed to this type of seasonality, however, comprised less than 5% of our overall revenue in 2013.
Competition
The markets in which we operate are highly competitive. We compete with a number of companies, some of which have greater financial and other resources than us. The principal competitive factors in our markets are the quality, price and availability of products and services and a company's responsiveness to customer needs and reputation for service. We believe our products and services in each segment are at least comparable in price, quality, performance and dependability with our competitors' offerings. We seek to differentiate ourselves from our competitors by providing a rapid response to the needs of our customers, a high level of customer service, and innovative product development initiatives. Some of our competitors expend greater amounts of money on formal research and engineering efforts than we do. We believe, however, that our product development efforts are enhanced by the investment of management time we make to improve our customer service and to work with our customers on their specific product needs and challenges.
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
Patents, trademarks and other intellectual property
We currently hold multiple U.S. and international patents and trademarks and have a number of pending patent and trademark applications. Although in the aggregate our patents, trademarks and licenses are important to us, we do not regard any single patent, trademark or license as critical or essential to our business as a whole.

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
We typically offer our customers payment terms of net 30 days. For sales into certain countries or for select customers, we might require payment upfront or credit support through a letter of credit. For longer term projects we typically require progress payments as important milestones are reached. On average we collect our receivables in about 60 days from shipment resulting in a substantial investment in accounts receivable. Likewise, standard terms with our vendors are net 30 days. For critical items sourced from significant vendors we have settled accounts more quickly, sometimes in exchange for early payment discounts.
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
Hydraulic fracturing
A significant percentage of our customers' oil and natural gas production is being developed from unconventional sources, such as hydrocarbon shales. These formations require hydraulic fracturing completion processes to release the oil or natural gas from the rock so that it can flow through the formations. Hydraulic fracturing involves the injection of water, sand and chemicals under pressure into the formation to stimulate production. A number of federal agencies, including the EPA and the U.S. Department of Energy, are analyzing, or have been requested to review, a variety of environmental issues associated with shale development, including hydraulic fracturing. Along these lines, on May 16, 2013, the Bureau of Land Management (the "BLM") issued a proposed rule that would require the public disclosure of chemicals used in hydraulic fracturing operations, set requirements for well-bore integrity and establish flowback water standards for all hydraulic fracturing operations on federal public lands and American Indian Tribal lands. In addition, the EPA has asserted federal regulatory authority over hydraulic fracturing involving diesel additives under the Safe Drinking Water Act's "Underground Injection Control Program" and has begun the process of drafting guidance documents related to this assertion of regulatory authority. Further, some states and municipalities have adopted, and other states and municipalities are considering adopting, regulations that could prohibit hydraulic fracturing in certain areas or impose more stringent disclosure and/or well construction requirements on hydraulic fracturing operations. At the same time, certain environmental groups have suggested that additional laws may be needed to more closely and uniformly regulate the hydraulic fracturing process, and legislation has been proposed by some members of Congress to provide for such regulation. We cannot predict whether any such legislation will ever be enacted and if so, what its provisions would be. If additional levels of regulation and permits were required through the adoption of new laws and regulations at the federal or state level, that could lead to delays, increased operating costs and process prohibitions for our customers that could reduce demand for our products and services, which would materially adversely affect our revenues, results of operations and cash flow.
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

Offshore regulation
Events in recent years have heightened environmental and regulatory concerns about the offshore oil and natural gas industry. From time to time, governing bodies may propose and have enacted legislation or regulations that may materially limit or prohibit offshore drilling in certain areas. If laws are enacted or other governmental action is taken that delay, restrict or prohibit offshore operations in our customers' expected areas of operation, our business could be materially adversely affected. New or newly interpreted regulations and other regulatory initiatives by U.S. governmental agencies have created significant uncertainty regarding the outlook of offshore activity in the U.S. Gulf of Mexico and possible implications for regions outside of the U.S. Gulf of Mexico. Third party challenges to industry operations in the U.S. Gulf of Mexico may also serve to further delay or restrict activities. If the new regulations, operating procedures and possibility of increased legal liability are viewed by our current or future customers as a significant impairment to expected profitability on projects, then they could discontinue or curtail their offshore operations thereby reducing demand for our offshore products and services.
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
Employees
As of December 31, 2013, we had approximately 3,500 employees. Of our total employees, approximately 2,600 were in the United States, 550 were in the United Kingdom, 150 were in Canada and 200 were in other locations. We are not a party to any collective bargaining agreements, other than in our Hamburg, Germany and Monterrey, Mexico facilities, and we consider our relations with our employees to be satisfactory.
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
We have experienced, and expect to continue to experience, fluctuations in revenues and operating results due to economic and business cycles. The willingness of oil and natural gas operators to make capital expenditures to explore for and produce oil and natural gas, the willingness of oilfield service companies to invest in capital equipment and the need of these customers to replenish consumable parts depends largely upon prevailing industry conditions that are influenced by numerous factors over which we have no control. Such factors include:

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
We continuously evaluate acquisitions and dispositions and may elect to acquire or dispose of assets in the future. These activities may distract management from day-to-day tasks. Acquisitions involve numerous risks, including:

•	unanticipated costs and exposure to unforeseen liabilities;

•	difficulty in integrating the operations and assets of the acquired businesses;

•	potential loss of key employees and customers of the acquired company;

•	potential inability to properly establish and maintain effective internal control over an acquired company; and

•	risk of entering markets in which we have limited prior experience.
Achieving the anticipated or desired benefits of our recent or potential future acquisitions will depend, in part, upon whether the integration of the various businesses, products, services, technology and employees is accomplished in an efficient and effective manner. There can be no assurance that we will obtain these anticipated or desired benefits of our past or future acquisitions, and if we fail to manage these risks successfully, our results of operations could be adversely affected.
Our failure to achieve consolidation savings, to incorporate the acquired businesses and assets into our existing operations successfully or to minimize any unforeseen operational difficulties could have a material adverse effect on our business. In addition, we may incur liabilities arising from events prior to the acquisition or prior to our establishment of adequate compliance oversight. While we generally seek to obtain indemnities for liabilities for events occurring before such acquisitions, these are limited in amount and duration or may be held to be unenforceable or the seller may not be able to indemnify us. We may also incur indebtedness or issue additional equity securities to finance future acquisitions. Debt service requirements could represent a burden on our results of operations and financial condition and the issuance of additional equity securities could be dilutive to our existing stockholders. In addition, we may dispose of assets or products that investors may consider beneficial to us.
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
The delivery of our products and services requires personnel with specialized skills and experience. Our ability to be productive and profitable depends upon our ability to employ and retain skilled workers. In addition, our ability to expand our operations depends in part on our ability to increase the size of our skilled labor force. The demand for skilled workers is high, the supply is limited and the cost to attract and retain qualified personnel has increased over the past few years. For example, we have experienced shortages of drilling rig equipment engineers, software engineers, mechanical assemblers, machinists and code welders, which, in some instances, has slowed the productivity of certain of our operations. Furthermore, a significant increase in the wages paid by competing employers could result in a reduction of our skilled labor force, increases in the wage rates that we must pay, or both. If any of these events were to occur, our capacity and profitability could be diminished, our ability to respond quickly to customer demands or strong market conditions may be inhibited and our growth potential could be impaired.
A portion of our business is driven by spending on capital equipment such as drilling rigs. Over the last several years, there have been high levels of spending on capital equipment. These high levels of investment may not be sustainable over time, and, in some cases such as with land rigs, the pace of investment has slowed.
In various segments of the energy industry there have been high levels of demand for construction of capital intensive equipment, some of which has a long life once introduced into the industry. High levels of investment can produce excess supply of equipment for many years, reducing dayrates and undermining the economics for new capital equipment orders. When these levels of activity fall, an increased competitive environment for capital equipment can result, which could lead to lower prices and utilization for our customers and a decreased demand for capital equipment products. For example, starting in the second half of 2012 we saw spending levels on land drilling rigs decrease relative to the pace of investment in the previous two years due to lower drilling activity. This resulted in lower revenues for us from both capital equipment orders and consumables in 2012 and 2013. Our strategy is to serve a variety of segments and spend cycles, but to the extent our financial results are impacted by capital equipment construction, our results may decline should an excess supply of capital equipment materialize. In addition, our competitors may increase their manufacturing capacity, which would lead to even greater competition in times of reduced demand.
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
In addition, we depend on the demand for our products and services from the oil and gas industry. This demand is affected by changing taxes, price controls and other laws and regulations relating to the oil and gas industry in general. For example, the adoption of laws and regulations curtailing exploration and development drilling for oil and gas for economic or other policy reasons could adversely affect our operations by limiting demand for our products. In addition, some non-U.S. countries may adopt regulations or practices that provide an advantage to indigenous oil companies in bidding for oil leases, or require indigenous companies to perform oilfield services currently supplied by international service companies. To the extent that such companies are not our customers, or we are unable to develop relationships with them, our business may suffer. We cannot determine the extent to which our future operations and earnings may be affected by new legislation, new regulations or changes in existing regulations.
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
If we are unable to accurately predict customer demand or if customers cancel their orders on short notice, we may hold excess or obsolete inventory, which would reduce gross margins. Conversely, insufficient inventory would result in lost revenue opportunities and, potentially, in loss of market share and damaged customer relationships.
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
The markets in which we operate are highly competitive and our products and services are subject to competition from significantly larger businesses. One competitor in particular holds substantial market share in our largest product line's market and has substantially greater resources than we do. We also have several other competitors that are large national and multinational companies that have longer operating histories, greater financial, technical and other resources and greater name recognition than we do. Some of our competitors may be able to respond more quickly to new or emerging technologies and services and changes in customer requirements. In addition, several of our competitors provide a much broader array of services, and have a stronger presence in more geographic markets. Our larger competitors may be able to use their size and purchasing power to seek economies of scale and pricing concessions. Furthermore, some of our customers are also our competitors and they may cease buying from us. We also have competitors outside of the United States with lower structural costs due to labor and raw material cost in and around their manufacturing centers.
New competitors could also enter the markets in which we compete. We consider product quality, performance, price, distribution capabilities and breadth of product offerings to be the primary competitive factors. Competitors may be able to offer more attractive pricing, duplicate strategies, or develop enhancements to products that could offer performance features that are superior to our products. In addition, we may not be able to retain key employees of entities that we acquire in the future and those employees may choose to compete against us. Competitive pressures, including those described above, and other factors could adversely affect our competitive position, resulting in a loss of market share or decreases in prices. In addition, some competitors are based in foreign countries and have cost structures and prices based on foreign currencies. Accordingly, currency fluctuations could cause U.S. dollar-priced products to be less competitive than our competitors' products that are priced in other currencies. For more information about our competitors, please read "Business-Competition."
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
Our operations are subject to numerous stringent and complex laws and regulations governing the discharge of materials into the environment, health and safety aspects of our operations, or otherwise relating to human health and environmental protection. These laws and regulations may, among other things, regulate the management and disposal of hazardous and nonhazardous wastes; require acquisition of environmental permits related to our operations; restrict the types, quantities, and concentrations of various materials that can be released into the environment; limit or prohibit operational activities in certain ecologically sensitive and other protected areas; regulate specific health and safety criteria addressing worker protection; require compliance with operational and equipment standards; impose testing, reporting and recordkeeping requirements; and require remedial measures to mitigate pollution from former and ongoing operations. Failure to comply with these laws and regulations or to obtain or comply with permits may result in the assessment of administrative, civil and criminal penalties, imposition of remedial or corrective action requirements and the imposition of injunctions to prohibit certain activities or force future compliance. Certain environmental laws may impose joint and several liability, without regard to fault or legality of conduct, on classes of persons who are considered to be responsible for the release of a hazardous substance into the environment. In addition, these risks may be greater for us because the companies we acquire or have acquired may not have allocated sufficient resources and management focus to environmental compliance, potentially requiring rehabilitative efforts during the integration process or exposing us to liability before such rehabilitation occurs.
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
If we fail to comply with safety regulations or maintain an acceptable level of safety at our facilities we may incur fines, penalties or other liabilities, or may be held criminally liable. We may incur additional costs to upgrade equipment or conduct additional training, or otherwise incur costs in connection with compliance with safety regulations. Failure to maintain safe operations or achieve certain safety performance metrics could disqualify us from doing business with certain customers, particularly major oil companies.
Our executive officers and certain key personnel are critical to our business and these officers and key personnel may not remain with us in the future.
Our future success depends in substantial part on our ability to hire and retain our executive officers and other key personnel. In particular, we are highly dependent on certain of our executive officers, including our Chairman, President and Chief Executive Officer, C. Christopher Gaut. These individuals possess extensive expertise, talent and leadership, and they are critical to our success. The diminution or loss of the services of these individuals, or other integral key personnel affiliated with entities that we acquire in the future, could have a material adverse effect on our business. Furthermore, we may not be able to enforce all of the provisions in any employment agreement we have entered into with certain of our executive officers and such employment agreements may not otherwise be effective in retaining such individuals. In addition, we may not be able to retain key employees of entities that we acquire in the future. This may impact our ability to successfully integrate or operate the assets we acquire.

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
For the year ended December 31, 2013, we derived approximately 40% of our revenue from sales outside the United States (based on product destination). In addition, one of our key growth strategies is to market products in international markets. We may not succeed in marketing, developing a recognized brand, selling, distributing products and generating revenues in these new international markets.
Our non-U.S. operations will subject us to special risks.
We are subject to various risks inherent in conducting business operations in locations outside of the United States. These risks may include changes in regional, political or economic conditions, local laws and policies, including taxes, trade protection measures, and unexpected changes in regulatory requirements governing the operations of companies that operate outside of the United States. In addition, if a dispute arises from international operations, courts outside of the United States may have exclusive jurisdiction over the dispute, or we may not be able to subject persons outside of the United States to the jurisdiction of U.S. courts.
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
Our business operations in countries outside of the United States are subject to a number of U.S. federal laws and regulations, including restrictions imposed by the United States Foreign Corrupt Practices Act as well as trade sanctions administered by the Office of Foreign Assets Control and the Commerce Department.
Local laws and customs in many countries differ significantly from those in the United States. In many countries, particularly in those with developing economies, it is common to engage in business practices that are prohibited by the regulations applicable to us. The United States Foreign Corrupt Practices Act ("FCPA") and similar anti-bribery laws in other jurisdictions, including the UK Bribery Act 2010, prohibit corporations and individuals, including us and our employees, from engaging in certain activities to obtain or retain business or to influence a person working in an official capacity. We are responsible for any violations by our employees, contractors and agents, whether based within or outside of the United States, for violations of the FCPA. We may also be held responsible for any violations by an acquired company that occur prior to an acquisition, or subsequent to the acquisition but before we are able to institute our compliance procedures. In addition, our non-U.S. competitors that are not subject to the FCPA or similar laws may be able to secure business or other preferential treatment in such countries by means that such laws prohibit with respect to us. The UK Bribery Act 2010 is broader in scope than the FCPA and applies to public and private sector corruption and contains no facilitating payments exception. A violation of any of these laws, even if prohibited by our policies, could have a material adverse effect on our business. Actual or alleged violations could damage our reputation, be expensive to defend, and impair our ability to do business.

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
We are not a party to any collective bargaining agreements, other than in our Monterrey, Mexico and Hamburg, Germany facilities. We operate in certain states within the United States and in international areas that have a history of unionization and we may become the subject of a unionization campaign. If some or all of our workforce were to become unionized and collective bargaining agreement terms, including any renegotiation of our Monterrey, Mexico and Hamburg, Germany collective bargaining agreements, were significantly different from our current compensation arrangements or work practices, our costs could be increased, our flexibility in terms of work schedules and reductions in force could be limited, and we could be subject to strikes or work slowdowns among other things.
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
One of our subsidiaries has been and continues to be named as a defendant in asbestos related product liability actions. The actual amounts expended on asbestos-related claims in any year may be impacted by the number of claims filed, the nature of the allegations asserted in the claims, the jurisdictions in which claims are filed, and the number of settlements. As of December 31, 2013, our subsidiary had a recorded liability of $250,000 for the estimated indemnity cost associated with the resolution of its current open claims and future claims anticipated to be filed during the next five years.
Due to a number of uncertainties that may result in significant changes in the current estimate, the actual costs of resolving these pending claims could be substantially higher than the current estimate. Among these are uncertainties as to the ultimate number and type of claims filed, the amounts of claim costs, the impact of bankruptcies of other companies with asbestos claims or of our insurers, and potential legislative changes and uncertainties surrounding the litigation process from jurisdiction to jurisdiction and from case to case. In addition, future claims beyond the five-year forecast period are possible, but the accrual does not cover losses that may arise from such additional future claims. Therefore, any such future claims could result in a loss.
Significant costs are incurred in defending asbestos claims and these costs are recorded at the time incurred. Receipt of reimbursement from our insurers may be delayed for a variety of reasons. In particular, if our primary insurers claim that certain policy limits have been exhausted, we may be delayed in receiving reimbursement as a result of the transition from one set of insurers to another. Our excess insurers may also dispute the claims of exhaustion, or may rely on certain policy requirements to delay or deny claims. Furthermore, the various per occurrence and aggregate limits in different insurance policies may result in extended negotiations or the denial of reimbursement for particular claims. For more information on the cost sharing agreements related to this risk, please read "Business—Legal proceedings."
If we fail to maintain an effective system of internal control, we may not be able to accurately report our financial results or prevent fraud.
Effective internal control over financial processes and reporting are necessary for us to provide reliable financial reports and effectively prevent fraud and to operate successfully. Our efforts to maintain internal control systems may not be successful. In addition, the entities that we acquire in the future may not maintain effective systems of internal control or we may encounter difficulties integrating our system of internal control with those of acquired entities. If we are unable to maintain effective internal control and, as a result, fail to provide reliable financial reports and effectively prevent fraud, our reputation and operating results would be harmed.
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
Environmental advocacy groups and regulatory agencies in the United States and other countries have focused considerable attention on the emissions of carbon dioxide, methane and other greenhouse gases and their potential role in climate change. The Environmental Protection Agency (the "EPA") has already begun to regulate greenhouse gas emissions under the federal Clean Air Act. The adoption of additional legislation or regulatory programs to reduce emissions of greenhouse gases could require us to incur increased operating costs to comply with new emissions-reduction or reporting requirements. Any such legislation or regulatory programs could also increase the cost of consuming, and thereby reduce demand for, hydrocarbons that our customers produce. Consequently, legislation and regulatory programs to reduce emissions of greenhouse gases could have an adverse effect on our business, financial condition and results of operations. Finally, some scientists have concluded that increasing concentrations of greenhouse gases in the Earth's atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of storms, droughts, and floods and other climatic events.
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
Hydraulic fracturing is an important and common practice in the oil and gas industry, which involves the injection of water, sand and chemicals under pressure into a formation to fracture the surrounding rock and stimulate production of hydrocarbons. Certain environmental advocacy groups have suggested that additional federal, state and local laws and regulations may be needed to more closely regulate the hydraulic fracturing process, and have made claims that hydraulic fracturing techniques are harmful to surface water and drinking water resources. Various governmental entities (within and outside the United States) are in the process of studying, restricting, regulating or preparing to regulate hydraulic fracturing, directly or indirectly. For example, the EPA has already begun to regulate certain hydraulic fracturing operations involving diesel under the auspices of the Underground Injection Control Program under the federal Safe Drinking Water Act, and is conducting a study to determine if additional regulation of hydraulic fracturing is warranted. Likewise, the Department of the Interior’s Bureau of Land Management has proposed new regulations of hydraulic fracturing activities conducted on federal and tribal lands. The adoption of legislation or regulatory programs that restrict hydraulic fracturing could adversely affect, reduce or delay well drilling and completion activities, increase the cost of drilling and production, and thereby reduce demand for our products and services.
Compliance with government regulations regarding the use of "conflict minerals" may result in increased costs and risks to us.
As part of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 ("Dodd-Frank"), the SEC has promulgated disclosure requirements regarding the use of certain minerals, which are mined from the Democratic Republic of Congo and adjoining countries, known as conflict minerals. The disclosure rules will take effect for us in May 2014. We may have to publicly disclose whether the products we sell contain conflict minerals and could incur significant costs related to implementing a process that will meet the mandates of Dodd-Frank. Additionally, customers may rely on us to provide critical data regarding the parts they purchase and will likely request conflict mineral information. We have many suppliers and each will provide conflict mineral information in a different manner, if at all. Accordingly, because the supply chain is complex, we may face reputational challenges if we are unable to sufficiently verify the origins of conflict minerals used in our products. Additionally, customers may demand that the products they purchase be free of conflict minerals. The implementation of this requirement could affect the sourcing and availability of products we purchase from our suppliers. This may reduce the number of suppliers that may be able to provide conflict free products, and may affect our ability to obtain products in sufficient quantities to meet customer demand or at competitive prices. In addition, there may be material costs associated with complying with the disclosure requirements, such as costs related to determining the source of any relevant minerals used in our products, as well as costs arising from any changes as a consequence of such verification activities.
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
We evaluate our long-lived assets, including property and equipment, for potential impairment whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable. In performing our review for impairment, future cash flows expected to result from the use of the asset and its eventual value upon disposal are estimated. If the undiscounted future cash flows are less than the carrying amount of the assets, there is an indication that the asset may be impaired. The amount of the impairment is measured as the difference between the carrying value and the estimated fair value of the asset. The fair value is determined either through the use of an external valuation, or by means of an analysis of discounted future cash flows based on expected utilization. The impairment loss recognized represents the excess of the asset's carrying value as compared to its estimated fair value.
For goodwill and intangible assets with indefinite lives, an assessment for impairment is performed annually or whenever an event indicating impairment may have occurred. Goodwill is reviewed for impairment by comparing the carrying value of each reporting unit's net assets, including allocated goodwill, to the estimated fair value of the reporting unit. We have six reporting units. We determine the fair value of our reporting units using a discounted cash flow approach. Determining the fair value of a reporting unit requires judgment and the use of significant estimates and assumptions. If the reporting unit's carrying value is greater than its fair value, a second step is performed whereby the implied fair value of goodwill is estimated by allocating the fair value of the reporting unit in a hypothetical purchase price allocation analysis. We recognize a goodwill impairment charge for the amount by which the carrying value of goodwill exceeds its reassessed fair value. During the year ended December 31, 2012, we recorded an impairment loss of $1.2 million on certain indefinite-lived intangible assets resulting from a lack of orders related to a specific service line. No other impairment losses were recorded on goodwill or indefinite-lived intangible assets for the years ended December 31, 2013, 2012 and 2011.
If we determine that the carrying value of our long-lived assets, goodwill or intangible assets is less than their fair value, we may be required to record additional charges in the future.

The indenture governing our notes and our Credit Facility contains operating and financial restrictions that may restrict our business and financing activities.
The indenture governing our notes and our Credit Facility contain, and any future indebtedness we incur may contain, a number of restrictive covenants that will impose significant operating and financial restrictions on us, including restrictions on our ability to, among other things:

•	pay dividends on, purchase or redeem our common stock or purchase or redeem our subordinated debt;

•	make certain investments;

•	incur or guarantee additional indebtedness or issue certain types of equity securities;

•	create certain liens;

•	sell assets, including equity interests in our restricted subsidiaries;

•	redeem or prepay subordinated debt;

•	restrict dividends or other payments of our restricted subsidiaries;

•	consolidate, merge or transfer all or substantially all of our assets;

•	engage in transactions with affiliates; and

•	create unrestricted subsidiaries.
Our Credit Facility also contains financial covenants, which, among other things, require us, on a consolidated basis, to maintain specified financial ratios or conditions summarized as follows:

•	Total funded debt to adjusted earnings before interest, taxes and depreciation ("EBITDA") (defined as the "Leverage Ratio" in the Credit Facility) of not more than 4.50 to 1.0;

•	Senior secured debt to adjusted EBITDA (defined as the "Senior Secured Leverage Ratio" in the Credit Facility) of not more than 3.50 to 1.0; and

•	EBITDA to interest expense (defined as the "Interest Coverage Ratio" in the Credit Facility) of not less than 3.0 to 1.0.
As a result of these covenants, we will be limited in the manner in which we conduct our business, and we may be unable to engage in favorable business activities or finance future operations or capital needs. Our ability to comply with some of the covenants, ratios or tests contained in our indenture and Credit Facility may be affected by events beyond our control. If market or other economic conditions deteriorate, our ability to comply with these covenants, ratios or tests may be impaired. A failure to comply with the covenants, ratios or tests or any future indebtedness could result in an event of default, which, if not cured or waived, could have a material adverse affect on our business, financial condition and results of operations.
Our indebtedness could restrict our operations and make us more vulnerable to adverse economic conditions.
We currently have a substantial amount of indebtedness. As of December 31, 2013, we had approximately $108.0 million of borrowings under our Credit Facility, $16.6 million of outstanding letters of credit and capacity to borrow an additional $475.4 million under the revolving portion of the Credit Facility. The Credit Facility has an accordion feature that allows us to increase the available borrowings under the facility by $300 million, subject to obtaining additional commitments from existing lenders or new commitments from new lenders. We also have $400 million of 6.25% senior notes due 2021 outstanding. Our level of indebtedness may adversely affect our operations and limit our growth, and we may have difficulty making debt service payments on our indebtedness as such payments become due. Our level of indebtedness may affect our operations in several ways, including the following:

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
As of February 26, 2014, SCF held approximately 35.8 million shares of our common stock, equal to approximately 38% of the outstanding common stock at that date. LESA is the ultimate general partner of SCF and will exert significant control over us, including over the outcome of most matters requiring a stockholder vote, such as the election of directors, adoption of amendments to our charter and bylaws and approval of transactions involving a change of control. LESA's interests may differ from our other stockholders, and SCF may vote its common stock in a manner that may adversely affect those stockholders.
SCF is a party to a registration rights agreement with us which requires us to effect the registration of its shares in certain circumstances. SCF exercised such rights in 2013 with respect to six million shares, which were offered and sold in November 2013. Additional sales of substantial amounts of our common stock by SCF, or the perception that such sales could occur, may adversely affect prevailing market prices of our common stock.
Certain of our directors may have conflicts of interest because they are also directors or officers of SCF. The resolution of these conflicts of interest may not be in the best interests of our Company or our other stockholders.
Certain of our directors, namely David C. Baldwin and Andrew L. Waite, are currently officers of LESA. In addition, a trust in which the children of our Chief Executive Officer, C. Christopher Gaut, are primary beneficiaries holds an ownership interest in the general partner of each of SCF-VI, L.P. and SCF-VII, L.P. These positions may create conflicts of interest because these directors and Mr. Gaut have an ownership interest in SCF-VI, L.P. and SCF-VII, L.P. and/or responsibilities to SCF Partners and its owners. Duties as directors or officers of LESA may conflict with such individuals' duties as one of our directors or officers regarding business dealings and other matters between SCF Partners and us. The resolution of these conflicts may not always be in the best interest of our Company or our other stockholders. Please read "We have renounced any interest in specified business opportunities, and SCF Partners and its director nominees on our board of directors generally have no obligation to offer us those opportunities."

We have renounced any interest in specified business opportunities, and SCF Partners and its director nominees on our board of directors generally have no obligation to offer us those opportunities.
Our certificate of incorporation provides that, so long as we have a director or officer who is affiliated with SCF Partners (an "SCF Nominee") and for a continuous period of one year thereafter, we renounce any interest or expectancy in any business opportunity in which any member of the SCF group participates or desires or seeks to participate in and that involves any aspect of the energy equipment or services business or industry, other than (i) any business opportunity that is brought to the attention of an SCF Nominee solely in such person’s capacity as a director or officer of our Company and with respect to which no other member of the SCF group independently receives notice or otherwise identifies such opportunity and (ii) any business opportunity that is identified by the SCF group solely through the disclosure of information by or on behalf of our Company. We refer to SCF Partners and its other affiliates and its portfolio companies as the SCF group. We are not prohibited from pursuing any business opportunity with respect to which we have renounced any interest.
SCF Partners has investments in other oilfield service companies that may compete with us, and SCF Partners and its affiliates, other than our Company, may invest in other such companies in the future. LESA, the ultimate general partner of SCF Partners, has an internal policy that discourages it from investing in two or more portfolio companies with substantially overlapping industry segments and geographic areas. However, LESA’s internal policy does not restrict the management or operation of its other individual portfolio companies from competing with us. Pursuant to LESA’s policy, LESA may allocate any potential opportunities to the existing portfolio company where LESA determines, in its discretion, such opportunities are the most logical strategic and operational fit. As a result, LESA or its affiliates may become aware, from time to time, of certain business opportunities, such as acquisition opportunities, and may direct such opportunities to its other portfolio companies, in which case we may not become aware of or otherwise have the ability to pursue such opportunities. Furthermore, LESA does not have a specific policy with regard to allocation of financial professionals and they are under no obligation to provide us with financial professionals.
Our common stock price has been volatile, and we expect it to continue to remain volatile in the future.
The market price of common stock of companies engaged in the oil and gas equipment manufacturing and services industry has been volatile. Likewise, the market price of our common stock has varied in the past (2013 low of $24.50 per share; 2013 high of $31.80 per share), and we expect it to continue to remain volatile given the cyclical nature of our industry.
Item 1B. Unresolved Staff Comments
Not applicable.

Item 2. Properties
The following tables describe the material facilities owned or leased by us as of December 31, 2013:

Country	Location	Leased or Owned	Country	Location	Leased or Owned
Drilling & Subsea Segment Locations			Production & Infrastructure Segment Locations
Canada	Leduc	Leased	Canada	Edmonton	Leased
Germany	Hamburg	Leased	South Africa	Vereeniging	Leased
Indonesia	Batam	Leased	United States	Madison, KS	Leased
Mexico	Monterrey	Leased		Broussard, LA	Leased
Singapore	Singapore	Leased		Chickasha, OK	Owned
UAE	Dubai	Leased		Davis, OK	Owned
United Kingdom	Aberdeen	Leased		Elmore City, OK	Owned
	Caithness	Leased		Guthrie, OK	Leased
	Kilbirnie	Leased		Clearfield, PA	Owned
	Kirkbymoorside	Leased		Smithton, PA	Leased
	Newcastle	Leased		Alice, TX	Leased
	Suffolk	Leased		Conroe, TX	Leased
United States	West Palm Beach, Fl	Leased		Gainesville, TX	Leased
	Broussard, LA	Owned		Houston, TX	Leased
	Broussard, LA	Leased		Longview, TX	Leased
	Bryan, TX	Owned		Odessa, TX	Leased
	Houston, TX	Leased		Stafford, TX	Leased
	Pearland, TX	Owned		Dayton, TX	Owned
	Pearland, TX	Leased	Combined Locations for both Segments
	Plantersville, TX	Owned	Brazil	Macae	Leased
	San Antonio, TX	Owned		Rio de Janeiro	Leased
	Sanger, TX	Leased	United States	Williston, ND	Leased
	Stafford, TX	Owned		Houston, TX	Leased
	Tyler, TX	Leased
	Willis, TX	Leased
	Lorton, VA	Leased
We believe our facilities are suitable for their present and intended purposes and are adequate for our current and anticipated level of operations.
We incorporate by reference in response to this item the information set forth in Item 1 and Item 7 of this Annual Report on Form 10-K and the information set forth in Note 6 of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.
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
Asbestos litigation
One of our subsidiaries has been named as one of many defendants in a number of product liability claims for alleged exposure to asbestos. These lawsuits are typically filed on behalf of plaintiffs who allege exposure to some asbestos, against numerous defendants, often 40 or more, who may have manufactured or distributed products containing asbestos. The injuries alleged by plaintiffs in these cases range from mesothelioma to other cancers to asbestosis. The earliest claims against our subsidiary were filed in New Jersey in 1998, and our subsidiary currently has active cases in Missouri, New Jersey, New York, and Illinois. These complaints do not typically include requests for a specific amount of damages. The trademark for the product line with asbestos exposure was acquired in 1985. Our subsidiary has been successful in obtaining dismissals in many lawsuits where the exposure is alleged to have occurred prior to our acquisition of the trademark. The law in some states does not find purchasers of product lines to have tort liability for incidents occurring prior to the acquisition date unless they assumed the responsibility or in certain other circumstances. The law in certain other states on so called “successor liability” may be different or ambiguous in this regard. Most claimants alleging illnesses due to asbestos sue on the basis of exposure prior to 1985, as by that date the hazards of asbestos exposure were well known and asbestos had begun to fall into disuse in industrial settings. To date, asbestos claims have not had a material adverse effect on our business, financial condition, results of operations, or cash flow, as our annual out-of-pocket costs over the last five years has been less than $200,000. There are typically fewer than 100 cases filed against our subsidiary each year, and a similar number of cases are dismissed, settled or otherwise disposed of each year. We currently have fewer than 200 lawsuits pending against this subsidiary. Our subsidiary has over $17 million in face amount of per occurrence and over $23 million of aggregate primary insurance coverage; a portion of the coverage has been eroded by payments made by insurers. In addition, our subsidiary has over $950 million in face amount of excess coverage applicable to the claims. There can be no guarantee that all of this can be collected due to policy terms and conditions and insurer insolvencies in the past or in the future. In January 2011, we entered into an agreement with seven of our primary insurers under which they have agreed to pay 80% of the costs of handling and settling each asbestos claim against the affected subsidiary. After an initial period, and under certain circumstances, our subsidiary and the subscribing insurers may withdraw from this agreement.
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
Item 4. Mine Safety Disclosures
Not applicable.

Executive officers of the registrant
The following table indicates the names, ages and positions of the executive officers of Forum as of February 26, 2014:

Name	Age	Position
C. Christopher Gaut	57	President, Chief Executive Officer, Chairman of the Board
Prady Iyyanki	44	Executive Vice President and Chief Operating Officer
Wendell R. Brooks	64	Executive Vice President; President-Production & Infrastructure
James W. Harris	55	Senior Vice President and Chief Financial Officer
James L. McCulloch	61	Senior Vice President, General Counsel and Secretary
Michael D. Danford	51	Vice President-Human Resources
Pablo G. Mercado	37	Vice President-Corporate Strategy & Treasurer
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
Prady Iyyanki. Mr. Iyyanki has served as Executive Vice President and Chief Operating Officer since January 2014.  Mr. Iyyanki was a private investor from March 2013 to December 2013. From April 2011 to March 2013, Mr. Iyyanki served as Vice President of GE Oil and Gas, a manufacturer of capital equipment and service provider for the oil and gas industry, and from April 2011 to December 2012 he served as President & Chief Executive Officer of the GE Oil and Gas Turbo Machinery business. From June 2006 to April 2011, Mr. Iyyanki served as President and Chief Executive Officer of the GE Power and Water Gas Engines business. Mr. Iyyanki holds a B.S. in Mechanical Engineering from Jawaharlal Nehru Technology University and an M.S. in Engineering from South Dakota State University.
Wendell R. Brooks. Mr. Brooks has served as Executive Vice President; President -Production & Infrastructure since August 2010. He served as Chief Executive Officer and President of Allied Production Services, Inc. from October 2007 until August 2010. Prior to that, from 1996 to October 2007, he was the Group Director for the well support business of John Wood Group Plc, a public Scottish company traded on the London Stock Exchange. Mr. Brooks also served on the board of directors of Wood Group during that time. Mr. Brooks has also been President of Del Norte Inc., and was involved in business and served as President of two divisions while employed by Geosource, Inc. from 1975 to 1984. Mr. Brooks has a B.B.A. from the University of Texas at Arlington and an M.B.A. from the Harvard Business School.
James W. Harris. Mr. Harris has served as our Senior Vice President and Chief Financial Officer since August 2010. From December 2005 until August 2, 2010, Mr. Harris served as Forum's Executive Vice President and Chief Financial Officer. Mr. Harris was Vice President, Controller of VeriCenter, Inc., a provider of information technology services, and General Manager of its AppSite Hosting service line from January 2004 through November 2005. Prior to joining VeriCenter, from August 1999 through December 2001, Mr. Harris worked for Enron Energy Services, Inc., as a Vice President and thereafter served as a consultant through December 2003. Mr. Harris began his career at Price Waterhouse from January 1985 until February 1994, with his final position being a Senior Tax Manager, and at Baker Hughes Incorporated from February 1994 until May 1999 in various positions, including Vice President, Tax and Controller. Mr. Harris received his B.S. and his Masters of Accounting from Brigham Young University and his M.B.A. from Rice University. Mr. Harris is a certified public accountant.
James L. McCulloch. Mr. McCulloch has served as our Senior Vice President, General Counsel and Secretary since October 2010. Mr. McCulloch was a private investor from January 2008 until October 2010, and since February 2008 has also served on the board of directors of Sunland Inc., a privately held pipeline construction and services company. In 1983, Mr. McCulloch joined Global Marine Inc., a leading international offshore drilling contractor, as Assistant General Counsel and served in a variety of capacities within the legal department until being named Senior Vice President and General Counsel in 1995. In 2001, Global Marine merged with Santa Fe International Corporation, an international land and offshore drilling contractor, to form GlobalSantaFe Corporation, where Mr. McCulloch continued to serve as Senior Vice President and General Counsel until the company's merger with Transocean Inc. in December 2007. Mr. McCulloch received his B.A. from Tulane University and his J.D. from Tulane University School of Law.
Michael D. Danford. Mr. Danford has served as our Vice President - Human Resources since November 2007. Prior to joining Forum, from August 2007 through November 2007, he worked at Trico Marine Services Inc. as Vice President - Human Resources. From 1997 through July 2007, Mr. Danford served as Director of Human Resources and Vice President - Human Resources for Hydril Company. From 1991 to 1997, Mr. Danford served in various human resources roles for Baker Hughes Incorporated. Prior to joining Baker Hughes Incorporated, from 1990 to 1991, Mr. Danford served as a recruiter and as an employee relations representative in the human resources department for Compaq Computer. Mr. Danford holds a B.S. degree in Computer Science from the University of Louisiana at Monroe (formerly Northeast Louisiana University).
Pablo G. Mercado. Mr. Mercado has served as our Vice President, Corporate Strategy & Treasurer since January 2014. Prior to that, Mr. Mercado served as Vice President - Corporate Development & Strategy from February 2013 to January 2014, and Vice President, Corporate Development from November 2011 to February 2013. From May 2005 to October 2011, Mr. Mercado was an investment banker in the Oil and Gas Group of Credit Suisse Securities (USA) LLC where he worked with oilfield services companies and other companies in the oil and gas industry, most recently as a Director. From 1998 to 2001 and 2003 to May 2005, Mr. Mercado was an investment banker at other firms, primarily working with companies in the oil and gas industry. Mr. Mercado holds a B.B.A. from the Cox School of Business, a B.A. in Economics from the Dedman College at Southern Methodist University, and a Master of Business Administration from The University of Chicago Booth School of Business.

PART II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Since our IPO on April 12, 2012, our common stock has traded on NYSE under the trading symbol "FET." Prior to that time, there was no public trading market for our common stock. The initial public offering price of our common stock was $20.00 per share.
The following table sets forth, for each full quarterly period indicated, the high and low closing sales prices for our common stock as quoted on the NYSE:

Year Ended December 31, 2013	High	Low
First Quarter	$28.98	$24.50
Second Quarter	$31.80	$25.72
Third Quarter	$31.06	$25.82
Fourth Quarter	$31.13	$25.99

Year Ended December 31, 2012	High	Low
Second Quarter (beginning April 12, 2012)	$23.29	$19.14
Third Quarter	$25.69	$19.38
Fourth Quarter	$25.24	$21.54
As of February 26, 2014, there were approximately 200 shareholders of record of our common stock. In calculating the number of shareholders, we consider clearing agencies and security position listings as one shareholder for each agency or listing.
No dividends were declared or issued during 2013 or 2012, and we do not currently have any plans to pay cash dividends in the future. Our future dividend policy is within the discretion of our Board of Directors and will depend upon various factors, including our results of operations, financial condition, capital requirements and investment opportunities. In addition, our Credit Facility prohibits us from paying any cash dividends unless all of the following conditions are met: (i) no default exists under our Credit Facility or would result from the payment of such dividends, (ii) after giving effect to the payment of such dividends, we have a pro forma leverage ratio that is less than or equal to 3.25 to 1.00 and the borrowing availability under our Credit Facility is at least $40 million, (iii) the aggregate amount of cash dividends and other Restricted Payments (as defined in the Credit Facility) paid in any fiscal quarter does not exceed 50% of our consolidated EBITDA (as defined in the Credit Facility) for the four fiscal quarters ended immediately prior to such fiscal quarter and (iv) the aggregate amount of cash dividends and other Restricted Payments paid in any four consecutive fiscal quarters does not exceed 50% of our consolidated EBITDA for the four fiscal quarters ended immediately prior to such four consecutive fiscal quarters. The indenture governing our senior notes also restricts the payment of dividends.

Shares of common stock purchased and placed in treasury during the three months ended December 31, 2013 were as follows:

Period	Total number of shares purchased (a)	Average price paid per share	Total number of shares purchased as part of publicly announced plan or programs	Maximum number of shares that may yet be purchased under the plan or program (b)
October 1, 2013 - October 31, 2013	6,544	$28.92	—	—
November 1, 2013 - November 30, 2013	142,282	$17.71	—	—
December 1, 2013 - December 31, 2013	28,144	$26.93	—	—
Total	176,970	$19.59	—	—
(a) All of the 176,970 of the shares purchased during the three months ended December 31, 2013 were acquired from employees in connection with the settlement of income tax and related benefit withholding obligations arising from the vesting of restricted stock grants or stock options. None of these shares were part of a publicly announced program to purchase common shares.
(b) Forum does not have any publicly announced equity securities repurchase plans or programs.
Performance Graph
The following graph compares total shareholder return on our common stock with the Standard & Poor’s 500 Stock Index and the Philadelphia Oil Service Sector Index ("OSX"), an index of oil and gas related companies that represents an industry composite of our peers. This graph covers the period from April 13, 2012, using the closing price for the first day of trading immediately following the effectiveness of our initial public offering per SEC regulations (rather than the IPO offering price of $20.00 per share), through December 31, 2013. This comparison assumes the investment of $100 on April 13, 2012, and the reinvestment of all dividends. The shareholder return set forth is not necessarily indicative of future performance.

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
The selected historical financial data as of December 31, 2013 and 2012, and for the years ended December 31, 2013, 2012 and 2011 are derived from our audited consolidated financial statements and related notes thereto included herein. The selected historical data as of December 31, 2011, 2010 and 2009 and for the years ended December 31, 2010 and 2009 have been derived from our audited consolidated financial statements, which are not included in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of our results to be expected in any future period.

	Year ended December 31,
(in thousands, except per share information)	2013	2012	2011	2010	2009
Income Statement Data:
Net sales	$1,524,811	$1,414,933	$1,128,131	$747,335	$677,378
Total operating expenses	1,322,569	1,174,053	967,518	674,058	627,171
Earnings from equity investment	7,312	—	—
Operating income	209,554	240,880	160,613	73,277	50,207
Total other expenses	23,472	18,085	19,910	28,931	18,363
Income from continuing operations before income taxes	186,082	222,795	140,703	44,346	31,844
Provision for income tax expense	56,478	71,265	47,110	20,297	11,011
Income from continuing operations	129,604	151,530	93,593	24,049	20,833
Loss from discontinued operations, net of taxes	—	—	—	—	(1,342)
Net income	129,604	151,530	93,593	24,049	19,491
Less: Income attributable to noncontrolling interest	65	74	251	111	155
Net income attributable to common stockholders	129,539	151,456	93,342	23,938	19,336

Weighted average shares outstanding
Basic	90,697	80,111	63,270	53,798	48,248
Diluted	94,604	86,937	67,488	54,316	48,914
Earnings per share
Basic	$1.43	$1.89	$1.48	$0.44	$0.40
Diluted	$1.37	$1.74	$1.38	$0.44	$0.40

	As of December 31,
(in thousands)	2013	2012	2011	2010	2009
Balance Sheet Data:
Cash and cash equivalents	$39,582	$41,063	$20,548	$20,348	$26,894
Net property, plant and equipment	180,292	152,983	124,840	90,632	96,747
Total assets	2,168,869	1,892,980	1,607,315	818,332	840,226
Long-term debt	512,077	400,201	660,379	204,715	236,937
Total stockholders’ equity	1,330,355	1,161,472	654,493	462,523	401,927

	Year ended December 31,
(in thousands)	2013	2012	2011	2010	2009
Other financial data:
Net cash provided by operating activities	$211,393	$137,941	$39,275	$65,981	$107,751
Net cash used in investing activities	(289,030)	(184,523)	(550,114)	(19,216)	(10,914)
Net cash provided by / (used in) financing activities	77,054	65,782	510,148	(54,265)	(94,532)

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with "Selected historical consolidated financial data" included under Item 6 of this Annual Report on Form 10-K and our financial statements and related notes included under Item 8 of this Annual Report on Form 10-K. This discussion contains forward-looking statements based on our current expectations, estimates and projections about our operations and the industry in which we operate. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of a variety of risks and uncertainties, including those described in "Risk factors", "—Cautionary note regarding forward-looking statements" and elsewhere in this Annual Report on Form 10-K. We assume no obligation to update any of these forward-looking statements.
Overview
We are a global oilfield products company, serving the subsea, drilling, completion, production and infrastructure sectors of the oil and natural gas industry. We design, manufacture and distribute products, and engage in aftermarket services, parts supply and related services that complement our product offering. Our product offering includes a mix of highly engineered capital products and frequently replaced items that are used in the exploration, development, production and transportation of oil and natural gas. Our capital products are directed at: drilling rig equipment for new rigs, upgrades and refurbishment projects; subsea construction and development projects; the placement of production equipment on new producing wells; and downstream capital projects. Our engineered systems are critical components used on drilling rigs or in the course of subsea operations, while our consumable products are used to maintain efficient and safe operations at well sites in the well construction process, within the supporting infrastructure and at processing centers and refineries. Historically, just over half of our revenue is derived from activity-based consumable products, while the balance is derived from capital products and a small amount from rental and other services.
We seek to design, manufacture and supply reliable products that create value for our diverse customer base, which includes, among others, oil and gas operators, land and offshore drilling contractors, well stimulation and intervention service providers, subsea construction and service companies, and pipeline and refinery operators.
We operate two business segments:

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

•
Production & Infrastructure segment. We design and manufacture products and provide related equipment and services to the well stimulation, completion, production and infrastructure markets. Through this segment, we supply flow equipment, including well stimulation consumable products and related recertification and refurbishment services; production equipment, including well site production equipment and process equipment; and valve solutions, which includes a broad range of industrial and process valves.

Market Conditions
The demand for our products and services is ultimately driven by energy prices and the expectation of exploration and production companies as to future trends in those prices. Management believes that the long-term fundamentals underlying the global demand for energy, such as long-term economic and demographic trends, remain strong. The level of demand for our products and services is directly related to activity levels and the capital and operating budgets of our customers, which in turn are influenced heavily by the outlook for energy prices.

The table below shows average crude oil and natural gas prices for West Texas Intermediate crude oil (WTI), United Kingdom Brent crude oil (Brent), and Henry Hub natural gas:

	2013	2012	2011
Average global oil, $/bbl
West Texas Intermediate	$97.98	$94.10	$95.05
United Kingdom Brent	$108.64	$112.77	$111.77

Average North American Natural Gas, $/Mcf
Henry Hub	$3.73	$2.75	$4.00
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

	2013	2012	2011
Active Rigs by Location
United States	1,761	1,919	1,879
Canada	353	364	419
International	1,296	1,233	1,167
Global Active Rigs	3,410	3,516	3,465

Land vs. Offshore Rigs
Land	3,033	3,165	3,127
Offshore	377	351	338
Global Active Rigs	3,410	3,516	3,465

U.S. Commodity Target, Land
Oil/Gas	1,373	1,359	984
Gas	383	556	887
Unclassified	5	4	8
Total U.S. Land Rigs	1,761	1,919	1,879

U.S. Well Path, Land
Horizontal	1,102	1,151	1,074
Vertical	435	552	574
Directional	224	216	231
Total U.S. Active Land Rigs	1,761	1,919	1,879
Generally, our sales are negatively impacted by lower rig activity, and the 8% decline in the average U.S. rig count in 2013 resulted in lower sales of some of our drilling products. While the rig count decreased, drilling efficiency has improved as a result of a shift in the composition of the drilling rig fleet to newer, more efficient rigs. As a result, the number of wells drilled per rig has increased. If this trend continues, well completions could grow at a faster pace than the drilling rig count.
Acquisitions
On July 1, 2013, we completed two acquisitions and an investment in a joint venture for aggregate consideration of approximately $230.0 million, each of which were financed with cash on hand and borrowings under our Credit Facility. The three transactions included the following:

•	B+V, a manufacturer of pipe handling equipment used on offshore and onshore drilling rigs with locations in Hamburg, Germany and Willis, Texas. B+V is included in the Drilling & Subsea segment;

•	Moffat, a Newcastle, England based manufacturer of subsea pipeline inspection gauge launching and receiving systems, and subsea connectors. Moffat is included in the Drilling & Subsea segment; and

•
The joint purchase of Global Tubing with an equal partner, with management retaining a small interest. Global Tubing is a Dayton, Texas based provider of coiled tubing strings and related services. Our equity investment is reported in the Production & Infrastructure segment and is accounted for using the equity method of accounting.

None of these transactions included potential future payments contingent on financial performance.
We completed four acquisitions in the fourth quarter 2012, Syntech Technology, Incorporated, Wireline Solutions, LLC, Dynacon, Inc. and Merrimac Manufacturing, Inc., all of which are included in the Drilling & Subsea segment. We paid aggregate cash consideration of approximately $139.7 million for these acquisitions in 2012.
We completed eight acquisitions in 2011, three of which are included in the Production & Infrastructure segment and five in the Drilling & Subsea segment.
There are factors related to the businesses we have acquired that may result in lower net profit margins on a going-forward basis, primarily the federal income tax status of the legal entity and the level of depreciation and amortization charges arising out of the accounting for the purchase.
For additional information regarding our 2013, 2012 and 2011 acquisitions, please read Note 3 and Note 4 of the Notes to the Consolidated Financial Statements in Part II, Item 8 "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K.
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

•
On April 17, 2012, we sold 13,889,470 shares of common stock in the IPO and 2,666,666 shares of common stock in a private placement to a private equity fund (not affiliated with the original sponsor) for aggregate net proceeds of approximately $256.4 million and $50 million, respectively. We used all of the net proceeds to repay a portion of the outstanding borrowings under the revolving portion of the Credit Facility.

•
Since 2011, we have grown our business both organically and through strategic acquisitions. We have expanded and diversified our product portfolio and business lines with the acquisition of two businesses and our joint venture investment in 2013, four businesses in 2012 and eight businesses in 2011. The historical financial data for periods prior to the acquisitions does not include the results of any of the acquired companies for the periods presented and, as such, does not provide an accurate indication of our future results.

•
As we integrate acquired companies and further implement internal controls, processes and infrastructure to operate in compliance with the regulatory requirements applicable to companies with publicly traded shares, it is likely that we will incur incremental selling, general and administrative expenses relative to historical periods.

Our future results will depend on our ability to efficiently manage our combined operations and execute our business strategy.

Results of operations
Year ended December 31, 2013 compared with year ended December 31, 2012

	Year ended December 31,		Favorable / (Unfavorable)
	2013	2012	$	%
(in thousands of dollars, except per share information)
Revenue:
Drilling & Subsea	$940,807	$826,500	$114,307	13.8%
Production & Infrastructure	585,495	589,204	(3,709)	(0.6)%
Eliminations	(1,491)	(771)	(720)	*
Total revenue	$1,524,811	$1,414,933	$109,878	7.8%
Cost of sales:
Drilling & Subsea	$616,543	$529,294	$(87,249)	(16.5)%
Production & Infrastructure	434,534	423,353	(11,181)	(2.6)%
Eliminations	(1,491)	(771)	720	*
Total cost of sales	$1,049,586	$951,876	$(97,710)	(10.3)%
Gross profit:
Drilling & Subsea	$324,264	$297,206	$27,058	9.1%
Production & Infrastructure	150,961	165,851	(14,890)	(9.0)%
Total gross profit	$475,225	$463,057	$12,168	2.6%
Selling, general and administrative expenses:
Drilling & Subsea	$168,436	$136,046	$(32,390)	(23.8)%
Production & Infrastructure	71,802	68,594	(3,208)	(4.7)%
Corporate	29,431	20,628	(8,803)	(42.7)%
Total selling, general and administrative expenses	$269,669	$225,268	$(44,401)	(19.7)%
Operating income:
Drilling & Subsea	$155,828	$161,160	$(5,332)	(3.3)%
Operating income margin %	16.6%	19.5%
Production & Infrastructure	86,471	97,257	(10,786)	(11.1)%
Operating income margin %	14.8%	16.5%
Corporate	(29,431)	(20,628)	(8,803)	(42.7)%
Total segment operating income	$212,868	$237,789	$(24,921)	(10.5)%
Operating income margin %	14.0%	16.8%
Contingent consideration expense (benefit)	—	(4,568)	(4,568)	*
Impairment of intangible assets	—	1,161	1,161	*
Transaction expenses	2,700	1,751	(949)	(54.2)%
(Gain)/loss on sale of assets	614	(1,435)	(2,049)	(142.8)%
Income from operations	209,554	240,880	(31,326)	(13.0)%
Interest expense, net	18,370	16,372	(1,998)	(12.2)%
Other, net	2,953	1,713	(1,240)	*
Deferred loan costs written off	2,149	—	(2,149)	100.0%
Other (income) expense, net	23,472	18,085	(5,387)	(29.8)%
Income before income taxes	186,082	222,795	(36,713)	(16.5)%
Income tax expense	56,478	71,265	14,787	20.7%
Net income	129,604	151,530	(21,926)	(14.5)%
Less: Income attributable to non-controlling interest	65	74	(9)	*
Income attributable to common stockholders	$129,539	$151,456	$(21,917)	(14.5)%

Weighted average shares outstanding
Basic	90,697	80,111
Diluted	94,604	86,937
Earnings per share
Basic	$1.43	$1.89
Diluted	$1.37	$1.74
* not meaningful

Revenue
Our revenue for the year ended December 31, 2013 increased $109.9 million, or 7.8%, to $1,524.8 million compared to the year ended December 31, 2012. For the year ended December 31, 2013, our Drilling & Subsea segment and our Production & Infrastructure segment comprised 61.6% and 38.4% of our total revenue, respectively, compared to 58.4% and 41.6%, respectively, for the year ended December 31, 2012. The revenue changes by operating segment consisted of the following:
Drilling & Subsea segment — Revenue increased $114.3 million, or 13.8%, to $940.8 million during the year ended December 31, 2013 compared to the year ended December 31, 2012. The increase in revenue is attributable to acquisitions in the third quarter 2013 and fourth quarter 2012, contributing $166.0 million in incremental revenue, offset by lower sales of other drilling products and equipment on reduced drilling activity levels.
Production & Infrastructure segment - Revenue decreased $3.7 million, or 0.6%, to $585.5 million during the year ended December 31, 2013 compared to the year ended December 31, 2012. The net decrease in revenue was driven by 18.7% lower sales of our well stimulation products, as orders remain at depressed levels compared to 2012 on lower utilization of our customers' pressure pumping equipment. This decrease is partially offset by 10.6% higher sales of our surface production equipment.
Segment operating income and segment operating margin percentage
Segment operating income for the year ended December 31, 2013 increased $24.9 million, or 10.5%, to $212.9 million compared to the year ended December 31, 2012.The segment operating margin percentage is calculated by dividing segment operating income by revenue. For the year ended December 31, 2013, the segment operating margin percentage of 14.0% represents a decline of 280 basis points from the 16.8% operating margin percentage for the year ended December 31, 2012. As discussed further below, the decrease in operating margin percentage arose on drilling and well stimulation products as reduced activity levels in these areas resulted in higher fixed cost per unit sold.
The Company undertook several actions during the third and fourth quarter 2013 to adjust its cost structure in line with lower North American activity levels. Segment operating income for the year ended December 31, 2013 included $7.7 million in principally non-cash charges for severance and facility closures. In addition, equity in earnings from the Company’s investment in Global Tubing included a $0.8 million charge for transaction expenses related to the initial investment. The change in operating margin percentage for each segment is explained as follows:
Drilling & Subsea segment — The operating margin percentage declined 290 basis points to 16.6% for the year ended December 31, 2013, from 19.5% for the year ended December 31, 2012. Excluding the severance and facility closure charges, the adjusted operating margin percentage of 17.3% is down 220 basis points compared to the year earlier period. The decline in operating margin percentage is primarily attributable to drilling products, with most of that decline occurring in the first half of the year. International orders for drilling products received in the first half of 2013 had longer lead times compared to our historical experience, with delivery in late 2013 and early 2014. We carried a higher cost base into 2013 on the expectation of improving drilling activity levels; however, as revenue declined in the first half of the year, our margins suffered. The cost saving measures implemented in the second half of the year, coupled with increased shipments of the longer dated international orders received in the first half of the year, contributed to good margin recovery for drilling products in the second half of 2013. We also experienced a decline in our downhole products operating margin percentage as a higher proportion of shipments were destined for lower margin international projects.
Production & Infrastructure segment — Operating margin percentage declined 170 basis points to 14.8% for the year ended December 31, 2013, from 16.5% for the year ended December 31, 2012. The decline in operating margin percentage is attributable to lower margins in well stimulation products on significantly lower activity levels and increased pricing competition. The decline was offset partially by the inclusion of $7.3 million of equity in earnings of the Global Tubing LLC joint venture in the second half of 2013.
Corporate — Selling, general and administrative expenses for Corporate increased $8.8 million, or 42.7%, for the year ended December 31, 2013 compared to the year ended December 31, 2012 due to higher personnel costs and various professional fees primarily associated with being a publicly traded company and complying with applicable regulations. Corporate costs included, among other items, payroll related costs for general management and management of finance and administration, legal, human resources and information technology; professional fees for external legal, accounting and related services; and marketing costs. Corporate costs also included $0.4 million in severance charges in 2013.

Other items
Several items are not included in segment operating income, but are included in total operating income. These items include: transaction expenses, gains/losses from the sale of assets, contingent consideration and impairment of intangible assets. Transaction expenses relate to legal and other advisory costs incurred in acquiring businesses and are not considered to be part of segment operating income. Including $0.8 million reported as part of equity in earnings of Global Tubing LLC, transaction costs were $3.5 million for the year ended December 31, 2013, for two acquisitions and an investment in a joint venture all closed effective July 1, 2013, and $1.8 million for the year ended December 31, 2012. Refer to Note 3, Acquisitions, for further information.
The contingent consideration credit recorded during the year ended December 31, 2012 was related to two acquisitions in 2011 in which part of the purchase price was payable in cash and/or shares of the our common stock based on the earnings of the acquired entities through the end of 2012. The net change in the accrual was recorded as part of operating income, and the reduction in this obligation resulted in an increase to operating income of $4.6 million during the year ended December 31, 2012. During the year ended December 31, 2012, an impairment loss of $1.2 million was recorded on certain intangible assets resulting from a lack of orders related to a specific service line.
Other income and expense
Other income and expense includes interest expense, foreign exchange gains and losses and deferred loan costs written off. We incurred $18.4 million of interest expense during the year ended December 31, 2013, an increase of $2.0 million from the year ended December 31, 2012. The increase in interest expense was partially attributable to an increase in debt incurred to finance the two acquisitions and an investment in a joint venture completed in the third quarter 2013, and a higher interest rate under our Senior Notes issued in the fourth quarter 2013 compared to the variable interest rate under our Credit Facility. The term loan under our Credit Facility was paid off from the net proceeds on our Senior Notes. Accordingly, unamortized debt issue costs of $2.1 million associated with the term loan were charged to expense during 2013.
Taxes
Tax expense includes current income taxes expected to be due based on taxable income to be reported during the periods in the various jurisdictions in which we conduct business, and deferred income taxes based on changes in the tax effect of temporary differences between the bases of assets and liabilities for financial reporting and tax purposes at the beginning and end of the respective periods. The effective tax rate, calculated by dividing total tax expense by income before income taxes, was 30.4% and 32.0% for the years ended December 31, 2013 and 2012, respectively. The effective tax rate for the year ended December 31, 2013 is lower than the comparable period in 2012 primarily due to a higher proportion of our earnings being generated outside the United States in jurisdictions subject to lower tax rates and due to a reduction in the tax provision from the finalization of certain prior year tax returns.

Year ended December 31, 2012 compared to year ended December 31, 2011

	Year ended December 31,		Favorable / (Unfavorable)
	2012	2011	$	%
(in thousands of dollars, except per share information)
Revenue:
Drilling & Subsea	$826,500	$659,430	$167,070	25.3%
Production & Infrastructure	589,204	468,701	120,503	25.7%
Eliminations	(771)	—	$(771)	*
Total revenue	$1,414,933	$1,128,131	$286,802	25.4%
Cost of sales:
Drilling & Subsea	$529,294	$433,836	$(95,458)	(22.0)%
Production & Infrastructure	423,353	331,834	(91,519)	(27.6)%
Eliminations	(771)	—	$771	*
Total cost of sales	$951,876	$765,670	$(186,206)	(24.3)%
Gross profit:
Drilling & Subsea	$297,206	$225,594	$71,612	31.7%
Production & Infrastructure	165,851	136,867	28,984	21.2%
Total gross profit	$463,057	$362,461	$100,596	27.8%
Selling, general and administrative expenses:
Drilling & Subsea	$136,046	$107,667	$(28,379)	(26.4)%
Production & Infrastructure	68,594	58,870	(9,724)	(16.5)%
Corporate	20,628	20,237	(391)	(1.9)%
Total selling, general and administrative expenses	$225,268	$186,774	$(38,494)	(20.6)%
Operating income:
Drilling & Subsea	$161,160	$117,927	$43,233	36.7%
Operating income margin %	19.5%	17.9%
Production & Infrastructure	97,257	77,997	19,260	24.7%
Operating income margin %	16.5%	16.6%
Corporate	(20,628)	(20,237)	(391)	(1.9)%
Total segment operating income	$237,789	$175,687	$62,102	35.3%
Operating income margin %	16.8%	15.6%
Contingent consideration expense (benefit)	(4,568)	12,100	16,668	*
Impairment of intangible assets	1,161	—	(1,161)	*
Transaction expenses	1,751	3,608	1,857	(51.5)%
(Gain)/loss on sale of assets	(1,435)	(634)	801	126.3%
Income from operations	240,880	160,613	80,267	(50.0)%
Interest expense, net	16,372	19,532	3,160	16.2%
Other, net	1,713	378	(1,335)	*
Other (income) expense, net	18,085	19,910	1,825	9.2%
Income before income taxes	222,795	140,703	82,092	58.3%
Income tax expense	71,265	47,110	(24,155)	(51.3)%
Net income	151,530	93,593	57,937	61.9%
Less: Income attributable to non-controlling interest	74	251	(177)	*
Income attributable to common stockholders	$151,456	$93,342	$58,114	62.3%

Weighted average shares outstanding
Basic	80,111	63,270
Diluted	86,937	67,488
Earnings per share
Basic	$1.89	$1.48
Diluted	$1.74	$1.38
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
Drilling & Subsea segment — Revenue increased $167.1 million, or 25.3%, to $826.5 million during the year ended December 31, 2012 compared to the year ended December 31, 2011. Of the increase, $55.1 million, or 33%, was attributable to organic initiatives. The organic growth contributions arose primarily from increased sales of hydraulic catwalk units and blowout preventers in the drilling technologies product line, and increased sales of work-class remotely operated vehicles in the Subsea Technologies product line. Of the increase, $112.0 million, or 67%, was primarily attributable to operations acquired in 2011. The operations acquired in 2011 that were not owned for the full year ended December 31, 2011 included drilling products from AMC Global Group, Ltd. ("AMC") and P-Quip, Ltd. ("P-Quip") and downhole products from Davis-Lynch, LLC ("Davis-Lynch") and Cannon Services ("Cannon"). Additionally, four operations were acquired during the fourth quarter of 2012 and these acquisitions relate to all three product lines within Drilling & Subsea.
Production & Infrastructure segment — Revenue increased $120.5 million, or 25.7%, to $589.2 million during the year ended December 31, 2012 compared to the year ended December 31, 2011. Of the increase, $85.6 million, or 71%, was attributable to organic initiatives attributable to higher market demand in both production equipment and valve solutions products and orders from new customers. The higher shipments were made possible for production equipment by the expansion of existing facilities and the addition of new facilities in Pennsylvania, each completed throughout 2011. Of the increase, $34.9 million, or 29%, was attributable to operations acquired in 2011 that were not owned for the full year ended December 31, 2011 including the three acquisitions that make up the flow equipment product line.
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
Drilling & Subsea segment — The operating margin percentage improved 160 basis points to 19.5% for the year ended December 31, 2012, up from 17.9% for the year ended December 31, 2011. The margin improvement was due to manufacturing efficiencies on the higher revenue in the subsea technologies and drilling technologies product lines as well as improved product mix from the full year contribution of acquisitions made in 2011 and 2012. Offsetting the higher gross margins were slightly higher selling, general and administrative costs as a percentage of revenue attributable to the amortization of intangible assets of the businesses acquired in 2011 and 2012.
Production & Infrastructure segment — Operating margin percentage showed a slight decline of 10 basis points to 16.5% for the year ended December 31, 2012, from 16.6% for the year ended December 31, 2011 primarily due to lower margins in the Flow Equipment product line due to the deterioration in this market which reduced demand for our products significantly starting in the second quarter 2012. The pressure pumping service providers, our customers, experienced excess capacity of new capital equipment and supplies during the year and these companies began to destock inventory they purchased during prior periods. Offsetting the lower margins in the flow equipment product line were modest price increases on certain valve products. Also positively impacting our operating margins were lower selling, general and administrative costs as a percent of revenue, which was attributable to tighter controls.
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

Other items
Several items are not included in segment operating income, but are included in total operating income. These items include: contingent consideration, impairment of intangible assets, transaction expenses and gains/losses from the sale of assets. The contingent consideration we incurred was related to two acquisitions in 2011 in the Flow Equipment product line in which part of the purchase price was payable in cash and/or shares of our common stock based on the earnings of the acquired entities. The change in the amount of the accrual is recorded as part of operating income. Lower projected earnings of the acquired entities resulted in an increase to operating income of $4.6 million for the year ended December 31, 2012 due to lower contingent consideration, whereas higher projected earnings of the acquired entities resulted in a decrease to operating income of $12.1 million for the year ended December 31, 2011. During the second quarter 2012, an impairment loss of $1.2 million was recorded on certain intangible assets as a result of a lack of orders for a specific service line within the Production & Infrastructure segment. Transaction expenses relate to legal and other advisory costs incurred in acquiring businesses and are not considered to be part of segment operating income. These costs were $1.8 million and $3.6 million for the years ended December 31, 2012 and 2011, respectively.
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
Taxes
Tax expense includes current income taxes expected to be due based on taxable income to be reported during the periods in the various jurisdictions in which we conduct business, and deferred income taxes based on changes in the tax effect of temporary differences between the bases of assets and liabilities for financial reporting and tax purposes at the beginning and end of the respective periods. The effective tax rate, calculated by dividing total tax expense by income before income taxes, was 32.0% and 33.5% for the years ended December 31, 2012 and 2011, respectively. The effective tax rate for the year ended December 31, 2012 is lower than the comparable period in 2011 primarily due to a reduction in the tax provision from the finalization of certain prior year tax returns.
Liquidity and capital resources
Sources and uses of liquidity
Our internal sources of liquidity are cash on hand and cash flows from operations, while our primary external sources have included our Credit Facility described below, trade credit, the issuance of our senior notes described below and sales of our common stock. Our primary uses of capital have been for acquisitions, ongoing maintenance and growth capital expenditures, inventories and sales on credit to our customers. We continually monitor potential capital sources, including equity and debt financing, to meet our investment and target liquidity requirements. Our future success and growth will be highly dependent on our ability to continue to access outside sources of capital.
At December 31, 2013, we had cash and cash equivalents of $39.6 million and total debt of $513.1 million. During the year ended December 31, 2013, we used the net proceeds from the issuance of $400.0 million of 6.25% senior notes to repay a portion of the outstanding borrowings under our Credit Facility. See “—Senior Notes Due 2021.”
We believe that cash on hand, cash generated from operations and amounts available under the Credit Facility will be sufficient to fund operations, working capital needs, capital expenditure requirements and financing obligations for the foreseeable future.
Our total 2014 capital expenditure budget is approximately $60.0 million, which consists of, among other items, investments in constructing or expanding certain manufacturing facilities, purchasing machinery and equipment, expanding our rental fleet of subsea equipment, and general maintenance capital expenditures of approximately $25.0 million. This budget does not include expenditures for potential business acquisitions.
The amount of capital expenditures incurred in 2013 was $60.3 million. These expenditures were funded from borrowings under our Credit Facility, the issuance of our senior notes and internally generated funds. We believe cash flows from operations and additional borrowings under the Credit Facility should be sufficient to fund our capital requirements for 2014.

Although we do not budget for acquisitions, pursuing growth through acquisitions is a significant part of our business strategy. We expanded and diversified our product portfolio with the acquisition of two businesses and our joint venture investment in 2013 for total consideration (net of cash acquired) of approximately $230.0 million, and four businesses in 2012 for total consideration (net of cash acquired) of approximately $139.3 million. We used cash on hand and borrowings under the Credit Facility to finance these acquisitions. We continue to actively review acquisition opportunities on an ongoing basis. Our ability to make significant additional acquisitions for cash may require us to obtain additional equity or debt financing, which we may not be able to obtain on terms acceptable to us or at all.
Our cash flows for the years ended December 31, 2013, 2012 and 2011 are presented below (in millions):

	Year ended December 31,
	2013	2012	2011
Net cash provided by operating activities	$211.4	$137.9	$39.3
Net cash used in investing activities	(289.0)	(184.5)	(550.1)
Net cash provided by financing activities	77.1	65.8	510.1
Net increase (decrease) in cash and cash equivalents	(1.5)	20.5	0.2
Free cash flow, before acquisitions	$152.1	$100.4	$(1.0)
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

	Year ended December 31,
	2013	2012	2011
Cash flow from operating activities	$211.4	$137.9	$39.3
Payment of contingent consideration included in operating activities	—	7.1	—
Capital expenditures for property and equipment	(60.3)	(49.7)	(41.2)
Proceeds from sale of property and equipment and other	1.0	5.1	0.9
Free cash flow, before acquisitions	$152.1	$100.4	$(1.0)
Cash flows provided by operating activities
Net cash provided by operating activities was $211.4 million and $137.9 million for the year ended December 31, 2013 and 2012, respectively. Cash provided by operations increased as a result of reduced investments in working capital as compared to the prior year, primarily inventory, which added $33.1 million as compared to the use of cash of $100.3 million in the prior year. Offsetting the positive impacts of the reduced investments in working capital was a decrease in net income to $129.5 million for the year ended December 31, 2013, from $151.5 million for the year ended December 31, 2012.
Net cash provided by operating activities was $137.9 million for the year ended December 31, 2012 and $39.3 million for the year ended December 31, 2011. Net income increased to $151.5 million for the year ended December 31, 2012, from $93.6 million for the year ended December 31, 2011, which resulted in a positive impact on cash flows from operations. Cash provided by operations also increased as a result of reduced investments in working capital as compared to the prior year. For example, there was a positive impact to cash flows from operations of $75.2 million as compared to the prior year from the changes in accounts receivable due to collection efforts. This increase in operating cash flows due to the change in account receivables is partially offset by the increase in inventories and a decrease in accounts payable and other accrued liabilities.
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
Cash flows used in investing activities
Net cash used in investing activities was $289.0 million and $184.5 million for the year ended December 31, 2013 and 2012, respectively, a $104.5 million increase. Of this increase, $229.7 million was used to fund the acquisitions during the year ended December 31, 2013 compared with $139.9 million used for acquisitions in the year ended December 31, 2012. Additionally, a higher investment in property and equipment of $60.3 million was made during the year ended December 31, 2013 compared an investment of $49.7 million during the year ended December 31, 2012.
Net cash used in investing activities was $184.5 million and $550.1 million for the years ended December 31, 2012 and December 31, 2011, respectively, a $365.6 million decrease. Of this decrease, $139.9 million was used to fund the acquisitions during the year ended December 31, 2012 compared with $509.9 million used for acquisitions in the year ended December 31, 2011. This decrease was partially offset by a higher investment in property and equipment of $49.7 million during the year ended December 31, 2012 compared to an investment of $41.2 million during the year ended December 31, 2011.
Other than capital required for acquisitions, we expect to fund all maintenance and other growth capital expenditures from our current cash on hand and from internally generated funds.
Cash flows provided by (used in) financing activities
Net cash provided by financing activities was $77.1 million for the year ended December 31, 2013 and consisted primarily of net proceeds from our issuance of the senior notes and other borrowings under the revolving portion of our Credit Facility, net of long-term debt repayment, contingent consideration payment and deferred financing costs. The net proceeds from the senior notes issuance were used to repay amounts outstanding under our Credit Facility.
Net cash provided by financing activities was $65.8 million for the year ended December 31, 2012, and consisted primarily of net proceeds from our IPO and concurrent private placement which were used to pay down a portion of the outstanding borrowings under the revolving portion of the Credit Facility, and payment of contingent consideration with respect to acquisitions.
Net cash provided by financing activities was $510.1 million for the year ended December 31, 2011, primarily from net draws on the Credit Facility of $458.4 million and proceeds from stock issuances of $57.0 million.
Senior Notes Due 2021
In October 2013, we issued $300.0 million of 6.25% senior unsecured notes due 2021 at par, and in November 2013 we issued an additional $100.0 million aggregate principal amount of the notes at 103.25% of par, plus accrued interest from October 2, 2013 (the "Senior Notes"). The Senior Notes bear interest at a rate of 6.25% per annum, payable on April 1 and October 1 of each year, and mature on October 1, 2021. Net proceeds from the issuances of approximately $394.0 million, after deducting initial purchasers' discounts and offering expenses and excluding accrued interest paid by the purchasers, were used for the repayment of the then-outstanding term loan balance and a portion of the revolving Credit Facility balance.
The terms of the Senior Notes are governed by the indenture, dated October 2, 2013 (the “Indenture”), by and among us, the guarantors named therein and Wells Fargo Bank, National Association, as trustee (the “Trustee”). The Senior Notes are senior unsecured obligations, are guaranteed on a senior unsecured basis by our subsidiaries that guarantee the Credit Facility and rank junior to, among other indebtedness, the Credit Facility to the extent of the value of the collateral securing the Credit Facility. The Senior Notes contain customary covenants including some limitations and restrictions on our ability to pay dividends on, purchase or redeem our common stock or purchase or redeem our subordinated debt; make certain investments; incur or guarantee additional indebtedness or issue certain types of equity securities; create certain liens, sell assets, including equity interests in our restricted subsidiaries; redeem or prepay subordinated debt; restrict dividends or other payments of our restricted subsidiaries; consolidate, merge or transfer all or substantially all of our assets; engage in transactions with affiliates; and create unrestricted subsidiaries. Many of these restrictions will terminate if the Senior Notes become rated investment grade. The Indenture also contains customary events of default, including nonpayment, breach of covenants in the Indenture, payment defaults or acceleration of other indebtedness, failure to pay certain judgments and certain events of bankruptcy and insolvency. We are required to offer to repurchase the Senior Notes in connection with specified change in control events or with excess proceeds of asset sales not applied for permitted purposes.

Credit Facility
We have a Credit Facility with Wells Fargo Bank, National Association, as administrative agent, and several financial institutions as lenders, which provides for a $600.0 million revolving credit facility, including up to $75.0 million available for letters of credit and up to $25.0 million in swingline loans. Subject to terms of the Credit Facility, we have the ability to increase the revolving Credit Facility by an additional $300.0 million. In November 2013, we amended our Credit Facility, to, among other things, change certain of the ratios under financial covenants previously required to be maintained by us on a consolidated basis and to extend the maturity date to November 2018. Weighted average interest rates under the Credit Facility at December 31, 2013 and 2012 were 2.17% and 2.21%, respectively.
All of the obligations under the Credit Facility are secured by first priority liens (subject to permitted liens) on substantially all of the assets of the Company and its wholly-owned domestic restricted subsidiaries, with exceptions for real property and certain other assets set forth in the Credit Facility. Additionally, all of the obligations under the Credit Facility are guaranteed by the wholly-owned domestic restricted subsidiaries of the Company. As of December 31, 2013, we had $108.0 million of borrowings outstanding under our Credit Facility and $16.6 million of outstanding letters of credit and the capacity to borrow an additional $475.4 million under the revolving portion of our Credit Facility.
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
The Credit Facility contains various covenants that, among other things, limit our ability to grant certain liens, make certain loans and investments, make distributions, enter into mergers or acquisitions unless certain conditions are satisfied, enter into hedging transactions, change our lines of business, prepay certain indebtedness, enter into certain affiliate transactions or engage in certain asset dispositions. Additionally, the Credit Facility limits our ability to incur additional indebtedness with certain exceptions, including the ability to incur up to $150.0 million of additional unsecured debt, $25.0 million of capital leases, $30.0 million of foreign overdraft lines and $50.0 million of other debt.
The Credit Facility also contains financial covenants, which, among other things, require us, on a consolidated basis, to maintain specified financial ratios or conditions summarized as follows:

•	Total funded debt to adjusted earnings before interest, taxes and depreciation ("EBITDA") (defined as the "Leverage Ratio" in the Credit Facility) of not more than 4.50 to 1.0;

•	Senior secured debt to adjusted EBITDA (defined as the "Senior Secured Leverage Ratio" in the Credit Facility) of not more than 3.50 to 1.0; and

•	EBITDA to interest expense (defined as the "Interest Coverage Ratio" in the Credit Facility) of not less than 3.0 to 1.0.
We were in compliance with all financial covenants at December 31, 2013 and we anticipate that we will continue to be in compliance in 2014.
Under the Credit Facility, EBITDA is defined to generally exclude the effect of non-cash items, and to give pro forma effect to acquisitions and non-ordinary course asset sales (with adjustments to EBITDA of the acquired businesses or related to the sold assets to be made in accordance with the guidelines for pro forma presentations set forth by the SEC or in a manner otherwise reasonably acceptable to the Administrative Agent under the Credit Facility). The EBITDA of Global Tubing is excluded until such time as it is distributed cash to the Company.
We have the ability to elect the interest rate applicable to borrowings under the Credit Facility. Interest under the Credit Facility may be determined by reference to (1) the London interbank offered rate, or LIBOR, plus an applicable margin which ranges from 1.50% to 3.50% per annum (with the applicable margin depending upon our ratio of total funded debt to EBITDA) or (2) the Adjusted Base Rate plus an applicable margin which ranges from 0.00% to 2.00% per annum (with the applicable margin depending upon our ratio of total funded debt to EBITDA). The Adjusted Base Rate will be equal to the highest of (1) the Federal Funds Rate, as published by the Federal Reserve Bank of New York, plus one half of 1.0%, (2) the prime rate of Wells Fargo Bank, National Association, as established from time to time at its principal U.S. office and (3) daily LIBOR for an interest period of one-month plus 1.0%.
Interest is payable quarterly for base rate loans and at the end of each interest period for LIBOR loans, except that if the interest period for a LIBOR loan is longer than three months, interest is paid at the end of each three-month period.
The Credit Facility also provides for a commitment fee in the amount of 0.25% to 0.50% per annum (with the applicable rate depending upon our ratio of total funded debt to EBITDA) on the unused portion of revolving commitments.

If an event of default exists under the Credit Facility, lenders holding greater than 50% of the aggregate outstanding loans and letter of credit obligations and unfunded revolving commitments have the right to accelerate the maturity of the obligations outstanding under the Credit Facility and exercise other rights and remedies. Each of the following constitutes an event of default under the Credit Facility:

•	Failure to pay any principal when due or any interest, fees or other amount within certain grace periods;

•	Representations and warranties in the Credit Facility or other loan documents being incorrect or misleading in any material respect;

•	Failure to perform or otherwise comply with the covenants in the Credit Facility or other loan documents, subject, in certain instances, to grace periods;

•	Impairment of security under the loan documents affecting collateral having a fair market value in excess of $25 million;

•	The actual or asserted invalidity of any material provisions of the guarantees of the indebtedness under the Credit Facility;

•
Default by us or our restricted subsidiaries in the payment of any other indebtedness with a principal amount in excess of $50 million, any default in the performance of any obligation or condition with respect to such indebtedness beyond the applicable grace period if the effect of the default is to permit or cause the acceleration of the indebtedness, or such indebtedness will be declared due and payable prior to its scheduled maturity;

•	Bankruptcy or insolvency events involving us or our restricted subsidiaries;

•	The entry, and failure to pay, of one or more adverse judgments in excess of $50 million, upon which enforcement proceedings are commenced or that are not stayed pending appeal; and

•	The occurrence of a change in control (as defined in the Credit Facility).
Off-balance sheet arrangements
As of December 31, 2013, we had no off-balance sheet instruments or financial arrangements, other than operating leases entered into in the ordinary course of business.
Contractual obligations
Our debt, lease and financial obligations as of December 31, 2013 will mature and become due and payable according to the following table (in thousands):

	2014	2015	2016	2017	2018	After 2018	Total
Senior notes due October 2021 (1)	$25,000	$25,000	$25,000	$25,000	$25,000	$468,750	$593,750
Senior secured credit facility (2)	2,344	2,344	2,344	2,344	109,953	—	119,329
Other debt	998	869	—	—	—	—	1,867
Operating leases	16,148	14,724	13,310	9,972	7,483	27,104	88,741
Letters of credit	11,974	2,697	1,907	—	—	—	16,578
Pension	414	568	423	409	416	5,573	7,803
Total	$56,878	$46,202	$42,984	$37,725	$142,852	$501,427	$828,068
(1) Includes 8 years of interest on $400 million of senior notes at 6.25% that become due in 2021.
(2) Includes interest on the Credit Facility calculated using the weighted average interest rate of 2.17% at December 31, 2013.
Inflation
Global inflation has been relatively low in recent years and did not have a material impact on our results of operations during 2013, 2012 or 2011. Although the impact of inflation has been insignificant in recent years, it is still a factor in the global economy and we tend to experience inflationary pressure on the cost of raw materials and components used in our products.

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
Revenue generated from long-term contracts, typically longer than six months in duration, is recognized on the percentage-of-completion method of accounting. Approximately 11% of our 2013 revenue was accounted for on this basis. There are significant estimates and judgments involved in recognizing revenue over the term of the contract. For that portion of our business accounted for on the percentage-of-completion method, we generally recognize revenue and cost of goods sold each period based upon the advancement of the work-in-progress. The percentage complete is determined based on the ratio of costs incurred to date to total estimated costs for the project. The percentage-of-completion method requires management to calculate reasonably dependable estimates of progress towards completion and total contract costs. Each period these long-term contracts are reevaluated and may result in upward or downward revisions in estimated total costs, which are accounted for in the period of the change to reflect a catch up adjustment for the cumulative impact from inception of the contract to date in the period of the revision. Whenever revisions of estimated contract costs and contract value indicates that the contract costs will exceed estimated revenue, thus creating a loss, a provision for the total estimated loss is recorded in that period.
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
Share-based compensation
We account for awards of share-based compensation at fair value on the date granted to employees and recognize the compensation expense in the financial statements over the requisite service period. Fair value of the share-based compensation was measured using the fair value of the common stock for restricted stock and restricted stock units, the Black-Scholes model for most of the outstanding options, and a lattice model for performance share units. These models require assumptions and estimates for inputs, especially the estimate of the volatility in the value of the underlying share price, that affect the resultant values and hence the amount of compensation expense recognized.
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
For goodwill and intangible assets with indefinite lives, an assessment for impairment is performed annually or whenever an event indicating impairment may have occurred. We typically complete our annual impairment test for goodwill and other indefinite-lived intangibles using an assessment date of December 31. Goodwill is reviewed for impairment by comparing the carrying value of each reporting unit’s net assets, including allocated goodwill, to the estimated fair value of the reporting unit. As of December 31, 2013, we had six reporting units. We determine the fair value of our reporting units using a discounted cash flow approach. Determining the fair value of a reporting unit requires judgment and the use of significant estimates and assumptions. Such estimates and assumptions include revenue growth rates, future operating margins, the weighted average cost of capital, and future market conditions, among others. We believe that the estimates and assumptions used in our impairment assessments are reasonable. If the reporting unit’s carrying value is greater than its fair value, a second step is performed whereby the implied fair value of goodwill is estimated by allocating the fair value of the reporting unit in a hypothetical purchase price allocation analysis. We recognize a goodwill impairment charge for the amount by which the carrying value of goodwill exceeds its reassessed fair value. At December 31, 2013, we performed our annual impairment test on each of our reporting units and concluded that there had been no impairment because the estimated fair values of each of those reporting units substantially exceeded its carrying value.
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
We review long-lived assets for potential impairment whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable. In performing the review for impairment, future cash flows expected to result from the use of the asset and its eventual disposal are estimated. If the undiscounted future cash flows are less than the carrying amount of the assets, there is an indication that the asset may be impaired. The amount of the impairment is measured as the difference between the carrying value and the estimated fair value of the asset. The fair value is determined either through the use of an external valuation, or by means of an analysis of discounted future cash flows based on expected utilization. The impairment loss recognized represents the excess of the assets carrying value as compared to its estimated fair value.
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
Recent accounting pronouncements
In December 2011, the FASB issued Accounting Standards Update ("ASU") 2011-11— "Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities" ("ASU 2011-11") and in January 2013, the FASB issued ASU 2013-01— "Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities" ("ASU 2013-01"). The issuance of ASU 2013-01 limited the scope of ASU 2011-11 to derivatives, repurchase agreements and securities lending transactions to the extent that they are offset in the financial statements or subject to an enforceable master netting or similar agreement. We adopted this update effective January 1, 2013 and it did not have a material impact on the consolidated financial statements.
In February 2013, the FASB issued an update to existing guidance on the presentation of comprehensive income. This update requires disclosure of significant amounts reclassified out of accumulated other comprehensive income by component and their corresponding effect on the respective line items of net income. We adopted this update effective January 1, 2013 with the appropriate disclosures and it did not have a material impact on the consolidated financial statements.
In July 2012, the FASB amended the Intangibles — Goodwill and Other (Topic 350) of the Accounting Standards Codification that allows entities to make a qualitative assessment of whether it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount. If, after assessing the relevant information, an entity determines it is more likely than not that the fair value is more than the carrying amount, no additional work is necessary. If an entity determines it is more likely than not that the fair value is less than the carrying amount, then the entity is required to proceed to the quantitative approach. The amended guidance is effective for us in the annual test in the fourth quarter of 2013 and adoption did not have a material impact on the consolidated financial condition or results of operations.
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
Non-U.S. currency exchange rates
In certain regions, we conduct our business in currencies other than the U.S. dollar and the functional currency is the applicable local currency. We operate primarily in the U.S., Canadian and UK markets, and as a result our primary exposure to fluctuations in currency exchange rates relates to fluctuations between the U.S. dollar and each of the Canadian dollar, the British pound sterling, the Euro, and, to a lesser degree, the Mexican Peso and the Singapore dollar. In countries in which we operate in the local currency, the effects of currency fluctuations are largely mitigated because local expenses of such operations are also generally denominated in the local currency. There may be instances, however, in which costs and revenue will not be matched with respect to currency denomination and we may experience economic loss and a negative impact on earnings or net assets solely as a result of foreign currency exchange rate fluctuations. To the extent that we continue our expansion on a global basis, management expects that increasing portions of revenue, costs, assets and liabilities will be subject to fluctuations in foreign currency valuations.
Assets and liabilities for which the functional currency is the local currency are translated using the exchange rates in effect at the balance sheet date, resulting in translation adjustments that are reflected as accumulated other comprehensive income in the stockholders’ equity section on our consolidated balance sheet. We recorded $7.7 million in net foreign currency translation gain, net of tax, that is included in other comprehensive income for the year ended December 31, 2013 to reflect the net impact of the general strengthening of other applicable currencies against the U.S. dollar. This translation gain was caused by the relative strengthening of the Euro and the British pound sterling, as the Euro appreciated 6% relative to the U.S. dollar from the time of closing on the B+V transaction to December 31, 2013, and the British pound sterling appreciated 2% from December 31, 2012 to December 31, 2013.
Interest rates
At December 31, 2013, our long-term debt consisted of $403.2 million in 6.25% Senior Notes and $108.0 million in long-term borrowings under our Credit Facility. At December 31, 2013, the fair value of the Senior Notes approximated $419.3 million. The Senior Notes are fixed-rate obligations, and as such do not subject us to risks associated with changes in interest rates. We are subject to interest rate risk on our floating interest rate borrowings. Floating rate debt, where the interest rate fluctuates periodically, exposes us to short-term changes in market interest rates. All of the long-term debt outstanding under our Credit Facility is structured on floating interest rate terms. A one percentage point increase in the interest rates on our long-term debt outstanding under our Credit Facility as of December 31, 2013 would cause a $1.1 million pre-tax annual increase in interest expense.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Forum Energy Technologies, Inc.
In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of comprehensive income, of changes in stockholders’ equity, and of cash flows present fairly, in all material respects, the financial position of Forum Energy Technologies, Inc. and its subsidiaries at December 31, 2013 and December 31, 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our audits (which was an integrated audit in 2013). We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As described in Management's Report on Internal Control Over Financial Reporting, management has excluded Blohm + Voss Oil Tools GmbH and Moffat 2000 Ltd. from its assessment of internal control over financial reporting as of December 31, 2013 because these entities were acquired by the Company in purchase business combinations during 2013. We have also excluded Blohm + Voss Oil Tools GmbH and Moffat 2000 Ltd. from our audit of internal control over financial reporting. Blohm + Voss Oil Tools GmbH and Moffat 2000 Ltd. are wholly-owned subsidiaries whose total assets and total revenues represent 12% and 4%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2013.

/s/ PricewaterhouseCoopers LLP
Houston, Texas
February 28, 2014

Forum Energy Technologies, Inc. and subsidiaries
Consolidated statements of comprehensive income

	Year ended December 31,
(in thousands, except per share information)	2013	2012	2011
Net sales	$1,524,811	$1,414,933	$1,128,131
Cost of sales	1,049,586	951,876	765,670
Gross profit	475,225	463,057	362,461
Operating expenses
Selling, general and administrative expenses	269,669	225,268	186,774
Contingent consideration expense (benefit)	—	(4,568)	12,100
Impairment of intangible assets	—	1,161	—
Transaction expenses	2,700	1,751	3,608
(Gain) loss on sale of assets	614	(1,435)	(634)
Total operating expenses	272,983	222,177	201,848
Earnings from equity investment	7,312	—	—
Operating income	209,554	240,880	160,613
Other expense (income)
Interest expense	18,370	16,372	19,532
Foreign exchange losses and other, net	2,953	1,713	378
Deferred loan costs written off	2,149	—	—
Total other expense	23,472	18,085	19,910
Income before income taxes	186,082	222,795	140,703
Provision for income tax expense	56,478	71,265	47,110
Net income	129,604	151,530	93,593
Less: Income attributable to noncontrolling interest	65	74	251
Net income attributable to common stockholders	129,539	151,456	93,342

Weighted average shares outstanding
Basic	90,697	80,111	63,270
Diluted	94,604	86,937	67,488
Earnings per share
Basic	$1.43	$1.89	$1.48
Diluted	$1.37	$1.74	$1.38

Other comprehensive income, net of tax:
Net income	129,604	151,530	93,593
Change in foreign currency translation, net of tax of $0	7,525	15,887	(5,094)
Gain on pension liability	223	—	—
Gain on derivative instruments, net of tax of $768	—	—	1,426
Comprehensive income	137,352	167,417	89,925
Less: comprehensive (income) loss attributable to noncontrolling interests	72	(44)	(85)
Comprehensive income attributable to common stockholders	$137,424	$167,373	$89,840
The accompanying notes are an integral part of these consolidated financial statements.

Forum Energy Technologies, Inc. and subsidiaries
Consolidated balance sheets

(in thousands, except share information)	December 31, 2013	December 31, 2012
Assets
Current assets
Cash and cash equivalents	$39,582	$41,063
Accounts receivable—trade, net	250,272	228,947
Inventories, net	441,049	455,129
Prepaid expenses and other current assets	29,707	12,744
Costs and estimated profits in excess of billings	24,012	6,551
Deferred income taxes, net	24,846	30,443
Total current assets	809,468	774,877
Property and equipment, net of accumulated depreciation	180,292	152,983
Deferred financing costs, net	15,658	8,045
Intangibles, net	295,352	257,419
Goodwill	802,318	695,799
Investment in unconsolidated subsidiary	60,292	—
Other long-term assets	5,489	3,857
Total assets	$2,168,869	$1,892,980
Liabilities and equity
Current liabilities
Current portion of long-term debt	$998	$20,504
Accounts payable—trade	100,221	98,990
Accrued liabilities	96,529	85,893
Contingent consideration liability	—	15,664
Deferred revenue	15,837	33,720
Billings in excess of costs and profits recognized	6,398	17,582
Derivative instruments	—	714
Total current liabilities	219,983	273,067
Long-term debt, net of current portion	512,077	400,201
Deferred income taxes, net	97,774	57,557
Other long-term liabilities	8,069	—
Total liabilities	837,903	730,825
Commitments and contingencies
Equity
Common stock, $0.01 par value, 296,000,000 shares authorized, 92,803,389 and 87,543,173 shares issued	928	875
Additional paid-in capital	826,064	764,635
Treasury stock at cost, 3,585,098 and 3,377,599 shares	(30,249)	(25,933)
Warrants	687	26,394
Retained earnings	525,140	395,601
Accumulated other comprehensive income/(loss)	7,785	(100)
Total stockholders’ equity	1,330,355	1,161,472
Noncontrolling interest in subsidiary	611	683
Total equity	1,330,966	1,162,155
Total liabilities and equity	$2,168,869	$1,892,980
The accompanying notes are an integral part of these consolidated financial statements.

Forum Energy Technologies, Inc. and subsidiaries
Consolidated statements of cash flows

	Year ended December 31,
(in thousands, except share information)	2013	2012	2011
Cash flows from operating activities
Net income	$129,604	$151,530	$93,593
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation expense	36,166	31,458	26,245
Amortization of intangible assets	24,413	20,346	14,530
Share-based compensation expense	19,038	8,179	5,156
Earnings from equity investment, net of distributions	(1,376)	—	—
Payment of contingent consideration included in operating expense	—	(7,127)	—
Change in contingent consideration	—	(4,568)	12,100
Impairment of intangible assets	—	1,161	—
Deferred income taxes	15,622	(6,349)	(1,482)
Deferred loan costs written off	2,149	—	—
Other	1,083	2,108	4,300
Changes in operating assets and liabilities
Accounts receivable—trade	1,188	12,872	(62,350)
Inventories	33,135	(100,268)	(90,634)
Prepaid expenses and other current assets	(20,415)	15,636	(10,477)
Cost and estimated profit in excess of billings	(16,705)	5,403	(5,210)
Accounts payable, deferred revenue and other accrued liabilities	(1,475)	(4,781)	56,256
Billings in excess of costs and estimated profits earned	(11,034)	12,341	(2,752)
Net cash provided by operating activities	$211,393	$137,941	$39,275
Cash flows from investing activities
Acquisition of businesses, net of cash acquired	(181,718)	(139,889)	(509,857)
Investment in unconsolidated subsidiary	(112,241)	—	—
Distribution from unconsolidated subsidiary	64,228	—	—
Capital expenditures for property and equipment	(60,263)	(49,685)	(41,163)
Proceeds from sale of property and equipment and other	964	5,051	906
Net cash (used in) investing activities	$(289,030)	$(184,523)	$(550,114)
Cash flows from financing activities
Borrowings under Credit Facility due to acquisitions	181,718	139,889	509,857
Borrowings under Credit Facility	223,235	63,397	10,490
Issuance of Senior Notes	403,250	—
Repayment of long-term debt	(715,131)	(454,019)	(61,973)
Proceeds of IPO, net of offering costs	—	256,381	—
Proceeds from concurrent private placement	—	50,000	—
Payment of contingent consideration accrued at acquisition	(11,435)	(11,100)	—
Repurchases of stock	(4,316)	(56)	(54)
Excess tax benefits from stock based compensation	7,202	7,337	1,027
Proceeds from stock issuance	5,458	14,432	57,046
Payment of capital lease obligation	(924)	(464)	(310)
Deferred financing costs	(12,003)	(15)	(5,935)
Net cash provided by financing activities	$77,054	$65,782	$510,148
Effect of exchange rate changes on cash	(898)	1,315	891
Net increase (decrease) in cash and cash equivalents	(1,481)	20,515	200
Cash and cash equivalents
Beginning of period	41,063	20,548	20,348
End of period	$39,582	$41,063	$20,548
Supplemental cash flow disclosures
Interest paid	17,977	15,224	17,700
Income taxes paid	41,356	59,439	29,127
Noncash investing and financing activities
Insurance policy financed through notes payable	$—	$6,348	$1,717
Payment of contingent consideration via stock	4,075	3,341	—
Accrued purchases of property and equipment	1,526	—	—
Acquisition via contingent consideration and stock	—	—	68,754
The accompanying notes are an integral part of these consolidated financial statements.

Forum Energy Technologies, Inc. and subsidiaries
Consolidated statements of changes in stockholders’ equity

	Common Stock		Additional paid in capital	Treasury stock	Warrants	Retained earnings	Accumulated other comprehensive income / (loss)	Total common Stockholders’ equity	Non controlling Interest	Total Equity
	Shares	Amount
							(in thousands of dollars, except share information)
Balance at December 31, 2010	57,540,698	$575	$341,658	$(25,823)	$7,825	$150,803	$(12,515)	$462,523	$554	$463,077
Issuance of common stock	6,513,073	65	54,046					54,111	—	54,111
Issuance of stock related to acquisitions	3,418,652	34	38,921	—	—	—	—	38,955	—	38,955
Issuance of restricted stock	66,230	—	—	—	—	—	—	—	—	—
Restricted stock purchase	150,775	2	1,608	—	—	—	—	1,610	—	1,610
Exercise of stock options	263,477	3	1,297	—	—	—	—	1,300	—	1,300
Stock based compensation expense	—	—	5,156	—	—	—	—	5,156	—	5,156
Restricted stock withheld	(12,025)	—	—	(54)	—	—	—	(54)	—	(54)
Warrant issuance	—	—	(19,278)	—	19,278	—	—	—	—	—
Exercise of warrants	3,145	—	31		(6)	—	—	25	—	25
Excess tax benefits	—	—	1,027	—	—	—	—	1,027	—	1,027
Currency translation adjustment	—	—	—	—	—	—	(4,928)	(4,928)	(166)	(5,094)
Change related to derivative liabilities, net of tax	—	—	—	—	—	—	1,426	1,426	—	1,426
Net income	—	—	—	—	—	93,342	—	93,342	251	93,593
Balance at December 31, 2011	67,944,025	$679	$424,466	$(25,877)	$27,097	$244,145	$(16,017)	$654,493	$639	$655,132
Stock issuance	30,821	—	499	—	—	—	—	499	—	499
Issuance of stock upon IPO, net of offering costs	13,889,470	139	256,242	—	—	—	—	256,381	—	256,381
Issuance of stock upon concurrent private placement	2,666,666	27	49,973	—	—	—	—	50,000	—	50,000
Restricted stock issuance	869,826	9	(9)	—	—	—	—	—	—	—
Stock based compensation expense	—	—	8,179	—	—	—	—	8,179	—	8,179
Exercised stock options	1,573,268	16	10,726	—	—	—	—	10,742	—	10,742
Exercise of warrants	363,044	3	3,883	—	(703)	—	—	3,183	—	3,183
Treasury stock	—	—	—	(56)	—	—	—	(56)	—	(56)
Excess tax benefits	—		7,337	$—		—	—	7,337	—	7,337
Equity related to contingent consideration	206,053	2	3,339	—	—	—	—	3,341	—	3,341
Currency translation adjustment	—	—	—	—	—	—	15,917	15,917	(30)	15,887
Net income	—	—	—	—	—	151,456	$—	151,456	74	151,530
Balance at December 31, 2012	87,543,173	$875	$764,635	$(25,933)	$26,394	$395,601	$(100)	$1,161,472	$683	$1,162,155
Restricted stock issuance, net of forfeitures	26,017	—	(1)	—	—	—	—	(1)	—	(1)
Stock based compensation expense	—	—	19,039	—	—	—	—	19,039	—	19,039
Exercised stock options	796,848	8	5,450	—	—	—	—	5,458	—	5,458
Exercise of warrants	4,272,775	43	25,664	—	(25,707)	—	—	—	—	—
Treasury stock	—	—	—	(4,316)	—	—	—	(4,316)	—	(4,316)
Excess tax benefits	—	—	7,204	—	—	—	—	7,204	—	7,204
Equity related to contingent consideration	164,576	2	4,073	—	—	—	—	4,075	—	4,075
Change in pension liability	—	—	—	—	—	—	223	223	—	223
Currency translation adjustment	—	—	—	—	—	—	7,662	7,662	(137)	7,525
Net income	—	—	—	—	—	129,539	—	129,539	65	129,604
Balance at December 31, 2013	92,803,389	$928	$826,064	$(30,249)	$687	$525,140	$7,785	$1,330,355	$611	$1,330,966
The accompanying notes are an integral part of these consolidated financial statements.

Forum Energy Technologies, Inc. and subsidiaries
Notes to consolidated financial statements
1. Nature of operations
Forum Energy Technologies, Inc. (the "Company"), a Delaware corporation, is a global oilfield products company, serving the subsea, drilling, completion, production and infrastructure sectors of the oil and natural gas industry. The Company designs, manufactures and distributes products, and engages in aftermarket services, parts supply and related services that complement the Company’s product offering.
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
The Company's investment in an operating entity where the Company has the ability to exert significant influence, but does not control operating and financial policies, is accounted for using the equity method. The Company's share of the net income of this entity is recorded as "Earnings from equity investment" in the consolidated statements of comprehensive income. The investment in this entity is included in "Investment in unconsolidated subsidiary" in the consolidated balance sheets. The Company reports its share of equity earnings within operating income as the investee's operations are similar in nature to the operations of the Company.
Reclassifications
Certain reclassifications have been made in prior period financial statements to conform with the current period presentation. Reclassifications have no impact on the Company's financial position, results of operations or cash flows.
Use of estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

Forum Energy Technologies, Inc. and subsidiaries
Notes to consolidated financial statements (continued)

In the preparation of these consolidated financial statements, estimates and assumptions have been made by management including, among others, costs to complete contracts, an assessment of percentage of completion of projects, the selection of useful lives of tangible and intangible assets, fair value of reporting units used for goodwill impairment testing, expected future cash flows from long lived assets to support impairment tests, provisions necessary for trade receivables, amounts of deferred taxes and income tax contingencies. Actual results could differ from these estimates.
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
The change in amounts of the allowance for doubtful accounts during the three year period ended December 31, 2013 is as follows (in thousands):

Period ended	Balance at beginning of period	Charged to expense	Deductions or other	Balance at end of period
December 31, 2011	$4,125	$2,867	$(1,197)	$5,795
December 31, 2012	5,795	2,115	(2,019)	5,891
December 31, 2013	5,891	2,925	(3,091)	5,725
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

Forum Energy Technologies, Inc. and subsidiaries
Notes to consolidated financial statements (continued)

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
The Company reviews long-lived assets for potential impairment whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable. In performing the review for impairment, future cash flows expected to result from the use of the asset and its eventual disposal are estimated. If the undiscounted future cash flows are less than the carrying amount of the assets, there is an indication that the asset may be impaired. The amount of the impairment is measured as the difference between the carrying value and the estimated fair value of the asset. The fair value is determined either through the use of an external valuation, or by means of an analysis of discounted future cash flows based on expected utilization. The impairment loss recognized represents the excess of the assets carrying value as compared to its estimated fair value. For the years ended December 31, 2013, 2012 and 2011, no impairments were recorded.
To the extent that asset retirement obligations are incurred, the Company records the fair value of an asset retirement obligation as a liability in the period in which the associated legal obligation is incurred. The fair values of these obligations are recorded as liabilities on a discounted basis. The costs associated with these liabilities are capitalized as part of the related assets and depreciated. Over time, the liabilities are accreted for any change in their present value. Asset retirement obligations as of December 31, 2013, 2012 and 2011 are not significant.
Goodwill and intangible assets
For goodwill and intangible assets with indefinite lives, an assessment for impairment is performed annually or whenever an event indicating impairment may have occurred. The Company completes its annual impairment test for goodwill and other indefinite-lived intangibles using an assessment date of December 31. Goodwill is reviewed for impairment by comparing the carrying value of each reporting unit’s net assets (including allocated goodwill) to the fair value of the reporting unit. The Company has six reporting units. The fair value of the reporting units is determined using a discounted cash flow approach. Determining the fair value of a reporting unit requires judgment and the use of significant estimates and assumptions. Such estimates and assumptions include revenue growth rates, operating margins, weighted average costs of capital and future market conditions, among others. The Company believes that the estimates and assumptions used in impairment assessments are reasonable. If the reporting unit’s carrying value is greater than its fair value, a second step is performed whereby the implied fair value of goodwill is estimated by allocating the fair value of the reporting unit in a hypothetical purchase price allocation analysis. The Company recognizes a goodwill impairment charge for the amount by which the carrying value of goodwill exceeds its fair value. The impairment test is a fair value test which includes assumptions such as growth and discount rates. Any impairment losses are reflected in operating income. In 2013, 2012 and 2011, no goodwill impairment losses were recorded as the estimated fair values of each reporting unit substantially exceeded its carrying value.
Intangible assets with definite lives comprised of customer and distributor relationships, non-compete agreements, and patents are amortized on a straight-line basis over the life of the intangible asset, generally three to seventeen years. These assets are tested for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. No impairments to intangible assets were recorded in 2013 and 2011. During the year ended December 31, 2012, an impairment loss of $1.2 million was recorded on certain intangible assets resulting from a lack of business and orders related to a specific service line within the Production & Infrastructure segment. Refer to Note 7, Goodwill and intangible assets, for further discussion.
In the third quarter 2011, the Company implemented a change in accounting estimate to adjust the useful lives of certain of customer relationship and distributor relationship intangible assets. This change resulted in a $2.2 million reduction in amortization expense in the year ended December 31, 2011, an increase to net income of $1.4 million (or

Forum Energy Technologies, Inc. and subsidiaries
Notes to consolidated financial statements (continued)

$0.03 per diluted share). The Company extended the useful lives of these intangible assets based on positive changes in customer attrition rates and due to several factors pursuant to the Combination, which would further strengthen these relationships.
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
Changes in the Company’s warranty liability were as follows (in thousands):

Period ended	Balance at beginning of period	Charged to expense	Deductions or other	Balance at end of period
December 31, 2011	$6,708	$1,232	$(3,026)	$4,914
December 31, 2012	4,914	2,083	(3,220)	3,777
December 31, 2013	3,777	3,442	(1,939)	5,280
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
On a contract by contract basis, cost and profit in excess of billings represents the cumulative revenue recognized less the cumulative billings to the customer. Similarly, billings in excess of costs and profits represent the cumulative billings to the customer less the cumulative revenue recognized.
Revenue from the rental of equipment or providing of services is recognized over the period when the asset is rented or services are rendered and collectability is reasonably assured. Rates for asset rental and service provision are priced on a per day, per man hour, or similar basis.

Forum Energy Technologies, Inc. and subsidiaries
Notes to consolidated financial statements (continued)

Concentration of credit risk
Financial instruments which potentially subject the Company to credit risk include trade accounts receivable. Trade accounts receivable consist of uncollateralized receivables from domestic and internationally based customers. For the years ended December 31, 2013, 2012 and 2011, no one customer accounted for 10% or more of the total revenue or 10% or more of the total accounts receivable balance at the end of the respective period.
Share-based compensation
The Company measures all share-based compensation awards at fair value on the date they are granted to employees and directors, and recognizes compensation cost, net of forfeitures, over the requisite service period for awards with only a service condition, and over a graded vesting period for awards with service and performance or market conditions.
The fair value of share-based compensation awards with market conditions is measured using a lattice model and in accordance with Accounting Standards Codification ("ASC") 718, is not adjusted based on actual achievement of the performance goals. The Black-Scholes option pricing model is used to measure the fair value of options. The following sections address the assumptions used related to the Black-Scholes option pricing model.
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
Expected volatility
Expected volatility measures the amount that a stock price has fluctuated or is expected to fluctuate during a period and is estimated based on a weighted average of the Company's historical stock price.
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
Earnings per share

Forum Energy Technologies, Inc. and subsidiaries
Notes to consolidated financial statements (continued)

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
The exercise price of each option is based on the Company’s stock price at the date of grant. The diluted earnings per share calculation excludes approximately 0.3 million stock options and warrants, 1.0 million stock options and warrants and 0.4 million stock options and warrants for the years ended December 31, 2013, 2012 and 2011, respectively, because they were anti-dilutive as the option exercise price was greater than the average market price of the common stock.
The following is a reconciliation of the number of shares used for the basic and diluted earnings per share computations (shares in thousands):

	December 31,
	2013	2012	2011
Basic weighted average shares outstanding	90,697	80,111	63,270
Dilutive effect of stock option and restricted share plan	3,907	6,826	4,218
Diluted weighted average shares outstanding	94,604	86,937	67,488
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
Fair value
The carrying amounts for financial instruments classified as current assets and current liabilities approximate fair value, due to the short maturity of such instruments. The book values of other financial instruments, such as the Company’s debt related to the Credit Facility, approximates fair value because interest rates charged are similar to other financial instruments with similar terms and maturities and the rates vary in accordance with a market index.
For the financial assets and liabilities disclosed at fair value, fair value is determined as the exit price, or the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The established fair value hierarchy divides fair value measurement into three broad levels:

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
The financial assets and liabilities that are disclosed at fair value for disclosure purposes are categorized in one of the above three levels based on the lowest level input that is significant to the fair value measurement in its entirety. Level 1 provides the most reliable measure of fair value, whereas Level 3 generally requires significant management judgment.

Forum Energy Technologies, Inc. and subsidiaries
Notes to consolidated financial statements (continued)

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
In December 2011, the FASB issued Accounting Standards Update ("ASU") 2011-11— "Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities" ("ASU 2011-11") and in January 2013, the FASB issued ASU 2013-01— "Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities" ("ASU 2013-01"). The issuance of ASU 2013-01 limited the scope of ASU 2011-11 to derivatives, repurchase agreements and securities lending transactions to the extent that they are offset in the financial statements or subject to an enforceable master netting or similar agreement. The Company adopted this update effective January 1, 2013 and it did not have a material impact on the consolidated financial statements.
In February 2013, the FASB issued an update to existing guidance on the presentation of comprehensive income. This update requires disclosure of significant amounts reclassified out of accumulated other comprehensive income by component and their corresponding effect on the respective line items of net income. The Company adopted this update effective January 1, 2013 with the appropriate disclosures and it did not have a material impact on the consolidated financial statements.
In July 2012, the FASB amended the Intangibles — Goodwill and Other (Topic 350) of the Accounting Standards Codification that allows entities to make a qualitative assessment of whether it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount. If, after assessing the relevant information, an entity determines it is more likely than not that the fair value is more than the carrying amount, no additional work is necessary. If an entity determines it is more likely than not that the fair value is less than the carrying amount, then the entity is required to proceed to the quantitative approach. The amended guidance is effective for the Company in the annual test in the fourth quarter of 2013 and adoption did not have a material impact on the consolidated financial condition or results of operations.
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

Forum Energy Technologies, Inc. and subsidiaries
Notes to consolidated financial statements (continued)

The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of the acquisition (in thousands):

2013 Acquisitions
Current assets, net of cash acquired	$60,669
Property and equipment	4,545
Intangible assets (primarily customer relationships)	59,242
Non-tax-deductible goodwill	100,257
Current liabilities	(17,619)
Long term liabilities	(7,879)
Deferred tax liabilities	(20,108)
Net assets acquired	$179,107
Revenues and net income related to the 2013 acquisitions were not significant for the year ended December 31, 2013. Pro forma results of operations for the 2013 acquisitions have not been presented because the effects were not material to the consolidated financial statements on either an individual or aggregate basis.
2012 Acquisitions
The Company completed four acquisitions in the fourth quarter 2012 for aggregate consideration of $139.7 million (the "2012 acquisitions"). These acquisitions, all of which are included in the Drilling & Subsea segment, included:

•	Syntech Technology, Incorporated ("Syntech"), a Lorton, Virgina based manufacturer of syntactic foam buoyancy materials used for ROVs and other deepwater flotation applications;

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

Contingent consideration from 2011 Acquisitions
The total purchase consideration for two acquisitions completed in 2011, Wood Flowline Products, LLC ("WFP") and Phoinix Global, LLC ("Phoinix"), included two separate contingent consideration payments based on each of the acquired company's 2011 and 2012 calendar year earnings as defined in the applicable purchase and sale agreement. The contingent consideration payment related to the WFP acquisition included a portion payable in shares. Upon resolution of the results of operations for WFP for the year ended December 31, 2011, the portion of the contingent consideration payable in shares of the Company's common stock was finalized and $3.3 million of the liability was reclassified to equity in March 2012. The cash portion of the contingent consideration payments based on WFP's and Phoinix's 2011 calendar year earnings in the amount of $6.1 million and $12.1 million, respectively, were paid during the quarter ended June 30, 2012.
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
4. Investment in unconsolidated subsidiary
Effective July 1, 2013, the Company jointly purchased Global Tubing, LLC ("Global Tubing") with an equal partner, with management retaining a small interest. Global Tubing is a Dayton, Texas based provider of coiled tubing strings and related services. The Company's equity investment is reported in the Production & Infrastructure segment and is accounted for using the equity method of accounting. As Global Tubing's products are complementary to the Company’s

Forum Energy Technologies, Inc. and subsidiaries
Notes to consolidated financial statements (continued)

well intervention and stimulation products and the investment's business is integral to the Company's operations, the earnings from the equity investment are included within operating income. As part of the purchase, the Company paid $112.2 million to purchase all of the shares of ARC Global Tubing, L.P., the only asset of ARC Global Tubing, L.P. being its interest in Global Tubing. Our partner purchased the remaining interest in Global Tubing, not directly retained by management. In conjunction with the purchase, the joint venture made distributions to the new owners from borrowed funds. The Company received a disproportionate share totaling $64.2 million, making each partner's net investment $48.0 million. The investment in the unconsolidated subsidiary was increased at the time of purchase by approximately $10.9 million to record a deferred tax liability, causing the gross investment recorded to equal $58.9 million. This deferred tax liability is related to the difference between our investment in the unconsolidated subsidiary for financial reporting purposes and our outside tax basis in the limited liability company. Since the initial investment, the Company recorded $7.3 million of earnings and distributions of $5.9 million for the six months ended December 31, 2013, and therefore, the investment was $60.3 million at December 31, 2013.
5. Inventories
The Company's significant components of inventory at December 31, 2013 and 2012 were as follows (in thousands):

	December 31, 2013	December 31, 2012
Raw materials and parts	$139,573	$145,970
Work in process	51,819	86,558
Finished goods	276,076	243,726
Gross inventories	467,468	476,254
Inventory reserve	(26,419)	(21,125)
Inventories	$441,049	$455,129
The change in the amounts of the inventory reserve during the three year period ended December 31, 2013 is as follows (in thousands):

Period ended	Balance at beginning of period	Charged to expense	Deductions or other	Balance at end of period
December 31, 2011	$10,106	$10,910	$(3,576)	$17,440
December 31, 2012	17,440	6,107	(2,422)	21,125
December 31, 2013	21,125	10,093	(4,799)	26,419

Forum Energy Technologies, Inc. and subsidiaries
Notes to consolidated financial statements (continued)

6. Property and equipment
Property and equipment consists of the following (in thousands):

		December 31,
	Estimated useful lives	2013	2012
Land		$6,718	$3,926
Buildings and leasehold improvements	7-20	53,025	47,390
Computer equipment	3-5	29,374	14,227
Machinery & equipment	5-10	102,937	94,198
Furniture & fixtures	3-10	6,625	12,678
Vehicles	3-5	11,247	11,328
Construction in progress		25,202	13,427
		235,128	197,174
Less: accumulated depreciation		(88,526)	(79,343)
Property & equipment, net		146,602	117,831

Rental equipment	3-10	110,455	105,162
Less: accumulated depreciation		(76,765)	(70,010)
Rental equipment, net		33,690	35,152

Total property & equipment, net		$180,292	$152,983
Depreciation expense was $36.2 million, $31.5 million and $26.2 million for the years ended December 31, 2013, 2012 and 2011.
7. Goodwill and intangible assets
Goodwill
The changes in the carrying amount of goodwill from January 1, 2012 to December 31, 2013, were as follows (in thousands):

	Drilling & Subsea		Production & Infrastructure		Total
	2013	2012	2013	2012	2013	2012
Goodwill Balance at January 1, net	$616,520	$523,019	$79,279	$77,808	$695,799	$600,827
Acquisition	100,257	85,092	—	—	100,257	85,092
Purchase accounting adjustment	97	—	—	1,379	97	1,379
Impact of non-U.S. local currency translation	6,481	8,409	(316)	92	6,165	8,501
Goodwill Balance at December 31, net	$723,355	$616,520	$78,963	$79,279	$802,318	$695,799
The Company performs its annual impairment tests of goodwill as of December 31. There was no impairment of goodwill during the years ended December 31, 2013, 2012 and 2011. The fair values were determined using the net present value of the expected future cash flows for each reporting unit. Accumulated impairment losses on goodwill were $40.0 million as of December 31, 2013 and 2012.

Forum Energy Technologies, Inc. and subsidiaries
Notes to consolidated financial statements (continued)

Intangible assets
At December 31, 2013 and 2012, intangible assets consisted of the following, respectively (in thousands):

	December 31, 2013
	Gross carrying amount	Accumulated amortization	Net amortizable intangibles	Amortization period (in years)
Customer relationships	$283,171	$(67,435)	$215,736	4-15
Patents and technology	33,843	(6,510)	27,333	5-17
Non-compete agreements	6,577	(5,108)	1,469	3-6
Trade names	46,654	(11,948)	34,706	10-15
Distributor relationships	22,160	(11,282)	10,878	8-15
Trademark	5,230	—	5,230	Indefinite
Intangible Assets Total	$397,635	$(102,283)	$295,352

	December 31, 2012
	Gross carrying amount	Accumulated amortization	Net amortizable intangibles	Amortization period (in years)
Customer relationships	$241,358	$(49,766)	$191,592	4-15
Patents and technology	19,780	(4,360)	15,420	5-17
Non-compete agreements	5,880	(4,420)	1,460	3-6
Trade names	40,255	(8,680)	31,575	10-15
Distributor relationships	22,160	(10,018)	12,142	8-15
Trademark	5,230	—	5,230	Indefinite
Intangible Assets Total	$334,663	$(77,244)	$257,419
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
Amortization expense was $24.4 million, $20.3 million and $14.5 million for the years ended December 31, 2013, 2012 and 2011, respectively. The total weighted average amortization period is 14 years and the estimated future amortization expense for the next five years is as follows (in thousands):

Year ending December 31,
2014	$26,515
2015	26,455
2016	25,772
2017	25,426
2018	25,336

Forum Energy Technologies, Inc. and subsidiaries
Notes to consolidated financial statements (continued)

8. Debt
Notes payable and lines of credit as of December 31, 2013 and 2012 consisted of the following (in thousands):

	December 31, 2013	December 31, 2012
6.25% Senior notes due October 2021	$403,208	$—
Senior secured revolving credit facility	108,000	122,480
Term loan	—	296,250
Other debt	1,867	1,975
Total debt	513,075	420,705
Less: current maturities	(998)	(20,504)
Long-term debt	$512,077	$400,201
Senior Notes Due 2021
In October 2013, the Company issued $300.0 million of 6.25% senior unsecured notes due 2021 at par, and in November 2013, the Company issued an additional $100.0 million aggregate principal amount of the notes at a price of 103.25% of par, plus accrued interest from October 2, 2013 (the "Senior Notes"). The Senior Notes bear interest at a rate of 6.25% per annum, payable on April 1 and October 1 of each year, and mature on October 1, 2021. Net proceeds from the issuance of approximately $394.0 million, after deducting initial purchasers' discounts and offering expenses and excluding accrued interest paid by the purchasers, were used for the repayment of the then-outstanding term loan balance and a portion of the revolving Credit Facility balance.
The terms of the Senior Notes are governed by the indenture, dated October 2, 2013 (the “Indenture”), between the Company, the guarantors named therein and Wells Fargo Bank, National Association, as trustee (the “Trustee”). The Senior Notes are senior unsecured obligations, and are guaranteed on a senior unsecured basis by the Company’s subsidiaries that guarantee the Credit Facility and rank junior to, among other indebtedness, the Credit Facility to the extent of the value of the collateral securing the Credit Facility. The Senior Notes contain customary covenants including some limitations and restrictions on the Company’s ability to pay dividends on, purchase or redeem its common stock or purchase or redeem its subordinated debt; make certain investments; incur or guarantee additional indebtedness or issue certain types of equity securities; create certain liens, sell assets, including equity interests in its restricted subsidiaries; redeem or prepay subordinated debt; restrict dividends or other payments of its restricted subsidiaries; consolidate, merge or transfer all or substantially all of its assets; engage in transactions with affiliates; and create unrestricted subsidiaries. Many of these restrictions will terminate if the Senior Notes become rated investment grade. The Indenture also contains customary events of default, including nonpayment, breach of covenants in the Indenture, payment defaults or acceleration of other indebtedness, failure to pay certain judgments and certain events of bankruptcy and insolvency. The Company is required to offer to repurchase the Senior Notes in connection with specified change in control events or with excess proceeds of asset sales not applied for permitted purposes.
Credit Facility
The Company has a Credit Facility with several financial institutions as lenders, which provides for a $600.0 million revolving credit facility with up to $75.0 million available for letters of credit and up to $25.0 million in swingline loans. Subject to terms of the Credit Facility, the Company has the ability to increase the revolving Credit Facility by an additional $300.0 million. In November 2013, the Company amended this Credit Facility, to, among other things, change certain of the ratios under financial covenants previously required to be maintained by the Company on a consolidated basis and to extend the maturity date to November 2018. Weighted average interest rates under the Credit Facility at December 31, 2013 and 2012 were 2.17% and 2.21%, respectively.
The Credit Facility contains covenants which require the Company, on a consolidated basis, to maintain specified financial ratios or conditions summarized as follows:

•	Total funded debt to adjusted EBITDA (as defined as the "Leverage Ratio" in the Credit Facility) of not more than 4.50 to 1.0;

Forum Energy Technologies, Inc. and subsidiaries
Notes to consolidated financial statements (continued)

•	Senior secured debt to adjusted EBITDA (defined as the "Senior Secured Leverage Ratio" in the Credit Facility) of not more than 3.50 to 1.0; and

•	EBITDA to interest expense (defined as the "Interest Coverage Ratio" in the Credit Facility) of not less than 3.0 to 1.0.
Availability under the Credit Facility was approximately $475.4 million at December 31, 2013. The Company was in compliance with all financial covenants at December 31, 2013.
Other debt
Other debt consists primarily of various capital leases of equipment.
Debt issue costs
The Company has incurred loan costs that have been capitalized and are amortized to interest expense over the term of the Credit Facility. As a result, approximately $2.2 million, $2.1 million and $2.1 million were amortized to interest expense for the years ended December 31, 2013, 2012 and 2011, respectively. The estimated term over which debt issue costs related to the term loan were being amortized was revised in connection with the repayment of the term loan from the issuance of the Senior Notes. Accordingly, debt issue costs of $2.1 million that had been previously capitalized were charged to expense in during 2013. Approximately $12.6 million of debt issue costs related to the issuance of the Senior Notes the Credit Facility amendment were capitalized.
Future payments
Future principal payments under long-term debt for each of the years ending December 31 are as follows (in thousands):

2014	$998
2015	869
2016	—
2017	—
2018	108,000
Thereafter	403,208
$513,075
9. Income taxes
The components of the Company's income before income taxes for the years ended December 31, 2013, 2012 and 2011 are as follows (in thousands):

	2013	2012	2011
U.S.	$108,680	$140,179	$88,968
Non-U.S.	77,402	82,616	51,735
Income before income taxes	$186,082	$222,795	$140,703

Forum Energy Technologies, Inc. and subsidiaries
Notes to consolidated financial statements (continued)

The Company’s provision (benefit) for income taxes from continuing operations for the years ended December 31, 2013, 2012 and 2011 are as follows (in thousands):

	2013	2012	2011
Current
U.S. Federal and state	$20,589	$55,591	$34,351
Non-U.S.	20,748	22,023	14,241
Total current	41,337	77,614	48,592
Deferred
U.S. Federal and state	16,317	(4,788)	386
Non-U.S.	(1,176)	(1,561)	(1,868)
Total deferred	15,141	(6,349)	(1,482)
Provision for income tax expense	$56,478	$71,265	$47,110
The reconciliation between the actual provision for income taxes from continuing operations and that computed by applying the U.S. statutory rate to income before income taxes and noncontrolling interests are outlined below (in thousands):

	2013		2012		2011
Income tax expense at the statutory rate	$65,129	35.0%	$77,978	35.0%	$49,246	35.0%
State taxes, net of federal tax benefit	3,428	1.9%	3,847	1.7%	3,193	2.3%
Non-U.S. operations	(6,908)	(3.7)%	(7,363)	(3.3)%	(4,495)	(3.2)%
Domestic incentives	(2,544)	(1.4)%	(2,202)	(1.0)%	(1,179)	(0.8)%
Prior year federal, non-U.S. and state tax	(4,059)	(2.2)%	(1,736)	(0.8)%	(169)	(0.1)%
Nondeductible expenses	1,341	0.7%	666	0.3%	758	0.5%
Other	91	0.1%	75	0.1%	(244)	(0.2)%
Provision for income tax expense	$56,478	30.4%	$71,265	32.0%	$47,110	33.5%
The primary components of deferred taxes include (in thousands):

	2013	2012
Deferred tax assets
Reserves and accruals	$7,149	$12,701
Inventory	12,538	13,940
Stock awards	6,284	4,609
Other	146	255
Net operating loss and other tax credit carryforwards	1,858	1,213
Total deferred tax assets	27,975	32,718
Deferred tax liabilities
Property and equipment	(16,387)	(12,226)
Goodwill and intangible assets	(71,406)	(45,998)
Investment in unconsolidated subsidiary	(10,993)	—
Unremitted non-U.S. earnings	(740)	(740)
Prepaid expenses and other	(1,377)	(868)
Total deferred tax liabilities	(100,903)	(59,832)
Net deferred tax liabilities	$(72,928)	$(27,114)

Forum Energy Technologies, Inc. and subsidiaries
Notes to consolidated financial statements (continued)

At December 31, 2013, the Company had $0.9 million of U.S. net operating loss carryforwards that expire in 2027. The Company also had $4.5 million of non-U.S. net operating loss carryforwards with indefinite expiration dates. All of the U.S. net operating losses relate to the Company's acquisitions. Use of these losses are subject to limitations under Section 382 of the Internal Revenue Code. The Company anticipates being able to fully utilize the losses prior to their expiration.
At December 31, 2013, the Company had no foreign tax credit carryforwards.
Goodwill from certain acquisitions is tax deductible due to the acquisition structure as an asset purchase or due to tax elections made by the Company and the respective sellers at the time of acquisition.
The Company believes that it is more likely than not that deferred tax assets at December 31, 2013 and 2012 will be utilized to offset future taxable income and the reversal of taxable temporary differences. Consequently, no valuation allowance has been recorded in the financial statements.
Taxes are provided as necessary with respect to non-U.S. earnings that are not permanently reinvested. For all other non-U.S. earnings, no U.S. taxes are provided because such earnings are intended to be reinvested indefinitely to finance non-U.S. activities.
The Company files income tax returns in the U.S. as well as in various states and non-U.S. jurisdictions. With few exceptions, the Company is no longer subject to income tax examination by tax authorities in these jurisdictions prior to 2008.
The Company accounts for uncertain tax positions in accordance with guidance in FASB ASC 740, which prescribes the minimum recognition threshold a tax position taken or expected to be taken in a tax return is required to meet before being recognized in the financial statements. A reconciliation of the beginning and ending amount of uncertain tax positions is as follows (in thousands):

Balance at January 1, 2013	$3,701
Additional based on tax positions related to prior years	3,740
Reduction based on tax positions related to prior years	(1,937)
Lapse of statute of limitations	(897)
Balance at December 31, 2013	4,607
Deferred tax benefits on uncertain tax position related to U.S. and non-U.S. income tax	—
Net balance at December 31, 2013	$4,607
The Company does not anticipate any significant changes to the unrecognized tax benefits within the next twelve months.
The Company recognizes interest and penalties related to uncertain tax positions within the provision for income taxes in the consolidated statement of income. As of December 31, 2013 and 2012, we had accrued approximately $0.1 million and $0.2 million, respectively, in interest and penalties. During the years ended December 31, 2013 and 2012, we recognized no material change in the interest and penalties related to uncertain tax positions.
10. Fair value measurements
At December 31, 2012, the Company had interest rate swaps with a total notional amount of $75.0 million that were executed to provide an economic hedge against interest rate risk. These swaps were not designated for hedge accounting at inception and were recorded at fair value, which is measured using the market approach valuation technique. These swaps had a fixed rate of 1.83% and expired in August 2013. The realized gains and losses are included in interest expense in the consolidated statements of comprehensive income. At December 31, 2012, the fair value of the swap agreements was recorded as a short-term liability of $0.7 million.
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

Forum Energy Technologies, Inc. and subsidiaries
Notes to consolidated financial statements (continued)

At December 31, 2013, the carrying value of the Credit Facility was $108.0 million and all of this debt incurs interest at a variable interest rate and, therefore, the carrying amount approximates fair value. The fair value of the debt is classified as a Level 2 measurement because interest rates charged are similar to other financial instruments with similar terms and maturities.
The fair value of the Company’s Senior Notes is estimated using Level 2 inputs in the fair value hierarchy and is based on quoted prices for those or similar instruments. At December 31, 2013, the fair value and the carrying value of the Company’s unsecured Senior Notes approximated $419.3 million and $403.2 million, respectively.
There were no other outstanding financial instruments as of December 31, 2013 and 2012 that required measuring the amounts at fair value on a recurring basis. The Company did not change its valuation techniques associated with recurring fair value measurements from prior periods and there were no transfers between levels of the fair value hierarchy during the year ended December 31, 2013.
11. Commitments and contingencies
Litigation
In the ordinary course of business, the Company is, and in the future, could be involved in various pending or threatened legal actions, some of which may or may not be covered by insurance. Management has reviewed such pending judicial and legal proceedings, the reasonably anticipated costs and expenses in connection with such proceedings, and the availability and limits of insurance coverage, and has established reserves that are believed to be appropriate in light of those outcomes that are believed to be probable and can be estimated. The reserves accrued at December 31, 2013 and 2012 are immaterial. In the opinion of management, the Company's ultimate liability, if any, with respect to these actions is not expected to have a material adverse effect on the Company’s financial position, results of operations or cash flows.
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
Operating leases
The Company has operating leases for warehouse, office space, manufacturing facilities and equipment. The leases generally require the Company to pay certain expenses including taxes, insurance, maintenance, and utilities. The minimum future lease commitments under noncancelable leases in effect at December 31, 2013 are as follows:

2014	$16,148
2015	14,724
2016	13,310
2017	9,972
2018	7,483
Thereafter	27,104
$88,741
Total rent expense was $19.0 million, $16.1 million and $11.0 million under operating leases for the years ended December 31, 2013, 2012 and 2011, respectively.

Forum Energy Technologies, Inc. and subsidiaries
Notes to consolidated financial statements (continued)

Letters of credit and guarantees
The Company executes letters of credit in the normal course of business to secure the delivery of product from specific vendors and also to guarantee the Company fulfilling certain performance obligations relating to certain large contracts. At December 31, 2013, the Company had $16.6 million in letters of credit.
12. Stockholders' equity and employee benefit plans
Warrants
In August 2010, in conjunction with the Combination, the Company offered to sell shares of its common stock to certain accredited investors at a price of $7.68 per share. In addition, purchasers obtained a warrant to purchase additional shares equal to one-half of the number of shares purchased. The exercise price increases 0.5% at the end of each month and the warrants are exercisable any time up to the expiration date.
In June 2011, a majority shareholder purchased additional shares of the Company's common stock at a price of $8.07 per share, and similar to the initial purchase of shares, the shareholder received a warrant to purchase one share of common stock for every two shares purchased.
The warrants outstanding as of December 31, 2013 were recorded to stockholders’ equity at their fair value at the time of issuance. For the warrants issued in August 2010, a fair value of $1.94 per warrant was determined using the Black-Scholes pricing model. For the warrants issued in June 2011, a fair value of $6.19 per warrant was determined using the Black-Scholes pricing model.
During the year ended December 31, 2013, the Company's largest shareholder converted all of its 6,366,072 warrants pursuant to the terms of a warrant agreement and received 4,227,358 shares the Company's common stock. As of December 31, 2013, approximately 355,000 warrants remained outstanding and were recorded to stockholders' equity at their fair value of $1.94 per warrant. The remaining warrants expire the earlier of October 11, 2014 or upon the occurrence of certain other events.
Employee benefit plans
The Company sponsors a 401(k) savings plan, which benefits eligible employees by allowing them the opportunity to make contributions up to certain limits. The Company contributes by matching a percentage of each employee's contributions. Subsequent to the closing of all acquisitions, employees of those acquired entities will generally be eligible to participate in the Company's 401(k) savings plan. The Company also has the discretion to provide a profit sharing contribution to each participant depending on the Company’s performance for the applicable year. The expense under the Company's plan was $8.2 million, $5.8 million and $4.3 million for the years ended December 31, 2013, 2012 and 2011, respectively.
During 2013, the Company adopted the Employee Stock Purchase Plan, which allows eligible employees to purchase shares of the Company's common stock at six-month intervals through periodic payroll deductions at a price per share equal to 85% of the lower of the fair market value at the beginning and ending of the six-month intervals. This plan is deemed to be non-compensatory, and accordingly, no share-based compensation expense for shares purchased under the plan is recognized.
13. Stock based compensation
FET share-based compensation plan
In August 2010, the Company created the 2010 Stock Incentive Plan (the "Plan") to allow for employees, directors and consultants of the Company and its subsidiaries to maintain stock ownership in the Company through the award of stock options, restricted stock, restricted stock units or any combination thereof. Under the terms of the Plan, 18.5 million shares have been authorized for awards and approximately 9.8 million shares remained available for future grants as of December 31, 2013.

Forum Energy Technologies, Inc. and subsidiaries
Notes to consolidated financial statements (continued)

Stock options
The exercise price of each option is based on the fair market value of the Company’s stock at the date of grant. Options may generally be exercised over a ten-year period and vest annually in equal increments over four years. The Company’s policy for issuing stock upon a stock option exercise is to issue new shares. Compensation expense is generally recognized on a straight line basis over the vesting period. The following tables provide additional information related to the options (share data in millions):

2013 Activity	Number of shares	Weighted average exercise price	Remaining weighted average contractual life in years	Intrinsic value
Beginning balance	7.1	$9.84	7.4	$105.6
Granted	0.3	$26.05
Exercised	(0.9)	$7.48
Forfeited/expired	(0.5)	$14.7
Total outstanding	6.0	$10.76	6.8	$22.8
Options exercisable	3.8	$8.58	6.3	$11.5
The assumptions used in the Black-Scholes pricing model to estimate the fair value of the options granted in 2013, 2012 and 2011 are as follows:

	2013	2012	2011
Weighted average fair value	$8.41	$6.81	$5.08
Assumptions
Expected life (in years)	6.25	6.25	6.25
Volatility	30%	36%	34%
Dividend yield	—%	—%	—%
Risk free interest rate	1.17%	1.13% - 1.22%	1.19% - 2.64%
The intrinsic value of the options exercised was $19.2 million in 2013, $25.0 million in 2012 and less than $0.1 million 2011. The intrinsic value is the amount by which the fair value of the underlying share exceeds the exercise price of an option.
Restricted stock
Restricted stock vests over a three or four year period from the date of grant. Further information about the restricted stock follows (shares in thousands):

Restricted stock
2013 Activity
Nonvested at beginning of year	1,255.6
Granted	95.4
Vested	(464.2)
Forfeited	(64.5)
Nonvested at the end of year	822.3
The weighted average grant date fair value of the restricted stock was $29.83, $22.26 and $13.73 per share during the years ended December 31, 2013, 2012 and 2011, respectively. The total fair value of shares vested was $13.5 million during 2013, $4.4 million during 2012 and $1.6 million during 2011.

Forum Energy Technologies, Inc. and subsidiaries
Notes to consolidated financial statements (continued)

Restricted stock units
Restricted stock units vest over a four year period from the date of grant. Further information about the restricted stock units follows (shares in thousands):

Restricted stock units
2013 Activity
Nonvested at beginning of year	16.8
Granted	450.3
Vested	(16.8)
Forfeited	(45.9)
Nonvested at the end of year	404.4
The weighted average grant date fair value of the restricted stock units was $25.53 and $22.26 per share during the years ended December 31, 2013 and 2012, respectively. The total fair value of units vested was $0.4 million during 2013.
Performance share awards
During 2013, the Company granted 110,720 performance share awards with service-vesting and market-vesting conditions. These awards may settle between zero and two shares of the Company's common stock. The number of shares issued pursuant to the performance share awards will be determined based on the total shareholder return of the Company's common stock as compared to a group of peer companies, measured annually over a three-year performance period.
The total amount of share-based compensation expense recorded was approximately $19.0 million, $8.2 million and $5.2 million for the years ended December 31, 2013, 2012 and 2011, respectively. As of December 31, 2013, the Company expects to record share-based compensation expense of approximately $34.5 million over the remaining term of the restricted stock and options of approximately 3 years. Future stock option grants will result in additional compensation expense.
14. Related party transactions
The Company entered into lease agreements for office and warehouse space with former owners of acquired companies, stockholders or affiliates. The dollar amounts related to these related party activities are not significant to the Company’s consolidated financial statements.
The Company purchased inventory and services from an affiliate of a shareholder in amounts totaling $5.6 million, $5.1 million and $4.8 million during the years ended December 31, 2013, 2012 and 2011, respectively. The Company sold $1.1 million, $1.1 million and $4.0 million of equipment and services to an affiliate of a stockholder during the years ended December 31, 2013, 2012 and 2011, respectively.

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
The amounts indicated below as "Corporate" relate to costs and assets not allocated to the reportable segments. Summary financial data by segment follows (in thousands):

	Year ended December 31,
	2013	2012	2011
Net sales:
Drilling & Subsea	$940,807	$826,500	$659,430
Production & Infrastructure	585,495	589,204	468,701
Intersegment eliminations	(1,491)	(771)	—
Total net sales	$1,524,811	$1,414,933	$1,128,131

Operating income:
Drilling & Subsea	$155,828	$161,160	$117,927
Production & Infrastructure	86,471	97,257	77,997
Corporate	(29,431)	(20,628)	(20,237)
Total segment operating income	212,868	237,789	175,687
Intangible asset impairment	—	1,161	—
Contingent consideration	—	(4,568)	12,100
Transaction expenses	2,700	1,751	3,608
(Gain)/loss on sale of assets	614	(1,435)	(634)
Income from operations	$209,554	$240,880	$160,613

Depreciation and amortization
Drilling & Subsea	$43,971	$37,737	$30,853
Production & Infrastructure	13,952	13,163	9,845
Corporate	2,656	904	77
Total depreciation and amortization	$60,579	$51,804	$40,775

Capital expenditures
Drilling & Subsea	$40,991	$31,118	$22,774
Production & Infrastructure	10,940	13,644	13,621
Corporate	8,332	4,923	4,768
Total capital expenditures	$60,263	$49,685	$41,163

Forum Energy Technologies, Inc. and subsidiaries
Notes to consolidated financial statements (continued)

A summary of consolidated assets by reportable segment is as follows (in thousands):

	As of December 31,
	2013	2012	2011
Assets
Drilling & Subsea	$1,655,355	$1,413,944	$1,193,128
Production & Infrastructure	468,520	435,496	388,570
Corporate	44,994	43,540	25,617
Total assets	$2,168,869	$1,892,980	$1,607,315
Corporate assets include primarily deferred tax assets and deferred loan costs.
Net sales by shipping destination and long-lived assets by country were as follows (in thousands):

	Year ended December 31,
Net sales:	2013		2012		2011
	$	%	$	%	$	%
United States	$918,795	60.2%	$894,969	63.3%	$707,092	62.7%
Europe & Africa	225,381	14.8%	196,841	13.9%	162,694	14.4%
Canada	99,081	6.5%	114,197	8.1%	102,916	9.1%
Asia-Pacific	151,790	10.0%	100,938	7.1%	89,323	7.9%
Latin America	64,040	4.2%	58,420	4.1%	32,788	2.9%
Middle East	65,724	4.3%	49,568	3.5%	33,318	3.0%
Total net sales	$1,524,811	100.0%	$1,414,933	100.0%	$1,128,131	100.0%

	As of December 31,
Long-lived assets:	2013	2012	2011
United States	$970,109	$849,470	$726,098
Europe & Africa	346,017	224,093	219,195
Canada	28,839	31,956	30,582
Asia-Pacific	9,465	7,512	7,495
Middle East	3,182	3,159	3,199
Latin America	1,789	1,913	2,160
Total long-lived assets	$1,359,401	$1,118,103	$988,729
Net sales by product lines were as follows (in thousands):

	Year ended December 31,
Net sales:	2013		2012		2011
	$	%	$	%	$	%
Drilling Technologies	$462,420	30.3%	$434,240	30.7%	$372,046	33.0%
Subsea Technologies	316,418	20.8%	250,554	17.7%	220,944	19.6%
Downhole Technologies	161,970	10.6%	141,706	10.0%	66,440	5.9%
Production Equipment	251,428	16.5%	227,286	16.1%	178,110	15.8%
Valve Solutions	211,170	13.8%	210,608	14.9%	173,836	15.4%
Flow Equipment	122,896	8.1%	151,310	10.7%	116,755	10.3%
Eliminations	(1,491)	(0.1)%	(771)	(0.1)%	—	—%
Total net sales	$1,524,811	100.0%	$1,414,933	100.0%	$1,128,131	100.0%

Forum Energy Technologies, Inc. and subsidiaries
Notes to consolidated financial statements (continued)

16. Quarterly results of operations (unaudited)
The following tables summarize the Company's results by quarter for the years ended December 31, 2013 and 2012. The quarterly results may not be comparable primarily due to acquisitions in 2013 and 2012. Refer to Note 3, Acquisitions, for further information.

	2013
(in thousands, except per share information)	Q1	Q2	Q3	Q4
Net sales	$372,999	$367,887	$390,192	$393,733
Cost of sales	258,193	253,404	265,021	272,968
Gross profit	114,806	114,483	125,171	120,765
Total operating expenses	65,593	67,345	72,179	67,866
Earnings from equity investment	—	—	2,946	4,366
Operating income	49,213	47,138	55,938	57,265
Total other expense	1,896	4,130	8,833	8,613
Income before income taxes	47,317	43,008	47,105	48,652
Provision for income tax expense	15,379	13,068	13,924	14,107
Net income	31,938	29,940	33,181	34,545
Less: Income (loss) attributable to noncontrolling interest	(2)	21	40	6
Net income attributable to common stockholders	$31,940	$29,919	$33,141	$34,539

Weighted average shares outstanding
Basic	88,533	91,032	91,443	91,743
Diluted	94,356	94,606	94,734	94,936
Earnings per share
Basic	$0.36	$0.33	$0.36	$0.38
Diluted	$0.34	$0.32	$0.35	$0.36

Forum Energy Technologies, Inc. and subsidiaries
Notes to consolidated financial statements (continued)

	2012
(in thousands, except per share information)	Q1	Q2	Q3	Q4
Net sales	$363,489	$373,512	$347,767	$330,165
Cost of sales	237,046	250,710	231,273	232,847
Gross profit	126,443	122,802	116,494	97,318
Total operating expenses	56,230	52,964	53,590	59,393
Operating income	70,213	69,838	62,904	37,925
Total other expense	5,817	3,958	4,356	3,954
Income before income taxes	64,396	65,880	58,548	33,971
Provision for income tax expense	21,885	21,742	17,605	10,033
Net income	42,511	44,138	40,943	23,938
Less: Income attributable to noncontrolling interest	29	17	20	8
Net income attributable to common stockholders	$42,482	$44,121	$40,923	$23,930

Weighted average shares outstanding
Basic	67,960	82,495	84,993	86,077
Diluted	74,741	89,794	92,339	93,355
Earnings per share
Basic	$0.63	$0.53	$0.48	$0.28
Diluted	$0.57	$0.49	$0.44	$0.26

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our management, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b) as of December 31, 2013. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2013 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Management’s intent is to design a process to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP in the United States of America.
Our management performed an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2013, utilizing the criteria described in the “Internal Control - Integrated Framework (1992)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, management believes that, as of December 31, 2013, the Company’s internal control over financial reporting is effective.
In conducting management’s evaluation of the effectiveness of our internal controls over financial reporting, we have excluded Blohm + Voss Oil Tools GmbH and Moffat 2000 Ltd. because they were acquired during 2013. These operations constituted approximately 12% of total assets as of December 31, 2013 and approximately 4% of our consolidated revenues for the year then ended.
Our independent registered public accounting firm, PricewaterhouseCoopers LLP, independently assessed the effectiveness of our internal control over financial reporting as of December 31, 2013, as stated in their report which appears herein.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other information
None.
PART III
Item 10. Directors, executive officers and corporate governance
Information required by this item is incorporated herein by reference from our Proxy Statement for the 2014 Annual Meeting of Stockholders.
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

Item 11. Executive compensation
Information required by this item is incorporated herein by reference from our Proxy Statement for the 2014 Annual Meeting of Stockholders.
Item 12. Security ownership of certain beneficial owners and management and related stockholder matters
Information required by this item is incorporated herein by reference from our Proxy Statement for the 2014 Annual Meeting of Stockholders.
Item 13. Certain Relationships and Related Transactions, and Director Independence
Information required by this item is incorporated herein by reference from our Proxy Statement for the 2014 Annual Meeting of Stockholders.
Item 14. Principal accountant fees and services
Information required by this item is incorporated herein by reference from our Proxy Statement for the 2014 Annual Meeting of Stockholders.
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
3. Exhibits
Index to Exhibits

Exhibit
Number		DESCRIPTION
1.1*	—
Purchase Agreement, dated September 27, 2013, by and among Forum Energy Technologies, Inc., the guarantors named therein and J.P. Morgan Securities LLC, as representative of the initial purchasers listed on Schedule 1 thereto (the “Initial Purchasers”) (incorporated herein by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K, filed on October 4, 2013).

1.2*	—
Purchase Agreement, dated November 19, 2013, by and among Forum Energy Technologies, Inc., the guarantors named therein and J.P. Morgan Securities LLC, as representative of the Initial Purchasers (incorporated herein by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K, filed on November 25, 2013)

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
Indenture, dated October 2, 2013, among Forum Energy Technologies, Inc., the guarantors named therein and Wells Fargo Bank, National Association, as Trustee (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed on October 4, 2013).

4.2*	—
Registration Rights Agreement by and among Forum Energy Technologies and the other parties thereto (incorporated herein by reference to Exhibit B to Exhibit 4.2 to the Registration Statement, filed on August 31, 2011).

4.3*	—
Registration Rights Agreement among Forum Energy Technologies, Inc., the guarantors named therein and J.P. Morgan Securities LLC, as representative of the Initial Purchasers (incorporated herein by reference to Exhibit 4.3 to the Company's Current Report on Form 8-K , filed on October 4, 2013).

4.4*	—
Registration Rights Agreement among Forum Energy Technologies, Inc., the guarantors named therein and J.P. Morgan Securities LLC, as representative of the Initial Purchasers (incorporated herein by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K , filed on November 25, 2013).

4.5*	—	Form of Common Stock Certificate (incorporated herein by reference to Exhibit 4.1 to Amendment No. 3 to the Registration Statement, filed on December 29, 2011).

4.6*	—	Form of Note (incorporated herein by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K, filed on October 4, 2013).

10.1*	—
Stock Purchase Agreement between Forum Energy Technologies, Inc. and Tinicum, L.P., dated as of March 28, 2012 (incorporated herein by reference to Exhibit 10.30 to Amendment No. 5 to the Registration Statement, filed on March 29, 2012).

10.2*	—
Second Amended and Restated Credit Agreement, dated as of November 26, 2013, among Forum Energy Technologies, Inc., Wells Fargo Bank, National Association, as administrative agent, and the lenders party thereto (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on November 29, 2013).

10.3*#	—
Secondment Agreement dated as of August 2, 2010 by and among Forum Energy Technologies, L.E. Simmons & Associates, Inc. and W. Patrick Connelly (incorporated herein by reference to Exhibit 10.8 to the Registration Statement, filed on August 31, 2011).

10.4*#	—
First Amendment to Secondment Agreement among L.E. Simmons & Associates, Incorporated, Forum Energy Technologies, Inc. and Patrick Connelly, dated as of August 2, 2012 (incorporated herein by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q, filed on November 6, 2012).

10.5*#	—	Acknowledgment of Termination of Secondment Agreement among L.E. Simmons & Associates, Incorporated, Forum Energy Technologies, Inc. and W. Patrick Connelly, dated October 1, 2012.

10.6*#	—	Form of Restricted Stock Unit Agreement (Directors) (incorporated herein by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q, filed on November 6, 2012).

10.7*#	—	Form of Restricted Stock Agreement (Directors) (incorporated herein by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q, filed on November 6, 2012).

10.8*#	—	Form of Restricted Stock Agreement (Employees and Consultants) (incorporated herein by reference to Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q, filed on November 6, 2012).

10.9*#	—	Form of Nonstatutory Stock Option Agreement (Employees and Consultants) (incorporated herein by reference to Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q, filed on November 6, 2012).

10.10*#	—	Form of Restricted Stock Unit Agreement (Directors) (incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q, filed on May 3, 2013).

10.11*#	—	Form of Restricted Stock Agreement (Directors)(incorporated herein by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q, filed on May 3, 2013).

10.12*#	—	Form of Restricted Stock Unit Agreement (Employees and Consultants)(incorporated herein by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q, filed May 3, 2013).

10.13*#	—	Form of Nonstatutory Stock Option Agreement (Employees and Consultants)(incorporated herein by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q, filed on May 3, 2013).

10.14*#	—	Form of Performance Share Award Agreement (Employees and Consultants)(incorporated herein by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q, filed on May 3, 2013).

10.15*#	—	Form of Warrant Agreement (with attached schedule of parties thereto) (incorporated herein by reference to Exhibit 10.23 to the Registration Statement, filed on August 31, 2011).

10.16*#	—
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

10.18*#	—
Employment Agreement dated as of August 2, 2010 between Forum Energy Technologies, Inc. and Wendell Brooks (incorporated herein by reference to Exhibit 10.5 to the Registration Statement, filed on August 31, 2011).

10.19*#	—
Employment Agreement dated as of August 2, 2010 between Forum Energy Technologies, Inc. and James W. Harris (incorporated herein by reference to Exhibit 10.6 to the Registration Statement, filed on August 31, 2011).

10.20*#	—
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

10.23*#	—
Amendment to Employment Agreement dated as of April 12, 2012 between Forum Energy Technologies, Inc. and James W. Harris (incorporated herein by reference to Exhibit 10.4 on the Company's Current Report on Form 8-K, filed on April 17, 2012).

10.24*#	—
Amendment to Employment Agreement dated as of April 12, 2012 between Forum Energy Technologies, Inc. and James L. McCulloch (incorporated herein by reference to Exhibit 10.5 on the Company's Current Report on Form 8-K, filed on April 17, 2012).

10.25*#	—
Indemnification Agreement dated as of August 2, 2010 between Forum Energy Technologies and C. Christopher Gaut (incorporated herein by reference to Exhibit 10.9 to the Registration Statement, filed on August 31, 2011).

10.26*#	—
Form of Indemnification Agreement between Forum Energy Technologies, Inc. and the executive officers identified on Annex A thereto (incorporated herein by reference to Exhibit 10.10 to the Registration Statement, filed on August 31, 2011).

10.27*#	—
Form of Indemnification Agreement between Forum Energy Technologies and each of the non-SCF directors identified on Annex A thereto (incorporated herein by reference to Exhibit 10.11 to the Registration Statement, filed on August 31, 2011).

10.28*#	—
Form of Indemnification Agreement between Forum Energy Technologies and each of the SCF directors identified on Annex A thereto (incorporated herein by reference to Exhibit 10.12 to the Registration Statement, filed on August 31, 2011).

10.29*#	—	2011 Management Incentive Plan (incorporated herein by reference to Exhibit 10.13 to the Registration Statement, filed on August 31, 2011).

10.30*#	—	Forum Energy Technologies, Inc. Severance Plan (incorporated herein by reference to Exhibit 10.15 to the Registration Statement, filed on August 31, 2011).

10.31*#	—	Forum Energy Technologies, Inc. Deferred Compensation and Restoration Plan (incorporated herein by reference to Exhibit 10.6 to the Company's Current Report on Form 10-Q, filed on May 3, 2013).

10.32*#	—
Letter Agreement dated March 28, 2012 between Forum Energy Technologies, Inc. and Tinicum, L.P. (incorporated herein by reference to Exhibit 10.31 to Amendment No. 5 to the Registration Statement, filed on March 29, 2012).

10.33*#	—	Forum Energy Technologies, Inc. 2010 Stock Incentive Plan (as amended and restated effective August 15, 2012).

10.34*#	—	Employee Stock Purchase Plan (incorporated herein by reference to Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q, filed on August 2, 2013).

10.35*	—
Subscription Agreement dated July 16, 2010 by and among Forum Oilfield Technologies, Inc., SCF-VII, L.P., Sunray Capital, LP, C. Christopher Gaut and W. Patrick Connelly, as amended (incorporated herein by reference to Exhibit 10.21 to the Registration Statement, filed on August 31, 2011).

10.36*	—
Agreement by and between Forum Energy Technologies, Inc. and Charles E. Jones, dated August 1, 2013 (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed on November 4, 2013).

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

Signature	Title	Date

/s/ C. Christopher Gaut	President, Chief Executive Officer and Chairman of the Board	February 28, 2014
C. Christopher Gaut

/s/ James W. Harris	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	February 28, 2014
James W. Harris

/s/ Tylar K. Schmitt	Vice President and Corporate Controller (Principal Accounting Officer)	February 28, 2014
Tylar K. Schmitt

/s/ Evelyn M. Angelle	Director	February 28, 2014
Evelyn M. Angelle

/s/ David C. Baldwin	Director	February 28, 2014
David C. Baldwin

/s/ John A. Carrig	Director	February 28, 2014
John A. Carrig

/s/ Michael McShane	Director	February 28, 2014
Michael McShane

/s/ Terence O'Toole	Director	February 28, 2014
Terence O'Toole

/s/ Franklin Myers	Director	February 28, 2014
Franklin Myers

/s/ Louis A. Raspino	Director	February 28, 2014
Louis A. Raspino

/s/ John Schmitz	Director	February 28, 2014
John Schmitz

/s/ Andrew L. Waite	Director	February 28, 2014
Andrew L. Waite