Form 10-Q
period 2014-03-31
FORUM ENERGY TECHNOLOGIES, INC.
filed 2014-04-29
CIK 1401257

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________________
FORM 10-Q
___________________________________

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of April 25, 2014, there were 93,173,052 common shares outstanding.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements
Forum Energy Technologies, Inc. and subsidiaries
Condensed consolidated statements of comprehensive income
(Unaudited)

	Three Months Ended March 31,
(in thousands, except per share information)	2014	2013
Net sales	$403,938	$372,999
Cost of sales	276,000	258,193
Gross profit	127,938	114,806
Operating expenses
Selling, general and administrative expenses	71,040	65,449
Transaction expenses	128	9
Loss (gain) on sale of assets and other	689	135
Total operating expenses	71,857	65,593
Earnings from equity investment	5,308	—
Operating income	61,389	49,213
Other expense (income)
Interest expense	7,750	3,363
Foreign exchange (gains) losses and other, net	1,477	(1,467)
Total other expense	9,227	1,896
Income before income taxes	52,162	47,317
Provision for income tax expense	15,656	15,379
Net income	36,506	31,938
Less: Income attributable to noncontrolling interest	(24)	(2)
Net income attributable to common stockholders	36,530	31,940

Weighted average shares outstanding
Basic	92,129	88,533
Diluted	95,191	94,356
Earnings per share
Basic	$0.40	$0.36
Diluted	$0.38	$0.34

Other comprehensive income, net of tax:
Net income	36,506	31,938
Change in foreign currency translation, net of tax of $0	1,030	(22,749)
Gain on pension liability	2	—
Comprehensive income	37,538	9,189
Less: comprehensive loss (income) attributable to noncontrolling interests	27	62
Comprehensive income attributable to common stockholders	$37,565	$9,251
The accompanying notes are an integral part of these condensed consolidated financial statements.

Forum Energy Technologies, Inc. and subsidiaries
Condensed consolidated balance sheets
(Unaudited)

(in thousands, except share information)	March 31, 2014	December 31, 2013
Assets
Current assets
Cash and cash equivalents	$66,954	$39,582
Accounts receivable—trade, net	280,151	250,272
Inventories	439,838	441,049
Prepaid expenses and other current assets	22,887	29,707
Costs and estimated profits in excess of billings	23,330	24,012
Deferred income taxes, net	24,381	24,846
Total current assets	857,541	809,468
Property and equipment, net of accumulated depreciation	180,085	180,292
Deferred financing costs, net	15,024	15,658
Intangibles	287,844	295,352
Goodwill	799,239	802,318
Investment in unconsolidated subsidiary	65,600	60,292
Other long-term assets	5,384	5,489
Total assets	$2,210,717	$2,168,869
Liabilities and equity
Current liabilities
Current portion of long-term debt	$974	$998
Accounts payable—trade	122,302	100,221
Accrued liabilities	90,592	96,529
Deferred revenue	19,380	15,837
Billings in excess of costs and profits recognized	15,921	6,398
Total current liabilities	249,169	219,983
Long-term debt, net of current portion	476,631	512,077
Deferred income taxes, net	98,734	97,774
Other long-term liabilities	8,736	8,069
Total liabilities	833,270	837,903
Commitments and contingencies
Equity
Common stock, $0.01 par value, 296,000,000 shares authorized, 93,243,246 and 92,803,389 shares issued	932	928
Additional paid-in capital	835,270	826,064
Treasury stock at cost, 3,592,791 and 3,585,098 shares	(30,469)	(30,249)
Warrants	640	687
Retained earnings	561,670	525,140
Accumulated other comprehensive loss	8,820	7,785
Total stockholders’ equity	1,376,863	1,330,355
Noncontrolling interest in subsidiary	584	611
Total equity	1,377,447	1,330,966
Total liabilities and equity	$2,210,717	$2,168,869
The accompanying notes are an integral part of these condensed consolidated financial statements.

Forum Energy Technologies, Inc. and subsidiaries
Condensed consolidated statements of cash flows
(Unaudited)

	Three Months Ended March 31,
(in thousands, except share information)	2014	2013
Cash flows from operating activities
Net income	$36,506	$31,938
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation expense	9,123	8,473
Amortization of intangible assets	6,775	5,463
Share-based compensation expense	4,339	3,488
Deferred income taxes	1,425	1,834
Earnings from equity investment, net of distributions	(5,308)	—
Other	1,992	733
Changes in operating assets and liabilities
Accounts receivable—trade	(34,345)	(18,802)
Inventories	533	21,717
Prepaid expenses and other current assets	8,790	(1,037)
Accounts payable, deferred revenue and other accrued liabilities	22,667	(2,966)
Billings in excess of costs and estimated profits earned, net	10,389	(22,347)
Net cash provided by operating activities	$62,886	$28,494
Cash flows from investing activities
Acquisition of businesses, net of cash acquired	—	(1,502)
Capital expenditures for property and equipment	(11,083)	(10,108)
Proceeds from sale of business, property and equipment	6,674	182
Net cash used in investing activities	$(4,409)	$(11,428)
Cash flows from financing activities
Borrowings under Credit Facility due to acquisitions	—	1,502
Borrowings under Credit Facility	—	8,391
Repayment of long-term debt	(35,470)	(42,005)
Excess tax benefits from stock based compensation	1,854	1,512
Repurchases of stock	(220)	—
Proceeds from stock issuance	2,971	1,737
Deferred financing costs	(6)	—
Net cash used in financing activities	$(30,871)	$(28,863)
Effect of exchange rate changes on cash	(234)	(2,321)
Net increase (decrease) in cash and cash equivalents	27,372	(14,118)
Cash and cash equivalents
Beginning of period	39,582	41,063
End of period	$66,954	$26,945
The accompanying notes are an integral part of these condensed consolidated financial statements.

Forum Energy Technologies, Inc. and subsidiaries
Notes to condensed consolidated financial statements
(Unaudited)
1. Organization and basis of presentation
Forum Energy Technologies, Inc. (the "Company"), a Delaware corporation, is a global oilfield products company, serving the subsea, drilling, completion, production and infrastructure sectors of the oil and natural gas industry. The Company designs, manufactures and distributes products and engages in aftermarket services, parts supply and related services that complement the Company’s product offering.
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
In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for the fair statement of the Company's financial position, results of operations and cash flows have been included. Operating results for the three months ended March 31, 2014 are not necessarily indicative of the results that may be expected for the year ended December 31, 2014 or any other interim period.
These interim financial statements are unaudited and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") regarding interim financial reporting. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America ("GAAP") for complete consolidated financial statements and should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2013, which are included in the Company’s 2013 Annual Report on Form 10-K filed with the SEC on February 28, 2014 (the "Annual Report").
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
In April 2014, the FASB issued Accounting Standards Update ("ASU") 2014-08 — Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. The ASU raises the threshold for a disposal to qualify as a discontinued operation and requires new disclosures of both discontinued operations and certain other disposals that do not meet the definition of a discontinued operation. The guidance is effective for the Company for the fiscal year beginning January 1, 2015, and is not expected to have a material impact on the consolidated financial statements.

Forum Energy Technologies, Inc. and subsidiaries
Notes to condensed consolidated financial statements (continued)
(Unaudited)

3. Acquisitions and investment in joint venture
2013 Acquisitions
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
Effective July 1, 2013, the Company jointly purchased Global Tubing, LLC ("Global Tubing") with an equal partner, with management retaining a small interest. Global Tubing is a Dayton, Texas based provider of coiled tubing strings and related services. The Company's equity investment is reported in the Production & Infrastructure segment and is accounted for using the equity method of accounting. As Global Tubing's products are complementary to the Company’s well intervention and stimulation products and the investment's business is integral to the Company's operations, the earnings from the equity investment are included within operating income.
4. Inventories
The Company's significant components of inventory at March 31, 2014 and December 31, 2013 were as follows (in thousands):

	March 31, 2014	December 31, 2013
Raw materials and parts	$135,158	$139,573
Work in process	52,431	51,819
Finished goods	282,548	276,076
Gross inventories	470,137	467,468
Inventory reserve	(30,299)	(26,419)
Inventories	$439,838	$441,049

Forum Energy Technologies, Inc. and subsidiaries
Notes to condensed consolidated financial statements (continued)
(Unaudited)

5. Goodwill and intangible assets
Goodwill
The changes in the carrying amount of goodwill from January 1, 2014 to March 31, 2014, were as follows (in thousands):

	Drilling & Subsea	Production & Infrastructure	Total
Goodwill Balance at January 1, 2014 net	$723,355	$78,963	$802,318
Acquisitions, divestitures and measurement period adjustments	(3,655)	—	(3,655)
Impact of non-U.S. local currency translation	722	(146)	576
Goodwill Balance at March 31, 2014 net	$720,422	$78,817	$799,239
Intangible assets
Intangible assets consisted of the following as of March 31, 2014 and December 31, 2013, respectively (in thousands):

	March 31, 2014
	Gross carrying amount	Accumulated amortization	Net amortizable intangibles	Amortization period (in years)
Customer relationships	$283,522	$(72,507)	$211,015	4-15
Patents and technology	32,323	(6,593)	25,730	5-17
Non-compete agreements	6,588	(5,161)	1,427	3-6
Trade names	46,740	(12,860)	33,880	10-15
Distributor relationships	22,160	(11,598)	10,562	8-15
Trademark	5,230	—	5,230	Indefinite
Intangible Assets Total	$396,563	$(108,719)	$287,844

	December 31, 2013
	Gross carrying amount	Accumulated amortization	Net amortizable intangibles	Amortization period (in years)
Customer relationships	$283,171	$(67,435)	$215,736	4-15
Patents and technology	33,843	(6,510)	27,333	5-17
Non-compete agreements	6,577	(5,108)	1,469	3-6
Trade names	46,654	(11,948)	34,706	10-15
Distributor relationships	22,160	(11,282)	10,878	8-15
Trademark	5,230	—	5,230	Indefinite
Intangible Assets Total	$397,635	$(102,283)	$295,352

Forum Energy Technologies, Inc. and subsidiaries
Notes to condensed consolidated financial statements (continued)
(Unaudited)

6. Debt
Notes payable and lines of credit as of March 31, 2014 and December 31, 2013 consisted of the following (in thousands):

	March 31, 2014	December 31, 2013
6.25% Senior Notes due October 2021	$403,106	$403,208
Senior secured revolving credit line	73,000	108,000
Other debt	1,499	1,867
Total debt	477,605	513,075
Less: current maturities	(974)	(998)
Long-term debt	$476,631	$512,077
Senior Notes Due 2021
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
Credit Facility
The Company has a Credit Facility with several financial institutions as lenders that provides for a $600.0 million revolving credit facility with up to $75.0 million available for letters of credit and up to $25.0 million in swingline loans. Subject to terms of the Credit Facility, the Company has the ability to increase the revolving Credit Facility by an additional $300.0 million. The Credit Facility matures in November 2018. Weighted average interest rates under the Credit Facility at March 31, 2014 and December 31, 2013 were 2.16% and 2.17%, respectively.
Availability under the Credit Facility was approximately $513.9 million at March 31, 2014. There have been no changes to the financial covenants disclosed in Item 7 of the Annual Report and the Company was in compliance with all financial covenants at March 31, 2014.
7. Income taxes
The Company's effective tax rate for the was 30.0% for the three months ended March 31, 2014 and was 32.5% for the three months ended March 31, 2013. The tax provision for the three months ended March 31, 2014 is lower than the comparable period in 2013 primarily due to a higher proportion of our earnings being generated outside the U.S. in jurisdictions subject to lower tax rates and benefits received from other tax incentives.
8. Fair value measurements
At March 31, 2014, the carrying value of the Credit Facility was $73.0 million. Substantially all of the debt incurs interest at a variable interest rate and, therefore, the carrying amount approximates fair value. The fair value of the debt is classified as a Level 2 measurement because interest rates charged are similar to other financial instruments with similar terms and maturities.
The fair value of the Company’s Senior Notes is estimated using Level 2 inputs in the fair value hierarchy and is based on quoted prices for those or similar instruments. At March 31, 2014, the fair value and the carrying value of the Company’s Senior Notes approximated $426.3 million and $403.1 million, respectively. At December 31, 2013, the fair value and the carrying value of the Company’s Senior Notes approximated $419.3 million and $403.2 million, respectively.
There were no outstanding financial assets as of March 31, 2014 and December 31, 2013 that required measuring the amounts at fair value. The Company did not change its valuation techniques associated with recurring fair value measurements from prior periods and there were no transfers between levels of the fair value hierarchy during the three months ended March 31, 2014.

Forum Energy Technologies, Inc. and subsidiaries
Notes to condensed consolidated financial statements (continued)
(Unaudited)

9. Business segments
The Company’s operations are divided into the following two operating segments, which are our reportable segments: Drilling & Subsea ("D&S") and Production & Infrastructure ("P&I"). The amounts indicated below as "Corporate" relate to costs and assets not allocated to the reportable segments. Summary financial data by segment follows (in thousands):

	Three months ended March 31,
	2014	2013
Revenue:
Drilling & Subsea	$261,769	$221,939
Production & Infrastructure	142,575	151,210
Intersegment eliminations	(406)	(150)
Total Revenue	$403,938	$372,999

Operating income:
Drilling & Subsea	$47,065	$35,156
Production & Infrastructure	23,882	21,374
Corporate	(8,741)	(7,173)
Total segment operating income	62,206	49,357
Transaction expenses	128	9
Loss (gain) on sale of assets and other	689	135
Income from operations	$61,389	$49,213
A summary of consolidated assets by reportable segment is as follows (in thousands):

	March 31, 2014	December 31, 2013
Assets
Drilling & Subsea	$1,675,763	$1,655,355
Production & Infrastructure	476,839	468,520
Corporate	58,115	44,994
Total assets	$2,210,717	$2,168,869

10. Earnings per share
The calculation of basic and diluted earnings per share for each period presented was as follows (dollars and shares in thousands, except per share amounts):

	Three Months Ended March 31,
	2014	2013
Net Income attributable to common stockholders	$36,530	$31,940

Average shares outstanding (basic)	92,129	88,533
Common stock equivalents	3,062	5,823
Diluted shares	95,191	94,356
Earnings per share
Basic earnings per share	$0.40	$0.36
Diluted earnings per share	$0.38	$0.34

Forum Energy Technologies, Inc. and subsidiaries
Notes to condensed consolidated financial statements (continued)
(Unaudited)

The diluted earnings per share calculation excludes approximately 0.8 million and 1.0 million stock options for the three months ended March 31, 2014 and 2013, respectively, because they were anti-dilutive as the option exercise price was greater than the average market price of the common stock.
11. Commitments and contingencies
In the ordinary course of business, the Company is, and in the future could be, involved in various pending or threatened legal actions, that may or may not be covered by insurance. Management has reviewed such pending judicial and legal proceedings, the reasonably anticipated costs and expenses in connection with such proceedings, and the availability and limits of insurance coverage, and has established reserves that are believed to be appropriate in light of those outcomes that are considered to be probable and can be reasonably estimated. The reserves accrued at March 31, 2014 and 2013, respectively, are immaterial. It is management's opinion that the Company's ultimate liability, if any, with respect to these actions is not expected to have a material adverse effect on the Company’s financial position, results of operations or cash flows.
12. Stockholders' equity
Share-based compensation
During the three months ended March 31, 2014, the Company granted 368,054 options and 629,409 shares of restricted stock or restricted stock units, which includes 115,610 performance share awards with a market condition. The stock options were granted on February 21, 2014 with an exercise price of $26.96. Of the restricted stock or restricted stock units granted, 472,066 vest ratably over four years on each anniversary of the grant date. 41,733 shares of restricted stock or restricted stock units were granted to the non-employee members of the Board of Directors, which have a twelve month vesting period from the date of grant. The performance share awards granted may settle for between zero and two shares of the Company's common stock. The number of shares issued pursuant to the performance share awards will be determined based on the total shareholder return of the Company's common stock as compared to a group of peer companies, measured annually over a three-year performance period.
13. Related party transactions
The Company entered into lease agreements for office and warehouse space with former owners of acquired companies or affiliates of a director. The Company has sold and purchased inventory, services and fixed assets to and from various affiliates of certain directors. The dollar amounts related to these related party activities are not significant to the Company’s condensed consolidated financial statements.

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

All forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q. We disclaim any obligation to update or revise these statements unless required by law, and you should not place undue reliance on these forward-looking statements. Although we believe that our plans, intentions and expectations reflected in or suggested by the forward-looking statements we make in this Quarterly Report on Form 10-Q are reasonable, we can give no assurance that these plans, intentions or expectations will be achieved. We disclose important factors that could cause our actual results to differ materially from our expectations in "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the "SEC") on February 28, 2014 and elsewhere in this Quarterly Report on Form 10-Q. These cautionary statements qualify all forward-looking statements attributable to us or persons acting on our behalf.
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

•
Production & Infrastructure segment. We design and manufacture products and provide related equipment and services to the well stimulation, completion, production and infrastructure markets. Through this segment, we supply flow equipment, including well stimulation consumable products and related recertification and refurbishment services; production equipment, including well site production equipment and process equipment; and valves, which includes a broad range of industrial and process valves.

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

The table below shows average crude oil and natural gas prices for West Texas Intermediate crude oil (WTI), United Kingdom Brent crude oil (Brent), and Henry Hub natural gas:

	Three months ended
	March 31,	December 31,	March 31,
	2014	2013	2013
Average global oil, $/bbl
West Texas Intermediate	$98.65	$97.51	$94.30
United Kingdom Brent	$107.19	$109.31	$111.36

Average North American Natural Gas, $/Mcf
Henry Hub	$5.15	$3.85	$3.48
Crude oil prices appear adequate to generally maintain the current level of exploration and production activity, including the development of deepwater prospects, which stimulate demand for our subsea products and services. Current oil prices are also supporting a generally steady level of oil related activity, both offshore and onshore. North American natural gas prices were higher in the first quarter of 2014, partially due to higher demand resulting from a cold winter season. Higher natural gas prices could result in higher exploration and development activity in North America, which could result in increased demand for our products, principally those tied to products and services we provide to the pressure pumping service sector and the land based drilling industry.
Corresponding to the commodity price levels, the average active rig count data below, based on the weekly Baker Hughes Incorporated rig count, reflect a broad measure of industry activity and resultant demand for our drilling and production related products and services.

	Three months ended
	March 31,	December 31,	March 31,
	2014	2013	2013
Active Rigs by Location
United States	1,779	1,757	1,758
Canada	525	379	531
International	1,337	1,321	1,274
Global Active Rigs	3,641	3,457	3,563

Land vs. Offshore Rigs
Land	3,267	3,082	3,194
Offshore	374	375	369
Global Active Rigs	3,641	3,457	3,563

U.S. Commodity Target
Oil/Gas	1,429	1,382	1,330
Gas	347	370	424
Unclassified	3	5	4
Total U.S. Rigs	1,779	1,757	1,758

U.S. Well Path
Horizontal	1,183	1,120	1,126
Vertical	387	409	440
Directional	209	228	192
Total U.S. Active Rigs	1,779	1,757	1,758
Generally, our sales are impacted by changes in rig activity and wells completed. While the rig count decreased over the course of 2013, the average rig count in the first quarter of 2014 increased 2% from the first quarter of 2013. In addition, due to greater application of improved drilling and completion technologies, the current rig fleet is becoming more efficient allowing more wells to be drilled per rig. If this trend continues, well completions could grow at a faster pace than the drilling rig count in the future. Higher drilling and completions activities should result in increased demand for our products.
Results of operations
We made two acquisitions and an investment in a joint venture in the third quarter 2013. For additional information about these acquisitions, see Note 3 to the condensed consolidated financial statements in Item 1 of Part I of this quarterly report. For this reason, our results of operations for the 2014 period presented may not be comparable to historical results of operations for the 2013 period.
Three months ended March 31, 2014 compared with three months ended March 31, 2013

	Three Months Ended March 31,		Favorable / (Unfavorable)
	2014	2013	$	%
(in thousands of dollars, except per share information)
Revenue:
Drilling & Subsea	$261,769	$221,939	$39,830	17.9%
Production & Infrastructure	142,575	151,210	(8,635)	(5.7)%
Eliminations	(406)	(150)	(256)	*
Total revenue	$403,938	$372,999	$30,939	8.3%
Operating income:
Drilling & Subsea	$47,065	$35,156	$11,909	33.9%
Operating income margin %	18.0%	15.8%
Production & Infrastructure	23,882	21,374	2,508	11.7%
Operating income margin %	16.8%	14.1%
Corporate	(8,741)	(7,173)	(1,568)	(21.9)%
Total segment operating income	$62,206	$49,357	$12,849	26.0%
Operating income margin %	15.4%	13.2%
Transaction expenses	128	9	(119)	*
Loss (gain) on sale of assets and other	689	135	(554)	*
Income from operations	61,389	49,213	12,176	24.7%
Interest expense, net	7,750	3,363	(4,387)	(130.4)%
Foreign exchange (gains) losses and other, net	1,477	(1,467)	(2,944)	*
Other (income) expense, net	9,227	1,896	(7,331)	*
Income before income taxes	52,162	47,317	4,845	10.2%
Income tax expense	15,656	15,379	(277)	(1.8)%
Net income	36,506	31,938	4,568	14.3%
Less: Income attributable to non-controlling interest	(24)	(2)	(22)	*
Income attributable to common stockholders	$36,530	$31,940	$4,590	14.4%

Weighted average shares outstanding
Basic	92,129	88,533
Diluted	95,191	94,356
Earnings per share
Basic	$0.40	$0.36
Diluted	$0.38	$0.34
* not meaningful

Revenue
Our revenue for the three months ended March 31, 2014 increased $30.9 million, or 8.3%, to $403.9 million compared to the three months ended March 31, 2013. For the three months ended March 31, 2014, our Drilling & Subsea segment and our Production & Infrastructure segment comprised 64.8% and 35.2% of our total revenue, respectively, which compared to 59.5% and 40.5% of total revenue, respectively, for the three months ended March 31, 2013. The changes in revenue by operating segment consisted of the following:
Drilling & Subsea segment — Revenue increased $39.8 million, or 17.9%, to $261.8 million during the three months ended March 31, 2014 compared to the three months ended March 31, 2013 primarily attributable to third quarter 2013 acquisitions and to higher sales of pipe handling tools and downhole products. Partially offsetting these increases are lower sales of subsea related products and services.
Production & Infrastructure segment — Revenue decreased $8.6 million, or 5.7%, to $142.6 million during the three months ended March 31, 2014 compared to the three months ended March 31, 2013 primarily due to a decrease in shipments of valves for large projects and weather related delays affecting some production equipment shipments. Increased sales of our flow equipment products resulting from higher well completion activity and an apparent decrease in market inventory levels partially offset the decrease in the segment.
Segment operating income and segment operating margin percentage
Segment operating income for the three months ended March 31, 2014, increased $12.8 million, or 26.0%, to $62.2 million compared to the three months ended March 31, 2013. The segment operating margin percentage is calculated by dividing segment operating income by revenue for the period. For the three months ended March 31, 2014, the segment operating margin percentage of 15.4% represents an increase of 220 basis points from the 13.2% operating margin percentage for three months ended March 31, 2013. The change in operating margin percentage for each segment is explained as follows:
Drilling & Subsea segment — The operating margin percentage increased 220 basis points to 18.0% for the three months ended March 31, 2014, from 15.8% for the three months ended March 31, 2013. The improvement in operating margin percentage is primarily attributable to higher volumes in drilling products and continuing benefits from the cost saving measures implemented in the third quarter 2013.
Production & Infrastructure segment — Operating margin percentage improved 270 basis points to 16.8% for the three months ended March 31, 2014, from 14.1% for the three months ended March 31, 2013. The improvement in operating margin percentage was attributable to the inclusion of equity from the Global Tubing, LLC joint venture in earnings for the current period.
Corporate — Selling, general and administrative expenses for Corporate increased by $1.6 million, or 21.9%, for the three months ended March 31, 2014 compared to the three months ended March 31, 2013, due to higher personnel costs and higher professional fees. Corporate costs included, among other items, payroll related costs for general management and management of finance and administration, legal, human resources and information technology; professional fees for legal, accounting and related services; and marketing costs.
Other items not included in segment operating income
Several items are not included in segment operating income, but are included in total operating income. These items include: transaction expenses and gains/losses from the sale of assets. Transaction expenses relate to legal and other advisory costs incurred in acquiring businesses and are not considered to be part of segment operating income. In the first quarter 2014, we incurred a loss of $0.8 million on the sale of our subsea pipe joint protective coatings business.
Other income and expense
Other income and expense includes interest expense and foreign exchange gains and losses. We incurred $7.8 million of interest expense during the three months ended March 31, 2014, an increase of $4.4 million from the three months ended March 31, 2013. The increase in interest expense was attributable to borrowings on the Credit Facility to fund third quarter 2013 acquisitions and to the higher interest rate on our Senior Notes issued in the fourth quarter 2013 compared to the variable interest rate under our Credit Facility.

Taxes
Tax expense includes current income taxes expected to be due based on taxable income to be reported during the periods in the various jurisdictions in which we conduct business, and deferred income taxes based on changes in the tax effect of temporary differences between the bases of assets and liabilities for financial reporting and tax purposes at the beginning and end of the respective periods. The effective tax rate, calculated by dividing total tax expense by income before income taxes, was 30.0% for the three months ended March 31, 2014 and 32.5% for the three months ended March 31, 2013. The tax provision for the three months ended March 31, 2014 is lower than the comparable period in 2013 primarily due to a higher proportion of our earnings being generated outside the U.S. in jurisdictions subject to lower tax rates and benefits received from other tax incentives.
Liquidity and capital resources
Sources and uses of liquidity
At March 31, 2014, we had cash and cash equivalents of $67.0 million and total debt of $477.6 million. We believe that cash on hand, cash generated from operations and amounts available under the Credit Facility will be sufficient to fund operations, working capital needs, capital expenditure requirements and financing obligations for the foreseeable future.
Our total 2014 capital expenditure budget is approximately $60.0 million, which consists of, among other items, investments in constructing or expanding certain manufacturing facilities, purchases of machinery and equipment, expansion of our subsea rental fleet equipment, and general maintenance capital expenditures of approximately $25.0 million. This budget does not include possible expenditures for future business acquisitions.
Although we do not budget for acquisitions, pursuing growth through acquisitions is a significant part of our business strategy. We expanded and diversified our product portfolio with the acquisition of two businesses and an investment in a joint venture in 2013 for total consideration (net of cash acquired) of approximately $230.0 million. We used cash on hand and borrowings under the Credit Facility to finance these acquisitions. We continue to actively review acquisition opportunities on an ongoing basis. Our ability to make significant additional acquisitions for cash may require us to obtain additional equity or debt financing, which we may not be able to obtain on terms acceptable to us or at all.
Our cash flows for the three months ended March 31, 2014 and 2013 are presented below (in millions):

	Three Months Ended March 31,
	2014	2013
Net cash provided by operating activities	$62.9	$28.5
Net cash used in investing activities	(4.4)	(11.4)
Net cash used in financing activities	(30.9)	(28.9)
Net increase (decrease) in cash and cash equivalents	$27.4	$(14.1)
Cash flows provided by operating activities
Net cash provided by operating activities was $62.9 million and $28.5 million for the three months ended March 31, 2014 and 2013, respectively. Cash provided by operations increased primarily as a result of higher earnings and lower incremental investments in working capital as compared to the prior year.
Cash flows used in investing activities
Net cash used in investing activities was $4.4 million and $11.4 million for the three months ended March 31, 2014 and 2013, respectively, a $7.0 million decrease. The decrease was attributable to the proceeds from a sale of a business, property and equipment of $6.7 million in the 2014 period compared to cash used for an acquisition of $1.5 million during 2013.
Cash flows used in financing activities
Net cash used in financing activities was $30.9 million and $28.9 million for the three months ended March 31, 2014 and 2013, respectively. The increase in cash used in financing activities was primarily due to a larger net pay down of long-term debt during the three months ended March 31, 2014 compared to the prior year.

Senior Notes Due 2021
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
Credit Facility
We have a Credit Facility with Wells Fargo Bank, National Association, as administrative agent, and several financial institutions as lenders, which provides for a $600.0 million revolving credit line, with up to $75.0 million available for letters of credit and up to $25.0 million in swingline loans. Subject to terms of the Credit Facility, we have the ability to increase the revolving Credit Facility by an additional $300.0 million. Our revolving Credit Facility had an outstanding balance of $73.0 million at March 31, 2014 and matures in November 2018. Weighted average interest rates under the Credit Facility at March 31, 2014 and December 31, 2013 were 2.16% and 2.17%, respectively.
Future borrowings under the Credit Facility will be available for working capital and other general corporate purposes, including permitted acquisitions. It is anticipated that the Credit Facility will be available to be drawn on and repaid during the term thereof as long as we are in compliance with the terms of the credit agreement, including certain financial covenants. Availability under the Credit Facility, giving effect to the financial covenants provided therein, was approximately $513.9 million as of March 31, 2014.
There have been no changes to the Credit Facility financial covenants disclosed in Item 7 of our 2013 Annual Report on Form 10-K and we were in compliance with all financial covenants at March 31, 2014 and December 31, 2013.
Off-balance sheet arrangements
As of March 31, 2014, we had no off-balance sheet instruments or financial arrangements, other than operating leases entered into in the ordinary course of business.
Contractual obligations
Except for net repayments under the Credit Facility, as of March 31, 2014, there have been no material changes in our contractual obligations and commitments disclosed in the Annual Report.
Critical accounting policies and estimates
There have been no material changes in our critical accounting policies and procedures during the three months ended March 31, 2014. For a detailed discussion of our critical accounting policies and estimates, refer to our 2013 Annual Report on Form 10-K.
Recent accounting pronouncements
In April 2014, the FASB issued Accounting Standards Update ("ASU") 2014-08 — Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. The ASU raises the threshold for a disposal to qualify as a discontinued operation and requires new disclosures of both discontinued operations and certain other disposals that do not meet the definition of a discontinued operation. The guidance is effective for the Company for the fiscal year beginning January 1, 2015, and is not expected to have a material impact on the consolidated financial statements.

Item 3. Quantitative and qualitative disclosures about market risk
We are currently exposed to market risk from changes in foreign currency and changes in interest rates. From time to time, we may enter into derivative financial instrument transactions to manage or reduce our market risk, but we do not enter into derivative transactions for speculative purposes.
There have been no significant changes to our market risk since December 31, 2013. For a discussion of our exposure to market risk, refer to Part II, Item 7(a), “Quantitative and Qualitative Disclosures About Market Risk,” in our 2013 Annual Report on Form 10-K.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our management, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b) as of March 31, 2014. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2014 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
Refer to Note 11, Commitments and Contingencies, in Part I, Item 1, Financial Statements, for a discussion of our legal proceedings, which is incorporated into this Item 1 of Part II by reference.
Item 1A. Risk Factors
For additional information about our risk factors, see "Risk Factors" in Item 1A of our Annual Report.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Shares of common stock purchased and placed in treasury during the three months ended March 31, 2014 were as follows:

Period	Total number of shares purchased (a)	Average price paid per share	Total number of shares purchased as part of publicly announced plan or programs	Maximum number of shares that may yet be purchased under the plan or program (b)
January 1, 2014 - January 31, 2014	6,852	$28.26	—	—
February 1, 201- February 28, 2014	—	$—	—	—
March 1, 2011 - March 31, 2014	841	$30.98	—	—
Total	7,693	$28.56	—
(a) All of the 7,693 shares purchased during the three months ended March 31, 2014 were acquired from employees in connection with the settlement of income tax and related benefit withholding obligations arising from the vesting of restricted stock grants. None of these shares were part of a publicly announced program to purchase common shares.
(b) Forum does not have any publicly announced equity securities repurchase plans or programs.

Item 6. Exhibits

Exhibit
Number		DESCRIPTION

10.1*	—
Employment Agreement effective as of January 13, 2014 by and between Forum Energy Technologies, Inc. and Prady Iyyanki (incorporated herein by reference to Exhibit 10.1 on the Company's Current Report on Form 8-K, filed on January 8, 2014).

10.2**	—	Form of Restricted Stock Unit Agreement (Directors).

10.3**	—	Form of Restricted Stock Agreement (Directors).

10.4**	—	Form of Restricted Stock Unit Agreement (Employees and Consultants).

10.5**	—	Form of Nonstatutory Stock Option Agreement (Employees and Consultants).

10.6**	—	Form of Performance Share Award Agreement (Employees and Consultants).

31.1**	—	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	—	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1***	—	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2***	—	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS***†	—	XBRL Instance Document.

101.SCH***†	—	XBRL Taxonomy Extension Schema Document.

101.CAL***†	—	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB***†	—	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE***†	—	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF***†	—	XBRL Taxonomy Extension Definition Linkbase Document.

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

FORUM ENERGY TECHNOLOGIES, INC.
Date:	April 29, 2014	By:	/s/ James W. Harris
James W. Harris
Senior Vice President and Chief Financial Officer
(As Duly Authorized Officer and Principal Financial Officer)

		By:	/s/ Tylar K. Schmitt
Tylar K. Schmitt
Vice President and Corporate Controller
(As Duly Authorized Officer and Principal Accounting Officer)