Form 10-Q
period 2014-06-30
FORUM ENERGY TECHNOLOGIES, INC.
filed 2014-08-01
CIK 1401257

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________________
FORM 10-Q
___________________________________

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of July 25, 2014, there were 93,853,381 common shares outstanding.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements
Forum Energy Technologies, Inc. and subsidiaries
Condensed consolidated statements of operations and comprehensive income
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share information)	2014	2013	2014	2013
Net sales	$428,279	$367,887	$832,217	$740,886
Cost of sales	290,286	253,404	566,286	511,597
Gross profit	137,993	114,483	265,931	229,289
Operating expenses
Selling, general and administrative expenses	77,731	65,654	148,771	131,103
Transaction expenses	682	1,806	810	1,815
Loss (gain) on sale of assets and other	(284)	(115)	405	20
Total operating expenses	78,129	67,345	149,986	132,938
Earnings from equity investment	5,940	—	11,248	—
Operating income	65,804	47,138	127,193	96,351
Other expense (income)
Interest expense	7,725	3,111	15,475	6,474
Foreign exchange (gains) losses and other, net	3,129	1,019	4,606	(448)
Total other expense	10,854	4,130	20,081	6,026
Income before income taxes	54,950	43,008	107,112	90,325
Provision for income tax expense	15,407	13,068	31,063	28,447
Net income	39,543	29,940	76,049	61,878
Less: Income attributable to noncontrolling interest	21	21	(3)	19
Net income attributable to common stockholders	39,522	29,919	76,052	61,859

Weighted average shares outstanding
Basic	92,649	91,032	92,391	89,790
Diluted	95,695	94,606	95,363	94,501
Earnings per share
Basic	$0.43	$0.33	$0.82	$0.69
Diluted	$0.41	$0.32	$0.80	$0.65

Other comprehensive income, net of tax:
Net income	39,543	29,940	76,049	61,878
Change in foreign currency translation, net of tax of $0	11,690	(2,154)	12,720	(24,903)
Gain on pension liability	—	—	2	—
Comprehensive income	51,233	27,786	88,771	36,975
Less: comprehensive loss (income) attributable to noncontrolling interests	(15)	20	12	82
Comprehensive income attributable to common stockholders	$51,218	$27,806	$88,783	$37,057
The accompanying notes are an integral part of these condensed consolidated financial statements.

Forum Energy Technologies, Inc. and subsidiaries
Condensed consolidated balance sheets
(Unaudited)

(in thousands, except share information)	June 30, 2014	December 31, 2013
Assets
Current assets
Cash and cash equivalents	$32,642	$39,582
Accounts receivable—trade, net	276,604	250,272
Inventories	458,004	441,049
Prepaid expenses and other current assets	21,730	29,707
Costs and estimated profits in excess of billings	34,656	24,012
Deferred income taxes, net	26,316	24,846
Total current assets	849,952	809,468
Property and equipment, net of accumulated depreciation	188,080	180,292
Deferred financing costs, net	14,385	15,658
Intangibles	295,710	295,352
Goodwill	824,400	802,318
Investment in unconsolidated subsidiary	58,121	60,292
Other long-term assets	4,696	5,489
Total assets	$2,235,344	$2,168,869
Liabilities and equity
Current liabilities
Current portion of long-term debt	$914	$998
Accounts payable—trade	129,639	100,221
Accrued liabilities	82,444	96,529
Deferred revenue	12,850	15,837
Billings in excess of costs and profits recognized	14,642	6,398
Total current liabilities	240,489	219,983
Long-term debt, net of current portion	436,650	512,077
Deferred income taxes, net	105,998	97,774
Other long-term liabilities	12,015	8,069
Total liabilities	795,152	837,903
Commitments and contingencies
Equity
Common stock, $0.01 par value, 296,000,000 shares authorized, 93,883,314 and 92,803,389 shares issued	938	928
Additional paid-in capital	847,996	826,064
Treasury stock at cost, 3,615,194 and 3,585,098 shares	(31,130)	(30,249)
Warrants	82	687
Retained earnings	601,192	525,140
Accumulated other comprehensive income	20,515	7,785
Total stockholders’ equity	1,439,593	1,330,355
Noncontrolling interest in subsidiary	599	611
Total equity	1,440,192	1,330,966
Total liabilities and equity	$2,235,344	$2,168,869
The accompanying notes are an integral part of these condensed consolidated financial statements.

Forum Energy Technologies, Inc. and subsidiaries
Condensed consolidated statements of cash flows
(Unaudited)

	Six Months Ended June 30,
(in thousands, except share information)	2014	2013
Cash flows from operating activities
Net income	$76,049	$61,878
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation expense	18,650	17,191
Amortization of intangible assets	13,678	11,060
Share-based compensation expense	9,414	8,173
Deferred income taxes	6,307	3,153
Earnings from equity investment, net of distributions	2,171	—
Other	2,337	907
Changes in operating assets and liabilities
Accounts receivable—trade	(24,780)	(20,325)
Inventories	(11,695)	23,905
Prepaid expenses and other current assets	10,971	(2,840)
Accounts payable, deferred revenue and other accrued liabilities	11,924	(8,362)
Costs and estimated profits in excess of billings, net	(1,943)	(5,285)
Net cash provided by operating activities	$113,083	$89,455
Cash flows from investing activities
Acquisition of businesses, net of cash acquired	(37,682)	(2,611)
Capital expenditures for property and equipment	(28,718)	(30,065)
Proceeds from sale of business, property and equipment	8,596	382
Net cash used in investing activities	$(57,804)	$(32,294)
Cash flows from financing activities
Borrowings under Credit Facility	—	177,923
Repayment of long-term debt	(75,511)	(68,083)
Payment of contingent consideration	—	(11,435)
Excess tax benefits from stock based compensation	5,179	2,791
Repurchases of stock	(881)	(531)
Proceeds from stock issuance	6,746	3,314
Deferred financing costs	(5)	(13)
Net cash provided by (used in) financing activities	$(64,472)	$103,966
Effect of exchange rate changes on cash	2,253	(2,710)
Net increase (decrease) in cash and cash equivalents	(6,940)	158,417
Cash and cash equivalents
Beginning of period	39,582	41,063
End of period	$32,642	$199,480
Noncash investing and financing activities
Payment of contingent consideration via stock	$—	$4,075
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
The Company's investment in an operating entity where the Company has the ability to exert significant influence, but does not control operating and financial policies, is accounted for using the equity method. The Company's share of the net income of this entity is recorded as "Earnings from equity investment" in the condensed consolidated statements of operations and comprehensive income. The investment in this entity is included in "Investment in unconsolidated subsidiary" in the condensed consolidated balance sheets. The Company reports its share of equity earnings within operating income as the investee's operations are integral to the operations of the Company.
In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for the fair statement of the Company's financial position, results of operations and cash flows have been included. Operating results for the six months ended June 30, 2014 are not necessarily indicative of the results that may be expected for the year ended December 31, 2014 or any other interim period.
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
In May 2014, the FASB issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers (Topic 606). The new standard is effective for reporting periods beginning after December 15, 2016 and early adoption is not permitted. The comprehensive new standard will supersede existing revenue recognition guidance and require revenue to be recognized when promised goods or services are transferred to customers in amounts that reflect the consideration to which the company expects to be entitled in exchange for those goods or services. Adoption of the new rules could affect the timing of revenue recognition for certain transactions. The guidance permits two implementation approaches, one requiring retrospective application of the new standard with restatement of prior years and one requiring prospective application of the new standard with disclosure of results under old standards. The new standard will be effective January 1, 2017 and the Company is currently evaluating the impacts of adoption and the implementation approach to be used.
In April 2014, the FASB issued ASU 2014-08 — Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. The ASU raises the threshold for a disposal to qualify as a discontinued operation and requires new disclosures of both discontinued operations and certain other disposals that do not meet the definition of a discontinued operation. The guidance is effective for the Company for the fiscal year beginning January 1, 2015, and is not expected to have a material impact on the consolidated financial statements.

Forum Energy Technologies, Inc. and subsidiaries
Notes to condensed consolidated financial statements (continued)
(Unaudited)

3. Acquisitions and investment in joint venture
2014 Acquisition
Effective May 1, 2014, the Company completed the acquisition of Quality Wireline & Cable, Inc. ("Quality") for consideration of $38.3 million. Quality is a Calgary, Alberta based manufacturer of high-performance cased-hole electro-mechanical wireline cables and specialty cables for the oil and gas industry. Quality is included in the Drilling & Subsea segment. The following table summarizes the preliminary fair values of the assets acquired and liabilities assumed at the date of the acquisition (in thousands):

2014 Acquisition
Current assets, net of cash acquired	$7,463
Property and equipment	3,837
Intangible assets (primarily customer relationships)	13,335
Non-tax-deductible goodwill	19,007
Current liabilities	(1,914)
Deferred tax liabilities	(3,467)
Net assets acquired	$38,261
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

The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of the acquisition (in thousands):

2013 Acquisitions
Current assets, net of cash acquired	$60,669
Property and equipment	4,545
Intangible assets (primarily customer relationships)	59,242
Non-tax-deductible goodwill	100,257
Current liabilities	(17,619)
Long-term liabilities	(7,879)
Deferred tax liabilities	(20,108)
Net assets acquired	$179,107
Revenues and net income related to the acquisitions were not significant for the year ended December 31, 2013. Pro forma results of operations for the 2014 and 2013 acquisitions have not been presented because the effects were not material to the consolidated financial statements on either an individual or aggregate basis.
Effective July 1, 2013, the Company jointly purchased Global Tubing, LLC ("Global Tubing") with an equal partner, with management retaining a small interest. Global Tubing is a Dayton, Texas based provider of coiled tubing strings and related services. The Company's equity investment is reported in the Production & Infrastructure segment and is accounted for using the equity method of accounting. As Global Tubing's products are complementary to the Company’s w

Forum Energy Technologies, Inc. and subsidiaries
Notes to condensed consolidated financial statements (continued)
(Unaudited)

ell intervention and stimulation products and the investment's business is integral to the Company's operations, the earnings from the equity investment are included within operating income.
4. Inventories
The Company's significant components of inventory at June 30, 2014 and December 31, 2013 were as follows (in thousands):

	June 30, 2014	December 31, 2013
Raw materials and parts	$138,949	$139,573
Work in process	53,160	51,819
Finished goods	295,898	276,076
Gross inventories	488,007	467,468
Inventory reserve	(30,003)	(26,419)
Inventories	$458,004	$441,049
5. Goodwill and intangible assets
Goodwill
The changes in the carrying amount of goodwill from January 1, 2014 to June 30, 2014, were as follows (in thousands):

	Drilling & Subsea	Production & Infrastructure	Total
Goodwill Balance at January 1, 2014 net	$723,355	$78,963	$802,318
Acquisitions and divestitures	15,352	—	15,352
Impact of non-U.S. local currency translation	6,749	(19)	6,730
Goodwill Balance at June 30, 2014 net	$745,456	$78,944	$824,400

Forum Energy Technologies, Inc. and subsidiaries
Notes to condensed consolidated financial statements (continued)
(Unaudited)

Intangible assets
Intangible assets consisted of the following as of June 30, 2014 and December 31, 2013, respectively (in thousands):

	June 30, 2014
	Gross carrying amount	Accumulated amortization	Net amortizable intangibles	Amortization period (in years)
Customer relationships	$295,665	$(78,429)	$217,236	4-15
Patents and technology	32,403	(7,234)	25,169	5-17
Non-compete agreements	7,323	(5,322)	2,001	3-6
Trade names	49,822	(13,994)	35,828	10-15
Distributor relationships	22,160	(11,914)	10,246	8-15
Trademark	5,230	—	5,230	Indefinite
Intangible Assets Total	$412,603	$(116,893)	$295,710

	December 31, 2013
	Gross carrying amount	Accumulated amortization	Net amortizable intangibles	Amortization period (in years)
Customer relationships	$283,171	$(67,435)	$215,736	4-15
Patents and technology	33,843	(6,510)	27,333	5-17
Non-compete agreements	6,577	(5,108)	1,469	3-6
Trade names	46,654	(11,948)	34,706	10-15
Distributor relationships	22,160	(11,282)	10,878	8-15
Trademark	5,230	—	5,230	Indefinite
Intangible Assets Total	$397,635	$(102,283)	$295,352
6. Debt
Notes payable and lines of credit as of June 30, 2014 and December 31, 2013 consisted of the following (in thousands):

	June 30, 2014	December 31, 2013
6.25% Senior Notes due October 2021	$403,005	$403,208
Senior secured revolving credit line	33,004	108,000
Other debt	1,555	1,867
Total debt	437,564	513,075
Less: current maturities	(914)	(998)
Long-term debt	$436,650	$512,077
Senior Notes Due 2021
The Senior Notes bear interest at a rate of 6.250% per annum, payable on April 1 and October 1 of each year, and mature on October 1, 2021. The Senior Notes are senior unsecured obligations, and are guaranteed on a senior unsecured basis by the Company’s subsidiaries that guarantee the Credit Facility and rank junior to, among other indebtedness, the Credit Facility to the extent of the value of the collateral securing the Credit Facility.
Credit Facility
The Company has a Credit Facility with several financial institutions as lenders that provides for a $600.0 million revolving credit facility with up to $75.0 million available for letters of credit and up to $25.0 million in swingline loans. Subject to terms of the Credit Facility, the Company has the ability to increase the revolving Credit Facility by an

Forum Energy Technologies, Inc. and subsidiaries
Notes to condensed consolidated financial statements (continued)
(Unaudited)

additional $300.0 million. The Credit Facility matures in November 2018. Weighted average interest rates under the Credit Facility at June 30, 2014 and December 31, 2013 were 2.16% and 2.17%, respectively.
Availability under the Credit Facility was approximately $552.7 million at June 30, 2014. There have been no changes to the financial covenants disclosed in Item 7 of the Annual Report and the Company was in compliance with all financial covenants at June 30, 2014.
7. Income taxes
The Company's effective tax rate was 29.0% for the six months ended June 30, 2014 and 31.5% for the six months ended June 30, 2013. The tax provision is lower than the comparable period in 2013 primarily due to a higher proportion of our earnings being generated outside the United States in jurisdictions subject to lower tax rates and benefits received from certain tax incentives. The effective tax rate can vary from period to period depending on the Company's relative mix of U.S. and non-U.S. earnings. The effective tax rate was 28.0% for the three months ended June 30, 2014 and 30.4% for the three months ended June 30, 2013. The tax provision for the three months ended June 30, 2014 is lower than the comparable period in 2013 primarily due to benefits received from certain tax incentives.
8. Fair value measurements
At June 30, 2014, the carrying value of the Credit Facility was $33.0 million. Substantially all of the debt incurs interest at a variable interest rate and, therefore, the carrying amount approximates fair value. The fair value of the debt is classified as a Level 2 measurement because interest rates charged are similar to other financial instruments with similar terms and maturities.
The fair value of the Company’s Senior Notes is estimated using Level 2 inputs in the fair value hierarchy and is based on quoted prices for those or similar instruments. At June 30, 2014, the fair value and the carrying value of the Company’s Senior Notes approximated $430.2 million and $403.0 million, respectively. At December 31, 2013, the fair value and the carrying value of the Company’s Senior Notes approximated $419.3 million and $403.2 million, respectively.
There were no outstanding financial assets as of June 30, 2014 and December 31, 2013 that required measuring the amounts at fair value. The Company did not change its valuation techniques associated with recurring fair value measurements from prior periods and there were no transfers between levels of the fair value hierarchy during the six months ended June 30, 2014.

Forum Energy Technologies, Inc. and subsidiaries
Notes to condensed consolidated financial statements (continued)
(Unaudited)

9. Business segments
The Company’s operations are divided into the following two operating segments, which are our reportable segments: Drilling & Subsea ("D&S") and Production & Infrastructure ("P&I"). The amounts indicated below as "Corporate" relate to costs and assets not allocated to the reportable segments. Summary financial data by segment follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Revenue:
Drilling & Subsea	$279,251	$209,198	$541,020	$431,137
Production & Infrastructure	149,369	158,905	291,944	310,115
Intersegment eliminations	(341)	(216)	(747)	(366)
Total Revenue	$428,279	$367,887	$832,217	$740,886

Operating income:
Drilling & Subsea	$50,336	$32,906	$97,401	$68,062
Production & Infrastructure	26,562	22,824	50,444	44,198
Corporate	(10,696)	(6,901)	(19,437)	(14,074)
Total segment operating income	66,202	48,829	128,408	98,186
Transaction expenses	682	1,806	810	1,815
Loss (gain) on sale of assets and other	(284)	(115)	405	20
Income from operations	$65,804	$47,138	$127,193	$96,351
A summary of consolidated assets by reportable segment is as follows (in thousands):

	June 30, 2014	December 31, 2013
Assets
Drilling & Subsea	$1,693,929	$1,655,355
Production & Infrastructure	482,245	468,520
Corporate	59,170	44,994
Total assets	$2,235,344	$2,168,869

10. Earnings per share
The calculation of basic and diluted earnings per share for each period presented was as follows (dollars and shares in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net Income attributable to common stockholders	$39,522	$29,919	$76,052	$61,859

Average shares outstanding (basic)	92,649	91,032	92,391	89,790
Common stock equivalents	3,046	3,574	2,972	4,711
Diluted shares	95,695	94,606	95,363	94,501
Earnings per share
Basic earnings per share	$0.43	$0.33	$0.82	$0.69
Diluted earnings per share	$0.41	$0.32	$0.80	$0.65

Forum Energy Technologies, Inc. and subsidiaries
Notes to condensed consolidated financial statements (continued)
(Unaudited)

The diluted earnings per share calculation excludes approximately 0.4 million and 0.3 million stock options for the three months ended June 30, 2014 and 2013 respectively, and 0.5 million and 0.2 million stock options for the six months ended June 30, 2014 and 2013, respectively, because they were anti-dilutive as the option exercise price was greater than the average market price of the common stock.
11. Commitments and contingencies
In the ordinary course of business, the Company is, and in the future could be, involved in various pending or threatened legal actions, that may or may not be covered by insurance. Management has reviewed such pending judicial and legal proceedings, the reasonably anticipated costs and expenses in connection with such proceedings, and the availability and limits of insurance coverage, and has established reserves that are believed to be appropriate in light of those outcomes that are considered to be probable and can be reasonably estimated. The reserves accrued at June 30, 2014 and December 31, 2013, respectively, are immaterial. It is management's opinion that the Company's ultimate liability, if any, with respect to these actions is not expected to have a material adverse effect on the Company’s financial position, results of operations or cash flows.
12. Stockholders' equity
Share-based compensation
During the six months ended June 30, 2014, the Company granted 368,054 options and 733,777 shares of restricted stock or restricted stock units, which includes 115,610 performance share awards with a market condition. The stock options were granted on February 21, 2014 with an exercise price of $26.96. Of the restricted stock or restricted stock units granted, 576,434 vest ratably over four years on each anniversary of the grant date. 41,733 shares of restricted stock or restricted stock units were granted to the non-employee members of the Board of Directors, which have a twelve month vesting period from the date of grant. The performance share awards granted may settle for between zero and two shares of the Company's common stock. The number of shares issued pursuant to the performance share awards will be determined based on the total shareholder return of the Company's common stock as compared to a group of peer companies, measured annually over a three-year performance period.
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

Forum Energy Technologies, Inc. and subsidiaries
Notes to condensed consolidated financial statements (continued)
(Unaudited)

14. Condensed consolidating financial statements
The Senior Notes are guaranteed by our domestic subsidiaries which are 100% owned, directly or indirectly, by the Company. The guarantees are full and unconditional, joint and several and on an unsecured basis.

Condensed consolidating statements of operations and comprehensive income

	Three months ended June 30, 2014
	FET (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
			(in thousands)
Net sales	$—	$312,663	$154,761	$(39,145)	$428,279
Cost of sales	—	221,119	108,861	(39,694)	290,286
Gross profit	—	91,544	45,900	549	137,993
Operating expenses
Selling, general and administrative expenses	—	59,536	18,195	—	77,731
Other operating expense	—	512	(114)	—	398
Total operating expenses	—	60,048	18,081	—	78,129
Earnings from equity investment	—	5,940	—	—	5,940
Equity earnings from affiliate, net of tax	44,571	19,805	—	(64,376)	—
Operating income	44,571	57,241	27,819	(63,827)	65,804
Other expense (income)
Interest expense (income)	7,768	(7)	(36)	—	7,725
Interest income with affiliate	—	(1,933)	—	1,933	—
Interest expense with affiliate	—	—	1,933	(1,933)	—
Foreign exchange (gains) losses and other, net	—	676	2,453	—	3,129
Total other expense (income)	7,768	(1,264)	4,350	—	10,854
Income before income taxes	36,803	58,505	23,469	(63,827)	54,950
Provision for income tax expense	(2,719)	13,934	4,192	—	15,407
Net income	39,522	44,571	19,277	(63,827)	39,543
Less: Income attributable to noncontrolling interest	—	—	21	—	21
Net income attributable to common stockholders	39,522	44,571	19,256	(63,827)	39,522

Other comprehensive income, net of tax:
Net income	39,522	44,571	19,277	(63,827)	39,543
Change in foreign currency translation, net of tax of $0	11,690	11,690	11,690	(23,380)	11,690
Comprehensive income	51,212	56,261	30,967	(87,207)	51,233
Less: comprehensive (income) loss attributable to noncontrolling interests	—	—	(15)	—	(15)
Comprehensive income attributable to common stockholders	$51,212	$56,261	$30,952	$(87,207)	$51,218

Forum Energy Technologies, Inc. and subsidiaries
Notes to condensed consolidated financial statements (continued)
(Unaudited)

Condensed consolidating statements of operations and comprehensive income

	Three months ended June 30, 2013
	FET (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
			(in thousands)
Net sales	$—	$284,334	$109,960	$(26,407)	$367,887
Cost of sales	—	199,759	80,575	(26,930)	253,404
Gross profit	—	84,575	29,385	523	114,483
Operating expenses
Selling, general and administrative expenses	—	52,616	13,038	—	65,654
Other operating expense	—	1,665	26	—	1,691
Total operating expenses	—	54,281	13,064	—	67,345
Equity earnings from affiliates, net of tax	31,950	13,389	—	(45,339)	—
Operating income	31,950	43,683	16,321	(44,816)	47,138
Other expense (income)
Interest expense (income)	3,124	—	(13)	—	3,111
Foreign exchange (gains) losses and other, net	—	15	1,004	—	1,019
Total other expense (income)	3,124	15	991	—	4,130
Income before income taxes	28,826	43,668	15,330	(44,816)	43,008
Provision for income tax expense	(1,093)	11,718	2,443	—	13,068
Net income	29,919	31,950	12,887	(44,816)	29,940
Less: Income attributable to noncontrolling interest	—	—	21	—	21
Net income attributable to common stockholders	29,919	31,950	12,866	(44,816)	29,919

Other comprehensive income, net of tax:
Net income	29,919	31,950	12,887	(44,816)	29,940
Change in foreign currency translation, net of tax of $0	(2,154)	(2,154)	(2,154)	4,308	(2,154)
Comprehensive income	27,765	29,796	10,733	(40,508)	27,786
Less: comprehensive (income) loss attributable to noncontrolling interests	—	—	20	—	20
Comprehensive income attributable to common stockholders	$27,765	$29,796	$10,753	$(40,508)	$27,806

Forum Energy Technologies, Inc. and subsidiaries
Notes to condensed consolidated financial statements (continued)
(Unaudited)

Condensed consolidating statements of operations and comprehensive income

	Six months ended June 30, 2014
	FET (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
			(in thousands)
Net sales	$—	$610,695	$300,591	$(79,069)	$832,217
Cost of sales	—	428,088	214,846	(76,648)	566,286
Gross profit	—	182,607	85,745	(2,421)	265,931
Operating expenses
Selling, general and administrative expenses	—	113,103	35,668	—	148,771
Other operating expense	—	1,546	(331)	—	1,215
Total operating expenses	—	114,649	35,337	—	149,986
Earnings from equity investment	—	11,248	—	—	11,248
Equity earnings from affiliate, net of tax	86,139	31,640	—	(117,779)	—
Operating income	86,139	110,846	50,408	(120,200)	127,193
Other expense (income)
Interest expense (income)	15,518	16	(59)	—	15,475
Interest income with affiliate	—	(3,883)	—	3,883	—
Interest expense with affiliate	—	—	3,883	(3,883)	—
Foreign exchange (gains) losses and other, net	—	1,018	3,588	—	4,606
Total other expense (income)	15,518	(2,849)	7,412	—	20,081
Income before income taxes	70,621	113,695	42,996	(120,200)	107,112
Provision for income tax expense	(5,431)	27,556	8,938	—	31,063
Net income	76,052	86,139	34,058	(120,200)	76,049
Less: Income attributable to noncontrolling interest	—	—	(3)	—	(3)
Net income attributable to common stockholders	76,052	86,139	34,061	(120,200)	76,052

Other comprehensive income, net of tax:
Net income	76,052	86,139	34,058	(120,200)	76,049
Change in foreign currency translation, net of tax of $0	12,720	12,720	12,720	(25,440)	12,720
Change in pension liability	2	2	2	(4)	2
Comprehensive income	88,774	98,861	46,780	(145,644)	88,771
Less: comprehensive (income) loss attributable to noncontrolling interests	—	—	12	—	12
Comprehensive income attributable to common stockholders	$88,774	$98,861	$46,792	$(145,644)	$88,783

Forum Energy Technologies, Inc. and subsidiaries
Notes to condensed consolidated financial statements (continued)
(Unaudited)

Condensed consolidating statements of operations and comprehensive income

	Six months ended June 30, 2013
	FET (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
			(in thousands)
Net sales	$—	$565,009	$226,432	$(50,555)	$740,886
Cost of sales	—	395,149	166,072	(49,624)	511,597
Gross profit	—	169,860	60,360	(931)	229,289
Operating expenses
Selling, general and administrative expenses	—	104,999	26,104	—	131,103
Other operating expense	—	1,854	(19)	—	1,835
Total operating expenses	—	106,853	26,085	—	132,938
Equity earnings from affiliates, net of tax	65,998	26,383	—	(92,381)	—
Operating income	65,998	89,390	34,275	(93,312)	96,351
Other expense (income)
Interest expense	6,367	71	36	—	6,474
Foreign exchange (gains) losses and other, net	—	(523)	75	—	(448)
Total other expense (income)	6,367	(452)	111	—	6,026
Income before income taxes	59,631	89,842	34,164	(93,312)	90,325
Provision for income tax expense	(2,228)	23,844	6,831	—	28,447
Net income	61,859	65,998	27,333	(93,312)	61,878
Less: Income attributable to noncontrolling interest	—	—	19	—	19
Net income attributable to common stockholders	61,859	65,998	27,314	(93,312)	61,859

Other comprehensive income, net of tax:
Net income	61,859	65,998	27,333	(93,312)	61,878
Change in foreign currency translation, net of tax of $0	(24,903)	(24,903)	(24,903)	49,806	(24,903)
Comprehensive income	36,956	41,095	2,430	(43,506)	36,975
Less: comprehensive (income) loss attributable to noncontrolling interests	—	—	82	—	82
Comprehensive income attributable to common stockholders	$36,956	$41,095	$2,512	$(43,506)	$37,057

Forum Energy Technologies, Inc. and subsidiaries
Notes to condensed consolidated financial statements (continued)
(Unaudited)

Condensed consolidating balance sheets

	June 30, 2014
	FET (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
			(in thousands)
Assets
Current assets
Cash and cash equivalents	$—	$10,490	$22,152	$—	$32,642
Accounts receivable—trade, net	—	181,657	94,947	—	276,604
Inventories	—	326,626	138,865	(7,487)	458,004
Other current assets	77	42,875	39,750	—	82,702
Total current assets	77	561,648	295,714	(7,487)	849,952
Property and equipment, net of accumulated depreciation	—	146,245	41,835	—	188,080
Intangibles	—	209,120	86,590	—	295,710
Goodwill	—	522,898	301,502	—	824,400
Investment in unconsolidated subsidiary	—	58,121	—	—	58,121
Investment in affiliates	1,283,587	498,394	—	(1,781,981)	—
Long-term loans and advances to affiliates	577,549	97,316	—	(674,865)	—
Other long-term assets	14,385	3,789	907	—	19,081
Total assets	$1,875,598	$2,097,531	$726,548	$(2,464,333)	$2,235,344
Liabilities and equity
Current liabilities
Accounts payable—trade	$—	$91,889	$37,750	$—	$129,639
Accrued liabilities	—	54,890	27,554	—	82,444
Current portion of debt and other current liabilities	—	7,599	20,807	—	28,406
Total current liabilities	—	154,378	86,111	—	240,489
Long-term debt, net of current portion	436,005	606	39	—	436,650
Long-term loans and payables to affiliates	—	575,381	99,484	(674,865)	—
Other long-term liabilities	—	83,579	34,434	—	118,013
Total liabilities	436,005	813,944	220,068	(674,865)	795,152

Total stockholder's equity	1,439,593	1,283,587	505,881	(1,789,468)	1,439,593
Noncontrolling interest in subsidiary	—	—	599	—	599
Equity	1,439,593	1,283,587	506,480	(1,789,468)	1,440,192
Total liabilities and equity	$1,875,598	$2,097,531	$726,548	$(2,464,333)	$2,235,344

Forum Energy Technologies, Inc. and subsidiaries
Notes to condensed consolidated financial statements (continued)
(Unaudited)

Condensed consolidating balance sheets

	December 31, 2013
	FET (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
			(in thousands)
Assets
Current assets
Cash and cash equivalents	$—	$—	$39,582	$—	$39,582
Accounts receivable—trade, net	—	172,563	77,709	—	250,272
Inventories	—	310,191	135,924	(5,066)	441,049
Other current assets	63	41,495	37,007	—	78,565
Total current assets	63	524,249	290,222	(5,066)	809,468
Property and equipment, net of accumulated depreciation	—	143,180	37,112	—	180,292
Intangibles	—	220,980	74,372	—	295,352
Goodwill	—	526,083	276,235	—	802,318
Investment in unconsolidated subsidiary	—	60,292	—	—	60,292
Investment in affiliates	1,209,699	454,024	—	(1,663,723)	—
Long-term loans and advances to affiliates	623,337	97,316	—	(720,653)	—
Other long-term assets	15,658	4,168	1,321	—	21,147
Total assets	$1,848,757	$2,030,292	$679,262	$(2,389,442)	$2,168,869
Liabilities and equity
Current liabilities
Accounts payable—trade	$—	$69,467	$30,754	$—	$100,221
Accrued liabilities	7,194	43,693	45,642	—	96,529
Current portion of debt and other current liabilities	—	9,217	14,016	—	23,233
Total current liabilities	7,194	122,377	90,412	—	219,983
Long-term debt, net of current portion	511,208	824	45	—	512,077
Long-term loans and payables to affiliates	—	619,778	100,875	(720,653)	—
Other long-term liabilities	—	77,614	28,229	—	105,843
Total liabilities	518,402	820,593	219,561	(720,653)	837,903

Total stockholder's equity	1,330,355	1,209,699	459,090	(1,668,789)	1,330,355
Noncontrolling interest in subsidiary	—	—	611	—	611
Equity	1,330,355	1,209,699	459,701	(1,668,789)	1,330,966
Total liabilities and equity	$1,848,757	$2,030,292	$679,262	$(2,389,442)	$2,168,869

Forum Energy Technologies, Inc. and subsidiaries
Notes to condensed consolidated financial statements (continued)
(Unaudited)

Condensed consolidating statements of cash flows

	Six months ended June 30, 2014
	FET (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
			(in thousands)
Cash flows from (used in) operating activities	$(16,013)	$102,411	$26,685	$—	$113,083
Cash flows from investing activities
Acquisition of businesses, net of cash acquired	—	—	(37,682)	—	(37,682)
Capital expenditures for property and equipment	—	(22,267)	(6,451)	—	(28,718)
Long-term loans and advances to affiliates	85,357	—	—	(85,357)	—
Other	—	8,299	297	—	8,596
Net cash provided by (used in) investing activities	$85,357	$(13,968)	$(43,836)	$(85,357)	$(57,804)
Cash flows from financing activities
Repayment of long-term debt	(75,203)	(187)	(121)	—	(75,511)
Long-term loans and advances to affiliates	—	(82,946)	(2,411)	85,357	—
Other	5,859	5,180	—	—	11,039
Net cash provided by (used in) financing activities	$(69,344)	$(77,953)	$(2,532)	$85,357	$(64,472)
Effect of exchange rate changes on cash	—	—	2,253	—	2,253
Net increase (decrease) in cash and cash equivalents	—	10,490	(17,430)	—	(6,940)
Cash and cash equivalents
Beginning of period	—	—	39,582	—	39,582
End of period	$—	$10,490	$22,152	$—	$32,642

Forum Energy Technologies, Inc. and subsidiaries
Notes to condensed consolidated financial statements (continued)
(Unaudited)

Condensed consolidating statements of cash flows

	Six months ended June 30, 2013
	FET (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
			(in thousands)
Cash flows from (used in) operating activities	$(4,918)	$72,956	$21,417	$—	$89,455
Cash flows from investing activities
Acquisition of businesses, net of cash acquired	—	(2,611)	—	—	(2,611)
Capital expenditures for property and equipment	—	(22,738)	(7,327)	—	(30,065)
Long-term loans and advances to affiliates	(109,372)	—	—	109,372	—
Other	—	202	180	—	382
Net cash provided by (used in) investing activities	$(109,372)	$(25,147)	$(7,147)	$109,372	$(32,294)
Cash flows from financing activities
Borrowings under Credit Facility	177,324	599	—	—	177,923
Repayment of long-term debt	(65,804)	(2,312)	33	—	(68,083)
Payment of contingent consideration	—	(11,435)	—	—	(11,435)
Long-term loans and advances to affiliates	—	105,974	3,398	(109,372)	—
Other	2,770	2,791	—	—	5,561
Net cash provided by (used in) financing activities	$114,290	$95,617	$3,431	$(109,372)	$103,966
Effect of exchange rate changes on cash	—	—	(2,710)	—	(2,710)
Net increase (decrease) in cash and cash equivalents	—	143,426	14,991	—	158,417
Cash and cash equivalents
Beginning of period	—	8,092	32,971	—	41,063
End of period	$—	$151,518	$47,962	$—	$199,480

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

The table below shows average crude oil and natural gas prices for West Texas Intermediate crude oil (WTI), United Kingdom Brent crude oil (Brent), and Henry Hub natural gas:

	Three months ended
	June 30,	March 31,	June 30,
	2014	2014	2013
Average global oil, $/bbl
West Texas Intermediate	$103.06	$98.65	$94.14
United Kingdom Brent	$109.06	$107.19	$103.43

Average North American Natural Gas, $/Mcf
Henry Hub	$4.59	$5.15	$4.02
Current and forecasted oil and natural gas prices appear adequate to maintain the current level of exploration and production activity, including the continued development of offshore projects, which stimulates demand for our subsea products. The capital expenditure plans of exploration and production companies have been reported to have increased, especially in North America, from earlier levels for 2014 and are anticipated to rise again in 2015. These increases, if realized, should lead to greater activity and an increase in demand for our products.
In addition to the commodity price levels, the average active rig count data below, based on the weekly Baker Hughes Incorporated rig count, reflect a broad measure of industry activity and resultant demand for our drilling and production related products and services.

	Three months ended
	June 30,	March 31,	June 30,
	2014	2014	2013
Active Rigs by Location
United States	1,852	1,779	1,761
Canada	199	525	152
International	1,348	1,337	1,306
Global Active Rigs	3,399	3,641	3,219

Land vs. Offshore Rigs
Land	3,016	3,267	2,834
Offshore	383	374	385
Global Active Rigs	3,399	3,641	3,219

U.S. Commodity Target
Oil/Gas	1,529	1,429	1,396
Gas	319	347	359
Unclassified	4	3	6
Total U.S. Rigs	1,852	1,779	1,761

U.S. Well Path
Horizontal	1,242	1,183	1,098
Vertical	395	387	450
Directional	215	209	213
Total U.S. Active Rigs	1,852	1,779	1,761
Generally, our sales are impacted by changes in rig activity and wells completed. The average U.S. rig count increased 4% from the first quarter of 2014 and 5% from the second quarter of 2013. The international rig count remained stable, while the Canadian rig count experienced its seasonally low quarter resulting from spring breakup, but was up over 30% from the second quarter of 2013. In addition, due to greater application of improved drilling and completion technologies, the current rig fleet is becoming more efficient allowing more wells to be drilled per rig. The trends in the capabilities of the rig fleet are reflected in the table above through the increases in horizontal and directional drilling rigs as a portion of the total rig count. If this trend continues, well completions could grow at a faster pace than the drilling rig count in the future. Higher drilling and completions activities should result in increased demand for our products.
Results of operations
We made two acquisitions and an investment in a joint venture in the third quarter 2013 and one acquisition in the second quarter 2014. For additional information about these acquisitions, see Note 3 to the condensed consolidated financial statements in Item 1 of Part I of this quarterly report. For this reason, our results of operations for the 2014 periods presented may not be comparable to historical results of operations for the 2013 periods.
Three months ended June 30, 2014 compared with three months ended June 30, 2013

	Three Months Ended June 30,		Favorable / (Unfavorable)
	2014	2013	$	%
(in thousands of dollars, except per share information)
Revenue:
Drilling & Subsea	$279,251	$209,198	$70,053	33.5%
Production & Infrastructure	149,369	158,905	(9,536)	(6.0)%
Eliminations	(341)	(216)	(125)	*
Total revenue	$428,279	$367,887	$60,392	16.4%
Operating income:
Drilling & Subsea	$50,336	$32,906	$17,430	53.0%
Operating income margin %	18.0%	15.7%
Production & Infrastructure	26,562	22,824	3,738	16.4%
Operating income margin %	17.8%	14.4%
Corporate	(10,696)	(6,901)	(3,795)	(55.0)%
Total segment operating income	$66,202	$48,829	$17,373	35.6%
Operating income margin %	15.5%	13.3%
Transaction expenses	682	1,806	1,124	*
Loss (gain) on sale of assets and other	(284)	(115)	169	*
Income from operations	65,804	47,138	18,666	39.6%
Interest expense, net	7,725	3,111	(4,614)	(148.3)%
Foreign exchange (gains) losses and other, net	3,129	1,019	(2,110)	*
Other (income) expense, net	10,854	4,130	(6,724)	*
Income before income taxes	54,950	43,008	11,942	27.8%
Income tax expense	15,407	13,068	(2,339)	(17.9)%
Net income	39,543	29,940	9,603	32.1%
Less: Income attributable to non-controlling interest	21	21	—	*
Income attributable to common stockholders	$39,522	$29,919	$9,603	32.1%

Weighted average shares outstanding
Basic	92,649	91,032
Diluted	95,695	94,606
Earnings per share
Basic	$0.43	$0.33
Diluted	$0.41	$0.32
* not meaningful

Revenue
Our revenue for the three months ended June 30, 2014 increased $60.4 million, or 16.4%, to $428.3 million compared to the three months ended June 30, 2013. For the three months ended June 30, 2014, our Drilling & Subsea segment and our Production & Infrastructure segment comprised 65.2% and 34.8% of our total revenue, respectively, which compared to 56.9% and 43.1% of total revenue, respectively, for the three months ended June 30, 2013. The changes in revenue by operating segment consisted of the following:
Drilling & Subsea segment — Revenue increased $70.1 million, or 33.5%, to $279.3 million during the three months ended June 30, 2014 compared to the three months ended June 30, 2013 attributable to acquisitions and higher market activity in all three product lines.
Production & Infrastructure segment — Revenue decreased $9.5 million, or 6.0%, to $149.4 million during the three months ended June 30, 2014 compared to the three months ended June 30, 2013 primarily due to lower sales of production equipment and valve products, partially offset by increased revenue from our flow equipment products.
Segment operating income and segment operating margin percentage
Segment operating income for the three months ended June 30, 2014, increased $17.4 million, or 35.6%, to $66.2 million compared to the three months ended June 30, 2013. The segment operating margin percentage is calculated by dividing segment operating income by revenue for the period. For the three months ended June 30, 2014, the segment operating margin percentage of 15.5% represents an increase of 220 basis points from the 13.3% operating margin percentage for three months ended June 30, 2013. The change in operating margin percentage for each segment is explained as follows:
Drilling & Subsea segment — The operating margin percentage increased 230 basis points to 18.0% for the three months ended June 30, 2014, from 15.7% for the three months ended June 30, 2013. The improvement in operating margin percentage is primarily attributable to higher volumes in drilling products and the continuing benefits from the cost saving measures implemented in the third quarter 2013.
Production & Infrastructure segment — The operating margin percentage improved 340 basis points to 17.8% for the three months ended June 30, 2014, from 14.4% for the three months ended June 30, 2013. The improvement in operating margin percentage was primarily attributable to the investment in Global Tubing, LLC joint venture interest and higher margins on improved activity levels for flow equipment, partially offset by the lower operating margin percentage in production equipment on reduced activity levels.
Corporate — Selling, general and administrative expenses for Corporate increased by $3.8 million, or 55.0%, for the three months ended June 30, 2014 compared to the three months ended June 30, 2013, due to higher personnel costs and higher professional fees. Corporate costs include, among other items, payroll related costs for general management and management of finance and administration, legal, human resources and information technology; professional fees for legal, accounting and related services; and marketing costs.
Other items not included in segment operating income
Several items are not included in segment operating income, but are included in total operating income. These items include: transaction expenses and gains/losses from the sale of assets. Transaction expenses relate to legal and other advisory costs incurred in acquiring businesses and are not considered to be part of segment operating income. These costs were $0.7 million and $1.8 million for the three months ended June 30, 2014 and 2013, respectively.
Other income and expense
Other income and expense includes interest expense and foreign exchange gains and losses. We incurred $7.7 million of interest expense during the three months ended June 30, 2014, an increase of $4.6 million from the three months ended June 30, 2013. The increase in interest expense was attributable to additional debt incurred on acquisitions and the higher interest rate on our Senior Notes issued in the fourth quarter 2013 compared to the variable interest rate under our Credit Facility.

Taxes
Tax expense includes current income taxes expected to be due based on taxable income to be reported during the periods in the various jurisdictions in which we conduct business, and deferred income taxes based on changes in the tax effect of temporary differences between the bases of assets and liabilities for financial reporting and tax purposes at the beginning and end of the respective periods. The effective tax rate, calculated by dividing total tax expense by income before income taxes, was 28.0% for the three months ended June 30, 2014 and 30.4% for the three months ended June 30, 2013. The tax provision for the three months ended June 30, 2014 is lower than the comparable period in 2013 primarily due to benefits received from certain tax incentives.

Six months ended June 30, 2014 compared with six months ended June 30, 2013

	Six months ended June 30,		Favorable / (Unfavorable)
	2014	2013	$	%
(in thousands of dollars, except per share information)
Revenue:
Drilling & Subsea	$541,020	$431,137	$109,883	25.5%
Production & Infrastructure	291,944	310,115	(18,171)	(5.9)%
Eliminations	(747)	(366)	(381)	104.1%
Total revenue	$832,217	$740,886	$91,331	12.3%
Operating income:
Drilling & Subsea	$97,401	$68,062	$29,339	43.1%
Operating income margin %	18.0%	15.8%
Production & Infrastructure	50,444	44,198	6,246	14.1%
Operating income margin %	17.3%	14.3%
Corporate	(19,437)	(14,074)	(5,363)	(38.1)%
Total segment operating income	$128,408	$98,186	$30,222	30.8%
Operating income margin %	15.4%	13.3%
Transaction expenses	810	1,815	1,005	55.4%
Loss (gain) on sale of assets and other	405	20	(385)	*
Income from operations	127,193	96,351	30,842	32.0%
Interest expense, net	15,475	6,474	(9,001)	(139.0)%
Foreign exchange (gains) losses and other, net	4,606	(448)	(5,054)	*
Other (income) expense, net	20,081	6,026	(14,055)	*
Income before income taxes	107,112	90,325	16,787	18.6%
Income tax expense	31,063	28,447	(2,616)	(9.2)%
Net income	76,049	61,878	14,171	22.9%
Less: Income attributable to non-controlling interest	(3)	19	(22)	*
Income attributable to common stockholders	$76,052	$61,859	$14,193	22.9%

Weighted average shares outstanding
Basic	92,391	89,790
Diluted	95,363	94,501
Earnings per share
Basic	$0.82	$0.69
Diluted	$0.80	$0.65
* not meaningful

Revenue
Our revenue for the six months ended June 30, 2014 increased $91.3 million, or 12.3%, to $832.2 million compared to the six months ended June 30, 2013. For the six months ended June 30, 2014, our Drilling & Subsea segment and our Production & Infrastructure segment comprised 65.0% and 35.0% of our total revenue, respectively, which compared to 58.2% and 41.8% of total revenue, respectively, for the six months ended June 30, 2013. The changes in revenue by operating segment consisted of the following:
Drilling & Subsea segment — Revenue increased $109.9 million, or 25.5%, to $541.0 million during the six months ended June 30, 2014 compared to the six months ended June 30, 2013 primarily attributable to acquisitions and to higher sales of drilling products and downhole products.
Production & Infrastructure segment — Revenue decreased $18.2 million, or 5.9%, to $291.9 million during the six months ended June 30, 2014 compared to the six months ended June 30, 2013 due to a decrease in shipments of product equipment products and slower project activity for valve products offset by a recovery in the market for flow equipment products.
Segment operating income and segment operating margin percentage
Segment operating income for the six months ended June 30, 2014, increased $30.2 million, or 30.8%, to $128.4 million compared to the six months ended June 30, 2013. The segment operating margin percentage is calculated by dividing segment operating income by revenue for the period. For the six months ended June 30, 2014, the segment operating margin percentage of 15.4% represents an increase of 210 basis points from the 13.3% operating margin percentage for six months ended June 30, 2013. The change in operating margin percentage for each segment is explained as follows:
Drilling & Subsea segment — The operating margin percentage increased 220 basis points to 18.0% for the six months ended June 30, 2014, from 15.8% for the six months ended June 30, 2013. The improvement in operating margin percentage is due to higher volumes in drilling products and continuing benefits from the cost saving measures implemented in the third quarter 2013, slightly offset by lower gross margin in downhole products from higher international orders at lower margins.
Production & Infrastructure segment — Operating margin percentage improved 300 basis points to 17.3% for the six months ended June 30, 2014, from 14.3% for the six months ended June 30, 2013. The improvement in operating margin percentage was due to the investment in the Global Tubing, LLC joint venture interest and higher margins on improved activity levels for flow equipment products, partially offset by the lower operating margin percentage in production equipment on reduced activity levels.
Corporate — Selling, general and administrative expenses for Corporate increased by $5.4 million, or 38.1%, for the six months ended June 30, 2014 compared to the six months ended June 30, 2013, due to higher personnel costs and higher professional fees.
Other items not included in segment operating income
Several items are not included in segment operating income, but are included in total operating income. These items include: transaction expenses and gains/losses from the sale of assets. Transaction expenses relate to legal and other advisory costs incurred in acquiring businesses and are not considered to be part of segment operating income. These costs were $0.8 million for the six months ended June 30, 2014 and $1.8 million for the six months ended June 30, 2013, primarily attributable to three acquisitions closed effective July 2, 2013. In the six months ended June 30, 2014, we incurred a loss of $0.4 million in sales of assets, primarily due to a loss of $0.8 million on the sale of our subsea pipe joint protective coatings business.
Other income and expense
Other income and expense includes interest expense and foreign exchange gains and losses. We incurred $15.5 million of interest expense during the six months ended June 30, 2014, an increase of $9.0 million from the six months ended June 30, 2013. The increase in interest expense was attributable to the higher interest rate on our Senior Notes issued in the fourth quarter 2013 compared to the variable interest rate under our Credit Facility.

Taxes
Tax expense includes current income taxes expected to be due based on taxable income to be reported during the periods in the various jurisdictions in which we conduct business, and deferred income taxes based on changes in the tax effect of temporary differences between the bases of assets and liabilities for financial reporting and tax purposes at the beginning and end of the respective periods. The effective tax rate, calculated by dividing total tax expense by income before income taxes, was 29.0% for the six months ended June 30, 2014 and 31.5% for the six months ended June 30, 2013. The tax provision is lower than the comparable period in 2013 primarily due to a higher proportion of our earnings being generated outside the United States in jurisdictions subject to lower tax rates and benefits received from certain tax incentives. The effective tax rate can vary from period to period depending on our relative mix of U.S. and non-U.S. earnings.
Liquidity and capital resources
Sources and uses of liquidity
At June 30, 2014, we had cash and cash equivalents of $32.6 million and total debt of $437.6 million. We believe that cash on hand, cash generated from operations and amounts available under the Credit Facility will be sufficient to fund operations, working capital needs, capital expenditure requirements and financing obligations for the foreseeable future.
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
Although we do not budget for acquisitions, pursuing growth through acquisitions is a significant part of our business strategy. We expanded and diversified our product portfolio with the acquisition of one business in the second quarter 2014 for total consideration of $38.3 million, and two businesses and an investment in a joint venture in 2013 for total consideration (net of cash acquired) of $230.0 million. We used cash on hand and borrowings under the Credit Facility to finance these acquisitions. We continue to actively review acquisition opportunities on an ongoing basis. Our ability to make significant additional acquisitions for cash may require us to obtain additional equity or debt financing, which we may not be able to obtain on terms acceptable to us or at all.
Our cash flows for the six months ended June 30, 2014 and 2013 are presented below (in millions):

	Six Months Ended June 30,
	2014	2013
Net cash provided by operating activities	$113.1	$89.5
Net cash used in investing activities	(57.8)	(32.3)
Net cash provided by (used in) financing activities	(64.5)	104.0
Net increase (decrease) in cash and cash equivalents	$(6.9)	$158.4
Cash flows provided by operating activities
Net cash provided by operating activities was $113.1 million and $89.5 million for the six months ended June 30, 2014 and 2013, respectively. Cash provided by operations increased primarily as a result of higher earnings and lower incremental investments in working capital as compared to the prior year.
Cash flows used in investing activities
Net cash used in investing activities was $57.8 million and $32.3 million for the six months ended June 30, 2014 and 2013, respectively, a $25.5 million increase. The increase was primarily due to the cash used for an acquisition.

Cash flows provided by (used in) financing activities
Net cash used in financing activities was $64.5 million for the six months ended June 30, 2014, compared to cash provided by financing activities of $104.0 million for the six months ended June 30, 2013. The cash used in financing activities for the six months ended June 30, 2014 was primarily due to a pay down of long-term debt during the period. The cash provided by financing activities for the six months ended June 30, 2013 consisted primarily for net borrowings of long-term debt in anticipation of acquisitions occurring early in third quarter 2013.
Senior Notes Due 2021
The Senior Notes bear interest at a rate of 6.250% per annum, payable on April 1 and October 1 of each year, and mature on October 1, 2021. The Senior Notes are senior unsecured obligations, are guaranteed on a senior unsecured basis by our subsidiaries that guarantee the Credit Facility and rank junior to, among other indebtedness, the Credit Facility to the extent of the value of the collateral securing the Credit Facility.
Credit Facility
We have a Credit Facility with Wells Fargo Bank, National Association, as administrative agent, and several financial institutions as lenders, which provides for a $600.0 million revolving credit line, with up to $75.0 million available for letters of credit and up to $25.0 million in swingline loans. Subject to terms of the Credit Facility, we have the ability to increase the revolving Credit Facility by an additional $300.0 million. Our revolving Credit Facility matures in November 2018. Weighted average interest rates under the Credit Facility at June 30, 2014 and December 31, 2013 were 2.16% and 2.17%, respectively.
Future borrowings under the Credit Facility will be available for working capital and other general corporate purposes, including permitted acquisitions. It is anticipated that the Credit Facility will be available to be drawn on and repaid during the term thereof as long as we are in compliance with the terms of the credit agreement, including certain financial covenants. As of June 30, 2014, we had $33.0 million of borrowings outstanding under our Credit Facility and $14.3 million of outstanding letters of credit and the capacity to borrow an additional $552.7 million under our Credit Facility.
There have been no changes to the Credit Facility financial covenants disclosed in Item 7 of our 2013 Annual Report on Form 10-K and we were in compliance with all financial covenants at June 30, 2014 and December 31, 2013.
Off-balance sheet arrangements
As of June 30, 2014, we had no off-balance sheet instruments or financial arrangements, other than operating leases entered into in the ordinary course of business.
Contractual obligations
Except for net repayments under the Credit Facility, as of June 30, 2014, there have been no material changes in our contractual obligations and commitments disclosed in the Annual Report.
Critical accounting policies and estimates
There have been no material changes in our critical accounting policies and procedures during the six months ended June 30, 2014. For a detailed discussion of our critical accounting policies and estimates, refer to our 2013 Annual Report on Form 10-K.
Recent accounting pronouncements
In May 2014, the FASB issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers (Topic 606). The new standard is effective for reporting periods beginning after December 15, 2016 and early adoption is not permitted. The comprehensive new standard will supersede existing revenue recognition guidance and require revenue to be recognized when promised goods or services are transferred to customers in amounts that reflect the consideration to which the company expects to be entitled in exchange for those goods or services. Adoption of the new rules could affect the timing of revenue recognition for certain transactions. The guidance permits two implementation approaches, one requiring retrospective application of the new standard with restatement of prior years and one requiring prospective application of the new standard with disclosure of results under old standards. We are currently evaluating the impacts of adoption and the implementation approach to be used.

In April 2014, the FASB issued ASU 2014-08 — Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. The ASU raises the threshold for a disposal to qualify as a discontinued operation and requires new disclosures of both discontinued operations and certain other disposals that do not meet the definition of a discontinued operation. The guidance is effective for us for the fiscal year beginning January 1, 2015, and is not expected to have a material impact on our consolidated financial statements.

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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our management, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b) as of June 30, 2014. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2014 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
Refer to Note 11, Commitments and Contingencies, in Part I, Item 1, Financial Statements, for a discussion of our legal proceedings, which is incorporated into this Item 1 of Part II by reference.
Item 1A. Risk Factors
For additional information about our risk factors, see "Risk Factors" in Item 1A of our Annual Report.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Shares of common stock purchased and placed in treasury during the three months ended June 30, 2014 were as follows:

Period	Total number of shares purchased (a)	Average price paid per share	Total number of shares purchased as part of publicly announced plan or programs	Maximum number of shares that may yet be purchased under the plan or program (b)
April 1, 2014 - April 30, 2014	22,403	$29.53	—	—
May 1, 2014 - May 31, 2014	—	$—	—	—
June 1, 2014 - June 30, 2014	—	$—	—	—
Total	22,403	$29.53	—
(a) All of the 22,403 shares purchased during the three months ended June 30, 2014 were acquired from employees in connection with the settlement of income tax and related benefit withholding obligations arising from the vesting of restricted stock grants. None of these shares were part of a publicly announced program to purchase common shares.
(b) Forum does not have any publicly announced equity securities repurchase plans or programs.

Item 6. Exhibits

Exhibit
Number		DESCRIPTION

31.1*	—	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	—	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	—	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	—	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	—	XBRL Instance Document.

101.SCH*	—	XBRL Taxonomy Extension Schema Document.

101.CAL*	—	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB*	—	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	—	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF*	—	XBRL Taxonomy Extension Definition Linkbase Document.

* Filed herewith.

** Furnished herewith.

SIGNATURES
As required by Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has authorized this report to be signed on its behalf by the undersigned authorized individuals.

FORUM ENERGY TECHNOLOGIES, INC.
Date:	August 1, 2014	By:	/s/ James W. Harris
James W. Harris
Senior Vice President and Chief Financial Officer
(As Duly Authorized Officer and Principal Financial Officer)

		By:	/s/ Tylar K. Schmitt
Tylar K. Schmitt
Vice President and Corporate Controller
(As Duly Authorized Officer and Principal Accounting Officer)