Form 10-Q
period 2014-09-30
FORUM ENERGY TECHNOLOGIES, INC.
filed 2014-10-31
CIK 1401257

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________________
FORM 10-Q
___________________________________

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of October 24, 2014, there were 94,148,831 common shares outstanding.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements
Forum Energy Technologies, Inc. and subsidiaries
Condensed consolidated statements of operations and comprehensive income
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share information)	2014	2013	2014	2013
Net sales	$468,822	$390,192	$1,301,039	$1,131,078
Cost of sales	316,784	265,021	883,070	776,618
Gross profit	152,038	125,171	417,969	354,460
Operating expenses
Selling, general and administrative expenses	81,316	71,594	230,087	202,697
Transaction expenses	1,516	376	2,326	2,191
Loss (gain) on sale of assets and other	(85)	209	320	229
Total operating expenses	82,747	72,179	232,733	205,117
Earnings from equity investment	6,749	2,946	17,997	2,946
Operating income	76,040	55,938	203,233	152,289
Other expense (income)
Interest expense	7,699	4,373	23,174	10,847
Foreign exchange (gains) losses and other, net	(5,222)	2,311	(616)	1,863
Deferred loan costs written off	—	2,149	—	2,149
Total other expense	2,477	8,833	22,558	14,859
Income before income taxes	73,563	47,105	180,675	137,430
Provision for income tax expense	21,332	13,924	52,395	42,371
Net income	52,231	33,181	128,280	95,059
Less: Income attributable to noncontrolling interest	5	40	2	59
Net income attributable to common stockholders	52,226	33,141	128,278	95,000

Weighted average shares outstanding
Basic	93,331	91,443	92,728	90,347
Diluted	96,198	94,734	95,631	94,527
Earnings per share
Basic	$0.56	$0.36	$1.38	$1.05
Diluted	$0.54	$0.35	$1.34	$1.01

Other comprehensive income, net of tax:
Net income	52,231	33,181	128,280	95,059
Change in foreign currency translation, net of tax of $0	(34,474)	24,114	(21,754)	(789)
Gain on pension liability	—	—	2	—
Comprehensive income	17,757	57,295	106,528	94,270
Less: comprehensive loss (income) attributable to noncontrolling interests	(32)	(32)	(20)	50
Comprehensive income attributable to common stockholders	$17,725	$57,263	$106,508	$94,320
The accompanying notes are an integral part of these condensed consolidated financial statements.

Forum Energy Technologies, Inc. and subsidiaries
Condensed consolidated balance sheets
(Unaudited)

(in thousands, except share information)	September 30, 2014	December 31, 2013
Assets
Current assets
Cash and cash equivalents	$74,084	$39,582
Accounts receivable—trade, net	313,855	250,272
Inventories	454,470	441,049
Prepaid expenses and other current assets	38,309	29,707
Costs and estimated profits in excess of billings	28,230	24,012
Deferred income taxes, net	28,834	24,846
Total current assets	937,782	809,468
Property and equipment, net of accumulated depreciation	188,991	180,292
Deferred financing costs, net	13,746	15,658
Intangibles	281,850	295,352
Goodwill	808,762	802,318
Investment in unconsolidated subsidiary	57,199	60,292
Other long-term assets	5,797	5,489
Total assets	$2,294,127	$2,168,869
Liabilities and equity
Current liabilities
Current portion of long-term debt	$898	$998
Accounts payable—trade	134,078	100,221
Accrued liabilities	123,402	96,529
Deferred revenue	14,816	15,837
Billings in excess of costs and profits recognized	19,043	6,398
Total current liabilities	292,237	219,983
Long-term debt, net of current portion	420,417	512,077
Deferred income taxes, net	100,282	97,774
Other long-term liabilities	13,135	8,069
Total liabilities	826,071	837,903
Commitments and contingencies
Equity
Common stock, $0.01 par value, 296,000,000 shares authorized, 94,250,854 and 92,803,389 shares issued	942	928
Additional paid-in capital	858,663	826,064
Treasury stock at cost, 3,627,259 and 3,585,098 shares	(31,578)	(30,249)
Warrants	26	687
Retained earnings	653,418	525,140
Accumulated other comprehensive income	(13,984)	7,785
Total stockholders’ equity	1,467,487	1,330,355
Noncontrolling interest in subsidiary	569	611
Total equity	1,468,056	1,330,966
Total liabilities and equity	$2,294,127	$2,168,869
The accompanying notes are an integral part of these condensed consolidated financial statements.

Forum Energy Technologies, Inc. and subsidiaries
Condensed consolidated statements of cash flows
(Unaudited)

	Nine Months Ended September 30,
(in thousands, except share information)	2014	2013
Cash flows from operating activities
Net income	$128,280	$95,059
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation expense	28,274	26,498
Amortization of intangible assets	20,608	17,478
Share-based compensation expense	14,334	15,442
Deferred income taxes	(4,477)	11,474
Deferred loan costs written off	—	2,149
Earnings from equity investment, net of distributions	3,092	(2,946)
Other	3,644	582
Changes in operating assets and liabilities
Accounts receivable—trade	(67,793)	441
Inventories	(14,520)	35,264
Prepaid expenses and other current assets	(6,872)	(12,175)
Accounts payable, deferred revenue and other accrued liabilities	66,744	(9,012)
Costs and estimated profits in excess of billings, net	8,439	(16,127)
Net cash provided by operating activities	$179,753	$164,127
Cash flows from investing activities
Acquisition of businesses, net of cash acquired	(38,289)	(181,717)
Investment in unconsolidated subsidiary	—	(112,241)
Distribution from unconsolidated subsidiary	—	64,228
Capital expenditures for property and equipment	(39,932)	(44,717)
Proceeds from sale of business, property and equipment	8,735	739
Net cash used in investing activities	$(69,486)	$(273,708)
Cash flows from financing activities
Borrowings under Credit Facility	—	345,520
Repayment of long-term debt	(91,760)	(235,346)
Payment of contingent consideration	—	(11,435)
Excess tax benefits from stock based compensation	7,291	4,225
Repurchases of stock	(1,328)	(850)
Proceeds from stock issuance	10,332	4,768
Deferred financing costs	(6)	(7,600)
Net cash provided by (used in) financing activities	$(75,471)	$99,282
Effect of exchange rate changes on cash	(294)	(2,563)
Net increase (decrease) in cash and cash equivalents	34,502	(12,862)
Cash and cash equivalents
Beginning of period	39,582	41,063
End of period	$74,084	$28,201
Noncash investing and financing activities
Accrued purchases of property and equipment	$1,443	$—
Payment of contingent consideration via stock	—	4,075
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
In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for the fair statement of the Company's financial position, results of operations and cash flows have been included. Operating results for the nine months ended September 30, 2014 are not necessarily indicative of the results that may be expected for the year ended December 31, 2014 or any other interim period.
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
In August 2014, the FASB issued Accounting Standards Update ("ASU") No. 2014-15, Presentation of Financial Statements - Going Concern. The new standard requires management to evaluate whether there are conditions and events that raise substantial doubt about an entity's ability to continue as a going concern for both annual and interim reporting periods. The guidance is effective for the Company for the fiscal year beginning January 1, 2016 and interim periods thereafter. The guidance is not expected to have a material impact on the consolidated financial statements.
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). The new standard is effective for reporting periods beginning after December 15, 2016 and early adoption is not permitted. The comprehensive new standard will supersede existing revenue recognition guidance and require revenue to be recognized when promised goods or services are transferred to customers in amounts that reflect the consideration to which the company expects to be entitled in exchange for those goods or services. Adoption of the new rules could affect the timing of revenue recognition for certain transactions. The guidance permits two implementation approaches, one requiring retrospective application of the new standard with restatement of prior years and one requiring prospective application of the new standard with disclosure of results under old standards. The new standard will be effective January 1, 2017 and the Company is currently evaluating the impacts of adoption and the implementation approach to be used.
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

2014 Acquisition
Current assets, net of cash acquired	$7,595
Property and equipment	3,837
Intangible assets (primarily customer relationships)	11,527
Non-tax-deductible goodwill	19,942
Current liabilities	(1,615)
Deferred tax liabilities	(2,997)
Net assets acquired	$38,289
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
4. Inventories
The Company's significant components of inventory at September 30, 2014 and December 31, 2013 were as follows (in thousands):

	September 30, 2014	December 31, 2013
Raw materials and parts	$150,270	$139,573
Work in process	44,244	51,819
Finished goods	291,863	276,076
Gross inventories	486,377	467,468
Inventory reserve	(31,907)	(26,419)
Inventories	$454,470	$441,049
5. Goodwill and intangible assets
Goodwill
The changes in the carrying amount of goodwill from January 1, 2014 to September 30, 2014, were as follows (in thousands):

	Drilling & Subsea	Production & Infrastructure	Total
Goodwill Balance at January 1, 2014 net	$723,355	$78,963	$802,318
Acquisitions and divestitures	16,287	—	16,287
Impact of non-U.S. local currency translation	(9,634)	(209)	(9,843)
Goodwill Balance at September 30, 2014 net	$730,008	$78,754	$808,762

Forum Energy Technologies, Inc. and subsidiaries
Notes to condensed consolidated financial statements (continued)
(Unaudited)

Intangible assets
Intangible assets consisted of the following as of September 30, 2014 and December 31, 2013, respectively (in thousands):

	September 30, 2014
	Gross carrying amount	Accumulated amortization	Net amortizable intangibles	Amortization period (in years)
Customer relationships	$288,718	$(82,100)	$206,618	4-15
Patents and technology	31,680	(7,546)	24,134	5-17
Non-compete agreements	7,216	(5,618)	1,598	3-6
Trade names	48,854	(14,514)	34,340	10-15
Distributor relationships	22,160	(12,230)	9,930	8-15
Trademark	5,230	—	5,230	Indefinite
Intangible Assets Total	$403,858	$(122,008)	$281,850

	December 31, 2013
	Gross carrying amount	Accumulated amortization	Net amortizable intangibles	Amortization period (in years)
Customer relationships	$283,171	$(67,435)	$215,736	4-15
Patents and technology	33,843	(6,510)	27,333	5-17
Non-compete agreements	6,577	(5,108)	1,469	3-6
Trade names	46,654	(11,948)	34,706	10-15
Distributor relationships	22,160	(11,282)	10,878	8-15
Trademark	5,230	—	5,230	Indefinite
Intangible Assets Total	$397,635	$(102,283)	$295,352
6. Debt
Notes payable and lines of credit as of September 30, 2014 and December 31, 2013 consisted of the following (in thousands):

	September 30, 2014	December 31, 2013
6.25% Senior Notes due October 2021	$402,903	$403,208
Senior secured revolving credit facility	17,004	108,000
Other debt	1,408	1,867
Total debt	421,315	513,075
Less: current maturities	(898)	(998)
Long-term debt	$420,417	$512,077
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
In connection with the initial issuance and sale of the Senior Notes, the Company and the subsidiary guarantors entered into a Registration Rights Agreement. Pursuant to the Registration Rights Agreement, the Company and the subsidiary guarantors agreed for the benefit of the holders of the Senior Notes to use commercially reasonable efforts to register with the SEC and exchange offer for senior notes due 2021 having identical terms as the Senior Notes. In satisfaction

Forum Energy Technologies, Inc. and subsidiaries
Notes to condensed consolidated financial statements (continued)
(Unaudited)

of its obligations under the Registration Rights Agreement, the Company completed the exchange offer on September 15, 2014.
Credit Facility
The Company has a Credit Facility with several financial institutions as lenders that provides for a $600.0 million revolving credit facility with up to $75.0 million available for letters of credit and up to $25.0 million in swingline loans. Subject to terms of the Credit Facility, the Company has the ability to increase the revolving Credit Facility by an additional $300.0 million. The Credit Facility matures in November 2018. Weighted average interest rates under the Credit Facility at September 30, 2014 and December 31, 2013 were 1.91% and 2.17%, respectively.
Availability under the Credit Facility was approximately $572.0 million at September 30, 2014. There have been no changes to the financial covenants disclosed in Item 7 of the Annual Report and the Company was in compliance with all financial covenants at September 30, 2014.
7. Income taxes
The Company's effective tax rate was 29.0% for the nine months ended September 30, 2014 and 30.8% for the nine months ended September 30, 2013. The tax provision is lower than the comparable period in 2013 primarily due to benefits received from certain domestic tax incentives and a higher proportion of our earnings being generated outside the United States in jurisdictions subject to lower tax rates. The effective tax rate can vary from period to period depending on the Company's relative mix of U.S. and non-U.S. earnings. The effective tax rate was 29.0% for the three months ended September 30, 2014 and 29.6% for the three months ended September 30, 2013. The tax provision for the three months ended September 30, 2014 is lower than the comparable period in 2013 primarily due to benefits received from certain domestic tax incentives and a higher proportion of our earnings being generated outside the United States in jurisdictions subject to lower tax rates.
8. Fair value measurements
At September 30, 2014, the carrying value of the Credit Facility was $17.0 million. Substantially all of the debt incurs interest at a variable interest rate and, therefore, the carrying amount approximates fair value. The fair value of the debt is classified as a Level 2 measurement because interest rates charged are similar to other financial instruments with similar terms and maturities.
The fair value of the Company’s Senior Notes is estimated using Level 2 inputs in the fair value hierarchy and is based on quoted prices for those or similar instruments. At September 30, 2014, the fair value and the carrying value of the Company’s Senior Notes approximated $415.8 million and $402.9 million, respectively. At December 31, 2013, the fair value and the carrying value of the Company’s Senior Notes approximated $419.3 million and $403.2 million, respectively.
There were no outstanding financial assets as of September 30, 2014 and December 31, 2013 that required measuring the amounts at fair value. The Company did not change its valuation techniques associated with recurring fair value measurements from prior periods and there were no transfers between levels of the fair value hierarchy during the nine months ended September 30, 2014.

Forum Energy Technologies, Inc. and subsidiaries
Notes to condensed consolidated financial statements (continued)
(Unaudited)

9. Business segments
The Company’s operations are divided into the following two operating segments, which are our reportable segments: Drilling & Subsea ("D&S") and Production & Infrastructure ("P&I"). The amounts indicated below as "Corporate" relate to costs and assets not allocated to the reportable segments. Summary financial data by segment follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Revenue:
Drilling & Subsea	$307,454	$248,344	$848,474	$679,482
Production & Infrastructure	161,696	142,731	453,640	452,845
Intersegment eliminations	(328)	(883)	(1,075)	(1,249)
Total Revenue	$468,822	$390,192	$1,301,039	$1,131,078

Operating income:
Drilling & Subsea	$57,929	$42,568	$155,330	$110,630
Production & Infrastructure	29,816	21,402	80,260	65,600
Corporate	(10,274)	(7,447)	(29,711)	(21,521)
Total segment operating income	77,471	56,523	205,879	154,709
Transaction expenses	1,516	376	2,326	2,191
Loss (gain) on sale of assets and other	(85)	209	320	229
Income from operations	$76,040	$55,938	$203,233	$152,289
A summary of consolidated assets by reportable segment is as follows (in thousands):

	September 30, 2014	December 31, 2013
Assets
Drilling & Subsea	$1,716,361	$1,655,355
Production & Infrastructure	499,360	468,520
Corporate	78,406	44,994
Total assets	$2,294,127	$2,168,869

10. Earnings per share
The calculation of basic and diluted earnings per share for each period presented was as follows (dollars and shares in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net Income attributable to common stockholders	$52,226	$33,141	$128,278	$95,000

Average shares outstanding (basic)	93,331	91,443	92,728	90,347
Common stock equivalents	2,867	3,291	2,903	4,180
Diluted shares	96,198	94,734	95,631	94,527
Earnings per share
Basic earnings per share	$0.56	$0.36	$1.38	$1.05
Diluted earnings per share	$0.54	$0.35	$1.34	$1.01

Forum Energy Technologies, Inc. and subsidiaries
Notes to condensed consolidated financial statements (continued)
(Unaudited)

The diluted earnings per share calculation excludes approximately 0.4 million and 0.3 million stock options for the three months ended September 30, 2014 and 2013 respectively, and 0.5 million and 0.3 million stock options for the nine months ended September 30, 2014 and 2013, respectively, because they were anti-dilutive as the option exercise price was greater than the average market price of the common stock.
11. Commitments and contingencies
In the ordinary course of business, the Company is, and in the future could be, involved in various pending or threatened legal actions, that may or may not be covered by insurance. Management has reviewed such pending judicial and legal proceedings, the reasonably anticipated costs and expenses in connection with such proceedings, and the availability and limits of insurance coverage, and has established reserves that are believed to be appropriate in light of those outcomes that are considered to be probable and can be reasonably estimated. The reserves accrued at September 30, 2014 and December 31, 2013, respectively, are immaterial. It is management's opinion that the Company's ultimate liability, if any, with respect to these actions is not expected to have a material adverse effect on the Company’s financial position, results of operations or cash flows.
12. Stockholders' equity
Share-based compensation
During the nine months ended September 30, 2014, the Company granted 368,054 options and 778,471 shares of restricted stock or restricted stock units, which includes 115,610 performance share awards with a market condition. The stock options were granted with an exercise price of $26.96. Of the restricted stock or restricted stock units granted, 621,128 vest ratably over four years on each anniversary of the grant date. 41,733 shares of restricted stock or restricted stock units were granted to the non-employee members of the Board of Directors, which have a twelve month vesting period from the date of grant. The performance share awards granted may settle for between zero and two shares of the Company's common stock. The number of shares issued pursuant to the performance share awards will be determined based on the total shareholder return of the Company's common stock as compared to a group of peer companies, measured annually over a three-year performance period.
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

Condensed consolidating statements of operations and comprehensive income

	Three months ended September 30, 2014
	FET (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
			(in thousands)
Net sales	$—	$330,772	$179,458	$(41,408)	$468,822
Cost of sales	—	230,938	127,423	(41,577)	316,784
Gross profit	—	99,834	52,035	169	152,038
Operating expenses
Selling, general and administrative expenses	—	63,228	18,088	—	81,316
Other operating expense	—	1,419	12	—	1,431
Total operating expenses	—	64,647	18,100	—	82,747
Earnings from equity investment	—	6,749	—	—	6,749
Equity earnings from affiliate, net of tax	57,161	28,048	—	(85,209)	—
Operating income	57,161	69,984	33,935	(85,040)	76,040
Other expense (income)
Interest expense (income)	7,593	75	31	—	7,699
Interest income with affiliate	—	(1,887)	—	1,887	—
Interest expense with affiliate	—	—	1,887	(1,887)	—
Foreign exchange (gains) losses and other, net	—	(744)	(4,478)	—	(5,222)
Total other expense (income)	7,593	(2,556)	(2,560)	—	2,477
Income before income taxes	49,568	72,540	36,495	(85,040)	73,563
Provision for income tax expense	(2,658)	15,379	8,611	—	21,332
Net income	52,226	57,161	27,884	(85,040)	52,231
Less: Income attributable to noncontrolling interest	—	—	5	—	5
Net income attributable to common stockholders	52,226	57,161	27,879	(85,040)	52,226

Other comprehensive income, net of tax:
Net income	52,226	57,161	27,884	(85,040)	52,231
Change in foreign currency translation, net of tax of $0	(34,474)	(34,474)	(34,474)	68,948	(34,474)
Comprehensive income	17,752	22,687	(6,590)	(16,092)	17,757
Less: comprehensive (income) loss attributable to noncontrolling interests	—	—	(32)	—	(32)
Comprehensive income attributable to common stockholders	$17,752	$22,687	$(6,622)	$(16,092)	$17,725

Forum Energy Technologies, Inc. and subsidiaries
Notes to condensed consolidated financial statements (continued)
(Unaudited)

Condensed consolidating statements of operations and comprehensive income

	Three months ended September 30, 2013
	FET (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
			(in thousands)
Net sales	$—	$287,551	$139,986	$(37,345)	$390,192
Cost of sales	—	203,657	98,369	(37,005)	265,021
Gross profit	—	83,894	41,617	(340)	125,171
Operating expenses
Selling, general and administrative expenses	—	55,957	15,637	—	71,594
Other operating expense	—	282	303	—	585
Total operating expenses	—	56,239	15,940	—	72,179
Earnings from equity investment	—	2,946	—	—	2,946
Equity earnings from affiliates, net of tax	37,369	16,633	—	(54,002)	—
Operating income	37,369	47,234	25,677	(54,342)	55,938
Other expense (income)
Interest expense (income)	4,355	12	6	—	4,373
Interest income with affiliate	—	(2,001)	—	2,001	—
Interest expense with affiliate	—		2,001	(2,001)	—
Foreign exchange (gains) losses and other, net	—	(85)	2,396	—	2,311
Deferred loan costs written off	2,149	—	—	—	2,149
Total other expense (income)	6,504	(2,074)	4,403	—	8,833
Income before income taxes	30,865	49,308	21,274	(54,342)	47,105
Provision for income tax expense	(2,276)	11,939	4,261	—	13,924
Net income	33,141	37,369	17,013	(54,342)	33,181
Less: Income attributable to noncontrolling interest	—	—	40	—	40
Net income attributable to common stockholders	33,141	37,369	16,973	(54,342)	33,141

Other comprehensive income, net of tax:
Net income	33,141	37,369	17,013	(54,342)	33,181
Change in foreign currency translation, net of tax of $0	24,114	24,114	24,114	(48,228)	24,114
Comprehensive income	57,255	61,483	41,127	(102,570)	57,295
Less: comprehensive (income) loss attributable to noncontrolling interests	—	—	(32)	—	(32)
Comprehensive income attributable to common stockholders	$57,255	$61,483	$41,095	$(102,570)	$57,263

Forum Energy Technologies, Inc. and subsidiaries
Notes to condensed consolidated financial statements (continued)
(Unaudited)

Condensed consolidating statements of operations and comprehensive income

	Nine months ended September 30, 2014
	FET (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
			(in thousands)
Net sales	$—	$941,885	$480,049	$(120,895)	$1,301,039
Cost of sales	—	659,444	342,269	(118,643)	883,070
Gross profit	—	282,441	137,780	(2,252)	417,969
Operating expenses
Selling, general and administrative expenses	—	176,331	53,756	—	230,087
Other operating expense	—	2,965	(319)	—	2,646
Total operating expenses	—	179,296	53,437	—	232,733
Earnings from equity investment	—	17,997	—	—	17,997
Equity earnings from affiliate, net of tax	143,310	59,688	—	(202,998)	—
Operating income	143,310	180,830	84,343	(205,250)	203,233
Other expense (income)
Interest expense (income)	23,126	77	(29)	—	23,174
Interest income with affiliate	—	(5,770)	—	5,770	—
Interest expense with affiliate	—	—	5,770	(5,770)	—
Foreign exchange (gains) losses and other, net	—	274	(890)	—	(616)
Total other expense (income)	23,126	(5,419)	4,851	—	22,558
Income before income taxes	120,184	186,249	79,492	(205,250)	180,675
Provision for income tax expense	(8,094)	42,939	17,550	—	52,395
Net income	128,278	143,310	61,942	(205,250)	128,280
Less: Income attributable to noncontrolling interest	—	—	2	—	2
Net income attributable to common stockholders	128,278	143,310	61,940	(205,250)	128,278

Other comprehensive income, net of tax:
Net income	128,278	143,310	61,942	(205,250)	128,280
Change in foreign currency translation, net of tax of $0	(21,754)	(21,754)	(21,754)	43,508	(21,754)
Change in pension liability	2	2	2	(4)	2
Comprehensive income	106,526	121,558	40,190	(161,746)	106,528
Less: comprehensive (income) loss attributable to noncontrolling interests	—	—	(20)	—	(20)
Comprehensive income attributable to common stockholders	$106,526	$121,558	$40,170	$(161,746)	$106,508

Forum Energy Technologies, Inc. and subsidiaries
Notes to condensed consolidated financial statements (continued)
(Unaudited)

Condensed consolidating statements of operations and comprehensive income

	Nine months ended September 30, 2013
	FET (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
			(in thousands)
Net sales	$—	$852,560	$366,417	$(87,899)	$1,131,078
Cost of sales	—	598,804	264,441	(86,627)	776,618
Gross profit	—	253,756	101,976	(1,272)	354,460
Operating expenses
Selling, general and administrative expenses	—	160,956	41,741	—	202,697
Other operating expense	—	2,136	284	—	2,420
Total operating expenses	—	163,092	42,025	—	205,117
Earnings from equity investment	—	2,946	—	—	2,946
Equity earnings from affiliates, net of tax	103,366	43,015	—	(146,381)	—
Operating income	103,366	136,625	59,951	(147,653)	152,289
Other expense (income)
Interest expense	10,722	85	40	—	10,847
Interest income with affiliate	—	(2,001)	—	2,001	—
Interest expense with affiliate	—	—	2,001	(2,001)	—
Foreign exchange (gains) losses and other, net	—	(608)	2,471	—	1,863
Deferred loan costs written off	2,149	—	—	—	2,149
Total other expense (income)	12,871	(2,524)	4,512	—	14,859
Income before income taxes	90,495	139,149	55,439	(147,653)	137,430
Provision for income tax expense	(4,505)	35,783	11,093	—	42,371
Net income	95,000	103,366	44,346	(147,653)	95,059
Less: Income attributable to noncontrolling interest	—	—	59	—	59
Net income attributable to common stockholders	95,000	103,366	44,287	(147,653)	95,000

Other comprehensive income, net of tax:
Net income	95,000	103,366	44,346	(147,653)	95,059
Change in foreign currency translation, net of tax of $0	(789)	(789)	(789)	1,578	(789)
Comprehensive income	94,211	102,577	43,557	(146,075)	94,270
Less: comprehensive (income) loss attributable to noncontrolling interests	—	—	50	—	50
Comprehensive income attributable to common stockholders	$94,211	$102,577	$43,607	$(146,075)	$94,320

Forum Energy Technologies, Inc. and subsidiaries
Notes to condensed consolidated financial statements (continued)
(Unaudited)

Condensed consolidating balance sheets

	September 30, 2014
	FET (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
			(in thousands)
Assets
Current assets
Cash and cash equivalents	$—	$12,421	$61,663	$—	$74,084
Accounts receivable—trade, net	—	204,248	109,607	—	313,855
Inventories	—	332,730	129,056	(7,316)	454,470
Other current assets	—	62,064	33,309	—	95,373
Total current assets	—	611,463	333,635	(7,316)	937,782
Property and equipment, net of accumulated depreciation	—	149,409	39,582	—	188,991
Intangibles	—	203,926	77,924	—	281,850
Goodwill	—	522,898	285,864	—	808,762
Investment in unconsolidated subsidiary	—	57,199	—	—	57,199
Investment in affiliates	1,306,259	491,942	—	(1,798,201)	—
Long-term loans and advances to affiliates	581,528	97,324	—	(678,852)	—
Other long-term assets	13,746	4,861	936	—	19,543
Total assets	$1,901,533	$2,139,022	$737,941	$(2,484,369)	$2,294,127
Liabilities and equity
Current liabilities
Accounts payable—trade	$—	$89,761	$44,317	$—	$134,078
Accrued liabilities	14,143	77,451	31,808	—	123,402
Current portion of debt and other current liabilities	—	9,476	25,281	—	34,757
Total current liabilities	14,143	176,688	101,406	—	292,237
Long-term debt, net of current portion	419,903	480	34	—	420,417
Long-term loans and payables to affiliates	—	572,467	106,385	(678,852)	—
Other long-term liabilities	—	83,128	30,289	—	113,417
Total liabilities	434,046	832,763	238,114	(678,852)	826,071

Total stockholder's equity	1,467,487	1,306,259	499,258	(1,805,517)	1,467,487
Noncontrolling interest in subsidiary	—	—	569	—	569
Equity	1,467,487	1,306,259	499,827	(1,805,517)	1,468,056
Total liabilities and equity	$1,901,533	$2,139,022	$737,941	$(2,484,369)	$2,294,127

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

Forum Energy Technologies, Inc. and subsidiaries
Notes to condensed consolidated financial statements (continued)
(Unaudited)

Condensed consolidating statements of cash flows

	Nine months ended September 30, 2014
	FET (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
			(in thousands)
Cash flows from (used in) operating activities	$(6,101)	$120,323	$65,531	$—	$179,753
Cash flows from investing activities
Acquisition of businesses, net of cash acquired	—	—	(38,289)	—	(38,289)
Capital expenditures for property and equipment	—	(30,808)	(9,124)	—	(39,932)
Long-term loans and advances to affiliates	88,410	—	—	(88,410)	—
Other	—	8,421	314	—	8,735
Net cash provided by (used in) investing activities	$88,410	$(22,387)	$(47,099)	$(88,410)	$(69,486)
Cash flows from financing activities
Repayment of long-term debt	(91,307)	(328)	(125)	—	(91,760)
Long-term loans and advances to affiliates	—	(92,478)	4,068	88,410	—
Other	8,998	7,291	—	—	16,289
Net cash provided by (used in) financing activities	$(82,309)	$(85,515)	$3,943	$88,410	$(75,471)
Effect of exchange rate changes on cash	—	—	(294)	—	(294)
Net increase (decrease) in cash and cash equivalents	—	12,421	22,081	—	34,502
Cash and cash equivalents
Beginning of period	—	—	39,582	—	39,582
End of period	$—	$12,421	$61,663	$—	$74,084

Forum Energy Technologies, Inc. and subsidiaries
Notes to condensed consolidated financial statements (continued)
(Unaudited)

Condensed consolidating statements of cash flows

	Nine months ended September 30, 2013
	FET (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
			(in thousands)
Cash flows from (used in) operating activities	$(6,581)	$125,915	$44,793	$—	$164,127
Cash flows from investing activities
Acquisition of businesses, net of cash acquired	—	(53,951)	(127,766)	—	(181,717)
Investment in unconsolidated subsidiary	—	(112,241)	—	—	(112,241)
Distribution from unconsolidated subsidiary	—	64,228	—	—	64,228
Capital expenditures for property and equipment	—	(35,090)	(9,627)	—	(44,717)
Long-term loans and advances to affiliates	(100,007)	—	—	100,007	—
Other	—	291	448	—	739
Net cash provided by (used in) investing activities	$(100,007)	$(136,763)	$(136,945)	$100,007	$(273,708)
Cash flows from financing activities
Borrowings under Credit Facility	342,614	2,906	—	—	345,520
Repayment of long-term debt	(232,344)	(3,068)	66	—	(235,346)
Payment of contingent consideration	—	(11,435)	—	—	(11,435)
Long-term loans and advances to affiliates	—	10,128	89,879	(100,007)	—
Other	(3,682)	4,225	—	—	543
Net cash provided by (used in) financing activities	$106,588	$2,756	$89,945	$(100,007)	$99,282
Effect of exchange rate changes on cash	—	—	(2,563)	—	(2,563)
Net increase (decrease) in cash and cash equivalents	—	(8,092)	(4,770)	—	(12,862)
Cash and cash equivalents
Beginning of period	—	8,092	32,971	—	41,063
End of period	$—	$—	$28,201	$—	$28,201

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

Market Conditions
Management believes that the long-term fundamentals underlying the global demand for energy, such as long-term economic and demographic trends, remain strong. The level of demand for our products and services is directly related to activity levels and the capital and operating budgets of our customers, which in turn are influenced heavily by the outlook for energy prices over a shorter term. Energy prices have historically been cyclical in nature, as exemplified by the recent decrease in oil prices. Current energy prices are affected by a wide range of factors, and changes in direction are difficult to predict.

The table below shows average crude oil and natural gas prices for West Texas Intermediate crude oil (WTI), United Kingdom Brent crude oil (Brent), and Henry Hub natural gas:

	Three months ended
	September 30,	June 30,	September 30,
	2014	2014	2013
Average global oil, $/bbl
West Texas Intermediate	$91.16	$103.06	$105.78
United Kingdom Brent	$94.87	$109.06	$110.07

Average North American Natural Gas, $/Mcf
Henry Hub	$4.12	$4.59	$3.55
In the third quarter 2014, average oil prices were approximately 12% and 14% lower than in the second quarter of 2014 and the third quarter 2013, respectively. Average natural gas prices were approximately 10% lower than in the second quarter 2014, but 16% higher than in the third quarter 2013. These oil and natural gas price levels during the quarter were sufficient to support high levels of exploration and production activity, including the continued development of offshore projects, which stimulates demand for our subsea products. Since the end of the quarter, oil prices have declined to the mid-to-low $80s. If these decreases continue, they could lead to lower levels of activity and a decrease in demand for our products.
In addition to the commodity price levels, the average active rig count data below, based on the weekly Baker Hughes Incorporated rig count, reflect a broad measure of industry activity and resultant demand for our drilling and production related products and services.

	Three months ended
	September 30,	June 30,	September 30,
	2014	2014	2013
Active Rigs by Location
United States	1,903	1,852	1,770
Canada	386	199	350
International	1,348	1,348	1,285
Global Active Rigs	3,637	3,399	3,405

Land vs. Offshore Rigs
Land	3,245	3,016	3,026
Offshore	392	383	379
Global Active Rigs	3,637	3,399	3,405

U.S. Commodity Target
Oil/Gas	1,577	1,529	1,383
Gas	324	319	380
Unclassified	2	4	7
Total U.S. Rigs	1,903	1,852	1,770

U.S. Well Path
Horizontal	1,314	1,242	1,073
Vertical	372	395	436
Directional	217	215	261
Total U.S. Active Rigs	1,903	1,852	1,770

Generally, our sales are impacted by changes in rig activity and wells completed. Rig counts were at high levels during the third quarter 2014.The average U.S. rig count increased 3% from the second quarter 2014 and 8% from the third quarter 2013. The international rig count remained stable, while the Canadian rig count increased from its seasonally low second quarter and was up over 10% from the third quarter 2013. To the extent that future oil price declines result in lower levels of exploration and production capital expenditure plans in the future, the number of active rigs could decline.
In addition to the absolute number of active rigs, due to greater application of improved drilling and completion technologies, the current rig fleet is becoming more efficient allowing more wells to be drilled per rig. The trends in the capabilities of the rig fleet are reflected in the table above through the increases in horizontal and directional drilling rigs as a portion of the total rig count. If this trend continues, well completions could grow at a faster pace than the drilling rig count in the future. Higher drilling and completions activities should result in increased demand for our products.

Results of operations
We made two acquisitions and an investment in a joint venture at the beginning of the third quarter 2013 and one acquisition in the second quarter 2014. For additional information about these acquisitions, see Note 3 to the condensed consolidated financial statements in Item 1 of Part I of this quarterly report. For this reason, our results of operations for the nine months ended September 30, 2014 may not be comparable to historical results of operations for the same 2013 period.

Three months ended September 30, 2014 compared with three months ended September 30, 2013

	Three Months Ended September 30,		Favorable / (Unfavorable)
	2014	2013	$	%
(in thousands of dollars, except per share information)
Revenue:
Drilling & Subsea	$307,454	$248,344	$59,110	23.8%
Production & Infrastructure	161,696	142,731	18,965	13.3%
Eliminations	(328)	(883)	555	*
Total revenue	$468,822	$390,192	$78,630	20.2%
Operating income:
Drilling & Subsea	$57,929	$42,568	$15,361	36.1%
Operating income margin %	18.8%	17.1%
Production & Infrastructure	29,816	21,402	8,414	39.3%
Operating income margin %	18.4%	15.0%
Corporate	(10,274)	(7,447)	(2,827)	(38.0)%
Total segment operating income	$77,471	$56,523	$20,948	37.1%
Operating income margin %	16.5%	14.5%
Transaction expenses	1,516	376	(1,140)	*
Loss (gain) on sale of assets and other	(85)	209	294	*
Income from operations	76,040	55,938	20,102	35.9%
Interest expense, net	7,699	4,373	(3,326)	(76.1)%
Foreign exchange (gains) losses and other, net	(5,222)	2,311	7,533	*
Deferred loan costs written off	—	2,149	2,149	100.0%
Other (income) expense, net	2,477	8,833	6,356	*
Income before income taxes	73,563	47,105	26,458	56.2%
Income tax expense	21,332	13,924	(7,408)	(53.2)%
Net income	52,231	33,181	19,050	57.4%
Less: Income attributable to non-controlling interest	5	40	(35)	*
Income attributable to common stockholders	$52,226	$33,141	$19,085	57.6%

Weighted average shares outstanding
Basic	93,331	91,443
Diluted	96,198	94,734
Earnings per share
Basic	$0.56	$0.36
Diluted	$0.54	$0.35
* not meaningful

Revenue
Our revenue for the three months ended September 30, 2014 increased $78.6 million, or 20.2%, to $468.8 million compared to the three months ended September 30, 2013. For the three months ended September 30, 2014, our Drilling & Subsea segment and our Production & Infrastructure segment comprised 65.6% and 34.4% of our total revenue, respectively, which compared to 63.6% and 36.4% of total revenue, respectively, for the three months ended September 30, 2013. The changes in revenue by operating segment consisted of the following:
Drilling & Subsea segment — Revenue increased $59.1 million, or 23.8%, to $307.5 million during the three months ended September 30, 2014 compared to the three months ended September 30, 2013 primarily attributable to increased activity in North America, as demonstrated by the 7.5% increase in the U.S. average rig count compared to the prior year period, which resulted in increased sales of our pipe handling and downhole products. We also realized revenue gains compared to the prior year period on workclass remotely operated vehicles used by the offshore construction companies to install subsea trees and infrastructure.
Production & Infrastructure segment — Revenue increased $19.0 million, or 13.3%, to $161.7 million during the three months ended September 30, 2014 compared to the three months ended September 30, 2013 attributable to increased sales of our consumable flow equipment products to pressure pumping service providers as U.S. activity levels continue to improve. We also saw an increase in valve sales into upstream areas in line with market activity.
Segment operating income and segment operating margin percentage
Segment operating income for the three months ended September 30, 2014, increased $20.9 million, or 37.1%, to $77.5 million compared to the three months ended September 30, 2013. The segment operating margin percentage is calculated by dividing segment operating income by revenue for the period. For the three months ended September 30, 2014, the segment operating margin percentage of 16.5% represents an increase of 200 basis points from the 14.5% operating margin percentage for three months ended September 30, 2013. The change in operating margin percentage for each segment is explained as follows:
Drilling & Subsea segment — The operating margin percentage increased 170 basis points to 18.8% for the three months ended September 30, 2014, from 17.1% for the three months ended September 30, 2013. Excluding severance and facility closure costs of $6.1 million incurred in the third quarter of 2013 to reduce our cost structure in line with activity levels at the time, the operating margin is down 80 basis points in the third quarter 2014. Some of this margin decrease is due to a collection in the prior year of a receivable that had been previously determined uncollectible.
Production & Infrastructure segment — The operating margin percentage improved 340 basis points to 18.4% for the three months ended September 30, 2014, from 15.0% for the three months ended September 30, 2013. The improvement in operating margin percentage was attributable to higher activity levels in flow equipment and valves, and higher equity earnings from our joint venture in Global Tubing, LLC.
Corporate — Selling, general and administrative expenses for Corporate increased by $2.8 million, or 38.0%, for the three months ended September 30, 2014 compared to the three months ended September 30, 2013, due to higher personnel costs and higher professional fees. Corporate costs include, among other items, payroll related costs for general management and management of finance and administration, legal, human resources and information technology; professional fees for legal, accounting and related services; and marketing costs.
Other items not included in segment operating income
Several items are not included in segment operating income, but are included in total operating income. These items include transaction expenses, and gains and losses from the sale of assets. Transaction expenses relate to legal and other advisory costs incurred in acquiring businesses, including internal legal entity structuring, and are not considered to be part of segment operating income. These costs were $1.5 million and $0.4 million for the three months ended September 30, 2014 and 2013, respectively.

Other income and expense
Other income and expense includes interest expense and foreign exchange gains and losses. We incurred $7.7 million of interest expense during the three months ended September 30, 2014, an increase of $3.3 million from the three months ended September 30, 2013. The increase in interest expense was attributable to the higher interest rate on our Senior Notes issued in the fourth quarter 2013 compared to the variable interest rate under our Credit Facility. The change in foreign exchange gains or losses is primarily the result of movements in the British pound relative to the U.S. dollar.
Taxes
Tax expense includes current income taxes expected to be due based on taxable income to be reported during the periods in the various jurisdictions in which we conduct business, and deferred income taxes based on changes in the tax effect of temporary differences between the bases of assets and liabilities for financial reporting and tax purposes at the beginning and end of the respective periods. The effective tax rate, calculated by dividing total tax expense by income before income taxes, was 29.0% for the three months ended September 30, 2014 and 29.6% for the three months ended September 30, 2013. The tax provision for the three months ended September 30, 2014 is lower than the comparable period in 2013 primarily due to benefits received from certain domestic tax incentives and a higher proportion of our earnings being generated outside the United States in jurisdictions subject to lower tax rates.

Nine months ended September 30, 2014 compared with nine months ended September 30, 2013

	Nine months ended September 30,		Favorable / (Unfavorable)
	2014	2013	$	%
(in thousands of dollars, except per share information)
Revenue:
Drilling & Subsea	$848,474	$679,482	$168,992	24.9%
Production & Infrastructure	453,640	452,845	795	0.2%
Eliminations	(1,075)	(1,249)	174	(13.9)%
Total revenue	$1,301,039	$1,131,078	$169,961	15.0%
Operating income:
Drilling & Subsea	$155,330	$110,630	$44,700	40.4%
Operating income margin %	18.3%	16.3%
Production & Infrastructure	80,260	65,600	14,660	22.3%
Operating income margin %	17.7%	14.5%
Corporate	(29,711)	(21,521)	(8,190)	(38.1)%
Total segment operating income	$205,879	$154,709	$51,170	33.1%
Operating income margin %	15.8%	13.7%
Transaction expenses	2,326	2,191	(135)	(6.2)%
Loss (gain) on sale of assets and other	320	229	(91)	*
Income from operations	203,233	152,289	50,944	33.5%
Interest expense, net	23,174	10,847	(12,327)	(113.6)%
Foreign exchange (gains) losses and other, net	(616)	1,863	2,479	*
Deferred loan costs written off	—	2,149	2,149	100.0%
Other (income) expense, net	22,558	14,859	(7,699)	*
Income before income taxes	180,675	137,430	43,245	31.5%
Income tax expense	52,395	42,371	(10,024)	(23.7)%
Net income	128,280	95,059	33,221	34.9%
Less: Income attributable to non-controlling interest	2	59	(57)	*
Income attributable to common stockholders	$128,278	$95,000	$33,278	35.0%

Weighted average shares outstanding
Basic	92,728	90,347
Diluted	95,631	94,527
Earnings per share
Basic	$1.38	$1.05
Diluted	$1.34	$1.01
* not meaningful

Revenue
Our revenue for the nine months ended September 30, 2014 increased $170.0 million, or 15.0%, to $1,301.0 million compared to the nine months ended September 30, 2013. For the nine months ended September 30, 2014, our Drilling & Subsea segment and our Production & Infrastructure segment comprised 65.2% and 34.8% of our total revenue, respectively, which compared to 60.1% and 39.9% of total revenue, respectively, for the nine months ended September 30, 2013. The changes in revenue by operating segment consisted of the following:
Drilling & Subsea segment — Revenue increased $169.0 million, or 24.9%, to $848.5 million during the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013 primarily attributable to increased market activity as reflected in the average rig counts. We have had particularly strong increases in sales of our pipe handling tools, other drilling and consumable products, downhole products and workclass remotely operated vehicles. A portion of the increase is attributable to acquisitions closed in the third quarter 2013 and in the second quarter 2014.
Production & Infrastructure segment — Revenue increased $0.8 million, or 0.2%, to $453.6 million during the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013 primarily due to lower shipments of surface production equipment products and slower project activity in the first half of 2014 for valve products offset by a good recovery in the market for our flow equipment products.
Segment operating income and segment operating margin percentage
Segment operating income for the nine months ended September 30, 2014, increased $51.2 million, or 33.1%, to $205.9 million compared to the nine months ended September 30, 2013. The segment operating margin percentage is calculated by dividing segment operating income by revenue for the period. For the nine months ended September 30, 2014, the segment operating margin percentage of 15.8% represents an increase of 210 basis points from the 13.7% operating margin percentage for nine months ended September 30, 2013. The change in operating margin percentage for each segment is explained as follows:
Drilling & Subsea segment — The operating margin percentage increased 200 basis points to 18.3% for the nine months ended September 30, 2014, from 16.3% for the nine months ended September 30, 2013. Excluding severance and facility closure costs of $6.1 million incurred in the third quarter 2013 to bring our cost structure in line with activity levels at that time, the operating margin percentage is up 110 basis points for the nine months ended September 30, 2014. This increase is primarily attributable to higher volumes in certain higher margin drilling and downhole products, and overall lower selling, general and administrative costs as a percentage of revenue.
Production & Infrastructure segment — Operating margin percentage improved 320 basis points to 17.7% for the nine months ended September 30, 2014, from 14.5% for the nine months ended September 30, 2013. The improvement in operating margin percentage was attributable to improved margins in flow equipment on higher activity levels and equity earnings from the investment in Global Tubing, LLC joint venture acquired mid-year in 2013.
Corporate — Selling, general and administrative expenses for Corporate increased by $8.2 million, or 38.1%, for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013, due to higher personnel costs and higher professional fees. Corporate costs include, among other items, payroll related costs for general management and management of finance and administration, legal, human resources, information technology, professional fees for legal, accounting and related services, and marketing costs.
Other items not included in segment operating income
Several items are not included in segment operating income, but are included in total operating income. These items include transaction expenses, and gains and losses from the sale of assets. Transaction expenses relate to legal and other advisory costs incurred in acquiring businesses, including legal entity restructuring, and are not considered to be part of segment operating income. These costs were $2.3 million for the nine months ended September 30, 2014 and, including $0.8 million reported as part of equity in earnings from Global Tubing LLC, these costs were $3.0 million for the nine months ended September 30, 2013, primarily attributable to three acquisitions closed effective July 2, 2013. In the nine months ended September 30, 2014, we recognized a loss of $0.3 million on sales of assets, primarily from a loss of $0.8 million on the sale of our subsea pipe joint protective coatings business.

Other income and expense
Other income and expense includes interest expense, and foreign exchange gains and losses. We incurred $23.2 million of interest expense during the nine months ended September 30, 2014, an increase of $12.3 million from the nine months ended September 30, 2013. The increase in interest expense was attributable to the higher interest rate on our Senior Notes issued in the fourth quarter 2013 compared to the variable interest rate under our Credit Facility. The change in foreign exchange gains or losses is primarily the result of movements in the British pound relative to the U.S. dollar.
Taxes
Tax expense includes current income taxes expected to be due based on taxable income to be reported during the periods in the various jurisdictions in which we conduct business, and deferred income taxes based on changes in the tax effect of temporary differences between the bases of assets and liabilities for financial reporting and tax purposes at the beginning and end of the respective periods. The effective tax rate, calculated by dividing total tax expense by income before income taxes, was 29.0% for the nine months ended September 30, 2014 and 30.8% for the nine months ended September 30, 2013. The tax provision is lower than the comparable period in 2013 primarily due to benefits received from certain domestic tax incentives and a higher proportion of our earnings being generated outside the United States in jurisdictions subject to lower tax rates. The effective tax rate can vary from period to period depending on our relative mix of U.S. and non-U.S. earnings.
Liquidity and capital resources
Sources and uses of liquidity
At September 30, 2014, we had cash and cash equivalents of $74.1 million and total debt of $421.3 million. We believe that cash on hand, cash generated from operations and amounts available under the Credit Facility will be sufficient to fund operations, working capital needs, capital expenditure requirements and financing obligations for the foreseeable future.
Capital expenditures for 2014 are expected to be approximately $55.0 million, which consists of, among other items, investments in constructing or expanding certain manufacturing facilities, purchases of machinery and equipment, expansion of our subsea rental fleet equipment, and general maintenance capital expenditures of approximately $25.0 million. This budget does not include possible expenditures for future business acquisitions.
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

In October 2014, our Board of Directors approved a share repurchase program for the repurchase of outstanding shares of our common stock with an aggregate purchase price of up to $150 million. Shares may be repurchased under the program from time to time, in amounts and at prices that we deem appropriate, subject to market and business conditions, applicable legal requirements and other considerations.
Our cash flows for the nine months ended September 30, 2014 and 2013 are presented below (in millions):

	Nine Months Ended September 30,
	2014	2013
Net cash provided by operating activities	$179.8	$164.1
Net cash used in investing activities	(69.5)	(273.7)
Net cash provided by (used in) financing activities	(75.5)	99.3
Net increase (decrease) in cash and cash equivalents	$34.5	$(12.9)
Cash flows provided by operating activities

Net cash provided by operating activities was $179.8 million and $164.1 million for the nine months ended September 30, 2014 and 2013, respectively. Cash provided by operations increased primarily as a result of higher earnings offset by incremental investments in working capital as a result of higher activity levels as compared to the prior year.

Cash flows used in investing activities
Net cash used in investing activities was $69.5 million and $273.7 million for the nine months ended September 30, 2014 and 2013, respectively. The decrease was primarily due to lower consideration paid for an acquisition in 2014 compared to the consideration paid for acquisitions and an investment in a joint venture closed in 2013. Capital expenditures for the nine months ended September 30, 2014 were $41.4 million as compared to $44.7 million for the comparable prior period.
Cash flows provided by (used in) financing activities
Net cash used in financing activities was $75.5 million for the nine months ended September 30, 2014, compared to cash provided by financing activities of $99.3 million for the nine months ended September 30, 2013. The cash used in financing activities for the nine months ended September 30, 2014 was primarily due to the pay down of long-term debt during the period. The cash provided by financing activities for the nine months ended September 30, 2013 consisted primarily of net borrowings of $110.2 million, related to acquisitions made during that period.
Senior Notes Due 2021
The Senior Notes bear interest at a rate of 6.250% per annum, payable on April 1 and October 1 of each year, and mature on October 1, 2021. The Senior Notes are senior unsecured obligations guaranteed on a senior unsecured basis by our subsidiaries that guarantee the Credit Facility and rank junior to, among other indebtedness, the Credit Facility to the extent of the value of the collateral securing the Credit Facility.
In connection with the initial issuance and sale of the Senior Notes, the Company and the subsidiary guarantors entered into a Registration Rights Agreement. Pursuant to the Registration Rights Agreement, the Company and the subsidiary guarantors agreed for the benefit of the holders of the Senior Notes to use commercially reasonable efforts to register with the SEC and exchange offer for senior notes due 2021 having identical terms as the Senior Notes. In satisfaction of its obligations under the Registration Rights Agreement, the Company completed the exchange offer on September 15, 2014.
Credit Facility
We have a Credit Facility with Wells Fargo Bank, National Association, as administrative agent, and several financial institutions as lenders, which provides for a $600.0 million revolving credit line, with up to $75.0 million available for letters of credit and up to $25.0 million in swingline loans. Subject to terms of the Credit Facility, we have the ability to increase the revolving Credit Facility by an additional $300.0 million. Our revolving Credit Facility matures in November 2018. Weighted average interest rates under the Credit Facility at September 30, 2014 and December 31, 2013 were 1.91% and 2.17%, respectively.
Future borrowings under the Credit Facility will be available for working capital and other general corporate purposes, including permitted acquisitions. It is anticipated that the Credit Facility will be available to be drawn on and repaid during the term thereof as long as we are in compliance with the terms of the credit agreement, including certain financial covenants. As of September 30, 2014, we had $17.0 million of borrowings outstanding under our Credit Facility and $11.0 million of outstanding letters of credit and the capacity to borrow an additional $572.0 million under our Credit Facility.
There have been no changes to the Credit Facility financial covenants disclosed in Item 7 of our 2013 Annual Report on Form 10-K and we were in compliance with all financial covenants at September 30, 2014 and December 31, 2013.
Off-balance sheet arrangements
As of September 30, 2014, we had no off-balance sheet instruments or financial arrangements, other than operating leases entered into in the ordinary course of business.
Contractual obligations
Except for net repayments under the Credit Facility, as of September 30, 2014, there have been no material changes in our contractual obligations and commitments disclosed in the Annual Report.

Critical accounting policies and estimates
There have been no material changes in our critical accounting policies and procedures during the nine months ended September 30, 2014. For a detailed discussion of our critical accounting policies and estimates, refer to our 2013 Annual Report on Form 10-K.
Recent accounting pronouncements
In August 2014, the FASB issued Accounting Standards Update ("ASU") No. 2014-15, Presentation of Financial Statements - Going Concern. The new standard requires management to evaluate whether there are conditions and events that raise substantial doubt about an entity's ability to continue as a going concern for both annual and interim reporting periods. The guidance is effective for us for the fiscal year beginning January 1, 2016 and interim periods thereafter. The guidance is not expected to have a material impact on our consolidated financial statements.
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). The new standard is effective for reporting periods beginning after December 15, 2016 and early adoption is not permitted. The comprehensive new standard will supersede existing revenue recognition guidance and require revenue to be recognized when promised goods or services are transferred to customers in amounts that reflect the consideration to which the company expects to be entitled in exchange for those goods or services. Adoption of the new rules could affect the timing of revenue recognition for certain transactions. The guidance permits two implementation approaches, one requiring retrospective application of the new standard with restatement of prior years and one requiring prospective application of the new standard with disclosure of results under old standards. We are currently evaluating the impacts of adoption and the implementation approach to be used.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our management, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b) as of September 30, 2014. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2014 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
Refer to Note 11, Commitments and Contingencies, in Part I, Item 1, Financial Statements, for a discussion of our legal proceedings, which is incorporated into this Item 1 of Part II by reference.
Item 1A. Risk Factors
For additional information about our risk factors, see "Risk Factors" in Item 1A of our Annual Report.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Shares of common stock purchased and placed in treasury during the three months ended September 30, 2014 were as follows:

Period	Total number of shares purchased (a)	Average price paid per share	Total number of shares purchased as part of publicly announced plan or programs	Maximum number of shares that may yet be purchased under the plan or program (b)
July 1, 2014 - July 31, 2014	11,967	$36.27	—	—
August 1, 2014 - August 31, 2014	—	$—	—	—
September 1, 2014 - September 30, 2014	406	$32.25	—	—
Total	12,373	$36.14	—
(a) All of the 12,373 shares purchased during the three months ended September 30, 2014 were acquired from employees in connection with the settlement of income tax and related benefit withholding obligations arising from the vesting of restricted stock grants. None of these shares were part of a publicly announced program to purchase common shares.
(b) In October 2014, our Board of Directors approved a share repurchase program for the repurchase of outstanding shares of our common stock with an aggregate purchase price of up to $150 million. Shares may be repurchased under the program from time to time, in amounts and at prices that we deem appropriate, subject to market and business conditions, applicable legal requirements and other considerations.

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

FORUM ENERGY TECHNOLOGIES, INC.
Date:	October 31, 2014	By:	/s/ James W. Harris
James W. Harris
Senior Vice President and Chief Financial Officer
(As Duly Authorized Officer and Principal Financial Officer)

		By:	/s/ Tylar K. Schmitt
Tylar K. Schmitt
Vice President and Corporate Controller
(As Duly Authorized Officer and Principal Accounting Officer)