Form 10-K
period 2014-12-31
FORUM ENERGY TECHNOLOGIES, INC.
filed 2015-02-27
CIK 1401257

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________________
FORM 10-K
____________________________________

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2014
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of Common Stock held by non-affiliates on June 30, 2014, determined using the per share closing price on the New York Stock Exchange Composite tape of $36.43 on June 30, 2014, was approximately $2.4 billion. For this purpose, our executive officers and directors and SCF Partners L.P. and its affiliates are considered affiliates.
As of February 25, 2015, there were 89,885,578 common shares outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of our Proxy Statement for the 2015 Annual Meeting of Stockholders are incorporated by reference into Part III of this report.

Forum Energy Technologies, Inc.

PART I

Item 1. Business
Forum Energy Technologies, Inc. ("Forum," the "Company," "we," or "us"), a Delaware corporation, is a global oilfield products company, serving the subsea, drilling, completion, production and infrastructure sectors of the oil and natural gas industry. Our common shares are listed on the New York Stock Exchange ("NYSE") under the symbol "FET." Our principal executive offices are located at 920 Memorial City Way, Suite 1000, Houston, Texas 77024, our telephone number is (281) 949-2500, and our website is www.f-e-t.com. Our Annual Reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and all amendments thereto, are available free of charge on our Internet website as soon as reasonably practicable after such reports are electronically filed with or furnished to the Securities and Exchange Commission ("SEC"). These reports are also available at the SEC's Internet website at www.sec.gov. Information contained on or accessible from our website is not incorporated by reference into this Annual Report on Form 10-K and should not be considered part of this report or any other filing that we make with the SEC.
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
We seek to design, manufacture and supply reliable products that create value for our diverse customer base, which includes, among others, oil and gas operators, land and offshore drilling contractors, oilfield service companies, subsea construction and service companies, and pipeline and refinery operators.
We operate two business segments, Drilling & Subsea and Production & Infrastructure. The table below provides a summary of proportional revenue contributions from our two business segments and our primary geographic markets over the last three years:

	Percentage of revenue
	Year ended December 31,
	2014	2013	2012
Drilling & Subsea	65%	62%	58%
Production & Infrastructure	35%	38%	42%
Total	100%	100%	100%

United States	60%	60%	63%
Canada	6%	6%	8%
Other International	34%	34%	29%
Total	100%	100%	100%
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
There are several factors driving demand for our Drilling & Subsea segment. Demand for our subsea products is impacted by global offshore activity, subsea equipment and pipeline installation, repair and maintenance spending, and growth in offshore resource development. Our Drilling Technologies product line is influenced by global drilling, workover and intervention activity, the level of capital investment in drilling rigs, rig upgrades and equipment replacement as drilling contractors modify their existing rigs to improve efficiency and safety, and the severity of the conditions under which the rigs and well service equipment operate. In addition, our Downhole Technologies product line is impacted by the level of well completion activity and complexity of well construction and completion.
Subsea Technologies. We design and manufacture capital equipment and specialty components used in the subsea sector, as well as applied products for subsea pipelines, and provide a broad suite of complementary subsea technical services and rental items. We have a core focus on the design and manufacture of remotely operated vehicle ("ROV") systems and other specialty subsea vehicles, as well as critical components of these vehicles. Many of our related technical services complement our vehicle offerings. We operate primarily from facilities in Houston, Texas; Kirkbymoorside and Newcastle, England; Aberdeen, Scotland; Singapore and Macae, Brazil.
Subsea vehicles. We are a leading designer and manufacturer of a wide range of ROVs that we supply to the offshore subsea construction, observation and related service markets. The market for subsea ROVs can be segmented into three broad classes of vehicles based on size and category of operations: (1) large work-class vehicles and trenchers for subsea construction and installation activities, (2) drilling-class vehicles deployed from and for use around an offshore rig and (3) observation-class vehicles for inspection and light manipulation. We are a leading provider of work-class and observation-class vehicles.
We design and manufacture large work-class ROVs through our Perry brand. These vehicles are principally used in deepwater construction applications with the largest vehicles providing up to 200 horsepower, exceeding 1,200 pounds of payload capacity and having the capability of working in depths up to 4,000 meters. In addition to work-class ROVs, we design and manufacture large subsea trenchers that travel along the sea floor for digging, installation and burial operations. The largest of these subsea trenchers provide up to 1,500 horsepower and are able to cut over three meters deep into the seafloor to lay pipelines, power cables or communications cables.
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
In addition to vehicle-related subsea products, we provide products used in subsea infrastructure, including subsea pipeline inspection gauge launching and receiving systems, and subsea connectors. Our primary customers in this product line are offshore pipeline construction companies.
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
Drilling Technologies. We provide both drilling capital equipment and consumables, with a focus on products that enhance our customers' handling of tubulars on the drilling rig. Our product offering includes powered and manual tubular handling equipment; specialized torque equipment; customized offline crane systems; drilling data acquisition management systems; pumps, pump parts, valves, and manifolds; drilling, well servicing and hydraulic fracturing fluid end components and a broad line of items consumed in the drilling process; and wireline cable and pressure control equipment for both coiled tubing and wireline well intervention operations.
Drilling equipment. We design and manufacture powered tubular handling equipment used on onshore and offshore drilling rigs. Our equipment reduces direct human involvement in the handling of pipe during drilling operations, improving safety, speed and efficiency of operations. Our hydraulic catwalks mechanize the lifting and lowering of tubulars to and from the drill floor, eliminating or reducing the need for traditional drill pipe and casing "pick-up and lay-down" operations with associated personnel. In addition, we manufacture make-up and break-out tools, called B+V Oil Tools Floorhand™ and Wrangler Roughneck™, which automate a potentially dangerous rig floor task and improve rig drilling speed and safety. We also design and manufacture specialized torque equipment and related control systems for tubular connections, including high torque stroking, or bucking units, fully rotational torque units, portable torque units for field deployment, and provide aftermarket service. In addition, we design and manufacture a range of rig-based offline activity cranes, multi-purpose cranes and personnel transfer solutions. Many of these cranes are fit-for-purpose multi-axis cranes that provide access to hard-to-reach places and eliminate the need for manual interface.
In addition to powered tubular handling equipment, materials handling and personnel transfer equipment, we manufacture drilling manifold systems and high pressure piping packages. We also manufacture data acquisition products that include integrated drill floor instrumentation and monitoring systems. These systems provide real-time monitoring and logging of drilling data to drilling contractors and oil and gas producers on the rig and at remote locations. They measure, collect, store and display drilling data on a real-time basis, as is expected by our customers in the current drilling environment.
We repair and service drilling equipment for both land and offshore rigs. Many of our service employees work in the field to address problems at the rig site.
Tubular handling tools. We provide a range of powered and manual tubular handling tools used on onshore and offshore drilling rigs. Our B+V Oil Tools and Wrangler™ branded tools reduce direct human involvement in the handling of pipe during drilling operations. Our tubular handling tools include elevators, clamps, slip handles, tong handles, powered slips, spiders and kelly spinners.
Consumable products. We manufacture a range of consumable products used on drilling rigs, well servicing rigs, pressure pumping units, and hydraulic fracturing systems. Our consumable products include valves, centrifugal pumps, mud pump parts, rig sensors, and inserts and dies. We are also a supplier of oilfield bearings to original equipment manufacturers and repair businesses for use on drilling and well stimulation equipment.
Well intervention equipment. We manufacture pressure control products that are used for well intervention operations and are sold directly to oilfield service companies and equipment rental companies. These products include both coiled tubing and wireline blowout preventers and their accessories. We also conduct aftermarket refurbishment and recertification services for pressure control equipment. In addition to blowout preventers for wireline units, we manufacture electro-mechanical wireline cables through our recent acquisition of Quality Wireline & Cable, Inc.
Downhole Technologies. We manufacture a broad line of downhole products that are consumed during the well construction, completion and production enhancement processes.
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
Downhole protection systems. We offer a full range of downhole protection solutions through our Cannon Services™ brand. The clamp and protection system is used to shield downhole control lines, cables and gauges during installation and to provide protection during production enhancement operations. We design and manufacture a full range of downhole protection solutions for electrical submersible pump ("ESP") cabling, encapsulated control lines, sub-surface safety valves ("SSSV") and permanent downhole gauges. We provide both standard and customized protection systems, and we utilize a range of materials in our products for various downhole environments.
Our primary customers in this product line are oil and gas producers and service companies providing completion, ESP and other intervention services to producers.
Production & Infrastructure segment
In our Production & Infrastructure segment, we design and manufacture products and provide related equipment and services to the well stimulation, production and infrastructure markets. Through this segment, we supply flow equipment, including well stimulation consumable products and related recertification and refurbishment services; production equipment, including well site production equipment and process equipment; and valve solutions, which includes a broad range of industrial and process valves.
The level of spending to bring new wells on production and the related infrastructure is the primary driver for our Production & Infrastructure segment. In addition, the use of hydraulic fracturing to develop oil and gas reserves in shale or tight sand basins across North America has a significant impact on our Flow Equipment product line. Our Production Equipment product line also has exposure to the amount of spending on midstream and downstream projects as it offers products that go from the well site to inside the refinery fence. Our Valve Solutions product line is impacted by the level of infrastructure additions, upgrades and maintenance activities across the oil and gas industry, including the upstream, midstream and downstream sectors. This includes heavy oil development in Canada and investments in new petrochemical facilities. In addition, our valves are used in the process and mining industries.
Flow Equipment. We provide a broad range of high pressure flow equipment used by well stimulation, or pressure pumping, companies during the stimulation, intervention and flowback processes. Our focus is on consumable products that experience high rates of wear and replacement. We design and manufacture pressure control plug, choke and relief valves, swivel joints, pup joints and integral fittings, manifolds and manifold trailers, as well as triplex and quintuplex fluid-end assemblies. Frequent refurbishment and recertification of flow equipment is critical to ensuring the reliable and safe operation of a pressure pumping company's fleet. We perform these services at ten locations and operate a fleet of mobile refurbishment and recertification tractor trailers, which can deploy to the customer's yard. We serve many of the unconventional basins across North America and seek to position our stocking and service locations in proximity to our customers' operations. Our primary customers in the Flow Equipment product line are pressure pumping and flowback service companies, although we also generate sales to original equipment manufacturers of pressure pumping units.
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
A key to our competiveness is manufacturing tanks and pressure vessels in relatively close proximity to their location of use to reduce freight costs, as well as helping our customers manage their production equipment needs as their drilling programs progress. We have five North American manufacturing locations and two service centers. To ensure smooth delivery of equipment, we maintain a fleet of specialized trucks and crews that can deliver and install the production equipment on the well site.
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
We market our valves to our customers and end users through our four recognized brands: PBV™, DSI®, Quadrant® and ABZ™. Much of our production is sold through distribution supply companies, with our marketing efforts targeting end users for pull through of our products. Our global sales force and representatives cover approximately 30 countries, with local sales and distribution in Australia, Canada and South Africa. Our Canadian company provides significant exposure to the heavy oil projects, while our South African affiliate serves chemical, petrochemical and refining customers.
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
Business history
Forum was incorporated in 2005 and formed through a series of acquisitions. Between May 2005 and August 2007, SCF Partners ("SCF"), a private equity firm specializing in investments in the oilfield services sector since it was founded in 1989, acquired various entities to form five different equipment and related services companies, each serving a part of the oil and gas industry. In August 2010, the five companies owned by SCF were combined in a transaction we refer to as the "Combination." The largest of the companies, Forum Oilfield Technologies, Inc. (“FOT”), an equipment provider focused on the drilling sector, became the parent company and was renamed Forum Energy Technologies, Inc.
On April 17, 2012, we completed our initial public offering.
Backlog
As we provide a mix of capital goods, consumable products, repair parts, and rental services, a majority of our business does not require lengthy lead times. A majority of the orders and commitments included in our backlog as of December 31, 2014 were scheduled to be delivered within six months. Our backlog was approximately $464 million at December 31, 2014 compared to approximately $395 million at December 31, 2013.
We can give no assurance that our level of backlog will remain at current levels. Sales of our products are affected by prices for oil and natural gas, which have decreased significantly over the last several months. Until oil and natural gas prices stabilize, we expect that the level of customer orders will decline from prior levels, causing a decrease in our future backlog levels. Substantially all of our projects currently included in our backlog are subject to change and/or termination at the option of the customer. In the case of a change or termination, the customer is generally required to pay us for work performed and other costs necessarily incurred as a result of the change or termination. In the past, terminations and cancellations have not been material to our overall operating results. It is difficult to predict how much of our current backlog will be delayed or terminated, or subject to changes, as well as our ability to collect termination or change fees.
Our consumable and repair products are predominantly off-the-shelf items requiring short lead-times, generally less than six months, and our related refurbishment or other services are also not contracted with significant lead time. The composition of our backlog is reflective of our mix of capital equipment, consumable products, aftermarket and other related items. Our bookings, which consist of written orders or commitments for our products or related services, during the years ended December 31, 2014 and 2013 were approximately $1.8 billion and $1.5 billion, respectively. With the decrease in spending announced by many companies in our customer base, we expect that bookings will decrease in 2015.
Customers
No customer represented more than 10% of consolidated revenue in any of the last three years.
Seasonality
A substantial portion of our business is not significantly impacted by seasonality. Generally, the fourth quarter experiences lower sales and profitability due to a decrease in working days caused by the U.S. Thanksgiving and calendar year-end holidays, and exposure to manufacturing and shipping delays caused by weather. A small portion of the revenue we generate from selected Canadian operations often benefits from higher first quarter activity levels, as operators take advantage of the winter freeze to gain access to remote drilling and production areas. We also experience some exposure to seasonality through the portion of our subsea rental business that serves the North Sea. It is customary for North Sea activity to slow down between the months of November and February. Revenue exposed to this type of seasonality, however, comprised less than 5% of our overall revenue in 2014.
Competition
The markets in which we operate are highly competitive. We compete with a number of companies, some of which have greater financial and other resources than us. The principal competitive factors in our markets are product quality, price, breadth of product offering, availability of products and services, performance, distribution capabilities, responsiveness to customer needs and reputation for service. We believe our products and services in each segment are at least comparable in price, quality, performance and dependability with our competitors' offerings. We seek to differentiate ourselves from our competitors by providing a rapid response to the needs of our customers, a high level of customer service, and innovative product development initiatives. Some of our competitors expend greater amounts of money on formal research and engineering efforts than us. We believe, however, that our product development efforts are enhanced by the investment of management time we make to improve our customer service and to work with our customers on their specific product needs and challenges.
Although we have no single competitor across all of our product lines, the companies we compete with across the greatest number of our product lines include Cameron International Corporation and FMC Technologies, Inc.
We have no one direct competitor across all of the products and services within our Drilling & Subsea segment. We hold what we consider to be market leading positions in several of our core products on a global basis, and we generally compete with a small number of competitors. The significant competitors within our Drilling & Subsea segment include Schilling Robotics, a subsidiary of FMC Technologies, Inc., Cameron International Corporation, National Oilwell Varco, Inc. and Weatherford International, Ltd.
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
Environmental, transportation, health and safety regulation
Our operations are subject to numerous stringent and complex laws and regulations governing the discharge of materials into the environment, health and safety aspects of our operations, or otherwise relating to human health and environmental protection. We also operate vehicles that are subject to federal and state transportation regulations. Failure to comply with these laws or regulations or to obtain or comply with permits may result in the assessment of administrative, civil and criminal penalties, imposition of remedial or corrective action requirements, and the imposition of injunctions to prohibit certain activities or force future compliance.
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
Climate change
In December 2009, the EPA determined that emissions of carbon dioxide, methane and other "greenhouse gases" present an endangerment to public health and the environment because emissions of such gases are, according to the EPA, contributing to warming of the earth's atmosphere and other climatic changes. Based on these findings, the EPA has begun adopting and implementing regulations to restrict emissions of greenhouse gases under existing provisions of the Clean Air Act. The EPA adopted two sets of rules regulating greenhouse gas emissions under the Clean Air Act, one of which requires a reduction in emissions of greenhouse gases from motor vehicles and the other of which regulates emissions of greenhouse gases from certain large stationary sources, effective January 2, 2011. The EPA has also adopted rules requiring the reporting of greenhouse gas emissions from specified large greenhouse gas emission sources in the U.S, including oil and gas systems.
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
Operating risk and insurance
We maintain insurance coverage of types and amounts that we believe to be customary and reasonable for companies of our size and with similar operations. In accordance with industry practice, however, we do not maintain insurance coverage against all of the operating risks to which our business is exposed. Therefore, there is a risk our insurance program may not be sufficient to cover any particular loss or all losses. Currently, our insurance program includes coverage for, among other things, general liability, umbrella liability, sudden and accidental pollution, personal property, vehicle, workers' compensation, and employer's liability coverage.
Employees
As of December 31, 2014, we had approximately 3,900 employees. Of our total employees, approximately 2,700 were in the United States, 650 were in the United Kingdom, 200 were in Canada and 350 were in other locations. We are not a party to any collective bargaining agreements, other than in our Hamburg, Germany and Monterrey, Mexico facilities, and we consider our relations with our employees to be satisfactory.
Item 1A. Risk Factors
Risks related to our business
We derive a substantial portion of our revenues from companies in or affiliated with the oil and natural gas industry, a historically cyclical industry, with levels of activity that are significantly affected by the levels and volatility of oil and natural gas prices. As a result, this cyclicality will cause fluctuations in our revenues and results of our operations.
We have experienced, and will continue to experience, fluctuations in revenues and operating results due to economic and business cycles. The willingness of oil and natural gas operators to make capital expenditures to explore for and produce oil and natural gas, the willingness of oilfield service companies to invest in capital equipment and the need of these customers to replenish consumable parts depends largely upon prevailing industry conditions that are influenced by numerous factors over which we have no control. Such factors include:

•	the supply of and demand for oil and natural gas;

•	the level of prices, and expectations about future prices, of oil and natural gas;

•	the cost of exploring for, developing, producing and delivering oil and natural gas;

•	the level of drilling activity and drilling day rates;

•	the expected decline in rates of current and future production;

•	the discovery rates of new oil and natural gas reserves;

•	the ability of our customers to access new markets or areas of production or to continue to access current markets;

•	weather conditions, including hurricanes, that can affect oil and natural gas operations over a wide area;

•	more stringent restrictions in environmental regulation on activities that may impact the environment;

•	moratoriums on drilling activity resulting in a cessation or disruption of operations;

•	domestic and worldwide economic conditions;

•	the financial stability of our customers and other industry participants;

•	political instability in oil and natural gas producing countries;

•	conservation measures and technological advances affecting energy consumption;

•	the price and availability of alternative fuels; and

•	merger and divestiture activity among oil and natural gas producers, drilling contractors and oilfield service companies.
A prolonged reduction in the overall level of exploration and development activities, such as we began to see as a result of the decline in commodity prices in the second half of 2014, and that we expect to continue, is expected to adversely impact our business. The reduction in activity could, to varying degrees negatively affect:

•	revenues, cash flows, and profitability;

•	the ability to maintain or increase borrowing capacity;

•	the ability to obtain additional capital to finance our business and the cost of that capital;

•	the ability to collect outstanding amounts from our customers; and

•	the ability to attract and retain skilled personnel to maintain our business or that will be needed in the event of an upturn in the demand for our products.
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
Achieving the anticipated or desired benefits of our past or future acquisitions will depend, in part, upon whether the integration of the various businesses, products, services, technology and employees is accomplished in an efficient and effective manner. There can be no assurance that we will obtain these anticipated or desired benefits of our past or future acquisitions, and if we fail to manage these risks successfully, our results of operations could be adversely affected.
Our failure to achieve consolidation savings, to integrate the acquired businesses and assets into our existing operations successfully or to minimize any unforeseen operational difficulties could have a material adverse effect on our business. In addition, we may incur liabilities arising from events prior to the acquisition or prior to our establishment of adequate compliance oversight. While we generally seek to obtain indemnities for liabilities for events occurring before such acquisitions, these are limited in amount and duration, may be held to be unenforceable or the seller may not be able to indemnify us. We may also incur indebtedness or issue additional equity securities to finance future acquisitions. Debt service requirements could represent a burden on our results of operations and financial condition and the issuance of additional equity securities could be dilutive to our existing stockholders. In addition, we may dispose of assets or products that investors may consider beneficial to us.
Our operating history may not be sufficient for investors to evaluate our business and prospects.
We are a recently combined company with a short combined operating history. In addition, we have completed a number of acquisitions since the Combination in August 2010. These factors may make it more difficult for investors to evaluate our business and prospects and to forecast our future operating results. As a result, historical financial data may not give you an accurate indication of what our actual results would have been if subsequent acquisitions had been completed at the beginning of the periods presented or of what our future results of operations are likely to be. Our future results will depend on our ability to efficiently manage our combined operations and execute our business strategy.
If we cannot continue operating our manufacturing facilities at recent historical levels, our results of operations could be adversely affected.
We operate a number of manufacturing facilities. The equipment and management systems necessary for such operations may break down, perform poorly or fail, resulting in fluctuations in manufacturing efficiencies. Such fluctuations may affect our ability to deliver products to our customers on a timely basis.
Facility expansions and consolidations subject us to risks of construction delays, cost overruns and operating inefficiencies.
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
In addition, we may consolidate our facilities to achieve operating efficiencies and reduce costs. These facility consolidations may be delayed and cause us to incur increased costs, product or service delivery delays, decreased responsiveness to customer needs, liabilities under terms and conditions of sale or other operational inefficiencies, or may not provide the benefits we anticipate.
We may be unable to employ a sufficient number of skilled and qualified workers.
The delivery of our products and services requires personnel with specialized skills and experience. Our ability to be productive and profitable depends upon our ability to employ and retain skilled workers. In addition, our ability to expand our operations depends in part on our ability to increase the size of our skilled labor force. The demand for skilled workers is high, the supply is limited and the cost to attract and retain qualified personnel has increased over the past few years. For example, we have experienced shortages of engineers, mechanical assemblers, machinists and code welders, which in some instances has slowed the productivity of certain of our operations. Furthermore, a significant increase in the wages paid by competing employers could result in a reduction of our skilled labor force, increases in the wage rates that we must pay, or both. If any of these events were to occur, our capacity and profitability could be diminished, our ability to respond quickly to customer demands or strong market conditions may be inhibited and our growth potential could be impaired.
A substantial portion of our business is driven by our customers’ spending on capital equipment such as drilling rigs. As a result of the recent and substantial decrease in commodity prices, we expect much of our customer base to reduce capital spending.
In various segments of the energy industry there have been high levels of demand for construction of capital intensive equipment in recent years, some of which has a long life once introduced into the industry. High levels of investment can produce excess supply of equipment for many years, reducing dayrates and undermining the economics for new capital equipment orders. In addition, decreases in commodity prices have resulted in a significant reduction in the North America rig count since June 2014. As a result, many of our customers have announced that they will be reducing capital expenditures beginning in 2015, and, if commodity prices remain at current levels for a prolonged period of time, our customers may further reduce spending. When spending levels by our customers fall, we experience decreased demand for our capital equipment products. For example, starting in the second half of 2012 we saw spending levels on land drilling rigs decrease relative to the pace of investment in the previous two years due to lower drilling activity. This resulted in lower revenues for us from both capital equipment orders and consumables in 2012 and 2013. Our strategy is to serve a variety of segments and spend cycles, but we expect our financial results to be negatively impacted by the recent and ongoing reduction in capital equipment spending in the oilfield services industry.
Our business depends upon our ability to obtain key raw materials and specialized equipment from suppliers. Increased costs of raw materials and other components may result in increased operating expenses.
Should our suppliers be unable to provide the necessary raw materials or finished products or otherwise fail to deliver such materials and products timely and in the quantities required, resulting delays in the provision of products or services to customers could have a material adverse effect on our business. In particular, because many of our products are manufactured out of steel, we are particularly susceptible to fluctuations in steel prices. Our results of operations may be adversely affected by our inability to manage the rising costs and availability of raw materials and components used in our products.
If suppliers cannot provide adequate quantities of materials to meet customers' demands on a timely basis or if the quality of the materials provided does not meet established standards, we may lose customers or experience lower profitability.
Some of our customer contracts require us to compensate customers if we do not meet specified delivery obligations. We rely on suppliers to provide required materials and in many instances these materials must meet certain specifications. Managing a geographically diverse supply base poses inherently significant logistical challenges.

Furthermore, the ability of third party suppliers to deliver materials to our specifications may be affected by events beyond our control. As a result, there is a risk that we could experience diminished supplier performance resulting in longer than expected lead times and/or product quality issues. For example, in the past, we have experienced issues with the quality of certain forgings used to produce materials utilized in our products. As a result, we were required to seek alternative suppliers for those forgings, which resulted in increased costs and a disruption in our supply chain. We have also been required in certain circumstances to provide better economic terms to some of our suppliers in exchange for their agreement to increase their capacity to satisfy our supply needs. The occurrence of any of the foregoing factors could have a negative impact on our ability to deliver products to customers within committed time frames.
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
Our business and our customers' businesses may be significantly affected by:

•	federal, state and local U.S. and non-U.S. laws and other regulations relating to oilfield operations, worker safety and protection of the environment;

•	changes in these laws and regulations; and

•	the level of enforcement of these laws and regulations.
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
We may not realize revenue on our current backlog due to customer order reductions, cancellations and acceptance delays, which may negatively impact our financial results and relationships with our customers.
In the current environment of decreased oil and gas prices, and the resulting uncertainty regarding demand for our customers’ services, we may experience order reductions, cancellations or acceptance delays, as projects may become uneconomical for our customers. We may be unable to collect revenue for all of the orders reflected in our backlog, or we may be unable to collect cancellation penalties, to the extent we have the right to impose them, or the revenues may be pushed into future periods. In addition, customers who are more highly leveraged or otherwise unable to pay their creditors in the ordinary course of business may be unable to pay invoices in the ordinary course or experience an inability to operate as a going concern. We may be unable to collect amounts due or damages we are awarded from these customers, and our efforts to collect such amounts may damage our customer relationships. As a result, our results of operations and overall financial condition may be negatively impacted by a reduction in revenue as a result of these circumstances.

The downturn in the oil and gas industry has negatively affected and will likely continue to affect our ability to accurately predict customer demand, causing us to hold excess or obsolete inventory and experience a reduction in gross margins and financial results.
We cannot accurately predict what or how many products our customers will need in the future. Orders are placed with our suppliers based on forecasts of customer demand and, in some instances, we may establish buffer inventories to accommodate anticipated demand. For example, at certain times, we have built capital equipment before receiving customer orders, and we have kept our standardized downhole protection systems and certain of our flow iron products in stock and readily available for delivery on short notice from customers. Our forecasts of customer demand are based on multiple assumptions, each of which may introduce errors into the estimates. In addition, many of our suppliers, such as those for certain of our standardized valves, require a longer lead time to provide products than our customers demand for delivery of our finished products. If we overestimate customer demand, we may allocate resources to the purchase of material or manufactured products that we may not be able to sell when we expect to, if at all. As a result, we would hold excess or obsolete inventory, which would reduce gross margin and adversely affect financial results. Conversely, if we underestimate customer demand or if insufficient manufacturing capacity is available, we would miss revenue opportunities and potentially lose market share and damage our customer relationships. In addition, any future significant cancellations or deferrals of product orders or the return of previously sold products could materially and adversely affect profit margins, increase product obsolescence and restrict our ability to fund our operations.
The markets in which we operate are highly competitive, and some of our competitors hold substantial market share and have substantially greater resources than we do. We may not be able to compete successfully in this environment and, in particular, against a much larger competitor.
The markets in which we operate are highly competitive and our products and services are subject to competition from significantly larger businesses. One competitor in particular holds substantial market share in our largest product line's market and has substantially greater resources than we do. We also have several other competitors that are large national and multinational companies that have longer operating histories, greater financial, technical and other resources and greater name recognition than we do. Some of our competitors may be able to respond more quickly to new or emerging technologies and services and changes in customer requirements. In addition, several of our competitors provide a much broader array of services, and have a stronger presence in more geographic markets. Our larger competitors may be able to use their size and purchasing power to seek economies of scale and pricing concessions. Furthermore, some of our customers are also our competitors and they may cease buying from us. We also have competitors outside of the United States with lower structural costs due to labor and raw material cost in and around their manufacturing centers. Moreover, our competitors may utilize available capacity during a period of depressed energy prices, similar to that which we are currently experiencing, to gain market share.
New competitors could also enter the markets in which we compete. We consider product quality, price, breadth of product offering, availability of products and services, performance, distribution capabilities, responsiveness to customer needs and reputation for service to be the primary competitive factors. Competitors may be able to offer more attractive pricing, duplicate strategies, or develop enhancements to products that could offer performance features that are superior to our products. In addition, we may not be able to retain key employees of entities that we acquire in the future and those employees may choose to compete against us. Competitive pressures, including those described above, and other factors could adversely affect our competitive position, resulting in a loss of market share or decreases in prices. In addition, some competitors are based in foreign countries and have cost structures and prices based on foreign currencies. Accordingly, currency fluctuations could cause U.S. dollar-priced products to be less competitive than our competitors' products that are priced in other currencies. For more information about our competitors, please read "Business-Competition."
Our products are used in operations that are subject to potential hazards inherent in the oil and gas industry and, as a result, we are exposed to potential liabilities that may affect our financial condition and reputation.
Our products are used in potentially hazardous drilling, completion and production applications in the oil and gas industry where an accident or a failure of a product can potentially have catastrophic consequences. Risks inherent to these applications, such as equipment malfunctions and failures, equipment misuse and defects, explosions, blowouts and uncontrollable flows of oil, natural gas or well fluids and natural disasters, on land or in deepwater or shallow-water environments, can cause personal injury, loss of life, suspension of operations, damage to formations, damage to facilities, business interruption and damage to or destruction of property, surface water and drinking water resources, equipment and the environment. In addition, we provide certain services that could cause, contribute to or be implicated in these events. If our products or services fail to meet specifications or are involved in accidents or failures, we could face warranty, contract or other litigation claims, which could expose us to substantial liability for personal injury, wrongful death, property damage, loss of oil and gas production, and pollution and other environmental damages. Our insurance policies may not be adequate to cover all liabilities. Further, insurance may not be generally available in the future or, if available, insurance premiums may make such insurance commercially unjustifiable. Moreover, even if we are successful in defending a claim, it could be time-consuming and costly to defend.
In addition, the frequency and severity of such incidents could affect operating costs, insurability and relationships with customers, employees and regulators. In particular, our customers may elect not to purchase our products or services if they view our safety record as unacceptable, which could cause us to lose customers and substantial revenues. In addition, these risks may be greater for us because we may acquire companies that have not allocated significant resources and management focus to quality, or safety requiring rehabilitative efforts during the integration process. We may incur liabilities for losses associated with these newly acquired companies before we are able to rehabilitate such companies' quality, safety and environmental programs.
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
Some of our largest customers have consolidated and are using their size and purchasing power to achieve economies of scale and pricing concessions. This consolidation may result in reduced capital spending by such customers or the acquisition of one or more of our primary customers, which may lead to decreased demand for our products and services. If we cannot maintain sales levels for customers that have consolidated or replace such revenues with increased business activities from other customers, this consolidation activity could have a significant negative impact on results of operations or financial condition. We are unable to predict what effect consolidations in the industries may have on prices, capital spending by customers, selling strategies, competitive position, ability to retain customers or ability to negotiate favorable agreements with customers.
If we are unable to continue operating successfully overseas or to successfully expand into new international markets, our revenues may decrease.
For the year ended December 31, 2014, we derived approximately 40% of our revenue from sales outside the United States (based on product destination). In addition, one of our key growth strategies is to market products in international markets. We may not succeed in marketing, developing a recognized brand, selling, distributing products and generating revenues in these new international markets.
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
From time to time, fluctuations in currency exchange rates could be material to us depending upon, among other things, our manufacturing locations and the sourcing for our raw materials and components. In particular, we are sensitive to fluctuations in currency exchange rates between the United States dollar and each of the Canadian dollar, the British pound sterling, the Euro, and, to a lesser degree, the Mexican Peso, the Chinese Yuan and the Singapore dollar. There may be instances in which costs and revenue will not be matched with respect to currency denomination. As a result, to the extent that we continue our expansion on a global basis, management expects that increasing portions of revenue, costs, assets and liabilities will be subject to fluctuations in foreign currency valuations. We may experience economic loss and a negative impact on earnings or net assets solely as a result of foreign currency exchange rate fluctuations. Further, the markets in which we operate could restrict the removal or conversion of the local or foreign currency, resulting in our inability to hedge against these risks.
Our business operations in countries outside of the United States are subject to a number of U.S. federal laws and regulations, including restrictions imposed by the United States Foreign Corrupt Practices Act as well as trade sanctions administered by the Office of Foreign Assets Control and the Commerce Department.
We rely on a large number of agents in non-U.S. countries that pose a high risk of corrupt activities and whose local laws and customs differ significantly from those in the United States. In many countries, particularly in those with developing economies, it is common to engage in business practices that are prohibited by the regulations applicable to us. The United States Foreign Corrupt Practices Act and similar anti-bribery laws in other jurisdictions, including the UK Bribery Act 2010, ("anti-corruption laws") prohibit corporations and individuals, including us and our employees, from engaging in certain activities to obtain or retain business or to influence a person working in an official capacity. We may be held responsible for violations by our employees, contractors and agents, for violations of anti-corruption laws. We may also be held responsible for any violations by an acquired company that occur prior to an acquisition, or subsequent to the acquisition but before we are able to institute our compliance procedures. In addition, our non-U.S. competitors that are not subject to the FCPA or similar laws may be able to secure business or other preferential treatment in such countries by means that such laws prohibit with respect to us. The UK Bribery Act 2010 is broader in scope than the FCPA and applies to public and private sector corruption and contains no facilitating payments exception. A violation of any of these laws, even if prohibited by our policies, could have a material adverse effect on our business. Actual or alleged violations could damage our reputation, be expensive to defend, impair our ability to do business, and cause us to incur civil and criminal fines, penalties and sanctions.
Compliance with regulations relating to export controls, trade sanctions and embargoes administered by the countries in which we operate, including the United States Department of the Treasury's Office of Foreign Assets Control ("OFAC") also poses a risk to us. We cannot provide products or services to certain countries, companies or individuals subject to trade sanctions of the U.S. and other countries. Furthermore, the laws and regulations concerning import activity, export recordkeeping and reporting, export control and economic sanctions are complex and constantly changing. Any failure to comply with applicable legal and regulatory trading obligations could result in criminal and civil penalties and sanctions, such as fines, imprisonment, debarment from governmental contracts, seizure of shipments and loss of import and export privileges.
Unionization efforts and labor regulations in certain areas in which we operate could materially increase our costs or limit our flexibility.
We are not a party to any collective bargaining agreements, other than in our Monterrey, Mexico and Hamburg, Germany facilities. We operate in certain states within the United States and in international areas that have a history of unionization and we may become the subject of a unionization campaign. If some or all of our workforce were to become unionized and collective bargaining agreement terms, including any renegotiation of our Monterrey, Mexico and Hamburg, Germany collective bargaining agreements, were significantly different from our current compensation arrangements or work practices, our costs could be increased, our flexibility in terms of work schedules and reductions in force could be limited, and we could be subject to strikes or work slowdowns, among other things.
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
One of our subsidiaries has been and continues to be named as a defendant in asbestos related product liability actions. The actual amounts expended on asbestos-related claims in any year may be impacted by the number of claims filed, the nature of the allegations asserted in the claims, the jurisdictions in which claims are filed, and the number of settlements. As of December 31, 2014, our subsidiary has a net liability of $250,000 for the estimated indemnity cost associated with the resolution of its current open claims and future claims anticipated to be filed during the next five years.
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
Effective internal control over financial processes and reporting are necessary for us to provide reliable financial reports effectively prevent fraud and operate successfully. Our efforts to maintain internal control systems may not be successful. In addition, the entities that we acquire in the future may not maintain effective systems of internal control or we may encounter difficulties integrating our system of internal control with those of acquired entities. If we are unable to maintain effective internal control and, as a result, fail to provide reliable financial reports and effectively prevent fraud, our reputation and operating results would be harmed.
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
Some of our operations involve risks of, among other things, property damage, which could curtail our operations. For example, disruptions in operations or damage to a manufacturing plant could reduce our ability to produce products and satisfy customer demand. In particular, we have offices and manufacturing facilities in Houston, Texas, and in various places throughout the U.S. Gulf Coast region. These offices and facilities are particularly susceptible to severe tropical storms and hurricanes, which may disrupt our operations. If one or more of our manufacturing facilities are damaged by severe weather or any other disaster, accident, catastrophe or event, our operations could be significantly interrupted. Similar interruptions could result from damage to production or other facilities that provide supplies or other raw materials to our plants or other stoppages arising from factors beyond our control. These interruptions might involve significant damage to, among other things, property and repairs might take from a week or less for a minor incident to many months or more for a major interruption.

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
As part of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 ("Dodd-Frank"), the SEC has promulgated disclosure requirements regarding the use of certain minerals, which are mined from the Democratic Republic of Congo and adjoining countries, known as conflict minerals. We are required to publicly disclose our determination as to whether the products we sell contain conflict minerals and could incur significant costs related to implementing a process that will meet the mandates of Dodd-Frank. Additionally, customers may rely on us to provide critical data regarding the parts they purchase and will likely request conflict mineral information. We have many suppliers and each will provide conflict mineral information in a different manner, if at all. Accordingly, because the supply chain is complex, we may face reputational challenges if we are unable to sufficiently verify the origins of certain minerals used in our products. Additionally, customers may demand that the products they purchase be free of conflict minerals. The implementation of this requirement could affect the sourcing and availability of products we purchase from our suppliers. This may reduce the number of suppliers that may be able to provide conflict free products, and may affect our ability to obtain products in sufficient quantities to meet customer demand or at competitive prices. In addition, there may be material costs associated with complying with the disclosure requirements, such as costs related to determining the source of any relevant minerals used in our products, as well as costs arising from any changes as a consequence of such verification activities.
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
We currently hold multiple U.S. and international patents and have multiple pending patent applications for products and processes in the U.S. and certain non-U.S. countries. Patent rights give the owner of a patent the right to exclude third parties from making, using, selling, and offering for sale the inventions claimed in the patents in the applicable country. Patent rights do not necessarily grant the owner of a patent the right to practice the invention claimed in a patent, but merely the right to exclude others from practicing the invention claimed in the patent. It may also be possible for a third party to design around our patents. Furthermore, patent rights have strict territorial limits. Some of our work will be conducted in international waters and may, therefore, not fall within the scope of any country's patent jurisdiction. We may not be able to enforce our patents against infringement occurring in international waters and other "non-covered" territories. Also, we do not have patents in every jurisdiction in which we conduct business and our patent portfolio will not protect all aspects of our business and may relate to obsolete or unusual methods, which would not prevent third parties from entering the same market.
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
The efficient operation of our business is dependent on our information technology ("IT") systems. Accordingly, we rely upon the capacity, reliability and security of our IT hardware and software infrastructure and our ability to expand and update this infrastructure in response to our changing needs. Despite our implementation of security measures, our IT systems are vulnerable to computer viruses, natural disasters, incursions by intruders or hackers, failures in hardware or software, power fluctuations, cyber terrorists and other similar disruptions. The failure of our IT systems to perform as anticipated for any reason or any significant breach of security could disrupt our business and result in numerous adverse consequences, including reduced effectiveness and efficiency of our operations and that of our customers, inappropriate disclosure of confidential information, increased overhead costs, and loss of intellectual property, which could lead to liability to third parties or otherwise and have a material adverse effect on our business and results of operations. In addition, we may be required to incur significant costs to prevent damage caused by these disruptions or security breaches in the future.
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
For goodwill and intangible assets with indefinite lives, an assessment for impairment is performed annually or whenever an event indicating impairment may have occurred. Goodwill is reviewed for impairment by comparing the carrying value of each reporting unit's net assets, including allocated goodwill, to the estimated fair value of the reporting unit. We have six reporting units. We determine the fair value of our reporting units using a discounted cash flow approach. Determining the fair value of a reporting unit requires judgment and the use of significant estimates and assumptions. If the reporting unit's carrying value is greater than its fair value, a second step is performed whereby the implied fair value of goodwill is estimated by allocating the fair value of the reporting unit in a hypothetical purchase price allocation analysis. We recognize a goodwill impairment charge for the amount by which the carrying value of goodwill exceeds its reassessed fair value. During the year ended December 31, 2012, we recorded an impairment loss of $1.2 million on certain indefinite-lived intangible assets resulting from a lack of orders related to a specific service line. No other impairment losses were recorded on goodwill or indefinite-lived intangible assets for the years ended December 31, 2014, 2013 and 2012.
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
We currently have a substantial amount of indebtedness. As of December 31, 2014, we had approximately $25.0 million of borrowings under our Credit Facility, $10.7 million of outstanding letters of credit and capacity to borrow an additional $564.3 million under the revolving portion of the Credit Facility. The Credit Facility has an accordion feature that allows us to increase the available borrowings under the facility by $300 million, subject to obtaining additional commitments from existing lenders or new commitments from new lenders. We also have $400 million of 6.25% senior notes due 2021 outstanding. Our level of indebtedness may adversely affect our operations and limit our growth, and we may have difficulty making debt service payments on our indebtedness as such payments become due. Our level of indebtedness may affect our operations in several ways, including the following:

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
As of February 25, 2015, SCF held approximately 24.3 million shares of our common stock, equal to approximately 27% of the outstanding common stock at that date. LESA is the ultimate general partner of SCF and will exert significant control over us, including over the outcome of most matters requiring a stockholder vote, such as the election of directors, adoption of amendments to our charter and bylaws and approval of transactions involving a change of control. LESA's interests may differ from our other stockholders, and SCF may vote its common stock in a manner that may adversely affect those stockholders.
SCF is a party to a registration rights agreement with us which requires us to effect the registration of its shares in certain circumstances. SCF exercised such rights in 2013 and 2014 with respect to 6.0 million and 11.5 million shares, respectively, which were offered and sold in November 2013 and May 2014, respectively. Additional sales of substantial amounts of our common stock by SCF, or the perception that such sales could occur, may adversely affect prevailing market prices of our common stock.
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
The market price of common stock of companies engaged in the oil and gas equipment manufacturing and services industry has been volatile. Likewise, the market price of our common stock has varied in the past (2014 low of $17.21 per share; 2014 high of $36.72 per share), and we expect it to continue to remain volatile given the cyclical nature of our industry.
Item 1B. Unresolved Staff Comments
Not applicable.

Item 2. Properties
The following tables describe the material facilities owned or leased by us as of December 31, 2014:

Country	Location	Leased or Owned	Country	Location	Leased or Owned
Drilling & Subsea Segment Locations			Production & Infrastructure Segment Locations
Canada	Leduc	Leased	Canada	Edmonton	Leased
	Calgary	Leased	South Africa	Vereeniging	Leased
Germany	Hamburg	Leased	United States	Madison, KS	Leased
Mexico	Monterrey	Leased		Broussard, LA	Leased
Singapore	Singapore	Leased		Chickasha, OK	Owned
UAE	Dubai	Leased		Davis, OK	Owned
United Kingdom	Aberdeen	Leased		Elmore City, OK	Owned
	Caithness	Leased		Guthrie, OK	Leased
	Kilbirnie	Leased		Corpus Christi, TX	Owned
	Kirkbymoorside	Leased		Clearfield, PA	Owned
	Newcastle	Leased		Brownsville, PA	Leased
	Great Yarmouth	Leased		Alice, TX	Leased
United States	West Palm Beach, FL	Leased		Gainesville, TX	Leased
	Broussard, LA	Owned		Houston, TX	Leased
	Broussard, LA	Leased		Longview, TX	Leased
	Bryan, TX	Owned		Odessa, TX	Leased
	Houston, TX	Leased		Stafford, TX	Leased
	Pearland, TX	Owned		Dayton, TX	Owned
	Pearland, TX	Leased	Combined Locations for both Segments
	Plantersville, TX	Owned	Brazil	Macae	Leased
	Sanger, TX	Leased		Rio de Janeiro	Leased
	Stafford, TX	Owned	United States	Williston, ND	Leased
	Tyler, TX	Leased		Houston, TX	Leased
	Willis, TX	Leased		San Antonio, TX	Owned
	Lorton, VA	Leased
We believe our facilities are suitable for their present and intended purposes, and are adequate for our current and anticipated level of operations.
We incorporate by reference in response to this item the information set forth in Item 1 and Item 7 of this Annual Report on Form 10-K and the information set forth in Note 6 of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.
Item 3. Legal Proceedings
We have various claims, lawsuits and administrative proceedings that are pending or threatened, all arising in the ordinary course of business, with respect to commercial, environmental, product liability and employee matters. Although no assurance can be given with respect to the outcome of these or any other pending legal and administrative proceedings and the effect such outcomes may have, we believe any ultimate liability resulting from the outcome of such claims, lawsuits or administrative proceedings will not have a material adverse effect on our consolidated financial position, results of operations or cash flows. See Note 10 of the Notes to the Consolidated Financial Statements, which are incorporated herein by reference in Part II, Item 8 "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K.
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
Portland Harbor Superfund litigation
In May 2009, one of our subsidiaries (which is presently a dormant company with nominal assets except for rights under insurance policies) was named along with many defendants in a suit filed by the Port of Portland, Oregon in the U.S. District Court of the District of Oregon seeking reimbursement of costs related to a five-year study of contaminated sediments at the port. In March 2010, the subsidiary also received a notice letter from the EPA indicating that it had been identified as a potentially responsible party with respect to environmental contamination in the "study area" for the Portland Harbor Superfund Site. Under a 1997 indemnity agreement, our subsidiary is indemnified by a third party with respect to losses relating to environmental contamination. As required under the indemnity agreement, our subsidiary provided notice of these claims, and the indemnitor has assumed responsibility and is providing a defense of the claims. Although we believe that it is unlikely that our subsidiary contributed to the contamination at the Portland Harbor Superfund Site, the potential liability of our subsidiary and the ability of the indemnitor to fulfill its indemnity obligations cannot be quantified at this time.
Item 4. Mine Safety Disclosures
Not applicable.

Executive officers of the registrant
The following table indicates the names, ages and positions of the executive officers of Forum as of February 25, 2015:

Name	Age	Position
C. Christopher Gaut	58	President, Chief Executive Officer, Chairman of the Board
Prady Iyyanki	44	Executive Vice President and Chief Operating Officer
James W. Harris	55	Executive Vice President and Chief Financial Officer
James L. McCulloch	62	Senior Vice President, General Counsel and Secretary
Michael D. Danford	52	Senior Vice President-Human Resources
Pablo G. Mercado	38	Vice President-Corporate Strategy & Treasurer
D. Lyle Williams	45	Vice President-Operations Finance
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
James W. Harris. Mr. Harris has served as our Senior Vice President and Chief Financial Officer since August 2010. From December 2005 until August 2, 2010, Mr. Harris served as Forum's Executive Vice President and Chief Financial Officer. Mr. Harris was Vice President, Controller of VeriCenter, Inc., a provider of information technology services, and General Manager of its AppSite Hosting service line from January 2004 through November 2005. Prior to joining VeriCenter, from August 1999 through December 2001, Mr. Harris worked for Enron Energy Services, Inc., as a Vice President and thereafter served as a consultant through December 2003. Mr. Harris began his career at Price Waterhouse from January 1985 until February 1994, with his final position being a Senior Tax Manager, and at Baker Hughes Incorporated from February 1994 until May 1999 in various positions, including Vice President, Tax and Controller. Mr. Harris holds a B.S. and his Masters of Accounting from Brigham Young University and an M.B.A. from Rice University. Mr. Harris is a certified public accountant.
James L. McCulloch. Mr. McCulloch has served as our Senior Vice President, General Counsel and Secretary since October 2010. Mr. McCulloch was a private investor from January 2008 until October 2010, and since February 2008 has also served on the board of directors of Sunland Inc., a privately held pipeline construction and services company. In 1983, Mr. McCulloch joined Global Marine Inc., a leading international offshore drilling contractor, as Assistant General Counsel and served in a variety of capacities within the legal department until being named Senior Vice President and General Counsel in 1995. In 2001, Global Marine merged with Santa Fe International Corporation, an international land and offshore drilling contractor, to form GlobalSantaFe Corporation, where Mr. McCulloch continued to serve as Senior Vice President and General Counsel until the company's merger with Transocean Inc. in December 2007. Mr. McCulloch holds a B.A. from Tulane University and a J.D. from Tulane University School of Law.
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
Pablo G. Mercado. Mr. Mercado has served as our Vice President, Corporate Strategy & Treasurer since January 2014. Prior to that, Mr. Mercado served as Vice President - Corporate Development & Strategy from February 2013 to January 2014, and Vice President, Corporate Development from November 2011 to February 2013. From May 2005 to October 2011, Mr. Mercado was an investment banker in the Oil and Gas Group of Credit Suisse Securities (USA) LLC where he worked with oilfield services companies and other companies in the oil and gas industry, most recently as a Director. From 1998 to 2001 and 2003 to May 2005, Mr. Mercado was an investment banker at other firms, primarily working with companies in the oil and gas industry. Mr. Mercado holds a B.B.A. from the Cox School of Business, a B.A. in Economics from the Dedman College at Southern Methodist University, and an M.B.A from The University of Chicago Booth School of Business.
D. Lyle Williams, Jr. Mr. Williams has served as our Vice President - Operations Finance since January 2014 and was appointed as an executive officer in February 2015. Since January 2007, Mr. Williams has held various financial and operations roles, including Vice President - Finance and Accounting, Drilling and Subsea Segment; Senior Vice President - Downhole Technologies; Vice President - Subsea Products; and Vice President - Capital Equipment. Prior to joining Forum, Mr. Williams held various operations positions with Cooper Cameron Corporation, including Director of Operations - Engineered Products. He holds a B.A. in Economics and English from Rice University, and an M.B.A. from Harvard University Graduate School of Business Administration.

PART II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock trades on the NYSE under the trading symbol "FET." The following table sets forth, for each full quarterly period indicated, the high and low closing sales prices for our common stock as quoted on the NYSE:

Year Ended December 31, 2014	High	Low
First Quarter	$30.98	$24.66
Second Quarter	$36.43	$29.53
Third Quarter	$36.72	$30.61
Fourth Quarter	$29.79	$17.21

Year Ended December 31, 2013	High	Low
First Quarter	$28.98	$24.50
Second Quarter	$31.80	$25.72
Third Quarter	$31.06	$25.82
Fourth Quarter	$31.13	$25.99
As of February 25, 2015, there were approximately 200 shareholders of record of our common stock. In calculating the number of shareholders, we consider clearing agencies and security position listings as one shareholder for each agency or listing.
No dividends were declared or issued during 2014 or 2013, and we do not currently have any plans to pay cash dividends in the future. Our future dividend policy is within the discretion of our Board of Directors and will depend upon various factors, including our results of operations, financial condition, capital requirements and investment opportunities. In addition, our Credit Facility prohibits us from paying any cash dividends unless all of the following conditions are met: (i) no default exists under our Credit Facility or would result from the payment of such dividends, (ii) after giving effect to the payment of such dividends, we have a pro forma leverage ratio that is less than or equal to 3.25 to 1.00 and the borrowing availability under our Credit Facility is at least $40 million, (iii) the aggregate amount of cash dividends and other Restricted Payments (as defined in the Credit Facility) paid in any fiscal quarter does not exceed 50% of our consolidated EBITDA (as defined in the Credit Facility) for the four fiscal quarters ended immediately prior to such fiscal quarter and (iv) the aggregate amount of cash dividends and other Restricted Payments paid in any four consecutive fiscal quarters does not exceed 50% of our consolidated EBITDA for the four fiscal quarters ended immediately prior to such four consecutive fiscal quarters. The indenture governing our senior notes also restricts the payment of dividends.
Purchase of Equity Securities
Our Board of Directors authorized on October 27, 2014, a share repurchase program for the repurchase of outstanding shares of our Common Stock having an aggregate purchase price of up to $150 million. Shares may be repurchased under the program from time to time, in amounts and at prices that the company deems appropriate, subject to market and business conditions, applicable legal requirements and other considerations. The program may be executed using open market purchases pursuant to Rule 10b-18 under the Securities Exchange Act of 1934 (the "Exchange Act") in privately negotiated agreements, by way of issuer tender offers, Rule 10b5-1 plans or other transactions.

Shares of common stock purchased and placed in treasury during the three months ended December 31, 2014 were as follows:

Period	Total number of shares purchased (a)	Average price paid per share	Total number of shares purchased as part of publicly announced plan or programs	Maximum value of shares that may yet be purchased under the plan or program (in thousands)
October 1, 2014 - October 31, 2014	9,540	$28.04	—	$150,000
November 1, 2014 - November 30, 2014	1,627,204	$26.35	1,626,898	(42,875)
December 1, 2014 - December 31, 2014	2,844,671	$20.27	2,821,000	(57,125)
Total	4,481,415	$22.50	4,447,898	$50,000
(a) 33,517 of the 4,481,415 shares purchased during the three months ended December 31, 2014 were acquired from employees in connection with the settlement of income tax and related benefit withholding obligations arising from the vesting of restricted stock grants or stock options. The remaining 4,447,898 of these shares were purchased as part of the share repurchase program described above.
Performance Graph
The following graph compares total shareholder return on our common stock with the Standard & Poor’s 500 Stock Index and the Philadelphia Oil Service Sector Index ("OSX"), an index of oil and gas related companies that represents an industry composite of our peers. This graph covers the period from April 13, 2012, using the closing price for the first day of trading immediately following the effectiveness of our initial public offering per SEC regulations (rather than the IPO offering price of $20.00 per share), through December 31, 2014. This comparison assumes the investment of $100 on April 13, 2012, and the reinvestment of all dividends. The shareholder return set forth is not necessarily indicative of future performance.

The performance graph above is furnished and not filed for purposes of Section 18 of the Exchange Act and will not be incorporated by reference into any registration statement filed under the Securities Act of 1933 (the "Securities Act") unless specifically identified therein as being incorporated therein by reference. The performance graph is not soliciting material subject to Regulation 14A.
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
The selected historical financial data as of December 31, 2014 and 2013, and for the years ended December 31, 2014, 2013 and 2012 are derived from our audited consolidated financial statements and related notes thereto included herein. The selected historical data as of December 31, 2012, 2011 and 2010 and for the years ended December 31, 2011 and 2010 have been derived from our audited consolidated financial statements, which are not included in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of our results to be expected in any future period.

	Year ended December 31,
(in thousands, except per share information)	2014	2013	2012	2011	2010
Income Statement Data:
Net sales	$1,739,717	$1,524,811	$1,414,933	$1,128,131	$747,335
Total operating expenses	1,496,843	1,322,569	1,174,053	967,518	674,058
Earnings from equity investment	25,164	7,312	—	—	—
Operating income	268,038	209,554	240,880	160,613	73,277
Total other expenses	25,516	23,472	18,085	19,910	28,931
Income from continuing operations before income taxes	242,522	186,082	222,795	140,703	44,346
Provision for income tax expense	68,145	56,478	71,265	47,110	20,297
Net income	174,377	129,604	151,530	93,593	24,049
Less: Income attributable to noncontrolling interest	12	65	74	251	111
Net income attributable to common stockholders	174,365	129,539	151,456	93,342	23,938

Weighted average shares outstanding
Basic	92,628	90,697	80,111	63,270	53,798
Diluted	95,308	94,604	86,937	67,488	54,316
Earnings per share
Basic	$1.88	$1.43	$1.89	$1.48	$0.44
Diluted	$1.83	$1.37	$1.74	$1.38	$0.44

	As of December 31,
(in thousands)	2014	2013	2012	2011	2010
Balance Sheet Data:
Cash and cash equivalents	$76,579	$39,582	$41,063	$20,548	$20,348
Net property, plant and equipment	189,974	180,292	152,983	124,840	90,632
Total assets	2,221,628	2,168,869	1,892,980	1,607,315	818,332
Long-term debt	428,010	512,077	400,201	660,379	204,715
Total stockholders’ equity	1,395,356	1,330,355	1,161,472	654,493	462,523

	Year ended December 31,
(in thousands)	2014	2013	2012	2011	2010
Other financial data:
Net cash provided by operating activities	$269,966	$211,393	$137,941	$39,275	$65,981
Net cash used in investing activities	(70,691)	(289,030)	(184,523)	(550,114)	(19,216)
Net cash provided by / (used in) financing activities	(162,018)	77,054	65,782	510,148	(54,265)

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
We seek to design, manufacture and supply reliable products that create value for our diverse customer base, which includes, among others, oil and gas operators, land and offshore drilling contractors, oilfield service companies, subsea construction and service companies, and pipeline and refinery operators.
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

•
Production & Infrastructure segment. We design and manufacture products and provide related equipment and services to the well stimulation, production and infrastructure markets. Through this segment, we supply flow equipment, including well stimulation consumable products and related recertification and refurbishment services; production equipment, including well site production equipment and process equipment; and valve solutions, which includes a broad range of industrial and process valves.

Market Conditions
The demand for our products and services is ultimately driven by energy prices and the expectation of exploration and production companies as to future trends in those prices. The level of demand for our products and services is directly related to activity levels and the capital and operating budgets of our customers, which in turn are influenced heavily by the outlook for energy prices. Energy prices have historically been cyclical in nature, as exemplified by the recent decrease in oil prices. Current energy prices are affected by a wide range of factors and are difficult to predict.
As discussed in more detail below, energy prices have decreased significantly from the first half of 2014. Although the extent and duration of the decline in energy prices is difficult to predict, we expect the current market conditions to have a significant, adverse impact on our business in 2015.

The table below shows average crude oil and natural gas prices for West Texas Intermediate crude oil (WTI), United Kingdom Brent crude oil (Brent), and Henry Hub natural gas:

	2014	2013	2012
Average global oil, $/bbl
West Texas Intermediate	$93.21	$97.98	$94.10
United Kingdom Brent	$98.97	$108.64	$112.77

Average North American Natural Gas, $/Mcf
Henry Hub	$4.37	$3.73	$2.75
Average oil prices were approximately 7% lower in 2014 than 2013. Average natural gas prices were approximately 17% higher in 2014 than 2013. These oil and natural gas price levels during 2014 were sufficient to support high levels of exploration and production activity, including the continued development of offshore projects. Oil prices experienced a significant decline in the second half of 2014, declining over 17% from the average price during the first half and ending the year more than 50% off their June peak. As of February 25, 2015, the West Texas Intermediate oil price has continued to decline another 7% from the end of 2014. We expect the precipitous decline in oil prices over the last several months to have a significant negative impact on spending by our customers and therefore on our results of operations in 2015.
In addition to the commodity price levels, the average active rig count data below, based on the weekly Baker Hughes Incorporated rig count, reflect a broad measure of industry activity and resultant demand for our drilling, completion and production related products and services.

	2014	2013	2012
Active Rigs by Location
United States	1,862	1,761	1,919
Canada	379	353	364
International	1,337	1,296	1,233
Global Active Rigs	3,578	3,410	3,516

Land vs. Offshore Rigs
Land	3,193	3,033	3,165
Offshore	385	377	351
Global Active Rigs	3,578	3,410	3,516

U.S. Commodity Target, Land
Oil/Gas	1,526	1,373	1,359
Gas	333	383	556
Unclassified	3	5	4
Total U.S. Land Rigs	1,862	1,761	1,919

U.S. Well Path, Land
Horizontal	1,273	1,102	1,151
Vertical	377	435	552
Directional	212	224	216
Total U.S. Active Land Rigs	1,862	1,761	1,919
Generally, our sales are impacted by changes in rig activity and wells completed. The average U.S. rig count increased 6% from 2013, the international rig count increased 3% from 2013 and the Canadian rig count remained stable. The U.S. rig count peaked in September 2014 at 1,931 rigs. As a result of lower oil prices, the U.S. rig count experienced a 5% decline in the fourth quarter. As of February 25, 2015, the U.S. rig count has continued to decline an additional 29% from the end of 2014. Many oil and gas companies have announced substantially reduced capital spending plans, which is expected to result in a significant decline in the rig count in 2015.

In addition to the absolute number of active rigs, due to greater application of improved drilling and completion technologies, the current rig fleet is becoming more efficient, allowing more wells to be drilled per rig. The trends in the capabilities of the rig fleet are reflected in the table above through the increases in horizontal and directional drilling rigs as a portion of the total rig count. Although well completions are expected to decrease in 2015, we expect the decline to be less than the decrease in the overall rig count.
Acquisitions
On May 1, 2014, we completed the acquisition of Quality Wireline & Cable, Inc. ("Quality") for consideration of $38.3 million. Quality is a Calgary, Alberta based manufacturer of high-performance cased-hole electro-mechanical wireline cables and specialty cables for the oil and gas industry. Quality is included in the Drilling & Subsea segment.
On July 1, 2013, we completed two acquisitions and an investment in a joint venture for aggregate consideration of approximately $230.0 million, each of which were financed with cash on hand and borrowings under our Credit Facility. The three transactions included the following:

•
B+V Oil Tools, a manufacturer of pipe handling equipment used on offshore and onshore drilling rigs with locations in Hamburg, Germany and Willis, Texas. B+V Oil Tools is included in the Drilling & Subsea segment;

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
In February 2015, we completed the acquisition of J-Mac Tool, Inc. (“J-Mac”) for aggregate consideration of approximately $65.0 million. J-Mac, located in Fort Worth, Texas, manufactures hydraulic fracturing pumps, power ends, fluid ends and other pump accessories. The acquired business also provides repair and refurbishment services at its main location in Fort Worth and at other service center locations. J-Mac will be included in the Production & Infrastructure segment.
For additional information regarding our 2014, 2013, and 2012 acquisitions, please read Note 3 of the Notes to the Consolidated Financial Statements in Part II, Item 8 "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K.
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
Selling, general and administrative expenses as a percentage of total revenue. Selling, general and administrative expenses include payroll related costs for sales, marketing, administrative, accounting, information technology, certain engineering and human resources functions; audit, legal and other professional fees; insurance; franchise taxes not based on income; travel and entertainment; advertising and promotions; depreciation and amortization expense; bad debt expense; and other office and administrative related costs. Our management continually evaluates the level of our selling, general and administrative expenses in relation to our revenue and makes appropriate changes in light of activity levels to preserve and improve our profitability while meeting the on-going support and regulatory requirements of the business.
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

•
Since 2012, we have grown our business both organically and through strategic acquisitions. We have expanded and diversified our product portfolio and business lines with the acquisition of one business in 2014, two businesses and our joint venture investment in 2013 and four businesses in 2012. The historical financial data for periods prior to the acquisitions does not include the results of any of the acquired companies for the periods presented and, as such, does not provide an accurate indication of our future results.

•
As we integrate acquired companies and further implement internal controls, processes and infrastructure to operate in compliance with the regulatory requirements applicable to companies with publicly traded shares, it is likely that we will incur incremental selling, general and administrative expenses relative to historical periods.

Our future results will depend on our ability to efficiently manage our combined operations and execute our business strategy.

Results of operations
Year ended December 31, 2014 compared with year ended December 31, 2013

	Year ended December 31,		Favorable / (Unfavorable)
	2014	2013	$	%
(in thousands of dollars, except per share information)
Revenue:
Drilling & Subsea	$1,126,575	$940,807	$185,768	19.7%
Production & Infrastructure	614,442	585,495	28,947	4.9%
Eliminations	(1,300)	(1,491)	191	*
Total revenue	$1,739,717	$1,524,811	$214,906	14.1%
Cost of sales:
Drilling & Subsea	$732,408	$616,543	$(115,865)	(18.8)%
Production & Infrastructure	449,157	434,534	(14,623)	(3.4)%
Eliminations	(1,300)	(1,491)	(191)	*
Total cost of sales	$1,180,265	$1,049,586	$(130,679)	(12.5)%
Gross profit:
Drilling & Subsea	394,167	$324,264	$69,903	21.6%
Production & Infrastructure	165,285	150,961	14,324	9.5%
Total gross profit	$559,452	$475,225	$84,227	17.7%
Selling, general and administrative expenses:
Drilling & Subsea	192,897	$168,436	$(24,461)	(14.5)%
Production & Infrastructure	77,909	71,802	(6,107)	(8.5)%
Corporate	42,015	29,431	(12,584)	(42.8)%
Total selling, general and administrative expenses	$312,821	$269,669	$(43,152)	(16.0)%
Operating income:
Drilling & Subsea	$201,269	$155,828	$45,441	29.2%
Operating income margin %	17.9%	16.6%
Production & Infrastructure	112,541	86,471	26,070	30.1%
Operating income margin %	18.3%	14.8%
Corporate	(42,015)	(29,431)	(12,584)	(42.8)%
Total segment operating income	$271,795	$212,868	$58,927	27.7%
Operating income margin %	15.6%	14.0%
Transaction expenses	2,326	2,700	374	13.9%
(Gain)/loss on sale of assets	1,431	614	(817)	*
Income from operations	268,038	209,554	58,484	27.9%
Interest expense, net	29,847	18,370	(11,477)	(62.5)%
Other, net	(4,331)	2,953	7,284	*
Deferred loan costs written off	—	2,149	2,149	100.0%
Other (income) expense, net	25,516	23,472	(2,044)	(8.7)%
Income before income taxes	242,522	186,082	56,440	30.3%
Income tax expense	68,145	56,478	(11,667)	(20.7)%
Net income	174,377	129,604	44,773	34.5%
Less: Income attributable to non-controlling interest	12	65	(53)	*
Income attributable to common stockholders	$174,365	$129,539	$44,826	34.6%

Weighted average shares outstanding
Basic	92,628	90,697
Diluted	95,308	94,604
Earnings per share
Basic	$1.88	$1.43
Diluted	$1.83	$1.37
* not meaningful

Revenue
Our revenue for the year ended December 31, 2014 increased $214.9 million, or 14.1%, to $1,739.7 million compared to the year ended December 31, 2013. For the year ended December 31, 2014, our Drilling & Subsea segment and our Production & Infrastructure segment comprised 64.7% and 35.3% of our total revenue, respectively, compared to 61.6% and 38.4%, respectively, for the year ended December 31, 2013. The revenue changes by operating segment consisted of the following:
Drilling & Subsea segment — Revenue increased $185.8 million, or 19.7%, to $1,126.6 million during the year ended December 31, 2014 compared to the year ended December 31, 2013. The increase is primarily attributable to increased market activity as reflected in higher average rig counts as compared to the prior year. We have had particularly strong increases in sales of our pipe handling tools, other drilling capital and consumable products, downhole products and workclass remotely operated vehicles. A portion of the increase is attributable to two acquisitions closed in the third quarter 2013 and one in the second quarter 2014, offset by a small divestiture in the first quarter 2014.
Production & Infrastructure segment - Revenue increased $28.9 million, or 4.9%, to $614.4 million during the year ended December 31, 2014 compared to the year ended December 31, 2013. The increase in revenue was primarily due to a strong recovery in the market for our flow equipment products as sales of well stimulation products increased 45% over the prior year. This revenue increase was partially offset by lower shipments of surface production equipment products during the year as we experienced more intense competition for projects.
Segment operating income and segment operating margin percentage
Segment operating income for the year ended December 31, 2014 increased $58.9 million, or 27.7%, to $271.8 million compared to the year ended December 31, 2013.The segment operating margin percentage is calculated by dividing segment operating income by revenue. For the year ended December 31, 2014, the segment operating margin percentage of 15.6% represents an increase of 160 basis points from the 14.0% operating margin percentage for the year ended December 31, 2013. The change in operating margin percentage for each segment is explained as follows:
Drilling & Subsea segment — The operating margin percentage improved 130 basis points to 17.9% for the year ended December 31, 2014, from 16.6% for the year ended December 31, 2013. Severance and facility closure costs of $6.1 million were incurred in the third quarter 2013 to bring our cost structure in line with activity levels at that time and additional severance costs of $1.5 million were incurred in the fourth quarter 2014. Excluding these costs, the operating margin increased from 17.3% in 2013 to 18.0% in 2014. We believe these operating margins, that have excluded the costs described above, are useful to investors to assess operating performance especially when comparing periods. This increase of 70 basis points in the normalized operating margin is primarily attributable to greater volumes of higher margin drilling products, and overall lower selling, general and administrative costs as a percentage of revenue.
Production & Infrastructure segment — Operating margin percentage improved 350 basis points to 18.3% for the year ended December 31, 2014, from 14.8% for the year ended December 31, 2013. The improvement in operating margin percentage was attributable to improved margins in flow equipment on higher activity levels and higher equity earnings from the investment in Global Tubing, LLC joint venture acquired mid-year in 2013.
Corporate — Selling, general and administrative expenses for Corporate increased $12.6 million, or 42.8%, for the year ended December 31, 2014 compared to the year ended December 31, 2013 due to higher personnel costs and professional fees. Included in the 2014 and 2013 expenses are severance charges of $1.5 million and $0.4 million, respectively. Corporate costs include, among other items, payroll related costs for general management and management of finance and administration, legal, human resources, information technology, professional fees for legal, accounting and related services, and marketing costs.
Other items not included in segment operating income
Several items are not included in segment operating income, but are included in total operating income. These items include: transaction expenses and gains/losses from the sale of assets. Transaction expenses relate to legal and other advisory costs incurred in acquiring businesses, including fees to accomplish an internal legal entity restructuring, and are not considered to be part of segment operating income. These costs were $2.3 million and $2.7 million for the years ended December 31, 2014 and 2013, respectively. Included as a reduction to the equity earnings of Global Tubing LLC for the year ended December 31, 2013 were $0.8 million of transaction expenses. In the year ended December 31, 2014, we recognized a loss of $1.4 million on sales of assets, primarily from a loss of $0.8 million on the sale of our subsea pipe joint protective coatings business.

Other income and expense
Other income and expense includes interest expense, foreign exchange gains and losses and deferred loan costs written off. We incurred $29.8 million of interest expense during the year ended December 31, 2014, an increase of $11.5 million from the year ended December 31, 2013. The increase in interest expense was attributable to the higher interest rate on our Senior Notes issued in the fourth quarter 2013 compared to the relatively lower variable interest rate under our Credit Facility. The term loan under our Credit Facility was paid off from the net proceeds on our Senior Notes. Accordingly, unamortized debt issue costs of $2.1 million associated with the term loan were charged to expense during 2013. The change in foreign exchange gains or losses is primarily the result of movements in the British pound relative to the U.S. dollar, resulting in net losses in 2013 and net gains in 2014.
Taxes
Tax expense includes current income taxes expected to be due based on taxable income to be reported during the periods in the various jurisdictions in which we conduct business, and deferred income taxes based on changes in the tax effect of temporary differences between the bases of assets and liabilities for financial reporting and tax purposes at the beginning and end of the respective periods. The effective tax rate, calculated by dividing total tax expense by income before income taxes, was 28.1% and 30.4% for the years ended December 31, 2014 and 2013, respectively. The effective tax rate for the year ended December 31, 2014 is lower than the comparable period in 2013 primarily due to a higher proportion of our earnings being generated outside the United States in jurisdictions subject to lower tax rates and benefits received from certain domestic tax incentives. The effective tax rate can vary from period to period depending on our relative mix of U.S. and non-U.S. earnings.

Year ended December 31, 2013 compared to year ended December 31, 2012

	Year ended December 31,		Favorable / (Unfavorable)
	2013	2012	$	%
(in thousands of dollars, except per share information)
Revenue:
Drilling & Subsea	$940,807	$826,500	$114,307	13.8%
Production & Infrastructure	585,495	589,204	(3,709)	(0.6)%
Eliminations	(1,491)	(771)	$(720)	*
Total revenue	$1,524,811	$1,414,933	$109,878	7.8%
Cost of sales:
Drilling & Subsea	$616,543	529,294	$(87,249)	(16.5)%
Production & Infrastructure	434,534	423,353	(11,181)	(2.6)%
Eliminations	(1,491)	(771)	$720	*
Total cost of sales	$1,049,586	$951,876	$(97,710)	(10.3)%
Gross profit:
Drilling & Subsea	$324,264	297,206	$27,058	9.1%
Production & Infrastructure	150,961	165,851	(14,890)	(9.0)%
Total gross profit	$475,225	$463,057	$12,168	2.6%
Selling, general and administrative expenses:
Drilling & Subsea	$168,436	136,046	$(32,390)	(23.8)%
Production & Infrastructure	71,802	68,594	(3,208)	(4.7)%
Corporate	29,431	20,628	(8,803)	(42.7)%
Total selling, general and administrative expenses	$269,669	$225,268	$(44,401)	(19.7)%
Operating income:
Drilling & Subsea	$155,828	161,160	$(5,332)	(3.3)%
Operating income margin %	16.6%	19.5%
Production & Infrastructure	86,471	97,257	(10,786)	(11.1)%
Operating income margin %	14.8%	16.5%
Corporate	(29,431)	(20,628)	(8,803)	(42.7)%
Total segment operating income	$212,868	$237,789	$(24,921)	(10.5)%
Operating income margin %	14.0%	16.8%
Contingent consideration expense (benefit)	—	(4,568)	(4,568)	*
Impairment of intangible assets	—	1,161	1,161	*
Transaction expenses	2,700	1,751	(949)	54.2%
(Gain)/loss on sale of assets	614	(1,435)	(2,049)	(142.8)%
Income from operations	209,554	240,880	(31,326)	13.0%
Interest expense, net	18,370	16,372	(1,998)	(12.2)%
Other, net	2,953	1,713	(1,240)	*
Deferred loan costs written off	2,149	—	(2,149)	100.0%
Other (income) expense, net	23,472	18,085	(5,387)	(29.8)%
Income before income taxes	186,082	222,795	(36,713)	(16.5)%
Income tax expense	56,478	71,265	14,787	20.7%
Net income	129,604	151,530	(21,926)	(14.5)%
Less: Income attributable to non-controlling interest	65	74	(9)	*
Income attributable to common stockholders	$129,539	$151,456	$(21,917)	(14.5)%

Weighted average shares outstanding
Basic	90,697	80,111
Diluted	94,604	86,937
Earnings per share
Basic	$1.43	$1.89
Diluted	$1.37	$1.74
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
Production & Infrastructure segment — Revenue decreased $3.7 million, or 0.6%, to $585.5 million during the year ended December 31, 2013 compared to the year ended December 31, 2012. The net decrease in revenue was driven by 18.7% lower sales of our well stimulation products, as orders remain at depressed levels compared to 2012 on lower utilization of our customers' pressure pumping equipment. This decrease is partially offset by 10.6% higher sales of our surface production equipment.
Segment operating income and segment operating margin percentage
Segment operating income for the year ended December 31, 2013 decreased $24.9 million, or 10.5%, to $212.9 million compared to the year ended December 31, 2012. The segment operating margin percentage is calculated by dividing segment operating income by revenue. For the year ended December 31, 2013, the segment operating margin percentage of 14.0% represents a decline of 280 basis points over the 16.8% operating margin percentage for the year ended December 31, 2012. As discussed further below, the decrease in operating margin percentage arose on drilling and well stimulation products as reduced activity levels in these areas resulted in higher fixed cost per unit sold.
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
Drilling & Subsea segment — The operating margin percentage declined 290 basis points to 16.6% for the year ended December 31, 2013 from19.5% for the year ended December 31, 2012. Excluding the severance and facility closure charges, the adjusted operating margin percentage of 17.3% is down 220 basis points compared to the year earlier period. The decline in operating margin percentage is primarily attributable to drilling products, with most of that decline occurring in the first half of the year. International orders for drilling products received in the first half of 2013 had longer lead times compared to our historical experience, with delivery in late 2013 and early 2014. We carried a higher cost base into 2013 on the expectation of improving drilling activity levels; however, as revenue declined in the first half of the year, our margins suffered. The cost saving measures implemented in the second half of the year, coupled with increased shipments of the longer dated international orders received in the first half of the year, contributed to good margin recovery for drilling products in the second half of 2013. We also experienced a decline in our downhole products operating margin percentage as a higher proportion of shipments were destined for lower margin international projects.
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
At December 31, 2014, we had cash and cash equivalents of $76.6 million and total debt of $428.9 million. We believe that cash on hand, cash generated from operations and amounts available under the Credit Facility will be sufficient to fund operations, working capital needs, capital expenditure requirements and financing obligations for the foreseeable future.
Our total 2015 capital expenditure budget is approximately $35.0 million, which consists of, among other items, investments in maintaining and expanding certain manufacturing facilities, replacing end of life machinery and equipment, maintaining our rental fleet of subsea equipment, and general maintenance capital expenditures of approximately $30.0 million. This budget does not include expenditures for potential business acquisitions.

The amount of capital expenditures incurred in 2014 was $53.8 million. These expenditures were funded from internally generated funds. We believe cash flows from operations should be sufficient to fund our capital requirements for 2015.
Although we do not budget for acquisitions, pursuing growth through acquisitions is a significant part of our business strategy. We expanded and diversified our product portfolio with the acquisition of one business in the second quarter 2014 for total consideration of $38.3 million, two businesses and our joint venture investment in 2013 for total consideration (net of cash acquired) of approximately $230.0 million, and four businesses in 2012 for total consideration (net of cash acquired) of approximately $139.3 million. We used cash on hand and borrowings under the Credit Facility to finance these acquisitions. We continue to actively review acquisition opportunities on an ongoing basis. Our ability to make significant additional acquisitions for cash may require us to obtain additional equity or debt financing, which we may not be able to obtain on terms acceptable to us or at all.
In October 2014, our Board of Directors approved a share repurchase program for the repurchase of outstanding shares of our common stock with an aggregate purchase price of up to $150 million. Shares may be repurchased under the program from time to time, in amounts and at prices that we deem appropriate, subject to market and business conditions, applicable legal requirements and other considerations. In the fourth quarter of 2014, we purchased approximately 4.4 million shares of stock under this program for aggregate consideration of approximately $100 million.
Our cash flows for the years ended December 31, 2014, 2013 and 2012 are presented below (in millions):

	Year ended December 31,
	2014	2013	2012
Net cash provided by operating activities	$270.0	$211.4	$137.9
Net cash used in investing activities	(70.7)	(289.0)	(184.5)
Net cash provided by (used in) financing activities	(162.0)	77.1	65.8
Net increase (decrease) in cash and cash equivalents	37.0	(1.5)	20.5
Free cash flow, before acquisitions	$218.9	$152.1	$100.4
Free cash flow, a non-GAAP financial measure, is defined as net income, increased by non-cash charges included in net income (e.g., depreciation and amortization and deferred income taxes), increased or decreased by changes in net working capital, less capital expenditures for property and equipment net of proceeds from sale of property and equipment and other, plus the payment of contingent consideration included in operating activities. Management believes free cash flow is an important measure because it encompasses both profitability and capital management in evaluating results. A reconciliation of cash flow from operating activities to free cash flow, before acquisitions, is as follows (in millions):

	Year ended December 31,
	2014	2013	2012
Cash flow from operating activities	$270.0	$211.4	$137.9
Payment of contingent consideration included in operating activities	—	—	7.1
Capital expenditures for property and equipment	(53.8)	(60.3)	(49.7)
Proceeds from sale of property and equipment	2.7	1.0	5.1
Free cash flow, before acquisitions	$218.9	$152.1	$100.4
Cash flows provided by operating activities
Net cash provided by operating activities was $270.0 million and $211.4 million for the year ended December 31, 2014 and 2013, respectively. Cash provided by operations increased as a result of higher earnings offset slightly by higher incremental investments in working capital as a result of higher activity levels as compared to the year ended December 31, 2013.
Net cash provided by operating activities was $211.4 million and $137.9 million for the years ended December 31, 2013 and 2012, respectively. Cash provided by operations increased as a result of reduced investments in working capital as compared to the prior year, primarily inventory, which added $33.1 million as compared to the use of cash of $100.3 million in the prior year. Offsetting the positive impacts of the reduced investments in working capital was a decrease in net income to $129.6 million for the year ended December 31, 2013, from $151.5 million for the year ended December 31, 2012.
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
Cash flows used in investing activities
Net cash used in investing activities was $70.7 million and $289.0 million for the year ended December 31, 2014 and 2013, respectively, a $218.3 million decrease. The decrease was primarily due to consideration of $38.3 million paid for an acquisition during the year ended December 31, 2014 compared to the consideration of $229.7 million paid for two acquisitions and an investment in a joint venture closed during the year ended December 31, 2013. Additionally, a lower investment in property and equipment of $53.8 million was made during the year ended December 31, 2014 compared an investment of $60.3 million during the year ended December 31, 2013.
Net cash used in investing activities was $289.0 million and $184.5 million for the years ended December 31, 2013 and December 31, 2012, respectively, a $104.5 million increase. Of this increase, $229.7 million was used to fund the acquisitions during the year ended December 31, 2013 compared with $139.9 million used for acquisitions in the year ended December 31, 2012. Additionally, a higher investment in property and equipment of $60.3 million was made during the year ended December 31, 2013 compared an investment of $49.7 million during the year ended December 31, 2012.
Other than capital required for acquisitions, we expect to fund all maintenance and other growth capital expenditures from our current cash on hand and from internally generated funds.
Cash flows provided by (used in) financing activities
Net cash used in financing activities was $162.0 million for the year ended December 31, 2014 and was primarily due to the repurchase of our stock for $96.6 million and the net pay down of long-term debt during the period of $84.2 million.
Net cash provided by financing activities was $77.1 million for the year ended December 31, 2013 and consisted primarily of net proceeds from our issuance of the senior notes and other borrowings under our Credit Facility, net of long-term debt repayment, contingent consideration payment and deferred financing costs. The net proceeds from the senior notes issuance were used to repay amounts outstanding under our Credit Facility.
Net cash provided by financing activities was $65.8 million for the year ended December 31, 2012 and consisted primarily of net proceeds from our IPO and concurrent private placement which were used to pay down a portion of the outstanding borrowings under our Credit Facility, and payment of contingent consideration with respect to acquisitions.
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
We may redeem the Senior Notes due 2021:

•	beginning on October 1, 2016 at a redemption price of 104.688% of their principal amount plus accrued and unpaid interest and additional interest, if any; then

•	at a redemption price of 103.125% of their principal amount plus accrued and unpaid interest and additional interest, if any, for the twelve-month period beginning October 1, 2017; then

•	at a redemption price of 101.563% of their principal amount plus accrued and unpaid interest and additional interest, if any, for the twelve-month period beginning October 1, 2018; and then

•	at a redemption price of 100.000% of their principal amount plus accrued interest and unpaid interest and additional interest, if any, beginning on October 1, 2019.

•
We may also redeem some or all of the Senior Notes due 2021 before October 1, 2016 at a redemption price of 100.000% of the principal amount, plus accrued and unpaid interest and additional interest, if any, to the redemption date, plus an applicable premium.

•
In addition, before October 1, 2016, we may redeem up to 35% of the aggregate principal amount with the proceeds of certain equity offerings at 106.250% of their principal amount plus accrued and unpaid interest and additional interest, if any; we may make such redemption only if, after any such redemption, at least 65% of the aggregate principal amount originally issued remains outstanding.

Credit Facility
We have a Credit Facility with Wells Fargo Bank, National Association, as administrative agent, and several financial institutions as lenders, which provides for a $600.0 million revolving credit facility, including up to $75.0 million available for letters of credit and up to $25.0 million in swingline loans. Subject to terms of the Credit Facility, we have the ability to increase the Credit Facility by an additional $300.0 million. Our Credit Facility matures in November 2018. Weighted average interest rates under the Credit Facility at December 31, 2014 and 2013 were 1.91% and 2.17%, respectively.
All of the obligations under the Credit Facility are secured by first priority liens (subject to permitted liens) on substantially all of the assets of the Company and its wholly-owned domestic restricted subsidiaries, with exceptions for real property and certain other assets set forth in the Credit Facility. Additionally, all of the obligations under the Credit Facility are guaranteed by the wholly-owned domestic restricted subsidiaries of the Company. As of December 31, 2014, we had $25.0 million of borrowings outstanding under our Credit Facility, $10.7 million of outstanding letters of credit and the capacity to borrow an additional $564.3 million under the Credit Facility.
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
We were in compliance with all financial covenants at December 31, 2014 and we anticipate that we will continue to be in compliance in 2015.
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
The Credit Facility also provides for a commitment fee in the amount of 0.25% to 0.50% per annum (with the applicable rate depending upon our ratio of total funded debt to EBITDA) on the unused portion of commitments.
If an event of default exists under the Credit Facility, lenders holding greater than 50% of the aggregate outstanding loans and letter of credit obligations and unfunded commitments have the right to accelerate the maturity of the obligations outstanding under the Credit Facility and exercise other rights and remedies. Each of the following constitutes an event of default under the Credit Facility:

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
Off-balance sheet arrangements
As of December 31, 2014, we had no off-balance sheet instruments or financial arrangements, other than operating leases entered into in the ordinary course of business.

Contractual obligations
Our debt, lease and financial obligations as of December 31, 2014 will mature and become due and payable according to the following table (in thousands):

	2015	2016	2017	2018	2019	After 2019	Total
Senior notes due October 2021 (1)	$25,000	$25,000	$25,000	$25,000	$25,000	$443,750	$568,750
Senior secured credit facility (2)	478	478	478	25,398	—	—	26,832
Other debt	840	209	—	—	—	—	1,049
Operating leases	19,110	16,921	12,117	8,823	7,443	20,084	84,498
Letters of credit	7,340	2,618	747	—	—	—	10,705
Pension	495	371	357	364	361	6,719	8,667
Total	$53,263	$45,597	$38,699	$59,585	$32,804	$470,553	$700,501
(1) Includes 8 years of interest on $400 million of senior notes at 6.25% that become due in 2021.
(2) Includes interest on the Credit Facility calculated using the weighted average interest rate of 1.91% at December 31, 2014.
Inflation
Global inflation has been relatively low in recent years and did not have a material impact on our results of operations during 2014, 2013 or 2012. Although the impact of inflation has been insignificant in recent years, it is still a factor in the global economy and we tend to experience inflationary pressure on the cost of raw materials and components used in our products.
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
Revenue generated from long-term contracts, typically longer than six months in duration, is recognized on the percentage-of-completion method of accounting. Approximately 10% of our 2014 revenue was accounted for on this basis. There are significant estimates and judgments involved in recognizing revenue over the term of the contract. For that portion of our business accounted for on the percentage-of-completion method, we generally recognize revenue and cost of goods sold each period based upon the advancement of the work-in-progress. The percentage complete is determined based on the ratio of costs incurred to date to total estimated costs for the project. The percentage-of-completion method requires management to calculate reasonably dependable estimates of progress towards completion and total contract costs. Each period these long-term contracts are reevaluated and may result in upward or downward revisions in estimated total costs, which are accounted for in the period of the change to reflect a catch up adjustment for the cumulative impact from inception of the contract to date in the period of the revision. Whenever revisions of estimated contract costs and contract value indicates that the contract costs will exceed estimated revenue, thus creating a loss, a provision for the total estimated loss is recorded in that period.
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
For goodwill and intangible assets with indefinite lives, an assessment for impairment is performed annually or whenever an event indicating impairment may have occurred. We typically complete our annual impairment test for goodwill and other indefinite-lived intangibles using an assessment date of December 31. Goodwill is reviewed for impairment by comparing the carrying value of each reporting unit’s net assets, including allocated goodwill, to the estimated fair value of the reporting unit. As of December 31, 2014, we had six reporting units. We determine the fair value of our reporting units using a discounted cash flow approach. Determining the fair value of a reporting unit requires judgment and the use of significant estimates and assumptions. Such estimates and assumptions include revenue growth rates, future operating margins, the weighted average cost of capital, and future market conditions, among others. We believe that the estimates and assumptions used in our impairment assessments are reasonable. If the reporting unit’s carrying value is greater than its fair value, a second step is performed whereby the implied fair value of goodwill is estimated by allocating the fair value of the reporting unit in a hypothetical purchase price allocation analysis. We recognize a goodwill impairment charge for the amount by which the carrying value of goodwill exceeds its reassessed fair value. At December 31, 2014, we performed our annual impairment test on each of our reporting units and concluded that there had been no impairment because the estimated fair values of each of those reporting units exceeded its carrying value.

Income taxes
We follow the liability method of accounting for income taxes. Under this method, deferred income tax assets and liabilities are determined based upon temporary differences between the carrying amounts and tax bases of our assets and liabilities at the balance sheet date, and are measured using enacted tax rates and laws that will be in effect when the differences are expected to reverse. We record a valuation allowance whenever management believes that it is more likely than not that any deferred tax asset will not be realized. We must apply judgment in assessing the realizability of deferred tax assets, including estimating our future taxable income, to predict whether a future cash tax reduction will be realized from the deferred tax asset. Any changes in the valuation allowance due to changes in circumstances and estimates are recognized in income tax expense in the period the change occurs.
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
Cautionary note regarding forward-looking statements
This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. These forward-looking statements are subject to a number of risks and uncertainties, many of which are beyond the Company's control. All statements, other than statements of historical fact, included in this Annual Report on Form 10-K regarding our strategy, future operations, financial position, estimated revenues and losses, projected costs, prospects, plans and objectives of management are forward-looking statements. When used in this Annual Report on Form 10-K, the words "will," "could," "believe," "anticipate," "intend," "estimate," "expect," "may," "continue," "predict," "potential," "project" and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words.
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
Non-U.S. currency exchange rates
In certain regions, we conduct our business in currencies other than the U.S. dollar and the functional currency is the applicable local currency. We operate primarily in the U.S., Canadian and UK markets, and as a result our primary exposure to fluctuations in currency exchange rates relates to fluctuations between the U.S. dollar and the Canadian dollar, the British pound sterling, the Euro, and, to a lesser degree, the Mexican Peso and the Singapore dollar. In countries in which we operate in the local currency, the effects of currency fluctuations are largely mitigated because local expenses of such operations are also generally denominated in the local currency. There may be instances, however, in which costs and revenue will not be matched with respect to currency denomination and we may experience economic loss and a negative impact on earnings or net assets solely as a result of foreign currency exchange rate fluctuations. To the extent that we continue our expansion on a global basis, management expects that increasing portions of revenue, costs, assets and liabilities will be subject to fluctuations in foreign currency valuations.
Assets and liabilities for which the functional currency is the local currency are translated using the exchange rates in effect at the balance sheet date, resulting in translation adjustments that are reflected as accumulated other comprehensive income in the stockholders’ equity section on our consolidated balance sheet. We recorded $43.6 million in net foreign currency translation loss, net of tax, that is included in other comprehensive income for the year ended December 31, 2014 to reflect the net impact of the general weakening of other applicable currencies against the U.S. dollar. This translation loss was caused primarily by the relative weakening of the Euro and the British pound sterling, as the Euro and the British pound sterling depreciated 12% and 6%, respectively, relative to the U.S. dollar from December 31, 2013 to December 31, 2014.
Interest rates
At December 31, 2014, our long-term debt consisted of $402.8 million in 6.25% Senior Notes and $25.0 million in long-term borrowings under our Credit Facility. At December 31, 2014, the fair value of the Senior Notes approximated $378.1 million. We are subject to interest rate risk on our floating interest rate borrowings. Floating rate debt, where the interest rate fluctuates periodically, exposes us to short-term changes in market interest rates. All of the long-term debt outstanding under our Credit Facility is structured on floating interest rate terms. A one percentage point increase in the interest rates on our long-term debt outstanding under our Credit Facility as of December 31, 2014 would cause a $0.3 million pre-tax annual increase in interest expense.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Forum Energy Technologies, Inc.
In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of comprehensive income, of changes in stockholders’ equity and of cash flows present fairly, in all material respects, the financial position of Forum Energy Technologies, Inc. and its subsidiaries at December 31, 2014 and December 31, 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP
Houston, Texas
February 27, 2015

Forum Energy Technologies, Inc. and subsidiaries
Consolidated statements of comprehensive income

	Year ended December 31,
(in thousands, except per share information)	2014	2013	2012
Net sales	$1,739,717	$1,524,811	$1,414,933
Cost of sales	1,180,265	1,049,586	951,876
Gross profit	559,452	475,225	463,057
Operating expenses
Selling, general and administrative expenses	312,821	269,669	225,268
Contingent consideration (benefit)	—	—	(4,568)
Impairment of intangible assets	—	—	1,161
Transaction expenses	2,326	2,700	1,751
(Gain) loss on sale of assets	1,431	614	(1,435)
Total operating expenses	316,578	272,983	222,177
Earnings from equity investment	25,164	7,312	—
Operating income	268,038	209,554	240,880
Other expense (income)
Interest expense	29,847	18,370	16,372
Foreign exchange (gains) losses and other, net	(4,331)	2,953	1,713
Deferred loan costs written off	—	2,149	—
Total other expense	25,516	23,472	18,085
Income before income taxes	242,522	186,082	222,795
Provision for income tax expense	68,145	56,478	71,265
Net income	174,377	129,604	151,530
Less: Income attributable to noncontrolling interest	12	65	74
Net income attributable to common stockholders	174,365	129,539	151,456

Weighted average shares outstanding
Basic	92,628	90,697	80,111
Diluted	95,308	94,604	86,937
Earnings per share
Basic	$1.88	$1.43	$1.89
Diluted	$1.83	$1.37	$1.74

Other comprehensive income, net of tax:
Net income	174,377	129,604	151,530
Change in foreign currency translation, net of tax of $0	(43,694)	7,525	15,887
Gain (loss) on pension liability	(1,110)	223	—
Comprehensive income	129,573	137,352	167,417
Less: comprehensive (income) loss attributable to noncontrolling interests	46	72	(44)
Comprehensive income attributable to common stockholders	$129,619	$137,424	$167,373
The accompanying notes are an integral part of these consolidated financial statements.

Forum Energy Technologies, Inc. and subsidiaries
Consolidated balance sheets

(in thousands, except share information)	December 31, 2014	December 31, 2013
Assets
Current assets
Cash and cash equivalents	$76,579	$39,582
Accounts receivable—trade, net	287,045	250,272
Inventories, net	461,515	441,049
Prepaid expenses and other current assets	32,985	29,707
Costs and estimated profits in excess of billings	14,646	24,012
Deferred income taxes, net	22,389	24,846
Total current assets	895,159	809,468
Property and equipment, net of accumulated depreciation	189,974	180,292
Deferred financing costs, net	13,107	15,658
Intangibles, net	271,739	295,352
Goodwill	798,481	802,318
Investment in unconsolidated subsidiary	49,675	60,292
Other long-term assets	3,493	5,489
Total assets	$2,221,628	$2,168,869
Liabilities and equity
Current liabilities
Current portion of long-term debt	$840	$998
Accounts payable—trade	127,757	100,221
Accrued liabilities	126,890	96,529
Deferred revenue	10,919	15,837
Billings in excess of costs and profits recognized	15,785	6,398
Total current liabilities	282,191	219,983
Long-term debt, net of current portion	428,010	512,077
Deferred income taxes, net	98,188	97,774
Other long-term liabilities	17,318	8,069
Total liabilities	825,707	837,903
Commitments and contingencies
Equity
Common stock, $0.01 par value, 296,000,000 shares authorized, 97,865,278 and 96,306,753 shares issued	979	964
Additional paid-in capital	864,313	826,028
Treasury stock at cost, 8,108,983 and 3,585,098 shares	(132,480)	(30,249)
Warrants	—	687
Retained earnings	699,505	525,140
Accumulated other comprehensive income/(loss)	(36,961)	7,785
Total stockholders’ equity	1,395,356	1,330,355
Noncontrolling interest in subsidiary	565	611
Total equity	1,395,921	1,330,966
Total liabilities and equity	$2,221,628	$2,168,869
The accompanying notes are an integral part of these consolidated financial statements.

Forum Energy Technologies, Inc. and subsidiaries
Consolidated statements of cash flows

	Year ended December 31,
(in thousands, except share information)	2014	2013	2012
Cash flows from operating activities
Net income	$174,377	$129,604	$151,530
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation expense	37,414	36,166	31,458
Amortization of intangible assets	27,658	24,413	20,346
Share-based compensation expense	18,770	19,038	8,179
Earnings from equity investment, net of distributions	1,376	(1,376)	—
Payment of contingent consideration included in operating expense	—	—	(7,127)
Change in contingent consideration	—	—	(4,568)
Impairment of intangible assets	—	—	1,161
Deferred income taxes	(3,270)	15,622	(6,349)
Deferred loan costs written off	—	2,149	—
Other	6,601	1,083	2,108
Changes in operating assets and liabilities
Accounts receivable—trade	(44,727)	1,188	12,872
Inventories	(25,880)	33,135	(100,268)
Prepaid expenses and other current assets	(4,107)	(20,415)	15,636
Cost and estimated profit in excess of billings	8,742	(16,705)	5,403
Accounts payable, deferred revenue and other accrued liabilities	62,772	(1,475)	(4,781)
Billings in excess of costs and estimated profits earned	10,240	(11,034)	12,341
Net cash provided by operating activities	$269,966	$211,393	$137,941
Cash flows from investing activities
Acquisition of businesses, net of cash acquired	(38,289)	(181,718)	(139,889)
Investment in unconsolidated subsidiary	—	(112,241)	—
Distribution from unconsolidated subsidiary	—	64,228	—
Capital expenditures for property and equipment	(53,792)	(60,263)	(49,685)
Return of investment in unconsolidated subsidiary	9,240	—	—
Proceeds from sale of business, property and equipment	12,150	964	5,051
Net cash (used in) investing activities	$(70,691)	$(289,030)	$(184,523)
Cash flows from financing activities
Borrowings under Credit Facility	15,423	404,953	203,286
Issuance of Senior Notes	—	403,250	—
Repayment of long-term debt	(98,415)	(715,131)	(454,019)
Proceeds of IPO, net of offering costs	—	—	256,381
Proceeds from concurrent private placement	—	—	50,000
Payment of contingent consideration accrued at acquisition	—	(11,435)	(11,100)
Repurchases of stock	(96,632)	(4,316)	(56)
Excess tax benefits from stock based compensation	7,742	7,202	7,337
Proceeds from stock issuance	11,101	5,458	14,432
Payment of capital lease obligation	(1,231)	(924)	(464)
Deferred financing costs	(6)	(12,003)	(15)
Net cash provided by (used in) financing activities	$(162,018)	$77,054	$65,782
Effect of exchange rate changes on cash	(260)	(898)	1,315
Net increase (decrease) in cash and cash equivalents	36,997	(1,481)	20,515
Cash and cash equivalents
Beginning of period	39,582	41,063	20,548
End of period	$76,579	$39,582	$41,063
Supplemental cash flow disclosures
Interest paid	27,628	17,977	15,224
Income taxes paid	55,576	41,356	59,439
Noncash investing and financing activities
Insurance policy financed through notes payable	$—	$—	$6,348
Payment of contingent consideration via stock	—	4,075	3,341
Accrued purchases of property and equipment	765	1,526	—
The accompanying notes are an integral part of these consolidated financial statements.

Forum Energy Technologies, Inc. and subsidiaries
Consolidated statements of changes in stockholders’ equity

	Common Stock		Additional paid in capital	Treasury Shares		Warrants	Retained earnings	Accumulated other comprehensive income / (loss)	Total common Stockholders’ equity	Non controlling Interest	Total Equity
	Shares	Amount		Shares	Amount
								(in thousands of dollars, except share information)
Balance at December 31, 2011	71,447,389	$715	$424,430	(3,374,770)	$(25,877)	$27,097	$244,145	$(16,017)	$654,493	$639	$655,132
Stock issuance	30,821	—	499	—	—	—	—	—	499	—	499
Issuance of stock upon IPO, net of offering costs	13,889,470	139	256,242	—	—	—	—	—	256,381	—	256,381
Issuance of stock upon concurrent private placement	2,666,666	27	49,973	—	—	—	—	—	50,000	—	50,000
Restricted stock issuance	869,826	9	(9)	—	—	—	—	—	—	—	—
Stock based compensation expense	—	—	8,179	—	—	—	—	—	8,179	—	8,179
Exercised stock options	1,573,268	16	10,726	—	—	—	—	—	10,742	—	10,742
Exercise of warrants	363,044	3	3,883	—	—	(703)	—	—	3,183	—	3,183
Treasury stock	—	—	—	(2,829)	(56)	—	—	—	(56)	—	(56)
Excess tax benefits	—	—	7,337	—	—	—	—	—	7,337	—	7,337
Equity related to contingent consideration	206,053	2	3,339	—	—	—	—	—	3,341	—	3,341
Currency translation adjustment	—	—	—	—	—	—	—	15,917	15,917	(30)	15,887
Net income	—	—	—	—	—	—	151,456	—	151,456	74	151,530
Balance at December 31, 2012	91,046,537	$911	$764,599	(3,377,599)	$(25,933)	$26,394	$395,601	$(100)	$1,161,472	$683	$1,162,155
Restricted stock issuance, net of forfeitures	26,017	—	(1)	—	—	—	—	—	(1)	—	(1)
Stock based compensation expense	—	—	19,038	—	—	—	—	—	19,038	—	19,038
Exercised stock options	796,848	8	5,453	—	—	—	—	—	5,461	—	5,461
Exercise of warrants	4,272,775	43	25,664	—	—	(25,707)	—	—	—	—	—
Treasury stock	—	—	—	(207,499)	(4,316)	—	—	—	(4,316)	—	(4,316)
Excess tax benefits	—	—	7,202	—	—	—	—	—	7,202	—	7,202
Equity related to contingent consideration	164,576	2	4,073	—	—	—	—	—	4,075	—	4,075
Change in pension liability	—	—	—	—	—	—	—	223	223	—	223
Currency translation adjustment	—	—	—	—	—	—	—	7,662	7,662	(137)	7,525
Net income	—	—	—	—	—	—	129,539	—	129,539	65	129,604
Balance at December 31, 2013	96,306,753	$964	$826,028	(3,585,098)	$(30,249)	$687	$525,140	$7,785	$1,330,355	$611	$1,330,966
Restricted stock issuance, net of forfeitures	70,179	1	(680)	—	—	—	—	—	(679)	—	(679)
Stock based compensation expense	—	—	18,770	—	—	—	—	—	18,770	—	18,770
Exercised stock options	1,108,045	11	9,174	—	—	—	—	—	9,185	—	9,185
Exercise of warrants	248,189	2	685	—	—	(687)	—	—	—	—	—
Issuance of performance shares	21,603	—	(70)	—	—	—	—	—	(70)	—	(70)
Shares issued in employee stock purchase plan	110,509	1	2,664	—	—	—	—	—	2,665	—	2,665
Treasury stock	—	—	—	(4,523,885)	(102,231)	—	—	—	(102,231)	—	(102,231)
Excess tax benefits	—	—	7,742	—	—	—	—	—	7,742	—	7,742
Change in pension liability	—	—	—	—	—	—	—	(1,110)	(1,110)	—	(1,110)
Currency translation adjustment	—	—	—	—	—	—	—	(43,636)	(43,636)	(58)	(43,694)
Net income	—	—	—	—	—	—	174,365	—	174,365	12	174,377
Balance at December 31, 2014	97,865,278	$979	$864,313	(8,108,983)	$(132,480)	$—	$699,505	$(36,961)	$1,395,356	$565	$1,395,921
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
The change in amounts of the allowance for doubtful accounts during the three year period ended December 31, 2014 is as follows (in thousands):

Period ended	Balance at beginning of period	Charged to expense	Deductions or other	Balance at end of period
December 31, 2012	$5,795	$2,115	$(2,019)	$5,891
December 31, 2013	5,891	2,925	(3,091)	5,725
December 31, 2014	5,725	2,492	(2,571)	5,646
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

Forum Energy Technologies, Inc. and subsidiaries
Notes to consolidated financial statements (continued)

Property and equipment
Property and equipment are stated at cost less accumulated depreciation. Equipment held under capital leases are stated at the present value of minimum lease payments. Expenditures for property and equipment and for items which substantially increase the useful lives of existing assets are capitalized at cost and depreciated over their estimated useful life utilizing the straight-line method. Routine expenditures for repairs and maintenance are expensed as incurred. Depreciation is computed using the straight-line method based on the estimated useful lives of assets, generally three to twenty years. Property and equipment held under capital leases are amortized straight-line over the shorter of the lease term or estimated useful life of the asset. Gains or losses resulting from the disposition of assets are recognized in income, and the related asset cost and accumulated depreciation are removed from the accounts. Assets acquired in connection with business combinations are recorded at fair value.
Rental equipment consists of equipment leased to customers under operating leases. Rental equipment is recorded at cost and depreciated using the straight-line method over the estimated useful life of three to ten years.
The Company reviews long-lived assets for potential impairment whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable. In performing the review for impairment, future cash flows expected to result from the use of the asset and its eventual disposal are estimated. If the undiscounted future cash flows are less than the carrying amount of the assets, there is an indication that the asset may be impaired. The amount of the impairment is measured as the difference between the carrying value and the estimated fair value of the asset. The fair value is determined either through the use of an external valuation, or by means of an analysis of discounted future cash flows based on expected utilization. The impairment loss recognized represents the excess of the assets carrying value as compared to its estimated fair value. For the years ended December 31, 2014, 2013 and 2012, no impairments were recorded.
To the extent that asset retirement obligations are incurred, the Company records the fair value of an asset retirement obligation as a liability in the period in which the associated legal obligation is incurred. The fair values of these obligations are recorded as liabilities on a discounted basis. The costs associated with these liabilities are capitalized as part of the related assets and depreciated. Over time, the liabilities are accreted for any change in their present value. Asset retirement obligations as of December 31, 2014, 2013 and 2012 are not significant.
Goodwill and intangible assets
For goodwill and intangible assets with indefinite lives, an assessment for impairment is performed annually or whenever an event indicating impairment may have occurred. The Company completes its annual impairment test for goodwill and other indefinite-lived intangibles using an assessment date of December 31. Goodwill is reviewed for impairment by comparing the carrying value of each reporting unit’s net assets (including allocated goodwill) to the fair value of the reporting unit. The Company has six reporting units. The fair value of the reporting units is determined using a discounted cash flow approach. Determining the fair value of a reporting unit requires judgment and the use of significant estimates and assumptions. Such estimates and assumptions include revenue growth rates, operating margins, weighted average costs of capital and future market conditions, among others. The Company believes that the estimates and assumptions used in impairment assessments are reasonable. If the reporting unit’s carrying value is greater than its fair value, a second step is performed whereby the implied fair value of goodwill is estimated by allocating the fair value of the reporting unit in a hypothetical purchase price allocation analysis. The Company recognizes a goodwill impairment charge for the amount by which the carrying value of goodwill exceeds its fair value. The impairment test is a fair value test which includes assumptions such as growth and discount rates. Any impairment losses are reflected in operating income. In 2014, 2013 and 2012, no goodwill impairment losses were recorded as the estimated fair values of each reporting unit exceeded its carrying value.
Intangible assets with definite lives comprised of customer and distributor relationships, non-compete agreements, and patents are amortized on a straight-line basis over the life of the intangible asset, generally three to seventeen years. These assets are tested for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. No impairments to intangible assets were recorded in 2014 and 2013. During the year ended December 31, 2012, an impairment loss of $1.2 million was recorded on certain intangible assets resulting from a lack of business and orders related to a specific service line within the Production & Infrastructure segment. Refer to Note 7, Goodwill and intangible assets, for further discussion.

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
Changes in the Company’s warranty liability were as follows (in thousands):

Period ended	Balance at beginning of period	Charged to expense	Deductions or other	Balance at end of period
December 31, 2012	$4,914	$2,083	$(3,220)	$3,777
December 31, 2013	3,777	3,442	(1,939)	5,280
December 31, 2014	5,280	2,588	(2,554)	5,314
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

Forum Energy Technologies, Inc. and subsidiaries
Notes to consolidated financial statements (continued)

Concentration of credit risk
Financial instruments which potentially subject the Company to credit risk include trade accounts receivable. Trade accounts receivable consist of uncollateralized receivables from domestic and internationally based customers. For the years ended December 31, 2014, 2013 and 2012, no one customer accounted for 10% or more of the total revenue or 10% or more of the total accounts receivable balance at the end of the respective period.
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
Income taxes
The Company follows the liability method of accounting for income taxes. Under this method, deferred income tax assets and liabilities are determined based upon temporary differences between the carrying amounts and tax bases of the Company’s assets and liabilities at the balance sheet date, and are measured using enacted tax rates and laws that will be in effect when the differences are expected to reverse. The effect on deferred tax assets and liabilities of a change in the tax rates is recognized in income in the period in which the change occurs. The Company records a valuation allowance in each reporting period when management believes that it is more likely than not that any deferred tax asset created will not be realized.
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

Forum Energy Technologies, Inc. and subsidiaries
Notes to consolidated financial statements (continued)

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
The exercise price of each option is based on the Company’s stock price at the date of grant. The diluted earnings per share calculation excludes approximately 0.5 million stock options, 0.3 million stock options and warrants, and 1.0 million stock options and warrants for the years ended December 31, 2014, 2013 and 2012, respectively, because they were anti-dilutive as the option exercise price or warrant conversion price was greater than the average market price of the common stock.
The following is a reconciliation of the number of shares used for the basic and diluted earnings per share computations (shares in thousands):

	December 31,
	2014	2013	2012
Basic weighted average shares outstanding	92,628	90,697	80,111
Dilutive effect of stock option, restricted share plan and warrants	2,680	3,907	6,826
Diluted weighted average shares outstanding	95,308	94,604	86,937
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
In August 2014, the FASB issued Accounting Standards Update ("ASU") No. 2014-15, Presentation of Financial Statements - Going Concern. The new standard requires management to evaluate whether there are conditions and events that raise substantial doubt about an entity's ability to continue as a going concern for both annual and interim reporting periods. The guidance is effective for us for the fiscal year beginning January 1, 2016 and interim periods thereafter. The guidance is not expected to have a material impact on the Company's consolidated financial statements.
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

2014 Acquisition
Current assets, net of cash acquired	$7,596
Property and equipment	3,837
Intangible assets (primarily customer relationships)	11,527
Non-tax-deductible goodwill	20,573
Current liabilities	(1,615)
Long term liabilities	—
Deferred tax liabilities	(3,629)
Net assets acquired	$38,289
Revenue and net income related to the 2014 acquisition were not significant for the year ended December 31, 2014. Pro forma results of operations for the 2014 acquisition have not been presented because the effects were not material to the consolidated financial statements.

Forum Energy Technologies, Inc. and subsidiaries
Notes to consolidated financial statements (continued)

2013 Acquisitions
Effective July 1, 2013, the Company completed the following two acquisitions for aggregate consideration of approximately $180.0 million:

•
Blohm + Voss Oil Tools GmbH and related entities ("B+V Oil Tools"), a manufacturer of pipe handling equipment used on offshore and onshore drilling rigs with locations in Hamburg, Germany and Willis, Texas. B+V Oil Tools is included in the Drilling & Subsea segment; and

•
Moffat 2000 Ltd. ("Moffat"), a Newcastle, England based manufacturer of subsea pipeline inspection gauge launching and receiving systems, and subsea connectors. Moffat is included in the Drilling & Subsea segment.

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

Forum Energy Technologies, Inc. and subsidiaries
Notes to consolidated financial statements (continued)

Subsequent event
In February 2015, the Company completed the acquisition of J-Mac Tool, Inc. (“J-Mac”) for aggregate consideration of approximately $65.0 million. J-Mac, located in Fort Worth, Texas, manufactures hydraulic fracturing pumps, power ends, fluid ends and other pump accessories. The acquired business also provides repair and refurbishment services at its main location in Fort Worth and at other service center locations. J-Mac will be included in the Production & Infrastructure segment.
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
Condensed financial data for the equity investment in the unconsolidated subsidiary is summarized as follows:

	December 31, 2014	December 31, 2013
Current assets	$69,281	$48,673
Long-term assets	143,764	141,799
Current liabilities	17,835	13,718
Long-term liabilities	115,000	73,239

	Year ended December 31,	Six months ended December 31,
	2014	2013
Net revenues	$141,708	$53,371
Gross profit	68,086	23,538
Net income	52,590	15,067
The Company's earnings from equity investment	25,164	7,312
5. Inventories
The Company's significant components of inventory at December 31, 2014 and 2013 were as follows (in thousands):

	December 31, 2014	December 31, 2013
Raw materials and parts	$153,768	$139,573
Work in process	50,913	51,819
Finished goods	286,290	276,076
Gross inventories	490,971	467,468
Inventory reserve	(29,456)	(26,419)
Inventories	$461,515	$441,049

Forum Energy Technologies, Inc. and subsidiaries
Notes to consolidated financial statements (continued)

The change in the amounts of the inventory reserve during the three year period ended December 31, 2014 is as follows (in thousands):

Period ended	Balance at beginning of period	Charged to expense	Deductions or other	Balance at end of period
December 31, 2012	$17,440	$6,107	$(2,422)	$21,125
December 31, 2013	21,125	10,093	(4,799)	$26,419
December 31, 2014	26,419	8,171	(5,134)	$29,456
6. Property and equipment
Property and equipment consists of the following (in thousands):

		December 31,
	Estimated useful lives	2014	2013
Land		$10,200	$6,718
Buildings and leasehold improvements	7-20	74,829	53,025
Computer equipment	3-5	35,419	29,374
Machinery & equipment	5-10	116,157	102,937
Furniture & fixtures	3-10	7,125	6,625
Vehicles	3-5	10,615	11,247
Construction in progress		16,023	25,202
		270,368	235,128
Less: accumulated depreciation		(105,806)	(88,526)
Property & equipment, net		164,562	146,602

Rental equipment	3-10	78,709	110,455
Less: accumulated depreciation		(53,297)	(76,765)
Rental equipment, net		25,412	33,690

Total property & equipment, net		$189,974	$180,292
Depreciation expense was $37.4 million, $36.2 million and $31.5 million for the years ended December 31, 2014, 2013 and 2012.

Forum Energy Technologies, Inc. and subsidiaries
Notes to consolidated financial statements (continued)

7. Goodwill and intangible assets
Goodwill
The changes in the carrying amount of goodwill from January 1, 2013 to December 31, 2014, were as follows (in thousands):

	Drilling & Subsea		Production & Infrastructure		Total
	2014	2013	2014	2013	2014	2013
Goodwill Balance at January 1, net	$723,355	$616,520	$78,963	$79,279	$802,318	$695,799
Acquisitions, net of dispositions	16,918	100,257	—	—	16,918	100,257
Purchase accounting adjustment	—	97	—	—	—	97
Impact of non-U.S. local currency translation	(20,413)	6,481	(342)	(316)	(20,755)	6,165
Goodwill Balance at December 31, net	$719,860	$723,355	$78,621	$78,963	$798,481	$802,318
The Company performs its annual impairment tests of goodwill as of December 31. There was no impairment of goodwill during the years ended December 31, 2014, 2013 and 2012. The fair values were determined using the net present value of the expected future cash flows for each reporting unit. Accumulated impairment losses on goodwill were $40.0 million as of December 31, 2014 and 2013.
Intangible assets
At December 31, 2014 and 2013, intangible assets consisted of the following, respectively (in thousands):

	December 31, 2014
	Gross carrying amount	Accumulated amortization	Net amortizable intangibles	Amortization period (in years)
Customer relationships	$284,120	$(84,947)	$199,173	4-15
Patents and technology	31,069	(8,074)	22,995	5-17
Non-compete agreements	7,086	(5,761)	1,325	3-6
Trade names	48,149	(14,747)	33,402	10-15
Distributor relationships	22,160	(12,546)	9,614	8-15
Trademark	5,230	—	5,230	Indefinite
Intangible Assets Total	$397,814	$(126,075)	$271,739

	December 31, 2013
	Gross carrying amount	Accumulated amortization	Net amortizable intangibles	Amortization period (in years)
Customer relationships	$283,171	$(67,435)	$215,736	4-15
Patents and technology	33,843	(6,510)	27,333	5-17
Non-compete agreements	6,577	(5,108)	1,469	3-6
Trade names	46,654	(11,948)	34,706	10-15
Distributor relationships	22,160	(11,282)	10,878	8-15
Trademark	5,230	—	5,230	Indefinite
Intangible Assets Total	$397,635	$(102,283)	$295,352
During the year ended December 31, 2012, an impairment loss of $1.2 million was recorded on certain intangible assets resulting from a lack of business and orders related to a specific service line within the Production & Infrastructure segment. The impairment loss was measured using a discounted cash flows approach and was recorded for the amount by which the carrying value exceeded the estimated fair value of the intangible assets. The impaired intangible assets included customer relationships and trade names and is recorded under "Impairment of intangible assets" in the

Forum Energy Technologies, Inc. and subsidiaries
Notes to consolidated financial statements (continued)

consolidated statement of comprehensive income. No other indicators of intangible asset impairment occurred during the years ended December 31, 2014, 2013 and 2012.
Amortization expense was $27.7 million, $24.4 million and $20.3 million for the years ended December 31, 2014, 2013 and 2012, respectively. The total weighted average amortization period is 14 years and the estimated future amortization expense for the next five years is as follows (in thousands):

Year ending December 31,
2015	27,676
2016	26,993
2017	26,647
2018	26,566
2019	26,418
8. Debt
Notes payable and lines of credit as of December 31, 2014 and 2013 consisted of the following (in thousands):

	December 31, 2014	December 31, 2013
6.25% Senior notes due October 2021	$402,801	$403,208
Senior secured revolving credit facility	25,000	108,000
Other debt	1,049	1,867
Total debt	428,850	513,075
Less: current maturities	(840)	(998)
Long-term debt	$428,010	$512,077
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

Forum Energy Technologies, Inc. and subsidiaries
Notes to consolidated financial statements (continued)

The Company may redeem the Senior Notes due 2021:

•	beginning on October 1, 2016 at a redemption price of 104.688% of their principal amount plus accrued and unpaid interest and additional interest, if any; then

•	at a redemption price of 103.125% of their principal amount plus accrued and unpaid interest and additional interest, if any, for the twelve-month period beginning October 1, 2017; then

•	at a redemption price of 101.563% of their principal amount plus accrued and unpaid interest and additional interest, if any, for the twelve-month period beginning October 1, 2018; and then

•	at a redemption price of 100.000% of their principal amount plus accrued interest and unpaid interest and additional interest, if any, beginning on October 1, 2019.

•
We may also redeem some or all of the Senior Notes due 2021 before October 1, 2016 at a redemption price of 100.000% of the principal amount, plus accrued and unpaid interest and additional interest, if any, to the redemption date, plus an applicable premium.

•
In addition, before October 1, 2016, we may redeem up to 35% of the aggregate principal amount with the proceeds of certain equity offerings at 106.250% of their principal amount plus accrued and unpaid interest and additional interest, if any; we may make such redemption only if, after any such redemption, at least 65% of the aggregate principal amount originally issued remains outstanding.

Credit Facility
The Company has a Credit Facility, with a maturity date of November 2018, with several financial institutions as lenders, which provides for a $600.0 million credit facility with up to $75.0 million available for letters of credit and up to $25.0 million in swingline loans. Subject to terms of the Credit Facility, the Company has the ability to increase the revolving Credit Facility by an additional $300.0 million. Weighted average interest rates under the Credit Facility at December 31, 2014 and 2013 were 1.91% and 2.17%, respectively.
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
As of December 31, 2014, we had $25.0 million of borrowings outstanding under the Credit Facility, $10.7 million of outstanding letters of credit and the capacity to borrow an additional $564.3 million. The Company was in compliance with all financial covenants at December 31, 2014.
Other debt
Other debt consists primarily of various capital leases of equipment.
Debt issue costs
The Company has incurred loan costs that have been capitalized and are amortized to interest expense over the term of the Senior Notes and the Credit Facility. As a result, approximately $2.6 million, $2.2 million and $2.1 million were amortized to interest expense for the years ended December 31, 2014, 2013 and 2012, respectively. The estimated term over which debt issue costs related to the term loan were being amortized was revised in connection with the repayment of the term loan from the issuance of the Senior Notes. Accordingly, debt issue costs of $2.1 million that had been previously capitalized were charged to expense in 2013.

Forum Energy Technologies, Inc. and subsidiaries
Notes to consolidated financial statements (continued)

Future payments
Future principal payments under long-term debt for each of the years ending December 31 are as follows (in thousands):

2015	$840
2016	209
2017	—
2018	25,000
2019	—
Thereafter	402,801
$428,850
9. Income taxes
The components of the Company's income before income taxes for the years ended December 31, 2014, 2013 and 2012 are as follows (in thousands):

	2014	2013	2012
U.S.	$127,270	$108,680	$140,179
Non-U.S.	115,252	77,402	82,616
Income before income taxes	$242,522	$186,082	$222,795
The Company’s provision (benefit) for income taxes from continuing operations for the years ended December 31, 2014, 2013 and 2012 are as follows (in thousands):

	2014	2013	2012
Current
U.S. Federal and state	47,100	20,589	$55,591
Non-U.S.	24,315	20,748	22,023
Total current	71,415	41,337	77,614
Deferred
U.S. Federal and state	(2,080)	16,317	(4,788)
Non-U.S.	(1,190)	(1,176)	(1,561)
Total deferred	(3,270)	15,141	(6,349)
Provision for income tax expense	$68,145	$56,478	$71,265
The reconciliation between the actual provision for income taxes from continuing operations and that computed by applying the U.S. statutory rate to income before income taxes and noncontrolling interests are outlined below (in thousands):

	2014		2013		2012
Income tax expense at the statutory rate	$84,882	35.0%	$65,129	35.0%	$77,978	35.0%
State taxes, net of federal tax benefit	4,132	1.7%	3,428	1.9%	3,847	1.7%
Non-U.S. operations	(15,060)	(6.2)%	(6,908)	(3.7)%	(7,363)	(3.3)%
Domestic incentives	(4,412)	(1.8)%	(2,544)	(1.4)%	(2,202)	(1.0)%
Prior year federal, non-U.S. and state tax	(1,692)	(0.7)%	(4,059)	(2.2)%	(1,736)	(0.8)%
Nondeductible expenses	663	0.3%	1,341	0.7%	666	0.3%
Other	(368)	(0.2)%	91	0.1%	75	0.1%
Provision for income tax expense	$68,145	28.1%	$56,478	30.4%	$71,265	32.0%

Forum Energy Technologies, Inc. and subsidiaries
Notes to consolidated financial statements (continued)

The primary components of deferred taxes include (in thousands):

	2014	2013
Deferred tax assets
Reserves and accruals	$10,387	$7,149
Inventory	12,679	12,538
Stock awards	7,892	6,284
Other	820	146
Net operating loss and other tax credit carryforwards	365	1,858
Total deferred tax assets	32,143	27,975
Deferred tax liabilities
Property and equipment	(21,947)	(16,387)
Goodwill and intangible assets	(73,215)	(71,406)
Investment in unconsolidated subsidiary	(11,259)	(10,993)
Unremitted non-U.S. earnings	(740)	(740)
Prepaid expenses and other	(781)	(1,377)
Total deferred tax liabilities	(107,942)	(100,903)
Net deferred tax liabilities	$(75,799)	$(72,928)
At December 31, 2014, the Company had no U.S. net operating loss carryforwards. The Company had $0.4 million of non-U.S. net operating loss carryforwards with indefinite expiration dates. The Company anticipates being able to fully utilize the losses prior to their expiration.
At December 31, 2014, the Company had no foreign tax credit carryforwards.
Goodwill from certain acquisitions is tax deductible due to the acquisition structure as an asset purchase or due to tax elections made by the Company and the respective sellers at the time of acquisition.
The Company believes that it is more likely than not that deferred tax assets at December 31, 2014 and 2013 will be utilized to offset future taxable income and the reversal of taxable temporary differences. Consequently, no valuation allowance has been recorded in the financial statements.
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
The Company accounts for uncertain tax positions in accordance with guidance in FASB ASC 740, which prescribes the minimum recognition threshold a tax position taken or expected to be taken in a tax return is required to meet before being recognized in the financial statements. A reconciliation of the beginning and ending amount of uncertain tax positions is as follows (in thousands):

Balance at January 1, 2014	$4,607
Additional based on tax positions related to prior years	2,579
Reduction based on tax positions related to prior years	(620)
Lapse of statute of limitations	(310)
Balance at December 31, 2014	6,256
Deferred tax benefits on uncertain tax position related to U.S. and non-U.S. income tax	—
Net balance at December 31, 2014	$6,256

Forum Energy Technologies, Inc. and subsidiaries
Notes to consolidated financial statements (continued)

The Company does not anticipate any significant changes to the unrecognized tax benefits within the next twelve months.
The Company recognizes interest and penalties related to uncertain tax positions within the provision for income taxes in the consolidated statement of income. As of December 31, 2014 and 2013, we had accrued approximately $0.2 million and $0.1 million, respectively, in interest and penalties. During the years ended December 31, 2014 and 2013, we recognized no material change in the interest and penalties related to uncertain tax positions.
10. Fair value measurements
At December 31, 2014, the carrying value of the Credit Facility was $25.0 million and all of this debt incurs interest at a variable interest rate and, therefore, the carrying amount approximates fair value. The fair value of the debt is classified as a Level 2 measurement because interest rates charged are similar to other financial instruments with similar terms and maturities.
The fair value of the Company’s Senior Notes is estimated using Level 2 inputs in the fair value hierarchy and is based on quoted prices for those or similar instruments. At December 31, 2014, the fair value and the carrying value of the Company’s unsecured Senior Notes approximated $378.1 million and $402.8 million, respectively.
There were no other outstanding financial instruments as of December 31, 2014 and 2013 that required measuring the amounts at fair value on a recurring basis. The Company did not change its valuation techniques associated with recurring fair value measurements from prior periods and there were no transfers between levels of the fair value hierarchy during the year ended December 31, 2014.
11. Commitments and contingencies
Litigation
In the ordinary course of business, the Company is, and in the future, could be involved in various pending or threatened legal actions, some of which may or may not be covered by insurance. Management has reviewed such pending judicial and legal proceedings, the reasonably anticipated costs and expenses in connection with such proceedings, and the availability and limits of insurance coverage, and has established reserves that are believed to be appropriate in light of those outcomes that are believed to be probable and can be estimated. The reserves accrued at December 31, 2014 and 2013 are immaterial. In the opinion of management, the Company's ultimate liability, if any, with respect to these actions is not expected to have a material adverse effect on the Company’s financial position, results of operations or cash flows.
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

Forum Energy Technologies, Inc. and subsidiaries
Notes to consolidated financial statements (continued)

Operating leases
The Company has operating leases for warehouse, office space, manufacturing facilities and equipment. The leases generally require the Company to pay certain expenses including taxes, insurance, maintenance, and utilities. The minimum future lease commitments under noncancelable leases in effect at December 31, 2014 are as follows:

2015	$19,110
2016	16,921
2017	12,117
2018	8,823
2019	7,443
Thereafter	20,084
$84,498
Total rent expense was $20.8 million, $19.0 million and $16.1 million under operating leases for the years ended December 31, 2014, 2013 and 2012, respectively.
Letters of credit and guarantees
The Company executes letters of credit in the normal course of business to secure the delivery of product from specific vendors and also to guarantee the Company fulfilling certain performance obligations relating to certain large contracts. At December 31, 2014, the Company had $10.7 million in letters of credit.
12. Stockholders' equity and employee benefit plans
Warrants
The warrants outstanding as of December 31, 2013 were recorded to stockholders’ equity at their fair value at the time of issuance. During the year ended December 31, 2013, the Company's largest shareholder converted all of its 6,366,072 warrants pursuant to the terms of a warrant agreement and received 4,227,358 shares of the Company's common stock. All outstanding warrants expired on October 11, 2014 and were converted into shares of the Company's common stock.
Employee benefit plans
The Company sponsors a 401(k) savings plan, which benefits eligible employees by allowing them the opportunity to make contributions up to certain limits. The Company contributes by matching a percentage of each employee's contributions. Subsequent to the closing of all acquisitions, employees of those acquired entities will generally be eligible to participate in the Company's 401(k) savings plan. The Company also has the discretion to provide a profit sharing contribution to each participant depending on the Company’s performance for the applicable year. The expense under the Company's plan was $10.8 million, $8.2 million and $5.8 million for the years ended December 31, 2014, 2013 and 2012, respectively.
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
Stock repurchases
In October 2014, the Board of Directors approved a share repurchase program for the repurchase of outstanding shares of the Company's common stock with an aggregate purchase price of up to $150.0 million. Shares may be repurchased under the program from time to time, in amounts and at prices that are deemed appropriate, subject to market and business conditions, applicable legal requirements and other considerations. In the fourth quarter of 2014, the Company purchased approximately 4.4 million shares under this program for aggregate consideration of approximately $100.0 million.

Forum Energy Technologies, Inc. and subsidiaries
Notes to consolidated financial statements (continued)

13. Stock based compensation
FET share-based compensation plan
In August 2010, the Company created the 2010 Stock Incentive Plan (the "Plan") to allow for employees, directors and consultants of the Company and its subsidiaries to maintain stock ownership in the Company through the award of stock options, restricted stock, restricted stock units or any combination thereof. Under the terms of the Plan, 18.5 million shares have been authorized for awards and approximately 8.8 million shares remained available for future grants as of December 31, 2014.
The total amount of share-based compensation expense recorded was approximately $18.8 million, $19.0 million and $8.2 million for the years ended December 31, 2014, 2013 and 2012, respectively. As of December 31, 2014, the Company expects to record share-based compensation expense of approximately $25.4 million over the remaining term of the restricted stock and options of approximately 3 years. Future stock option grants will result in additional compensation expense.
Stock options
The exercise price of each option is based on the fair market value of the Company’s stock at the date of grant. Options may generally be exercised over a ten-year period and vest annually in equal increments over four years. The Company’s policy for issuing stock upon a stock option exercise is to issue new shares. Compensation expense is generally recognized on a straight line basis over the vesting period. The following tables provide additional information related to the options:

2014 Activity	Number of shares (in millions)	Weighted average exercise price	Remaining weighted average contractual life in years	Intrinsic value (in millions)
Beginning balance	6.0	$10.76	6.8	$106.5
Granted	0.4	$26.96		—
Exercised	(1.1)	$8.31		—
Forfeited/expired	(0.1)	$18.46		—
Total outstanding	5.2	$12.23	6.2	$44.5
Options exercisable	4.2	$9.42	5.8	$47.0
The assumptions used in the Black-Scholes pricing model to estimate the fair value of the options granted in 2014, 2013 and 2012 are as follows:

	2014	2013	2012
Weighted average fair value	$8.47	$8.41	$6.81
Assumptions
Expected life (in years)	6.25	6.25	6.25
Volatility	27%	30%	36%
Dividend yield	—%	—%	—%
Risk free interest rate	1.96%	1.17%	1.13% - 1.22%
The intrinsic value of the options exercised was $24.8 million in 2014, $19.2 million in 2013 and $25.0 million 2012. The intrinsic value is the amount by which the fair value of the underlying share exceeds the exercise price of an option.

Forum Energy Technologies, Inc. and subsidiaries
Notes to consolidated financial statements (continued)

Restricted stock
Restricted stock generally vests over a three or four year period from the date of grant. Further information about the restricted stock follows (shares in thousands):

Restricted stock
2014 Activity
Nonvested at beginning of year	822.3
Granted	56.8
Vested	(364.3)
Forfeited	(92.9)
Nonvested at the end of year	421.9
The weighted average grant date fair value of the restricted stock was $31.71, $29.83 and $22.26 per share during the years ended December 31, 2014, 2013 and 2012, respectively. The total fair value of shares vested was $10.9 million during 2014, $13.5 million during 2013 and $4.4 million during 2012.
Restricted stock units
Restricted stock units generally vest over a four year period from the date of grant. Further information about the restricted stock units follows (shares in thousands):

Restricted stock units
2014 Activity
Nonvested at beginning of year	404.4
Granted	631.2
Vested	(112.1)
Forfeited	(74.4)
Nonvested at the end of year	849.1
The weighted average grant date fair value of the restricted stock units was $27.81 and $25.53 per share during the years ended December 31, 2014 and 2013, respectively. The total fair value of units vested was $3.0 million during 2014.
Performance share awards
During 2014, the Company granted 115,610 performance share awards with service-vesting and market-vesting conditions. These awards may settle between zero and two shares of the Company's common stock. The number of shares issued pursuant to the performance share awards will be determined based on the total shareholder return of the Company's common stock as compared to a group of peer companies, measured annually over a three-year performance period.
14. Related party transactions
The Company entered into lease agreements for office and warehouse space and has sold and purchased inventory, services and fixed assets to and from various affiliates of certain directors. The dollar amounts related to these related party activities are not significant to the Company’s consolidated financial statements.

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
The amounts indicated below as "Corporate" relate to costs and assets not allocated to the reportable segments. Summary financial data by segment follows (in thousands):

	Year ended December 31,
	2014	2013	2012
Net sales:
Drilling & Subsea	$1,126,575	$940,807	$826,500
Production & Infrastructure	614,442	585,495	589,204
Intersegment eliminations	(1,300)	(1,491)	(771)
Total net sales	$1,739,717	$1,524,811	$1,414,933

Operating income:
Drilling & Subsea	$201,269	$155,828	$161,160
Production & Infrastructure	112,541	86,471	97,257
Corporate	(42,015)	(29,431)	(20,628)
Total segment operating income	271,795	212,868	237,789
Intangible asset impairment	—	—	1,161
Contingent consideration	—	—	(4,568)
Transaction expenses	2,326	2,700	1,751
(Gain)/loss on sale of assets	1,431	614	(1,435)
Income from operations	$268,038	$209,554	$240,880

Depreciation and amortization
Drilling & Subsea	$47,201	$43,971	$37,737
Production & Infrastructure	12,283	13,952	13,163
Corporate	5,588	2,656	904
Total depreciation and amortization	$65,072	$60,579	$51,804

Capital expenditures
Drilling & Subsea	$28,115	$40,991	$31,118
Production & Infrastructure	19,287	10,940	13,644
Corporate	6,390	8,332	4,923
Total capital expenditures	$53,792	$60,263	$49,685

Forum Energy Technologies, Inc. and subsidiaries
Notes to consolidated financial statements (continued)

A summary of consolidated assets by reportable segment is as follows (in thousands):

	As of December 31,
	2014	2013	2012
Assets
Drilling & Subsea	1,674,934	1,655,355	$1,413,944
Production & Infrastructure	488,225	468,520	435,496
Corporate	58,469	44,994	43,540
Total assets	$2,221,628	$2,168,869	$1,892,980
Corporate assets include primarily deferred tax assets and deferred loan costs.
Net sales by shipping destination and long-lived assets by country were as follows (in thousands):

	Year ended December 31,
Net sales:	2014		2013		2012
	$	%	$	%	$	%
United States	1,049,609	60.3%	918,795	60.2%	$894,969	63.3%
Europe & Africa	305,376	17.6%	225,381	14.8%	196,841	13.9%
Asia-Pacific	154,669	8.9%	151,790	10.0%	100,938	7.1%
Canada	103,077	5.9%	99,081	6.5%	114,197	8.1%
Middle East	65,498	3.8%	65,724	4.3%	49,568	3.5%
Latin America	61,488	3.5%	64,040	4.2%	58,420	4.1%
Total net sales	$1,739,717	100.0%	$1,524,811	100.0%	$1,414,933	100.0%

	As of December 31,
Long-lived assets:	2014	2013	2012
United States	939,699	970,109	$849,470
Europe & Africa	313,589	346,017	224,093
Canada	59,207	28,839	31,956
Asia-Pacific	9,132	9,465	7,512
Middle East	3,192	3,182	3,159
Latin America	1,650	1,789	1,913
Total long-lived assets	$1,326,469	$1,359,401	$1,118,103
Net sales by product lines were as follows (in thousands):

	Year ended December 31,
Net sales:	2014		2013		2012
	$	%	$	%	$	%
Drilling Technologies	614,765	35.4%	462,420	30.3%	$434,240	30.7%
Subsea Technologies	321,039	18.5%	316,418	20.8%	250,554	17.7%
Downhole Technologies	190,771	11.0%	161,970	10.6%	141,706	10.0%
Production Equipment	228,769	13.1%	251,428	16.5%	227,286	16.1%
Valve Solutions	207,456	11.9%	211,170	13.8%	210,608	14.9%
Flow Equipment	178,217	10.2%	122,896	8.1%	151,310	10.7%
Eliminations	(1,300)	(0.1)%	(1,491)	(0.1)%	(771)	(0.1)%
Total net sales	$1,739,717	100.0%	$1,524,811	100.0%	$1,414,933	100.0%

Forum Energy Technologies, Inc. and subsidiaries
Notes to consolidated financial statements (continued)

16. Condensed consolidating financial statements
The Senior Notes are guaranteed by our domestic subsidiaries which are 100% owned, directly or indirectly, by the Company. The guarantees are full and unconditional, joint and several and on an unsecured basis.

Condensed consolidating statements of operations and comprehensive income

	December 31, 2014
	FET (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
			(in thousands)
Net sales	$—	$1,266,376	$637,205	$(163,864)	$1,739,717
Cost of sales	—	887,428	453,785	(160,948)	1,180,265
Gross profit	—	378,948	183,420	(2,916)	559,452
Operating expenses
Selling, general and administrative expenses	—	244,577	68,244	—	312,821
Transaction expenses	—	2,326	—	—	2,326
(Gain) loss on sale of assets	—	1,238	193	—	1,431
Total operating expenses	—	248,141	68,437	—	316,578
Earnings from equity investment	—	25,164	—	—	25,164
Equity earnings from affiliate, net of tax	193,724	90,067	—	(283,791)	—
Operating income	193,724	246,038	114,983	(286,707)	268,038
Other expense (income)
Interest expense	29,783	78	(14)	—	29,847
Interest income with affiliate	—	(5,770)	—	5,770	—
Interest expense with affiliate	—	—	5,770	(5,770)	—
Foreign exchange (gains) losses and other, net	—	116	(4,447)	—	(4,331)
Deferred loan costs written off	—	—	—	—	—
Total other expense (income)	29,783	(5,576)	1,309	—	25,516
Income before income taxes	163,941	251,614	113,674	(286,707)	242,522
Provision for income tax expense	(10,424)	57,890	20,679	—	68,145
Net income	174,365	193,724	92,995	(286,707)	174,377
Less: Income attributable to noncontrolling interest	—	—	12	—	12
Net income attributable to common stockholders	174,365	193,724	92,983	(286,707)	174,365

Other comprehensive income, net of tax:
Net income	174,365	193,724	92,995	(286,707)	174,377
Change in foreign currency translation, net of tax of $0	(43,694)	(43,694)	(43,694)	87,388	(43,694)
Change in pension liability	(1,110)	(1,110)	(1,110)	2,220	(1,110)
Comprehensive income	129,561	148,920	48,191	(197,099)	129,573
Less: comprehensive (income) loss attributable to noncontrolling interests	—	—	46	—	46
Comprehensive income attributable to common stockholders	$129,561	$148,920	$48,237	$(197,099)	$129,619

Forum Energy Technologies, Inc. and subsidiaries
Notes to consolidated financial statements (continued)

Condensed consolidating statements of operations and comprehensive income

	December 31, 2013
	FET (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
			(in thousands)
Net sales	$—	$1,142,000	$510,460	$(127,649)	$1,524,811
Cost of sales	—	804,413	370,517	(125,344)	1,049,586
Gross profit	—	337,587	139,943	(2,305)	475,225
Operating expenses
Selling, general and administrative expenses	—	211,863	57,806	—	269,669
Other operating expense (income)	—	2,821	493	—	3,314
Total operating expenses	—	214,684	58,299	—	272,983
Earnings from equity investment	—	7,312	—		7,312
Equity earnings from affiliate, net of tax	142,799	53,520	—	(196,319)	—
Operating income	142,799	183,735	81,644	(198,624)	209,554
Other expense (income)
Interest expense	18,251	101	18	—	18,370
Interest income with affiliate	—	(3,987)	—	3,987	—
Interest expense with affiliate	—	—	3,987	(3,987)	—
Foreign exchange (gains) losses and other, net	—	(624)	3,577	—	2,953
Deferred loan costs written off	2,149	—	—	—	2,149
Total other expense (income)	20,400	(4,510)	7,582	—	23,472
Income before income taxes	122,399	188,245	74,062	(198,624)	186,082
Provision for income tax expense	(7,140)	45,446	18,172	—	56,478
Net income	129,539	142,799	55,890	(198,624)	129,604
Less: Income attributable to noncontrolling interest	—	—	65	—	65
Net income attributable to common stockholders	129,539	142,799	55,825	(198,624)	129,539

Other comprehensive income, net of tax:
Net income	129,539	142,799	55,890	(198,624)	129,604
Change in foreign currency translation, net of tax of $0	7,525	7,525	7,525	(15,050)	7,525
Change in pension liability	223	223	223	(446)	223
Comprehensive income	137,287	150,547	63,638	(214,120)	137,352
Less: comprehensive (income) loss attributable to noncontrolling interests	—	—	72	—	72
Comprehensive income attributable to common stockholders	$137,287	$150,547	$63,710	$(214,120)	$137,424

Forum Energy Technologies, Inc. and subsidiaries
Notes to consolidated financial statements (continued)

Condensed consolidating statements of operations and comprehensive income

	December 31, 2012
	FET (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
			(in thousands)
Net sales	$—	$1,072,732	$474,864	$(132,663)	$1,414,933
Cost of sales	—	742,473	340,240	(130,837)	951,876
Gross profit	—	330,259	134,624	(1,826)	463,057
Operating expenses
Selling, general and administrative expenses	—	176,417	48,851	—	225,268
Contingent consideration expense	—	(4,568)	—	—	(4,568)
Other operating expense	—	3,446	(1,969)	—	1,477
Total operating expenses	—	175,295	46,882	—	222,177
Equity earnings from affiliate, net of tax	157,847	58,417	—	(216,264)	—
Operating income	157,847	213,381	87,742	(218,090)	240,880
Other expense (income)
Interest expense	15,997	361	14	—	16,372
Interest income with affiliate	(6,164)	—	—	6,164	—
Interest expense with affiliate	—	—	6,164	(6,164)	—
Foreign exchange (gains) losses and other, net	—	(21)	1,734	—	1,713
Total other expense (income)	9,833	340	7,912	—	18,085
Income before income taxes	148,014	213,041	79,830	(218,090)	222,795
Provision for income tax expense	(3,442)	55,194	19,513	—	71,265
Net income	151,456	157,847	60,317	(218,090)	151,530
Less: Income attributable to noncontrolling interest	—	—	74	—	74
Net income attributable to common stockholders	151,456	157,847	60,243	(218,090)	151,456

Other comprehensive income, net of tax:
Net income	151,456	157,847	60,317	(218,090)	151,530
Change in foreign currency translation, net of tax of $0	15,887	15,887	15,887	(31,774)	15,887
Comprehensive income	167,343	173,734	76,204	(249,864)	167,417
Less: comprehensive (income) loss attributable to noncontrolling interests	—	—	(44)	—	(44)
Comprehensive income attributable to common stockholders	$167,343	$173,734	$76,160	$(249,864)	$167,373

Forum Energy Technologies, Inc. and subsidiaries
Notes to consolidated financial statements (continued)

Condensed consolidating balance sheets

	December 31, 2014
	FET (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
			(in thousands)
Assets
Current assets
Cash and cash equivalents	$5,551	$4,006	$67,022	$—	$76,579
Accounts receivable—trade, net	—	194,964	92,081	—	287,045
Inventories	—	343,902	125,594	(7,981)	461,515
Cost and profits in excess of billings	—	4,871	9,775	—	14,646
Other current assets	—	38,920	16,454	—	55,374
Total current assets	5,551	586,663	310,926	(7,981)	895,159
Property and equipment, net of accumulated depreciation	—	153,016	36,958	—	189,974
Deferred financing costs, net	13,107	—	—	—	13,107
Intangibles	—	198,819	72,920	—	271,739
Goodwill	—	522,898	275,583	—	798,481
Investment in unconsolidated subsidiary	—	49,675	—	—	49,675
Investment in affiliates	1,333,701	590,421	—	(1,924,122)	—
Long-term loan and advances to affiliates	483,534	—	22,531	(506,065)	—
Other long-term assets	—	2,760	733	—	3,493
Total assets	$1,835,893	$2,104,252	$719,651	$(2,438,168)	$2,221,628
Liabilities and equity
Current liabilities
Current portion of long-term debt	$—	$828	$12	$—	$840
Accounts payable—trade	—	85,179	42,578	—	127,757
Accrued liabilities	12,733	84,824	29,333	—	126,890
Deferred revenue	—	3,783	7,136	—	10,919
Billings in excess of costs and profits recognized	—	1,189	14,596	—	15,785
Total current liabilities	12,733	175,803	93,655	—	282,191
Long-term debt, net of current portion	427,801	183	26	—	428,010
Long-term loans and payables to affiliates	—	506,065	—	(506,065)	—
Deferred income taxes, net	—	77,311	20,877	—	98,188
Other long-term liabilities	—	11,189	6,129	—	17,318
Total liabilities	440,534	770,551	120,687	(506,065)	825,707

Total stockholder's equity	1,395,359	1,333,701	598,399	(1,932,103)	1,395,356
Noncontrolling interest in subsidiary	—	—	565	—	565
Equity	1,395,359	1,333,701	598,964	(1,932,103)	1,395,921
Total liabilities and equity	$1,835,893	$2,104,252	$719,651	$(2,438,168)	$2,221,628

Forum Energy Technologies, Inc. and subsidiaries
Notes to consolidated financial statements (continued)

Condensed consolidating balance sheets

	December 31, 2013
	FET (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations		Consolidated
			(in thousands)
Assets
Current assets
Cash and cash equivalents	$—	$—	$39,582	$—		$39,582
Accounts receivable—trade, net	—	172,563	77,709	—		250,272
Inventories	—	310,191	135,924	(5,066)		441,049
Other current assets	63	41,495	37,007	—		78,565
Total current assets	63	524,249	290,222	(5,066)		809,468
Property and equipment, net of accumulated depreciation	—	143,180	37,112	—		180,292
Intangibles	—	220,980	74,372	—		295,352
Goodwill	—	526,083	276,235	—		802,318
Investment in unconsolidated subsidiary	—	60,292	—	—		60,292
Investment in affiliates	1,209,699	454,024	—	(1,663,723)		—
Long-term advances to affiliates	623,337	97,316	—	(720,653)		—
Other long-term assets	15,658	4,168	1,321	—		21,147
Total assets	$1,848,757	$2,030,292	$679,262	$(2,389,442)		$2,168,869
Liabilities and equity
Current liabilities
Accounts payable—trade	$—	$69,467	$30,754	$—		$100,221
Accrued liabilities	7,194	43,693	45,642	—		96,529
Current portion of debt and other current liabilities	—	9,217	14,016	—		23,233
Total current liabilities	7,194	122,377	90,412	—		219,983
Long-term debt, net of current portion	511,208	824	45	—		512,077
Long-term payables to affiliates	—	619,778	100,875	(720,653)		—
Other long-term liabilities	—	77,614	28,229	—		105,843
Total liabilities	518,402	820,593	219,561	(720,653)		837,903

Total stockholder's equity	1,330,355	1,209,699	459,090	(1,668,789)		1,330,355
Noncontrolling interest in subsidiary	—	—	611	—		611
Equity	1,330,355	1,209,699	459,701	(1,668,789)	1,330,355	1,330,966
Total liabilities and equity	$1,848,757	$2,030,292	$679,262	$(2,389,442)		$2,168,869

Forum Energy Technologies, Inc. and subsidiaries
Notes to consolidated financial statements (continued)

Condensed consolidating statements of cash flows

	Year ended December 31, 2014
	FET (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
			(in thousands)
Cash flows from (used in) operating activities	$(16,796)	$175,700	$111,062	$—	$269,966
Cash flows from investing activities
Acquisition of businesses, net of cash acquired	—	—	(38,289)	—	(38,289)
Investment in unconsolidated subsidiary	—	—	—	—	—
Capital expenditures for property and equipment	—	(42,334)	(11,458)	—	(53,792)
Long-term loans and advances to affiliates	191,290	34,010	—	(225,300)	—
Other	—	20,862	528	—	21,390
Net cash provided by (used in) investing activities	191,290	12,538	(49,219)	(225,300)	(70,691)
Cash flows from financing activities
Borrowings under Credit Facility due to acquisitions	—	—	—	—	—
Borrowings under Credit Facility	15,000	423	—	—	15,423
Issuance of Senior Notes	—	—	—	—	—
Repayment of long-term debt	(98,406)	124	(133)	—	(98,415)
Long-term loans and advances to affiliates	—	(191,290)	(34,010)	225,300	—
Repurchases of stock	(96,632)	—	—	—	(96,632)
Proceeds from stock issuance	11,101	—	—	—	11,101
Other	(6)	6,511	—	—	6,505
Net cash provided by (used in) financing activities	(168,943)	(184,232)	(34,143)	225,300	(162,018)
Effect of exchange rate changes on cash	—	—	(260)	—	(260)
Net increase (decrease) in cash and cash equivalents	5,551	4,006	27,440	—	36,997
Cash and cash equivalents
Beginning of period	—	—	39,582	—	39,582
End of period	$5,551	$4,006	$67,022	$—	$76,579

Forum Energy Technologies, Inc. and subsidiaries
Notes to consolidated financial statements (continued)

Condensed consolidating statements of cash flows

	Year ended December 31, 2013
	FET (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
			(in thousands)
Cash flows from (used in) operating activities	$(3,683)	$157,198	$57,878	$—	$211,393
Cash flows from investing activities
Acquisition of businesses, net of cash acquired	—	(54,389)	(127,329)	—	(181,718)
Investment in unconsolidated subsidiary	—	(48,013)	—	—	(48,013)
Capital expenditures for property and equipment	—	(48,270)	(11,993)	—	(60,263)
Long-term loans and advances to affiliates	(77,933)	(97,316)	—	175,249	—
Other	—	392	572	—	964
Net cash provided by (used in) investing activities	(77,933)	(247,596)	(138,750)	175,249	(289,030)
Cash flows from financing activities
Borrowings under Credit Facility due to acquisitions	—	54,389	127,329	—	181,718
Borrowings under Credit Facility	402,748	(52,184)	(127,329)	—	223,235
Issuance of Senior Notes	403,250	—	—	—	403,250
Repayment of long-term debt	(713,521)	(1,639)	29	—	(715,131)
Long-term loans and advances to affiliates	—	86,897	88,352	(175,249)	—
Deferred financing costs	(12,003)	—	—	—	(12,003)
Payment of contingent consideration	—	(11,435)	—	—	(11,435)
Other	1,142	6,278	—	—	7,420
Net cash provided by (used in) financing activities	81,616	82,306	88,381	(175,249)	77,054
Effect of exchange rate changes on cash	—	—	(898)	—	(898)
Net increase (decrease) in cash and cash equivalents	—	(8,092)	6,611	—	(1,481)
Cash and cash equivalents
Beginning of period	—	8,092	32,971	—	41,063
End of period	$—	$—	$39,582	$—	$39,582

Forum Energy Technologies, Inc. and subsidiaries
Notes to consolidated financial statements (continued)

Condensed consolidating statements of cash flows

	Year ended December 31, 2012
	FET (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
			(in thousands)
Cash flows from (used in) operating activities	$(6,078)	$79,366	$64,653	$—	$137,941
Cash flows from investing activities
Acquisition of businesses, net of cash acquired	—	(139,889)	—	—	(139,889)
Capital expenditures for property and equipment	—	(36,354)	(13,331)	—	(49,685)
Long-term loans and advances to affiliates	(69,701)	—	—	69,701	—
Other	—	2,296	2,755	—	5,051
Net cash provided by (used in) investing activities	(69,701)	(173,947)	(10,576)	69,701	(184,523)
Cash flows from financing activities
Borrowings under Credit Facility due to acquisitions	—	139,889	—	—	139,889
Borrowings under Credit Facility	203,155	(139,758)	—	—	63,397
Repayment of long-term debt	(448,118)	(5,655)	(246)	—	(454,019)
Long-term loans and advances to affiliates	—	110,111	(40,410)	(69,701)	—
Proceeds from IPO	256,381	—	—	—	256,381
Proceeds from concurrent private placement	50,000	—	—	—	50,000
Payment of contingent consideration	—	(11,100)	—	—	(11,100)
Proceeds from stock issuance	14,432	—	—	—	14,432
Other	(71)	6,873	—	—	6,802
Net cash provided by (used in) financing activities	75,779	100,360	(40,656)	(69,701)	65,782
Effect of exchange rate changes on cash	—	—	1,315	—	1,315
Net increase (decrease) in cash and cash equivalents	—	5,779	14,736	—	20,515
Cash and cash equivalents
Beginning of period	—	2,313	18,235	—	20,548
End of period	$—	$8,092	$32,971	$—	$41,063

Forum Energy Technologies, Inc. and subsidiaries
Notes to consolidated financial statements (continued)

17. Quarterly results of operations (unaudited)
The following tables summarize the Company's results by quarter for the years ended December 31, 2014 and 2013. The quarterly results may not be comparable primarily due to acquisitions in 2014, 2013 and 2012. Refer to Note 3, Acquisitions, for further information.

	2014
(in thousands, except per share information)	Q1	Q2	Q3	Q4
Net sales	$403,938	$428,279	$468,822	$438,678
Cost of sales	276,000	290,286	316,784	297,195
Gross profit	127,938	137,993	152,038	141,483
Total operating expenses	71,857	78,129	82,747	83,845
Earnings from equity investment	5,308	5,940	6,749	7,167
Operating income	61,389	65,804	76,040	64,805
Total other expense	9,227	10,854	2,477	2,958
Income before income taxes	52,162	54,950	73,563	61,847
Provision for income tax expense	15,656	15,407	21,332	15,750
Net income	36,506	39,543	52,231	46,097
Less: Income (loss) attributable to noncontrolling interest	(24)	21	5	10
Net income attributable to common stockholders	$36,530	$39,522	$52,226	$46,087

Weighted average shares outstanding
Basic	92,129	92,649	93,331	92,376
Diluted	95,191	95,695	96,198	94,666
Earnings per share
Basic	$0.40	$0.43	$0.56	$0.50
Diluted	$0.38	$0.41	$0.54	$0.49

Forum Energy Technologies, Inc. and subsidiaries
Notes to consolidated financial statements (continued)

	2013
(in thousands, except per share information)	Q1	Q2	Q3	Q4
Net sales	$372,999	$367,887	$390,192	$393,733
Cost of sales	258,193	253,404	265,021	272,968
Gross profit	114,806	114,483	125,171	120,765
Total operating expenses	65,593	67,345	72,179	67,866
Earnings from equity investment	—	—	2,946	4,366
Operating income	49,213	47,138	55,938	57,265
Total other expense	1,896	4,130	8,833	8,613
Income before income taxes	47,317	43,008	47,105	48,652
Provision for income tax expense	15,379	13,068	13,924	14,107
Net income	31,938	29,940	33,181	34,545
Less: Income (loss) attributable to noncontrolling interest	(2)	21	40	6
Net income attributable to common stockholders	$31,940	$29,919	$33,141	$34,539

Weighted average shares outstanding
Basic	88,533	91,032	91,443	91,743
Diluted	94,356	94,606	94,734	94,936
Earnings per share
Basic	$0.36	$0.33	$0.36	$0.38
Diluted	$0.34	$0.32	$0.35	$0.36

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our management, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b) as of December 31, 2014. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2014 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
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
Our management performed an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2014, utilizing the criteria described in the “Internal Control - Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, management believes that, as of December 31, 2014, the Company’s internal control over financial reporting is effective.
Our independent registered public accounting firm, PricewaterhouseCoopers LLP, independently assessed the effectiveness of our internal control over financial reporting as of December 31, 2014, as stated in their report which appears herein.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other information
None.
PART III
Item 10. Directors, executive officers and corporate governance
Information required by this item is incorporated herein by reference from our Proxy Statement for the 2015 Annual Meeting of Stockholders.
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
Item 11. Executive compensation
Information required by this item is incorporated herein by reference from our Proxy Statement for the 2015 Annual Meeting of Stockholders.

Item 12. Security ownership of certain beneficial owners and management and related stockholder matters
Information required by this item is incorporated herein by reference from our Proxy Statement for the 2015 Annual Meeting of Stockholders.
Item 13. Certain Relationships and Related Transactions, and Director Independence
Information required by this item is incorporated herein by reference from our Proxy Statement for the 2015 Annual Meeting of Stockholders.
Item 14. Principal accountant fees and services
Information required by this item is incorporated herein by reference from our Proxy Statement for the 2015 Annual Meeting of Stockholders.
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

4.3*	—	Form of Common Stock Certificate (incorporated herein by reference to Exhibit 4.1 to Amendment No. 3 to the Registration Statement, filed on December 29, 2011).

4.4*	—	Form of Note (incorporated herein by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K, filed on October 4, 2013).

10.1*	—
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

10.3*#	—	Form of Restricted Stock Unit Agreement (Directors) (incorporated herein by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q, filed on November 6, 2012).

10.4*#	—	Form of Restricted Stock Agreement (Directors) (incorporated herein by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q, filed on November 6, 2012).

10.5*#	—	Form of Restricted Stock Agreement (Employees and Consultants) (incorporated herein by reference to Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q, filed on November 6, 2012).

10.6*#	—	Form of Nonstatutory Stock Option Agreement (Employees and Consultants) (incorporated herein by reference to Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q, filed on November 6, 2012).

10.7*#	—	Form of Restricted Stock Unit Agreement (Directors) (incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q, filed on April 29, 2014).

10.8*#	—	Form of Restricted Stock Agreement (Directors) (incorporated herein by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q, filed on April 29, 2014).

10.9*#	—	Form of Restricted Stock Unit Agreement (Employees and Consultants) (incorporated herein by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q, filed April 29, 2014).

10.10*#	—	Form of Nonstatutory Stock Option Agreement (Employees and Consultants) (incorporated herein by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q, filed on April 29, 2014).

10.11*#	—	Form of Performance Share Award Agreement (Employees and Consultants) (incorporated herein by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q, filed on April 29, 2014).

10.12*#	—	Form of Warrant Agreement (with attached schedule of parties thereto) (incorporated herein by reference to Exhibit 10.23 to the Registration Statement, filed on August 31, 2011).

10.13*#	—
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

10.26*#	—	2011 Management Incentive Plan (incorporated herein by reference to Exhibit 10.13 to the Registration Statement, filed on August 31, 2011).

10.27*#	—	Forum Energy Technologies, Inc. Severance Plan (incorporated herein by reference to Exhibit 10.15 to the Registration Statement, filed on August 31, 2011).

10.28*#	—	Forum Energy Technologies, Inc. Deferred Compensation and Restoration Plan (incorporated herein by reference to Exhibit 10.6 to the Company's Current Report on Form 10-Q, filed on May 3, 2013).

10.29*#	—
Letter Agreement dated March 28, 2012 between Forum Energy Technologies, Inc. and Tinicum, L.P. (incorporated herein by reference to Exhibit 10.31 to Amendment No. 5 to the Registration Statement, filed on March 29, 2012).

10.30*#	—	Forum Energy Technologies, Inc. 2010 Stock Incentive Plan (as amended and restated effective August 15, 2012).

10.31*#	—	Employee Stock Purchase Plan (incorporated herein by reference to Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q, filed on August 2, 2013).

10.32*#	—
Subscription Agreement dated July 16, 2010 by and among Forum Oilfield Technologies, Inc., SCF-VII, L.P., Sunray Capital, LP, C. Christopher Gaut and W. Patrick Connelly, as amended (incorporated herein by reference to Exhibit 10.21 to the Registration Statement, filed on August 31, 2011).

10.33*#	—
Agreement by and between Forum Energy Technologies, Inc. and Charles E. Jones, dated August 1, 2013 (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed on November 4, 2013).

10.34*#	—	Retirement and Separation Agreement, effective as of December 18, 2014 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on December 18, 2014).

21.1**	—	Subsidiaries of Forum Energy Technologies, Inc.

23.1**	—	Consent of PricewaterhouseCoopers LLP

31.1**	—	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	—	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	—	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	—	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	—	XBRL Instance Document.

101.SCH**	—	XBRL Taxonomy Extension Schema Document.

101.CAL**	—	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB**	—	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE**	—	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF**	—	XBRL Taxonomy Extension Definition Linkbase Document.
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

Signature	Title	Date

/s/ C. Christopher Gaut	President, Chief Executive Officer and Chairman of the Board	February 27, 2015
C. Christopher Gaut

/s/ James W. Harris	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	February 27, 2015
James W. Harris

/s/ Tylar K. Schmitt	Vice President and Corporate Controller (Principal Accounting Officer)	February 27, 2015
Tylar K. Schmitt

/s/ Evelyn M. Angelle	Director	February 27, 2015
Evelyn M. Angelle

/s/ David C. Baldwin	Director	February 27, 2015
David C. Baldwin

/s/ John A. Carrig	Director	February 27, 2015
John A. Carrig

/s/ Michael McShane	Director	February 27, 2015
Michael McShane

/s/ Terence O'Toole	Director	February 27, 2015
Terence O'Toole

/s/ Franklin Myers	Director	February 27, 2015
Franklin Myers

/s/ Louis A. Raspino	Director	February 27, 2015
Louis A. Raspino

/s/ John Schmitz	Director	February 27, 2015
John Schmitz

/s/ Andrew L. Waite	Director	February 27, 2015
Andrew L. Waite