Form 10-Q
period 2015-03-31
FORUM ENERGY TECHNOLOGIES, INC.
filed 2015-05-01
CIK 1401257

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________________
FORM 10-Q
___________________________________

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of April 24, 2015, there were 90,047,987 common shares outstanding.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
Forum Energy Technologies, Inc. and subsidiaries
Condensed consolidated statements of operations and comprehensive income
(Unaudited)

	Three Months Ended March 31,
(in thousands, except per share information)	2015	2014
Net sales	$348,096	$403,938
Cost of sales	238,970	276,000
Gross profit	109,126	127,938
Operating expenses
Selling, general and administrative expenses	73,560	71,040
Transaction expenses	217	128
Loss (gain) on sale of assets and other	(312)	689
Total operating expenses	73,465	71,857
Earnings from equity investment	4,571	5,308
Operating income	40,232	61,389
Other expense (income)
Interest expense	7,627	7,750
Foreign exchange (gains) losses and other, net	(6,656)	1,477
Total other expense	971	9,227
Income before income taxes	39,261	52,162
Provision for income tax expense	10,605	15,656
Net income	28,656	36,506
Less: Income attributable to noncontrolling interest	(16)	(24)
Net income attributable to common stockholders	28,672	36,530

Weighted average shares outstanding
Basic	89,482	92,129
Diluted	91,469	95,191
Earnings per share
Basic	$0.32	$0.40
Diluted	$0.31	$0.38

Other comprehensive income, net of tax:
Net income	28,656	36,506
Change in foreign currency translation, net of tax of $0	(37,297)	1,030
Gain on pension liability	99	2
Comprehensive income (loss)	(8,542)	37,538
Less: comprehensive loss (income) attributable to noncontrolling interests	43	27
Comprehensive income (loss) attributable to common stockholders	$(8,499)	$37,565
The accompanying notes are an integral part of these condensed consolidated financial statements.

Forum Energy Technologies, Inc. and subsidiaries
Condensed consolidated balance sheets
(Unaudited)

(in thousands, except share information)	March 31, 2015	December 31, 2014
Assets
Current assets
Cash and cash equivalents	$83,891	$76,579
Accounts receivable—trade, net	256,404	287,045
Inventories	521,212	461,515
Prepaid expenses and other current assets	31,202	32,985
Costs and estimated profits in excess of billings	15,548	14,646
Deferred income taxes, net	22,432	22,389
Total current assets	930,689	895,159
Property and equipment, net of accumulated depreciation	202,564	189,974
Deferred financing costs, net	12,467	13,107
Intangibles	270,255	271,739
Goodwill	795,394	798,481
Investment in unconsolidated subsidiary	54,247	49,675
Other long-term assets	3,381	3,493
Total assets	$2,268,997	$2,221,628
Liabilities and equity
Current liabilities
Current portion of long-term debt	$789	$840
Accounts payable—trade	162,908	127,757
Accrued liabilities	108,085	126,890
Deferred revenue	9,205	10,919
Billings in excess of costs and profits recognized	11,873	15,785
Total current liabilities	292,860	282,191
Long-term debt, net of current portion	467,804	428,010
Deferred income taxes, net	96,909	98,188
Other long-term liabilities	18,784	17,318
Total liabilities	876,357	825,707
Commitments and contingencies
Equity
Common stock, $0.01 par value, 296,000,000 shares authorized, 98,125,999 and 97,865,278 shares issued	981	979
Additional paid-in capital	869,857	864,313
Treasury stock at cost, 8,124,290 and 8,108,983 shares	(132,765)	(132,480)
Retained earnings	728,177	699,505
Accumulated other comprehensive income (loss)	(74,132)	(36,961)
Total stockholders’ equity	1,392,118	1,395,356
Noncontrolling interest in subsidiary	522	565
Total equity	1,392,640	1,395,921
Total liabilities and equity	$2,268,997	$2,221,628
The accompanying notes are an integral part of these condensed consolidated financial statements.

Forum Energy Technologies, Inc. and subsidiaries
Condensed consolidated statements of cash flows
(Unaudited)

	Three Months Ended March 31,
(in thousands, except share information)	2015	2014
Cash flows from operating activities
Net income	$28,656	$36,506
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation expense	9,513	9,123
Amortization of intangible assets	6,769	6,775
Share-based compensation expense	5,031	4,339
Deferred income taxes	(1,322)	1,425
Earnings from equity investment	(4,571)	(5,308)
Other	911	1,992
Changes in operating assets and liabilities
Accounts receivable—trade	30,238	(34,345)
Inventories	(37,610)	533
Prepaid expenses and other current assets	1,554	8,790
Accounts payable, deferred revenue and other accrued liabilities	12,593	22,667
Costs and estimated profits in excess of billings, net	(3,275)	10,389
Net cash provided by operating activities	$48,487	$62,886
Cash flows from investing activities
Acquisition of businesses, net of cash acquired	(60,836)	—
Capital expenditures for property and equipment	(11,421)	(11,083)
Proceeds from sale of business, property and equipment	662	6,674
Net cash used in investing activities	$(71,595)	$(4,409)
Cash flows from financing activities
Borrowings under Credit Facility	65,008	—
Repayment of long-term debt	(25,323)	(35,470)
Excess tax benefits from stock based compensation	—	1,854
Repurchases of stock	(5,885)	(220)
Proceeds from stock issuance	884	2,971
Deferred financing costs	—	(6)
Net cash provided by (used in) financing activities	$34,684	$(30,871)
Effect of exchange rate changes on cash	(4,264)	(234)
Net increase in cash and cash equivalents	7,312	27,372
Cash and cash equivalents
Beginning of period	76,579	39,582
End of period	$83,891	$66,954
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
In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for the fair statement of the Company's financial position, results of operations and cash flows have been included. Operating results for the three months ended March 31, 2015 are not necessarily indicative of the results that may be expected for the year ended December 31, 2015 or any other interim period.
These interim financial statements are unaudited and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") regarding interim financial reporting. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America ("GAAP") for complete consolidated financial statements and should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2014, which are included in the Company’s 2014 Annual Report on Form 10-K filed with the SEC on February 27, 2015 (the "Annual Report").
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
In April 2015, the FASB issued Accounting Standards Update ("ASU") No. 2015-03, Simplifying the Presentation of Debt Issuance Costs, which requires deferred financing costs to be presented in the balance sheet as a direct deduction from the carrying value of the associated debt liability. The new standard will be effective for the Company for the fiscal year beginning January 1, 2016 and interim periods thereafter. The guidance is not expected to have a material impact on the consolidated financial statements.
In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements - Going Concern. The new standard requires management to evaluate whether there are conditions and events that raise substantial doubt about an entity's ability to continue as a going concern for both annual and interim reporting periods. The guidance is effective for the Company for the fiscal year beginning January 1, 2016 and interim periods thereafter. The guidance is not expected to have a material impact on the consolidated financial statements.
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). The comprehensive new standard will supersede existing revenue recognition guidance and require revenue to be recognized when promised goods or services are transferred to customers in amounts that reflect the consideration to which the company expects to be entitled in exchange for those goods or services. Adoption of the new rules could affect the timing of revenue recognition for certain transactions. The guidance permits two implementation approaches, one requiring retrospective application of the new standard with restatement of prior years and one requiring prospective application of the new standard with disclosure of results under old standards. The new standard was initially scheduled to be effective January 1, 2017, however, on April 1, 2015, the FASB voted to propose to defer the effective date by one year. The Company is currently evaluating the impacts of adoption and the implementation approach to be used.

Forum Energy Technologies, Inc. and subsidiaries
Notes to condensed consolidated financial statements (continued)
(Unaudited)

3. Acquisitions
2015 Acquisition
Effective February 2, 2015, the Company completed the acquisition of J-Mac Tool, Inc. ("J-Mac") for approximate consideration of $64.2 million. J-Mac is a Fort Worth, Texas based manufacturer of high quality hydraulic fracturing pumps, power ends, fluid ends and other pump accessories. J-Mac is included in the Production & Infrastructure segment. The following table summarizes the preliminary fair values of the assets acquired and liabilities assumed at the date of the acquisition (in thousands):

2015 Acquisition
Current assets, net of cash acquired	$36,964
Property and equipment	12,140
Intangible assets (primarily customer relationships)	10,835
Tax-deductible goodwill	14,478
Current liabilities	(10,203)
Long-term liabilities	(22)
Net assets acquired	$64,192
Pro forma results of operations for the 2015 acquisition have not been presented because the effects were not material to the condensed consolidated financial statements for the year ended December 31, 2014 or the three months ended March 31, 2015.
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

2014 Acquisition
Current assets, net of cash acquired	$7,596
Property and equipment	3,837
Intangible assets (primarily customer relationships)	11,527
Non-tax-deductible goodwill	20,573
Current liabilities	(1,615)
Deferred tax liabilities	(3,629)
Net assets acquired	$38,289

Forum Energy Technologies, Inc. and subsidiaries
Notes to condensed consolidated financial statements (continued)
(Unaudited)

4. Inventories
The Company's significant components of inventory at March 31, 2015 and December 31, 2014 were as follows (in thousands):

	March 31, 2015	December 31, 2014
Raw materials and parts	$166,318	$153,768
Work in process	57,710	50,913
Finished goods	328,367	286,290
Gross inventories	552,395	490,971
Inventory reserve	(31,183)	(29,456)
Inventories	$521,212	$461,515
5. Goodwill and intangible assets
Goodwill
The changes in the carrying amount of goodwill from December 31, 2014 to March 31, 2015, were as follows (in thousands):

	Drilling & Subsea	Production & Infrastructure	Total
Goodwill Balance at December 31, 2014 net	$719,860	$78,621	$798,481
Acquisitions and divestitures	—	14,478	14,478
Impact of non-U.S. local currency translation	(17,269)	(296)	(17,565)
Goodwill Balance at March 31, 2015 net	$702,591	$92,803	$795,394

Forum Energy Technologies, Inc. and subsidiaries
Notes to condensed consolidated financial statements (continued)
(Unaudited)

Intangible assets
Intangible assets consisted of the following as of March 31, 2015 and December 31, 2014, respectively (in thousands):

	March 31, 2015
	Gross carrying amount	Accumulated amortization	Net amortizable intangibles	Amortization period (in years)
Customer relationships	$289,064	$(87,993)	$201,071	4-15
Patents and technology	30,073	(8,492)	21,581	5-17
Non-compete agreements	6,934	(5,819)	1,115	3-6
Trade names	47,135	(15,175)	31,960	10-15
Distributor relationships	22,160	(12,862)	9,298	8-15
Trademark	5,230	—	5,230	Indefinite
Intangible Assets Total	$400,596	$(130,341)	$270,255

	December 31, 2014
	Gross carrying amount	Accumulated amortization	Net amortizable intangibles	Amortization period (in years)
Customer relationships	$284,120	$(84,947)	$199,173	4-15
Patents and technology	31,069	(8,074)	22,995	5-17
Non-compete agreements	7,086	(5,761)	1,325	3-6
Trade names	48,149	(14,747)	33,402	10-15
Distributor relationships	22,160	(12,546)	9,614	8-15
Trademark	5,230	—	5,230	Indefinite
Intangible Assets Total	$397,814	$(126,075)	$271,739
6. Debt
Notes payable and lines of credit as of March 31, 2015 and December 31, 2014 consisted of the following (in thousands):

	March 31, 2015	December 31, 2014
6.25% Senior Notes due October 2021	$402,708	$402,801
Senior secured revolving credit facility	65,000	25,000
Other debt	885	1,049
Total debt	468,593	428,850
Less: current maturities	(789)	(840)
Long-term debt	$467,804	$428,010
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
Credit Facility
The Company has a Credit Facility with several financial institutions as lenders that provides for a $600.0 million credit facility with up to $75.0 million available for letters of credit and up to $25.0 million in swingline loans. Subject to terms of the Credit Facility, the Company has the ability to increase the Credit Facility by an additional $300.0 million. The

Forum Energy Technologies, Inc. and subsidiaries
Notes to condensed consolidated financial statements (continued)
(Unaudited)

Credit Facility matures in November 2018. Weighted average interest rates under the Credit Facility at March 31, 2015 and December 31, 2014 were 1.93% and 1.91%, respectively.
As of March 31, 2015, we had $65.0 million of borrowings outstanding under the Credit Facility, $11.4 million of outstanding letters of credit and the capacity to borrow an additional $523.6 million. There have been no changes to the financial covenants disclosed in Item 8 of the Annual Report and the Company was in compliance with all financial covenants at March 31, 2015.
7. Income taxes
The Company's effective tax rate was 27.0% for the three months ended March 31, 2015 and 30.0% for the three months ended March 31, 2014. The tax provision is lower than the comparable period in 2014 primarily due to a higher proportion of our earnings being generated outside the United States in jurisdictions subject to lower tax rates. The effective tax rate can vary from period to period depending on the Company's relative mix of U.S. and non-U.S. earnings.
8. Fair value measurements
At March 31, 2015, the carrying value of the Credit Facility was $65.0 million. Substantially all of the debt incurs interest at a variable interest rate and, therefore, the carrying amount approximates fair value. The fair value of the debt is classified as a Level 2 measurement because interest rates charged are similar to other financial instruments with similar terms and maturities.
The fair value of the Company’s Senior Notes is estimated using Level 2 inputs in the fair value hierarchy and is based on quoted prices for those or similar instruments. At March 31, 2015, the fair value and the carrying value of the Company’s Senior Notes approximated $377.5 million and $402.7 million, respectively. At December 31, 2014, the fair value and the carrying value of the Company’s Senior Notes approximated $378.1 million and $402.8 million, respectively.
There were no outstanding financial assets as of March 31, 2015 and December 31, 2014 that required measuring the amounts at fair value. The Company did not change its valuation techniques associated with recurring fair value measurements from prior periods and there were no transfers between levels of the fair value hierarchy during the three months ended March 31, 2015.

Forum Energy Technologies, Inc. and subsidiaries
Notes to condensed consolidated financial statements (continued)
(Unaudited)

9. Business segments
The Company’s operations are divided into the following two operating segments, which are our reportable segments: Drilling & Subsea ("D&S") and Production & Infrastructure ("P&I"). The amounts indicated below as "Corporate" relate to costs and assets not allocated to the reportable segments. Summary financial data by segment follows (in thousands):

	Three months ended March 31,
	2015	2014
Revenue:
Drilling & Subsea	$215,115	$261,769
Production & Infrastructure	133,163	142,575
Intersegment eliminations	(182)	(406)
Total Revenue	$348,096	$403,938

Operating income:
Drilling & Subsea	$29,206	$47,065
Production & Infrastructure	19,192	23,882
Corporate	(8,261)	(8,741)
Total segment operating income	40,137	62,206
Transaction expenses	217	128
Loss (gain) on sale of assets and other	(312)	689
Income from operations	$40,232	$61,389
A summary of consolidated assets by reportable segment is as follows (in thousands):

	March 31, 2015	December 31, 2014
Assets
Drilling & Subsea	$1,627,592	$1,674,934
Production & Infrastructure	568,064	488,225
Corporate	73,341	58,469
Total assets	$2,268,997	$2,221,628

10. Earnings per share
The calculation of basic and diluted earnings per share for each period presented was as follows (dollars and shares in thousands, except per share amounts):

	Three Months Ended March 31,
	2015	2014
Net Income attributable to common stockholders	$28,672	$36,530

Average shares outstanding (basic)	89,482	92,129
Common stock equivalents	1,987	3,062
Diluted shares	91,469	95,191
Earnings per share
Basic earnings per share	$0.32	$0.40
Diluted earnings per share	$0.31	$0.38

Forum Energy Technologies, Inc. and subsidiaries
Notes to condensed consolidated financial statements (continued)
(Unaudited)

The diluted earnings per share calculation excludes approximately 1.6 million and 0.8 million stock options for the three months ended March 31, 2015 and 2014, respectively, because they were anti-dilutive as the option exercise price was greater than the average market price of the common stock.
11. Commitments and contingencies
In the ordinary course of business, the Company is, and in the future could be, involved in various pending or threatened legal actions that may or may not be covered by insurance. Management has reviewed such pending judicial and legal proceedings, the reasonably anticipated costs and expenses in connection with such proceedings, and the availability and limits of insurance coverage, and has established reserves that are believed to be appropriate in light of those outcomes that are considered to be probable and can be reasonably estimated. The reserves accrued at March 31, 2015 and December 31, 2014, respectively, are immaterial. It is management's opinion that the Company's ultimate liability, if any, with respect to these actions is not expected to have a material adverse effect on the Company’s financial position, results of operations or cash flows.
12. Stockholders' equity
Share-based compensation
During the three months ended March 31, 2015, the Company granted 458,250 options and 854,899 shares of restricted stock or restricted stock units, which includes 161,660 performance share awards with a market condition. The stock options were granted with an exercise price of $18.68. Of the restricted stock or restricted stock units granted, 633,011 vest ratably over four years on each anniversary of the grant date. 60,228 shares of restricted stock or restricted stock units were granted to the non-employee members of the Board of Directors, which have a twelve month vesting period from the date of grant. The performance share awards granted may settle for between zero and two shares of the Company's common stock. The number of shares issued pursuant to the performance share awards will be determined based on the total shareholder return of the Company's common stock as compared to a group of peer companies, measured annually over a three-year performance period.
13. Related party transactions
The Company has sold and purchased equipment and services to and from various affiliates of certain directors. The dollar amounts related to these related party activities are not significant to the Company’s condensed consolidated financial statements.

Forum Energy Technologies, Inc. and subsidiaries
Notes to condensed consolidated financial statements (continued)
(Unaudited)

14. Condensed consolidating financial statements
The Senior Notes are guaranteed by our domestic subsidiaries which are 100% owned, directly or indirectly, by the Company. The guarantees are full and unconditional, joint and several and on an unsecured basis.

Condensed consolidating statements of operations and comprehensive income

	Three months ended March 31, 2015
	FET (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
			(in thousands)
Net sales	$—	$269,198	$120,317	$(41,419)	$348,096
Cost of sales	—	188,767	89,676	(39,473)	238,970
Gross profit	—	80,431	30,641	(1,946)	109,126
Operating expenses
Selling, general and administrative expenses	—	57,372	16,188	—	73,560
Transaction expense	—	217	—	—	217
Loss (gain) on sale of assets and other	—	(111)	(201)	—	(312)
Total operating expenses	—	57,478	15,987	—	73,465
Earnings from equity investment	—	4,571	—	—	4,571
Equity earnings from affiliate, net of tax	33,604	16,237	—	(49,841)	—
Operating income	33,604	43,761	14,654	(51,787)	40,232
Other expense (income)
Interest expense (income)	7,588	14	25	—	7,627
Foreign exchange (gains) losses and other, net	—	(185)	(6,471)	—	(6,656)
Total other expense (income)	7,588	(171)	(6,446)	—	971
Income before income taxes	26,016	43,932	21,100	(51,787)	39,261
Provision for income tax expense	(2,656)	10,328	2,933	—	10,605
Net income	28,672	33,604	18,167	(51,787)	28,656
Less: Income attributable to noncontrolling interest	—	—	(16)	—	(16)
Net income attributable to common stockholders	28,672	33,604	18,183	(51,787)	28,672

Other comprehensive income, net of tax:
Net income	28,672	33,604	18,167	(51,787)	28,656
Change in foreign currency translation, net of tax of $0	(37,297)	(37,297)	(37,297)	74,594	(37,297)
Gain on pension liability	99	99	99	(198)	99
Comprehensive income	(8,526)	(3,594)	(19,031)	22,609	(8,542)
Less: comprehensive (income) loss attributable to noncontrolling interests	—	—	43	—	43
Comprehensive income attributable to common stockholders	$(8,526)	$(3,594)	$(18,988)	$22,609	$(8,499)

Forum Energy Technologies, Inc. and subsidiaries
Notes to condensed consolidated financial statements (continued)
(Unaudited)

Condensed consolidating statements of operations and comprehensive income

	Three months ended March 31, 2014
	FET (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
			(in thousands)
Net sales	$—	$300,064	$145,830	$(41,956)	$403,938
Cost of sales	—	209,002	105,984	(38,986)	276,000
Gross profit	—	91,062	39,846	(2,970)	127,938
Operating expenses
Selling, general and administrative expenses	—	53,567	17,473	—	71,040
Other operating expense	—	1,033	(216)	—	817
Total operating expenses	—	54,600	17,257	—	71,857
Earnings from equity investment	—	5,308	—	—	5,308
Equity earnings from affiliates, net of tax	41,579	11,837	—	(53,416)	—
Operating income	41,579	53,607	22,589	(56,386)	61,389
Other expense (income)
Interest expense (income)	7,767	8	(25)	—	7,750
Interest income with affiliate	—	(1,950)	—	1,950	—
Interest expense with affiliate	—	—	1,950	(1,950)	—
Foreign exchange (gains) losses and other, net	—	342	1,135	—	1,477
Total other expense (income)	7,767	(1,600)	3,060	—	9,227
Income before income taxes	33,812	55,207	19,529	(56,386)	52,162
Provision for income tax expense	(2,718)	13,628	4,746	—	15,656
Net income	36,530	41,579	14,783	(56,386)	36,506
Less: Income attributable to noncontrolling interest	—	—	(24)	—	(24)
Net income attributable to common stockholders	36,530	41,579	14,807	(56,386)	36,530

Other comprehensive income, net of tax:
Net income	36,530	41,579	14,783	(56,386)	36,506
Change in foreign currency translation, net of tax of $0	1,030	1,030	1,030	(2,060)	1,030
Gain on pension liability	2	2	2	(4)	2
Comprehensive income	37,562	42,611	15,815	(58,450)	37,538
Less: comprehensive (income) loss attributable to noncontrolling interests	—	—	27	—	27
Comprehensive income attributable to common stockholders	$37,562	$42,611	$15,842	$(58,450)	$37,565

Forum Energy Technologies, Inc. and subsidiaries
Notes to condensed consolidated financial statements (continued)
(Unaudited)

Condensed consolidating balance sheets

	March 31, 2015
	FET (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
			(in thousands)
Assets
Current assets
Cash and cash equivalents	$97	$24,223	$59,571	$—	$83,891
Accounts receivable—trade, net	—	181,110	75,294	—	256,404
Inventories	—	398,099	133,040	(9,927)	521,212
Cost and profits in excess of billings	—	3,943	11,605	—	15,548
Other current assets	—	40,341	13,293	—	53,634
Total current assets	97	647,716	292,803	(9,927)	930,689
Property and equipment, net of accumulated depreciation	—	166,262	36,302	—	202,564
Deferred financing costs, net	12,467	—	—	—	12,467
Intangibles	—	204,469	65,786	—	270,255
Goodwill	—	537,375	258,019	—	795,394
Investment in unconsolidated subsidiary	—	54,247	—	—	54,247
Investment in affiliates	1,330,136	567,487	—	(1,897,623)	—
Long-term loans and advances to affiliates	530,542	—	33,134	(563,676)	—
Other long-term assets	—	2,650	731	—	3,381
Total assets	$1,873,242	$2,180,206	$686,775	$(2,471,226)	$2,268,997
Liabilities and equity
Current liabilities
Accounts payable—trade	$—	$118,277	$44,631	$—	$162,908
Accrued liabilities	13,424	70,850	23,811	—	108,085
Current portion of debt and other current liabilities	—	5,489	16,378	—	21,867
Total current liabilities	13,424	194,616	84,820	—	292,860
Long-term debt, net of current portion	467,700	83	21	—	467,804
Long-term loans and payables to affiliates	—	563,676	—	(563,676)	—
Deferred income taxes, net	—	77,989	18,920	—	96,909
Other long-term liabilities	—	13,706	5,078	—	18,784
Total liabilities	481,124	850,070	108,839	(563,676)	876,357

Total stockholder's equity	1,392,118	1,330,136	577,414	(1,907,550)	1,392,118
Noncontrolling interest in subsidiary	—	—	522	—	522
Equity	1,392,118	1,330,136	577,936	(1,907,550)	1,392,640
Total liabilities and equity	$1,873,242	$2,180,206	$686,775	$(2,471,226)	$2,268,997

Forum Energy Technologies, Inc. and subsidiaries
Notes to condensed consolidated financial statements (continued)
(Unaudited)

Condensed consolidating balance sheets

	December 31, 2014
	FET (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
			(in thousands)
Assets
Current assets
Cash and cash equivalents	$5,551	$4,006	$67,022	$—	$76,579
Accounts receivable—trade, net	—	194,964	92,081	—	287,045
Inventories	—	343,902	125,594	(7,981)	461,515
Cost and profits in excess of billings	—	4,871	9,775	—	14,646
Other current assets	—	38,920	16,454	—	55,374
Total current assets	5,551	586,663	310,926	(7,981)	895,159
Property and equipment, net of accumulated depreciation	—	153,016	36,958	—	189,974
Deferred financing costs, net	13,107	—	—	—	13,107
Intangibles	—	198,819	72,920	—	271,739
Goodwill	—	522,898	275,583	—	798,481
Investment in unconsolidated subsidiary	—	49,675	—	—	49,675
Investment in affiliates	1,333,701	590,421	—	(1,924,122)	—
Long-term loans and advances to affiliates	483,534	—	22,531	(506,065)	—
Other long-term assets	—	2,760	733	—	3,493
Total assets	$1,835,893	$2,104,252	$719,651	$(2,438,168)	$2,221,628
Liabilities and equity
Current liabilities
Accounts payable—trade	$—	$85,179	$42,578	$—	$127,757
Accrued liabilities	12,733	84,824	29,333	—	126,890
Current portion of debt and other current liabilities	—	5,800	21,744	—	27,544
Total current liabilities	12,733	175,803	93,655	—	282,191
Long-term debt, net of current portion	427,801	183	26	—	428,010
Long-term loans and payables to affiliates	—	506,065	—	(506,065)	—
Deferred income taxes, net	—	77,311	20,877	—	98,188
Other long-term liabilities	—	11,189	6,129	—	17,318
Total liabilities	440,534	770,551	120,687	(506,065)	825,707

Total stockholder's equity	1,395,359	1,333,701	598,399	(1,932,103)	1,395,356
Noncontrolling interest in subsidiary	—	—	565	—	565
Equity	1,395,359	1,333,701	598,964	(1,932,103)	1,395,921
Total liabilities and equity	$1,835,893	$2,104,252	$719,651	$(2,438,168)	$2,221,628

Forum Energy Technologies, Inc. and subsidiaries
Notes to condensed consolidated financial statements (continued)
(Unaudited)

Condensed consolidating statements of cash flows

	Three months ended March 31, 2015
	FET (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
			(in thousands)
Cash flows from (used in) operating activities	$1,628	$33,735	$13,124	$—	$48,487
Cash flows from investing activities
Acquisition of businesses, net of cash acquired	—	(60,836)	—	—	(60,836)
Capital expenditures for property and equipment	—	(7,626)	(3,795)	—	(11,421)
Long-term loans and advances to affiliates	(41,979)	12,997	—	28,982	—
Other	—	175	487	—	662
Net cash provided by (used in) investing activities	$(41,979)	$(55,290)	$(3,308)	$28,982	$(71,595)
Cash flows from financing activities
Borrowings (repayment) of long-term debt	39,898	(207)	(6)	—	39,685
Long-term loans and advances to affiliates	—	41,979	(12,997)	(28,982)	—
Other	(5,001)	—	—	—	(5,001)
Net cash provided by (used in) financing activities	$34,897	$41,772	$(13,003)	$(28,982)	$34,684
Effect of exchange rate changes on cash	—	—	(4,264)	—	(4,264)
Net increase (decrease) in cash and cash equivalents	(5,454)	20,217	(7,451)	—	7,312
Cash and cash equivalents
Beginning of period	5,551	4,006	67,022	—	76,579
End of period	$97	$24,223	$59,571	$—	$83,891

Forum Energy Technologies, Inc. and subsidiaries
Notes to condensed consolidated financial statements (continued)
(Unaudited)

Condensed consolidating statements of cash flows

	Three months ended March 31, 2014
	FET (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
			(in thousands)
Cash flows from (used in) operating activities	$(10,878)	$60,028	$13,736	$—	$62,886
Cash flows from investing activities
Proceeds from sale of business, property and equipment	—	6,396	278	—	6,674
Capital expenditures for property and equipment	—	(8,380)	(2,703)	—	(11,083)
Long-term loans and advances to affiliates	43,233	—	—	(43,233)	—
Net cash provided by (used in) investing activities	$43,233	$(1,984)	$(2,425)	$(43,233)	$(4,409)
Cash flows from financing activities
Repayment of long-term debt	(35,100)	(356)	(14)	—	(35,470)
Long-term loans and advances to affiliates	—	(53,519)	10,286	43,233	—
Other	2,745	1,854	—	—	4,599
Net cash provided by (used in) financing activities	$(32,355)	$(52,021)	$10,272	$43,233	$(30,871)
Effect of exchange rate changes on cash	—	—	(234)	—	(234)
Net increase (decrease) in cash and cash equivalents	—	6,023	21,349	—	27,372
Cash and cash equivalents
Beginning of period	—	—	39,582	—	39,582
End of period	$—	$6,023	$60,931	$—	$66,954

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
•fluctuations in currency markets;
•our ability to deliver our backlog in a timely fashion;
•our ability to implement new technologies and services;
•availability and terms of capital;
•general economic conditions;
•benefits of our acquisitions;
•availability of key management personnel;
•operating hazards inherent in our industry;
•the continued influence of our largest shareholder;
•the ability to establish and maintain effective internal control over financial reporting for companies we acquire;
•the ability to operate effectively as a publicly traded company;
•financial strategy, budget, projections and operating results;
•uncertainty regarding our future operating results; and
•plans, objectives, expectations and intentions contained in this report that are not historical.

All forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q. We disclaim any obligation to update or revise these statements unless required by law, and you should not place undue reliance on these forward-looking statements. Although we believe that our plans, intentions and expectations reflected in or suggested by the forward-looking statements we make in this Quarterly Report on Form 10-Q are reasonable, we can give no assurance that these plans, intentions or expectations will be achieved. We disclose important factors that could cause our actual results to differ materially from our expectations in "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the "SEC") on February 27, 2015 and elsewhere in this Quarterly Report on Form 10-Q. These cautionary statements qualify all forward-looking statements attributable to us or persons acting on our behalf.
Overview
We are a global oilfield products company, serving the subsea, drilling, completion, production and infrastructure sectors of the oil and natural gas industry. We design, manufacture and distribute products, and engage in aftermarket services, parts supply and related services that complement our product offering. Our product offering includes a mix of highly engineered capital products and frequently replaced items that are used in the exploration, development, production and transportation of oil and natural gas. Our capital products are directed at: drilling rig equipment for new rigs, upgrades and refurbishment projects; subsea construction and development projects; the placement of production equipment on new producing wells; pressure pumping equipment; and downstream capital projects. Our engineered systems are critical components used on drilling rigs, for completions or in the course of subsea operations, while our consumable products are used to maintain efficient and safe operations at well sites in the well construction process, within the supporting infrastructure and at processing centers and refineries. Historically, just over half of our revenue is derived from activity-based consumable products, while the balance is derived from capital products and a small amount from rental and other services.
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

•
Production & Infrastructure segment. We design and manufacture products and provide related equipment and services to the well stimulation, production and infrastructure markets. Through this segment, we supply flow equipment, including pumps and well stimulation consumable products and related recertification and refurbishment services; production equipment, including well site production equipment and process equipment; and valve solutions, which includes a broad range of industrial and process valves.

Market Conditions
The level of demand for our products and services is directly related to activity levels and the capital and operating budgets of our customers, which in turn are influenced heavily by energy prices and the expectation as to future trends in those prices. Energy prices have historically been cyclical in nature, as exemplified by the significant decrease in oil prices beginning in the middle of last year. Energy prices are affected by a wide range of factors, and although the extent and duration of the decline in energy prices are difficult to predict, we expect the current market conditions to have a significant, adverse impact on our business at least through 2015.

The table below shows average crude oil and natural gas prices for West Texas Intermediate crude oil (WTI), United Kingdom Brent crude oil (Brent), and Henry Hub natural gas:

	Three months ended
	March 31,	December 31,	March 31,
	2015	2014	2014
Average global oil, $/bbl
West Texas Intermediate	$48.50	$73.21	$98.65
United Kingdom Brent	$53.98	$76.43	$107.19

Average North American Natural Gas, $/Mcf
Henry Hub	$2.90	$3.77	$5.15
Average oil prices were approximately 32% and 51% lower in the first quarter of 2015 than in the fourth quarter of 2014 and the first quarter of 2014, respectively. Average natural gas prices were approximately 23% and 44% lower in the first quarter of 2015 than in the fourth quarter of 2014 and the first quarter of 2014, respectively. Oil prices began a significant decline in the second half of 2014 and have declined over 54% from peak prices in June 2014 to the end of March 2015. This precipitous decline in oil prices has resulted in a significant decrease in exploration and production activity and spending by our customers. We expect oil and natural gas prices to have a significant, adverse impact on our results of operations until they increase substantially.
The table below shows the average number of active drilling rigs, based on the weekly Baker Hughes Incorporated rig count, operating by geographic area and drilling for different purposes.

	Three months ended
	March 31,	December 31,	March 31,
	2015	2014	2014
Active Rigs by Location
United States	1,403	1,912	1,779
Canada	343	408	525
International	1,261	1,315	1,337
Global Active Rigs	3,007	3,635	3,641

Land vs. Offshore Rigs
Land	2,636	3,246	3,267
Offshore	371	389	374
Global Active Rigs	3,007	3,635	3,641

U.S. Commodity Target
Oil/Gas	1,110	1,570	1,429
Gas	291	341	347
Unclassified	2	1	3
Total U.S. Rigs	1,403	1,912	1,779

U.S. Well Path
Horizontal	1,055	1,359	1,183
Vertical	217	351	387
Directional	131	202	209
Total U.S. Active Rigs	1,403	1,912	1,779
As a result of lower oil prices, the average U.S. rig count decreased 27% from the fourth quarter of 2014, while the international rig count and the Canadian rig count decreased 16% and 4%, respectively, from the fourth quarter of 2014. The U.S. rig count declined by 46% from its peak of 1,931 rigs in September 2014 to 1,048 rigs at the end of March 2015. A substantial portion of our revenue is impacted by the level of rig activity and the number of wells completed. This precipitous decrease in the rig count had a significant negative impact on our results of operations in the first quarter of 2015 and is expected to have a continuing adverse affect on our results at least through 2015.
In the current low oil price environment, a number of exploration and production companies have chosen to defer the completion of wells that have been drilled. In addition to the rig count decline, this completions activity deferral had a negative impact on our completions related businesses in the first quarter of 2015 and is expected to have a continuing adverse affect on our results at least through 2015.
Results of operations
We made one acquisition in the first quarter of 2015 and one acquisition in the second quarter of 2014. For additional information about these acquisitions, see Note 3 to the condensed consolidated financial statements in Item 1 of Part I of this quarterly report. For this reason, our results of operations for the three months ended March 31, 2015 may not be comparable to historical results of operations for the same 2014 period.
Three months ended March 31, 2015 compared with three months ended March 31, 2014

	Three Months Ended March 31,		Favorable / (Unfavorable)
	2015	2014	$	%
(in thousands of dollars, except per share information)
Revenue:
Drilling & Subsea	$215,115	$261,769	$(46,654)	(17.8)%
Production & Infrastructure	133,163	142,575	(9,412)	(6.6)%
Eliminations	(182)	(406)	224	*
Total revenue	$348,096	$403,938	$(55,842)	(13.8)%
Operating income:
Drilling & Subsea	$29,206	$47,065	$(17,859)	(37.9)%
Operating income margin %	13.6%	18.0%
Production & Infrastructure	19,192	23,882	(4,690)	(19.6)%
Operating income margin %	14.4%	16.8%
Corporate	(8,261)	(8,741)	480	5.5%
Total segment operating income	$40,137	$62,206	$(22,069)	(35.5)%
Operating income margin %	11.5%	15.4%
Transaction expenses	217	128	(89)	*
Loss (gain) on sale of assets and other	(312)	689	1,001	*
Income from operations	40,232	61,389	(21,157)	(34.5)%
Interest expense, net	7,627	7,750	123	1.6%
Foreign exchange (gains) losses and other, net	(6,656)	1,477	8,133	*
Other (income) expense, net	971	9,227	8,256	*
Income before income taxes	39,261	52,162	(12,901)	(24.7)%
Income tax expense	10,605	15,656	5,051	32.3%
Net income	28,656	36,506	(7,850)	(21.5)%
Less: Income attributable to non-controlling interest	(16)	(24)	8	*
Income attributable to common stockholders	$28,672	$36,530	$(7,858)	(21.5)%

Weighted average shares outstanding
Basic	89,482	92,129
Diluted	91,469	95,191
Earnings per share
Basic	$0.32	$0.40
Diluted	$0.31	$0.38
* not meaningful

Revenue
Our revenue for the three months ended March 31, 2015 decreased $55.8 million, or 13.8%, to $348.1 million compared to the three months ended March 31, 2014. For the three months ended March 31, 2015, our Drilling & Subsea segment and our Production & Infrastructure segment comprised 61.8% and 38.2% of our total revenue, respectively, which compared to 64.8% and 35.2% of total revenue, respectively, for the three months ended March 31, 2014. The changes in revenue by operating segment consisted of the following:
Drilling & Subsea segment — Revenue decreased $46.7 million, or 17.8%, to $215.1 million during the three months ended March 31, 2015 compared to the three months ended March 31, 2014 primarily attributable to decreased oil and gas drilling and well completions activity in North America. The U.S. average rig count decreased 21.1% compared to the prior year period resulting in decreased sales of our drilling equipment and our completions and production products. We also recognized lower revenue compared to the prior year period on our Subsea products as investment in deepwater oil and gas activity has declined.
Production & Infrastructure segment — Revenue decreased $9.4 million, or 6.6%, to $133.2 million during the three months ended March 31, 2015 compared to the three months ended March 31, 2014 primarily attributable to decreased sales of our surface production equipment to exploration and production operators and lower sales of our consumable flow equipment products to pressure pumping service providers as fewer wells were completed. These revenue decreases were partially offset by revenue from our first quarter of 2015 acquisition.
Segment operating income and segment operating margin percentage
Segment operating income for the three months ended March 31, 2015, decreased $22.1 million, or 35.5%, to $40.1 million compared to the three months ended March 31, 2014. The segment operating margin percentage is calculated by dividing segment operating income by revenue for the period. For the three months ended March 31, 2015, the segment operating margin percentage of 11.5% represents a decrease of 390 basis points from the 15.4% operating margin percentage for three months ended March 31, 2014. The change in operating margin percentage for each segment is explained as follows:
Drilling & Subsea segment — The operating margin percentage decreased 440 basis points to 13.6% for the three months ended March 31, 2015, from 18.0% for the three months ended March 31, 2014. The first quarter of 2015 included $4.5 million of severance and facility closure costs incurred to further reduce our cost structure in line with current activity levels. Excluding these charges, the operating margin is down 230 basis points in the first quarter of 2015 compared to the same period in 2014. The reason for this decrease is a combination of lower activity levels and more intense competition among competitors pressuring prices and reduced operating leverage on lower volumes. We believe that adjusted operating margins excluding the costs described above are useful for investors to assess operating performance especially when comparing periods.
Production & Infrastructure segment — The operating margin percentage decreased 240 basis points to 14.4% for the three months ended March 31, 2015, from 16.8% for the three months ended March 31, 2014. The decrease in operating margin percentage was attributable to higher competition among suppliers for fewer sales on lower activity levels, and reduced operating leverage on lower volumes. Also impacting margins was lower earnings from our investment in Global Tubing, LLC.
Corporate — Selling, general and administrative expenses for Corporate decreased by $0.5 million, or 5.5%, for the three months ended March 31, 2015 compared to the three months ended March 31, 2014, due to lower professional fees and personnel costs. Corporate costs include, among other items, payroll related costs for general management and management of finance and administration, legal, human resources and information technology; professional fees for legal, accounting and related services; and marketing costs.
Other items not included in segment operating income
Several items are not included in segment operating income, but are included in total operating income. These items include transaction expenses, and gains and losses from the sale of assets. Transaction expenses relate to legal and other advisory costs incurred in acquiring businesses and are not considered to be part of segment operating income. These costs were $0.2 million and $0.1 million for the three months ended March 31, 2015 and 2014, respectively. In the first quarter of 2014, we incurred a loss of $0.8 million on the sale of our subsea pipe joint protective coatings business.

Other income and expense
Other income and expense includes interest expense and foreign exchange gains and losses. We incurred $7.6 million of interest expense during the three months ended March 31, 2015, an increase of $0.1 million from the three months ended March 31, 2014. The increase in interest expense was attributable to slightly higher outstanding debt balances incurred to finance two acquisitions, offset by repayments of outstanding balances on our Credit Facility out of operating cash flow. The change in foreign exchange gains or losses is primarily the result of movements in the British pound and the Euro relative to the U.S. dollar.
Taxes
Tax expense includes current income taxes expected to be due based on taxable income to be reported during the periods in the various jurisdictions in which we conduct business, and deferred income taxes based on changes in the tax effect of temporary differences between the bases of assets and liabilities for financial reporting and tax purposes at the beginning and end of the respective periods. The effective tax rate, calculated by dividing total tax expense by income before income taxes, was 27.0% for the three months ended March 31, 2015 and 30.0% for the three months ended March 31, 2014. The tax provision for the three months ended March 31, 2015 is lower than the comparable period in 2014 primarily due to a higher proportion of our earnings being generated outside the United States in jurisdictions subject to lower tax rates.
Liquidity and capital resources
Sources and uses of liquidity
At March 31, 2015, we had cash and cash equivalents of $83.9 million and total debt of $468.6 million. We believe that cash on hand, cash generated from operations and amounts available under the Credit Facility will be sufficient to fund operations, working capital needs, capital expenditure requirements and financing obligations for the foreseeable future.
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
Although we do not budget for acquisitions, pursuing growth through acquisitions is a significant part of our business strategy. We expanded and diversified our product portfolio with the acquisition of one business in the first quarter of 2015 for total consideration of $64.2 million and one business in the second quarter of 2014 for total consideration of $38.3 million. We used cash on hand and borrowings under the Credit Facility to finance these acquisitions. We continue to actively review acquisition opportunities on an ongoing basis. Our ability to make significant additional acquisitions for cash may require us to obtain additional equity or debt financing, which we may not be able to obtain on terms acceptable to us or at all.

In October 2014, our Board of Directors approved a share repurchase program for the repurchase of outstanding shares of our common stock with an aggregate purchase price of up to $150 million. Shares may be repurchased under the program from time to time, in amounts and at prices that we deem appropriate, subject to market and business conditions, applicable legal requirements and other considerations. In the first quarter of 2015, we purchased approximately 11,300 shares of stock under this program for aggregate consideration of approximately $0.2 million and settled approximately $5.0 million on trades in the fourth quarter of 2014.
Our cash flows for the three months ended March 31, 2015 and 2014 are presented below (in millions):

	Three Months Ended March 31,
	2015	2014
Net cash provided by operating activities	$48.5	$62.9
Net cash used in investing activities	(71.6)	(4.4)
Net cash provided by (used in) financing activities	34.7	(30.9)
Net increase in cash and cash equivalents	$7.3	$27.4

Cash flows provided by operating activities
Net cash provided by operating activities was $48.5 million and $62.9 million for the three months ended March 31, 2015 and 2014, respectively. Cash provided by operations decreased primarily as a result of lower earnings, as well as incremental investments in working capital.
Cash flows used in investing activities
Net cash used in investing activities was $71.6 million and $4.4 million for the three months ended March 31, 2015 and 2014, respectively. The decrease was primarily due to consideration paid for an acquisition in the first quarter of 2015. Capital expenditures for the three months ended March 31, 2015 were $11.4 million as compared to $11.1 million for the comparable prior period.
Cash flows provided by (used in) financing activities
Net cash provided by financing activities was $34.7 million for the three months ended March 31, 2015, compared to cash used in financing activities of $30.9 million for the three months ended March 31, 2014. The cash provided by financing activities for the three months ended March 31, 2015 was primarily due to borrowings related to an acquisition offset by the repayment of long-term debt during the period. The cash used in financing activities for the three months ended March 31, 2014 consisted of the repayment of long-term debt of $35.5 million.
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
Credit Facility
We have a Credit Facility with Wells Fargo Bank, National Association, as administrative agent, and several financial institutions as lenders, which provides for a $600.0 million revolving credit facility, including up to $75.0 million available for letters of credit and up to $25.0 million in swingline loans. Subject to terms of the Credit Facility, we have the ability to increase the Credit Facility by an additional $300.0 million. Our Credit Facility matures in November 2018. Weighted average interest rates under the Credit Facility at March 31, 2015 and December 31, 2014 were 1.93% and 1.91%, respectively.
Future borrowings under the Credit Facility will be available for working capital and other general corporate purposes, including permitted acquisitions. It is anticipated that the Credit Facility will be available to be drawn on and repaid during the term thereof as long as we are in compliance with the terms of the credit agreement, including certain financial covenants. As of March 31, 2015, we had $65.0 million of borrowings outstanding under our Credit Facility, $11.4 million of outstanding letters of credit and the capacity to borrow an additional $523.6 million under our Credit Facility.
There have been no changes to the Credit Facility financial covenants disclosed in Item 7 of our 2014 Annual Report on Form 10-K and we were in compliance with all financial covenants at March 31, 2015 and December 31, 2014.
Off-balance sheet arrangements
As of March 31, 2015, we had no off-balance sheet instruments or financial arrangements, other than operating leases entered into in the ordinary course of business.
Contractual obligations
Except for net repayments under the Credit Facility, as of March 31, 2015, there have been no material changes in our contractual obligations and commitments disclosed in the Annual Report.
Critical accounting policies and estimates
There have been no material changes in our critical accounting policies and procedures during the three months ended March 31, 2015. For a detailed discussion of our critical accounting policies and estimates, refer to our 2014 Annual Report on Form 10-K.

Recent accounting pronouncements
In April 2015, the FASB issued Accounting Standards Update ("ASU") No. 2015-03, Simplifying the Presentation of Debt Issuance Costs, which requires deferred financing costs to be presented in the balance sheet as a direct deduction from the carrying value of the associated debt liability. The new standard will be effective for the Company for the fiscal year beginning January 1, 2016 and interim periods thereafter. The guidance is not expected to have a material impact on the consolidated financial statements.
In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements - Going Concern. The new standard requires management to evaluate whether there are conditions and events that raise substantial doubt about an entity's ability to continue as a going concern for both annual and interim reporting periods. The guidance is effective for us for the fiscal year beginning January 1, 2016 and interim periods thereafter. The guidance is not expected to have a material impact on our consolidated financial statements.
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). The comprehensive new standard will supersede existing revenue recognition guidance and require revenue to be recognized when promised goods or services are transferred to customers in amounts that reflect the consideration to which the company expects to be entitled in exchange for those goods or services. Adoption of the new rules could affect the timing of revenue recognition for certain transactions. The guidance permits two implementation approaches, one requiring retrospective application of the new standard with restatement of prior years and one requiring prospective application of the new standard with disclosure of results under old standards. The new standard was initially scheduled to be effective January 1, 2017, however, on April 1, 2015, the FASB voted to propose to defer the effective date by one year. We are currently evaluating the impacts of adoption and the implementation approach to be used.
Item 3. Quantitative and qualitative disclosures about market risk
We are currently exposed to market risk from changes in foreign currency and changes in interest rates. From time to time, we may enter into derivative financial instrument transactions to manage or reduce our market risk, but we do not enter into derivative transactions for speculative purposes.
There have been no significant changes to our market risk since December 31, 2014. For a discussion of our exposure to market risk, refer to Part II, Item 7(a), “Quantitative and Qualitative Disclosures About Market Risk,” in our 2014 Annual Report on Form 10-K.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our management, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b) as of March 31, 2015. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2015 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
Refer to Note 11, Commitments and Contingencies, in Part I, Item 1, Financial Statements, for a discussion of our legal proceedings, which is incorporated into this Item 1 of Part II by reference.

Item 1A. Risk Factors
For additional information about our risk factors, see "Risk Factors" in Item 1A of our Annual Report.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Our Board of Directors authorized on October 27, 2014, a share repurchase program for the repurchase of outstanding shares of our Common Stock having an aggregate purchase price of up to $150 million. Shares may be repurchased under the program from time to time, in amounts and at prices that the company deems appropriate, subject to market and business conditions, applicable legal requirements and other considerations. The program may be executed using open market purchases pursuant to Rule 10b-18 under the Exchange Act in privately negotiated agreements, by way of issuer tender offers, Rule 10b5-1 plans or other transactions.
Shares of common stock purchased and placed in treasury during the three months ended March 31, 2015 were as follows:

Period	Total number of shares purchased (a)	Average price paid per share	Total number of shares purchased as part of publicly announced plan or programs	Maximum value of shares that may yet be purchased under the plan or program (in thousands)
January 1, 2015 - January 31, 2015	3,506	$20.73	—	$50,000
February 1, 2015 - February 28, 2015	—	$—	—	—
March 1, 2015 - March 31, 2015	11,801	$18.01	11,298	(203)
Total	15,307	$18.63	11,298	$49,797
(a) 4,009 of the 15,307 shares purchased during the three months ended March 31, 2015 were acquired from employees in connection with the settlement of income tax and related benefit withholding obligations arising from the vesting of restricted stock grants. The remaining 11,298 shares were purchased as part of the share repurchase program described above.

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

FORUM ENERGY TECHNOLOGIES, INC.
Date:	May 1, 2015	By:	/s/ James W. Harris
James W. Harris
Senior Vice President and Chief Financial Officer
(As Duly Authorized Officer and Principal Financial Officer)

		By:	/s/ Tylar K. Schmitt
Tylar K. Schmitt
Vice President and Corporate Controller
(As Duly Authorized Officer and Principal Accounting Officer)