Form 10-Q
period 2015-06-30
FORUM ENERGY TECHNOLOGIES, INC.
filed 2015-07-31
CIK 1401257

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________________
FORM 10-Q
___________________________________

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of July 24, 2015, there were 90,282,646 common shares outstanding.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
Forum Energy Technologies, Inc. and subsidiaries
Condensed consolidated statements of comprehensive income
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
(in thousands, except per share information)	2015	2014	2015	2014
Net sales	$284,415	$428,279	$632,511	$832,217
Cost of sales	199,532	290,286	438,502	566,286
Gross profit	84,883	137,993	194,009	265,931
Operating expenses
Selling, general and administrative expenses	66,225	77,731	139,785	148,771
Transaction expenses	23	682	240	810
Loss (gain) on sale of assets and other	37	(284)	(275)	405
Total operating expenses	66,285	78,129	139,750	149,986
Earnings from equity investment	3,840	5,940	8,411	11,248
Operating income	22,438	65,804	62,670	127,193
Other expense (income)
Interest expense	7,607	7,725	15,234	15,475
Foreign exchange (gains) losses and other, net	4,055	3,129	(2,601)	4,606
Total other expense	11,662	10,854	12,633	20,081
Income before income taxes	10,776	54,950	50,037	107,112
Provision for income tax expense	1,911	15,407	12,516	31,063
Net income	8,865	39,543	37,521	76,049
Less: Income (loss) attributable to noncontrolling interest	(9)	21	(25)	(3)
Net income attributable to common stockholders	8,874	39,522	37,546	76,052

Weighted average shares outstanding
Basic	89,767	92,649	89,625	92,391
Diluted	91,884	95,695	91,597	95,363
Earnings per share
Basic	$0.10	$0.43	$0.42	$0.82
Diluted	$0.10	$0.41	$0.41	$0.80

Other comprehensive income, net of tax:
Net income	8,865	39,543	37,521	76,049
Change in foreign currency translation, net of tax of $0	25,491	11,690	(11,806)	12,720
Gain (loss) on pension liability	(29)	—	70	2
Comprehensive income	34,327	51,233	25,785	88,771
Less: comprehensive loss (income) attributable to noncontrolling interests	11	(15)	54	12
Comprehensive income attributable to common stockholders	$34,338	$51,218	$25,839	$88,783
The accompanying notes are an integral part of these condensed consolidated financial statements.

Forum Energy Technologies, Inc. and subsidiaries
Condensed consolidated balance sheets
(Unaudited)

(in thousands, except share information)	June 30, 2015	December 31, 2014
Assets
Current assets
Cash and cash equivalents	$57,841	$76,579
Accounts receivable—trade, net	199,620	287,045
Inventories	522,817	461,515
Prepaid expenses and other current assets	41,458	32,985
Costs and estimated profits in excess of billings	16,819	14,646
Deferred income taxes, net	23,066	22,389
Total current assets	861,621	895,159
Property and equipment, net of accumulated depreciation	202,430	189,974
Deferred financing costs, net	11,828	13,107
Intangibles	265,811	271,739
Goodwill	808,374	798,481
Investment in unconsolidated subsidiary	55,308	49,675
Other long-term assets	4,001	3,493
Total assets	$2,209,373	$2,221,628
Liabilities and equity
Current liabilities
Current portion of long-term debt	$623	$840
Accounts payable—trade	114,948	127,757
Accrued liabilities	82,176	126,890
Deferred revenue	8,604	10,919
Billings in excess of costs and profits recognized	9,811	15,785
Total current liabilities	216,162	282,191
Long-term debt, net of current portion	437,673	428,010
Deferred income taxes, net	97,831	98,188
Other long-term liabilities	22,396	17,318
Total liabilities	774,062	825,707
Commitments and contingencies
Equity
Common stock, $0.01 par value, 296,000,000 shares authorized, 98,299,697 and 97,865,278 shares issued	983	979
Additional paid-in capital	878,508	864,313
Treasury stock at cost, 8,138,667 and 8,108,983 shares	(133,074)	(132,480)
Retained earnings	737,051	699,505
Accumulated other comprehensive income (loss)	(48,668)	(36,961)
Total stockholders’ equity	1,434,800	1,395,356
Noncontrolling interest in subsidiary	511	565
Total equity	1,435,311	1,395,921
Total liabilities and equity	$2,209,373	$2,221,628
The accompanying notes are an integral part of these condensed consolidated financial statements.

Forum Energy Technologies, Inc. and subsidiaries
Condensed consolidated statements of cash flows
(Unaudited)

	Six Months Ended June 30,
(in thousands, except share information)	2015	2014
Cash flows from operating activities
Net income	$37,521	$76,049
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation expense	18,996	18,650
Amortization of intangible assets	13,671	13,678
Share-based compensation expense	11,814	9,414
Deferred income taxes	69	6,307
Earnings from equity investment, net of distributions	(5,633)	2,171
Other	2,588	2,337
Changes in operating assets and liabilities
Accounts receivable—trade	90,944	(24,780)
Inventories	(39,009)	(11,695)
Prepaid expenses and other current assets	(4,729)	10,971
Accounts payable, deferred revenue and other accrued liabilities	(62,388)	11,924
Costs and estimated profits in excess of billings, net	(7,960)	(1,943)
Net cash provided by operating activities	$55,884	$113,083
Cash flows from investing activities
Acquisition of businesses, net of cash acquired	(60,836)	(37,682)
Capital expenditures for property and equipment	(19,680)	(28,718)
Proceeds from sale of business, property and equipment	1,408	8,596
Net cash used in investing activities	$(79,108)	$(57,804)
Cash flows from financing activities
Borrowings under Credit Facility	79,943	—
Repayment of long-term debt	(70,580)	(75,511)
Excess tax benefits from stock based compensation	106	5,179
Repurchases of stock	(6,194)	(881)
Proceeds from stock issuance	2,280	6,746
Deferred financing costs	—	(5)
Net cash provided by (used in) financing activities	$5,555	$(64,472)
Effect of exchange rate changes on cash	(1,069)	2,253
Net decrease in cash and cash equivalents	(18,738)	(6,940)
Cash and cash equivalents
Beginning of period	76,579	39,582
End of period	$57,841	$32,642
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
In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for the fair statement of the Company's financial position, results of operations and cash flows have been included. Operating results for the six months ended June 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015 or any other interim period.
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
In July 2015, the FASB issued Accounting Standards Update ("ASU") No. 2015-11, Simplifying the Measurement of Inventory, the objective of which is to clearly articulate the requirements for the measurement and disclosure of inventory.  The new standard will be effective for the Company for the fiscal year beginning after December 15, 2016, including interim periods within those fiscal years. The guidance is not expected to have a material impact on the consolidated financial statements.
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
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). The comprehensive new standard will supersede existing revenue recognition guidance and require revenue to be recognized when promised goods or services are transferred to customers in amounts that reflect the consideration

Forum Energy Technologies, Inc. and subsidiaries
Notes to condensed consolidated financial statements (continued)
(Unaudited)

to which the company expects to be entitled in exchange for those goods or services. Adoption of the new rules could affect the timing of revenue recognition for certain transactions. The guidance permits two implementation approaches, one requiring retrospective application of the new standard with restatement of prior years and one requiring prospective application of the new standard with disclosure of results under old standards. The new standard is to be effective December 15, 2017. Companies are able to early adopt the pronouncement, however not before December 15, 2016. The Company is currently evaluating the impacts of the adoption and the implementation approach to be used.
3. Acquisitions
2015 Acquisition
Effective February 2, 2015, the Company completed the acquisition of J-Mac Tool, Inc. ("J-Mac") for consideration of $64.2 million. J-Mac is a Fort Worth, Texas based manufacturer of high quality hydraulic fracturing pumps, power ends, fluid ends and other pump accessories. J-Mac is included in the Production & Infrastructure segment. As the value of certain assets and liabilities are preliminary in nature, they are subject to adjustment as additional information is obtained about the facts and circumstances that existed at the acquisition date. When the valuation is final, any changes to the preliminary valuation of acquired assets and liabilities could result in adjustments to identified intangibles and goodwill. The following table summarizes the preliminary fair values of the assets acquired and liabilities assumed at the date of the acquisition (in thousands):

2015 Acquisition
Current assets, net of cash acquired	$37,106
Property and equipment	11,659
Intangible assets (primarily customer relationships)	10,408
Tax-deductible goodwill	15,249
Current liabilities	(10,209)
Long-term liabilities	(22)
Net assets acquired	$64,191
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
Revenues and net income related to the acquisitions were not significant for the year ended December 31, 2014 or the six months ended June 30, 2015. Pro forma results of operations for the 2015 and 2014 acquisitions have not been presented because the effects were not material to the consolidated financial statements on either an individual or aggregate basis.

Forum Energy Technologies, Inc. and subsidiaries
Notes to condensed consolidated financial statements (continued)
(Unaudited)

4. Inventories
The Company's significant components of inventory at June 30, 2015 and December 31, 2014 were as follows (in thousands):

	June 30, 2015	December 31, 2014
Raw materials and parts	$169,761	$153,768
Work in process	51,581	50,913
Finished goods	333,856	286,290
Gross inventories	555,198	490,971
Inventory reserve	(32,381)	(29,456)
Inventories	$522,817	$461,515
5. Goodwill and intangible assets
Goodwill
The changes in the carrying amount of goodwill from December 31, 2014 to June 30, 2015, were as follows (in thousands):

	Drilling & Subsea	Production & Infrastructure	Total
Goodwill Balance at December 31, 2014 net	$719,860	$78,621	$798,481
Acquisitions	—	15,249	15,249
Impact of non-U.S. local currency translation	(5,107)	(249)	(5,356)
Goodwill Balance at June 30, 2015 net	$714,753	$93,621	$808,374

Forum Energy Technologies, Inc. and subsidiaries
Notes to condensed consolidated financial statements (continued)
(Unaudited)

Intangible assets
Intangible assets consisted of the following as of June 30, 2015 and December 31, 2014, respectively (in thousands):

	June 30, 2015
	Gross carrying amount	Accumulated amortization	Net amortizable intangibles	Amortization period (in years)
Customer relationships	$292,973	$(94,781)	$198,192	4-15
Patents and technology	30,536	(9,373)	21,163	5-17
Non-compete agreements	7,029	(6,071)	958	3-6
Trade names	47,866	(16,580)	31,286	10-15
Distributor relationships	22,160	(13,178)	8,982	8-15
Trademark	5,230	—	5,230	Indefinite
Intangible Assets Total	$405,794	$(139,983)	$265,811

	December 31, 2014
	Gross carrying amount	Accumulated amortization	Net amortizable intangibles	Amortization period (in years)
Customer relationships	$284,120	$(84,947)	$199,173	4-15
Patents and technology	31,069	(8,074)	22,995	5-17
Non-compete agreements	7,086	(5,761)	1,325	3-6
Trade names	48,149	(14,747)	33,402	10-15
Distributor relationships	22,160	(12,546)	9,614	8-15
Trademark	5,230	—	5,230	Indefinite
Intangible Assets Total	$397,814	$(126,075)	$271,739
6. Debt
Notes payable and lines of credit as of June 30, 2015 and December 31, 2014 consisted of the following (in thousands):

	June 30, 2015	December 31, 2014
6.25% Senior Notes due October 2021	$402,600	$402,801
Senior secured revolving credit facility	35,000	25,000
Other debt	696	1,049
Total debt	438,296	428,850
Less: current maturities	(623)	(840)
Long-term debt	$437,673	$428,010
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
Credit Facility
The Company has a Credit Facility with several financial institutions as lenders that provides for a $600.0 million credit facility with up to $75.0 million available for letters of credit and up to $25.0 million in swingline loans. Subject to terms of the Credit Facility, the Company has the ability to increase the Credit Facility by an additional $300.0 million. The

Forum Energy Technologies, Inc. and subsidiaries
Notes to condensed consolidated financial statements (continued)
(Unaudited)

Credit Facility matures in November 2018. Weighted average interest rates under the Credit Facility at June 30, 2015 and December 31, 2014 were 1.94% and 1.91%, respectively.
As of June 30, 2015, we had $35.0 million of borrowings outstanding under the Credit Facility, $12.2 million of outstanding letters of credit and the capacity to borrow an additional $552.8 million subject to certain limitations in the Credit Facility. There have been no changes to the financial covenants disclosed in Item 8 of the Annual Report and the Company was in compliance with all financial covenants at June 30, 2015.
7. Income taxes
The Company's effective tax rate was 25.0% for the six months ended June 30, 2015 and 29.0% for the six months ended June 30, 2014. The tax provision is lower than the comparable period in 2014 primarily due to a higher proportion of our earnings being generated outside the United States in jurisdictions subject to lower tax rates. The effective tax rate can vary from period to period depending on the Company's relative mix of U.S. and non-U.S. earnings. The effective tax rate was 17.7% for the three months ended June 30, 2015 and 28.0% for the three months ended June 30, 2014. The tax provision for the three months ended June 30, 2015 is lower than the comparable period in 2014 primarily due to a higher proportion of our earnings being generated outside the United States in jurisdictions subject to lower tax rates.
8. Fair value measurements
At June 30, 2015, the carrying value of the Credit Facility was $35.0 million. Substantially all of the debt incurs interest at a variable interest rate and, therefore, the carrying amount approximates fair value. The fair value of the debt is classified as a Level 2 measurement because interest rates charged are similar to other financial instruments with similar terms and maturities.
The fair value of the Company’s Senior Notes is estimated using Level 2 inputs in the fair value hierarchy and is based on quoted prices for those or similar instruments. At June 30, 2015, the fair value and the carrying value of the Company’s Senior Notes approximated $398.6 million and $402.6 million, respectively. At December 31, 2014, the fair value and the carrying value of the Company’s Senior Notes approximated $378.1 million and $402.8 million, respectively.
There were no outstanding financial assets as of June 30, 2015 and December 31, 2014 that required measuring the amounts at fair value. The Company did not change its valuation techniques associated with recurring fair value measurements from prior periods and there were no transfers between levels of the fair value hierarchy during the six months ended June 30, 2015.

Forum Energy Technologies, Inc. and subsidiaries
Notes to condensed consolidated financial statements (continued)
(Unaudited)

9. Business segments
The Company’s operations are divided into the following two operating segments, which are our reportable segments: Drilling & Subsea ("D&S") and Production & Infrastructure ("P&I"). The amounts indicated below as "Corporate" relate to costs and assets not allocated to the reportable segments. Summary financial data by segment follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Revenue:
Drilling & Subsea	$169,662	$279,251	$384,777	$541,020
Production & Infrastructure	114,929	149,369	248,092	291,944
Intersegment eliminations	(176)	(341)	(358)	(747)
Total Revenue	$284,415	$428,279	$632,511	$832,217

Operating income:
Drilling & Subsea	$15,380	$50,336	$44,586	$97,401
Production & Infrastructure	15,201	26,562	34,393	50,444
Corporate	(8,083)	(10,696)	(16,344)	(19,437)
Total segment operating income	22,498	66,202	62,635	128,408
Transaction expenses	23	682	240	810
Loss (gain) on sale of assets and other	37	(284)	(275)	405
Income from operations	$22,438	$65,804	$62,670	$127,193
A summary of consolidated assets by reportable segment is as follows (in thousands):

	June 30, 2015	December 31, 2014
Assets
Drilling & Subsea	$1,577,801	$1,674,934
Production & Infrastructure	558,770	488,225
Corporate	72,802	58,469
Total assets	$2,209,373	$2,221,628
Corporate assets include, among other items, prepaid assets, cash and deferred loan costs.

Forum Energy Technologies, Inc. and subsidiaries
Notes to condensed consolidated financial statements (continued)
(Unaudited)

10. Earnings per share
The calculation of basic and diluted earnings per share for each period presented was as follows (dollars and shares in thousands, except per share amounts):

	Three months ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net Income attributable to common stockholders	$8,874	$39,522	$37,546	$76,052

Average shares outstanding (basic)	89,767	92,649	89,625	92,391
Common stock equivalents	2,117	3,046	1,972	2,972
Diluted shares	91,884	95,695	91,597	95,363
Earnings per share
Basic earnings per share	$0.10	$0.43	$0.42	$0.82
Diluted earnings per share	$0.10	$0.41	$0.41	$0.80
The diluted earnings per share calculation excludes approximately 1.3 million and 0.4 million stock options for the three months ended June 30, 2015 and 2014, respectively, and 1.7 million and 0.5 million stock options for the six months ended June 30, 2015 and 2014, respectively, because they were anti-dilutive as the option exercise price was greater than the average market price of the common stock.
11. Commitments and contingencies
In the ordinary course of business, the Company is, and in the future could be, involved in various pending or threatened legal actions that may or may not be covered by insurance. Management has reviewed such pending judicial and legal proceedings, the reasonably anticipated costs and expenses in connection with such proceedings, and the availability and limits of insurance coverage, and has established reserves that are believed to be appropriate in light of those outcomes that are considered to be probable and can be reasonably estimated. The reserves accrued at June 30, 2015 and December 31, 2014, respectively, are immaterial. It is management's opinion that the Company's ultimate liability, if any, with respect to these actions is not expected to have a material adverse effect on the Company’s financial position, results of operations or cash flows.
12. Stockholders' equity
Share-based compensation
During the six months ended June 30, 2015, the Company granted 458,250 options and 861,599 shares of restricted stock or restricted stock units, which includes 161,660 performance share awards with a market condition. The stock options were granted with an exercise price of $18.68. Of the restricted stock or restricted stock units granted, 639,711 vest ratably over four years on each anniversary of the grant date. 60,228 shares of restricted stock or restricted stock units were granted to the non-employee members of the Board of Directors, which have a twelve month vesting period from the date of grant. The performance share awards granted may settle for between zero and two shares of the Company's common stock. The number of shares issued pursuant to the performance share awards will be determined based on the total shareholder return of the Company's common stock as compared to a group of peer companies, measured annually over a one year, two year and three-year performance period.
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

Condensed consolidating statements of comprehensive income

	Three months ended June 30, 2015
	FET (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
			(in thousands)
Net sales	$—	$209,234	$102,363	$(27,182)	$284,415
Cost of sales	—	155,127	71,771	(27,366)	199,532
Gross profit	—	54,107	30,592	184	84,883
Operating expenses
Selling, general and administrative expenses	—	52,426	13,799	—	66,225
Transaction expenses	—	23	—	—	23
Loss (gain) on sale of assets and other	—	53	(16)	—	37
Total operating expenses	—	52,502	13,783	—	66,285
Earnings from equity investment	—	3,840	—	—	3,840
Equity earnings from affiliate, net of tax	13,830	10,594	—	(24,424)	—
Operating income	13,830	16,039	16,809	(24,240)	22,438
Other expense (income)
Interest expense (income)	7,624	—	(17)	—	7,607
Foreign exchange (gains) losses and other, net	—	31	4,024	—	4,055
Total other expense (income)	7,624	31	4,007	—	11,662
Income before income taxes	6,206	16,008	12,802	(24,240)	10,776
Provision for income tax expense	(2,668)	2,178	2,401	—	1,911
Net income	8,874	13,830	10,401	(24,240)	8,865
Less: Income (loss) attributable to noncontrolling interest	—	—	(9)	—	(9)
Net income attributable to common stockholders	8,874	13,830	10,410	(24,240)	8,874

Other comprehensive income, net of tax:
Net income	8,874	13,830	10,401	(24,240)	8,865
Change in foreign currency translation, net of tax of $0	25,491	25,491	25,491	(50,982)	25,491
Change in pension liability	(29)	(29)	(29)	58	(29)
Comprehensive income (loss)	34,336	39,292	35,863	(75,164)	34,327
Less: comprehensive (income) loss attributable to noncontrolling interests	—	—	11	—	11
Comprehensive income (loss) attributable to common stockholders	$34,336	$39,292	$35,874	$(75,164)	$34,338

Forum Energy Technologies, Inc. and subsidiaries
Notes to condensed consolidated financial statements (continued)
(Unaudited)

Condensed consolidating statements of comprehensive income

	Three months ended June 30, 2014
	FET (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
			(in thousands)
Net sales	$—	$312,663	$154,761	$(39,145)	$428,279
Cost of sales	—	221,119	108,861	(39,694)	290,286
Gross profit	—	91,544	45,900	549	137,993
Operating expenses
Selling, general and administrative expenses	—	59,536	18,195	—	77,731
Other operating expense	—	512	(114)	—	398
Total operating expenses	—	60,048	18,081	—	78,129
Earnings from equity investment	—	5,940	—	—	5,940
Equity earnings from affiliates, net of tax	44,571	19,805	—	(64,376)	—
Operating income	44,571	57,241	27,819	(63,827)	65,804
Other expense (income)
Interest expense (income)	7,768	(7)	(36)	—	7,725
Interest income with affiliate	—	(1,933)	—	1,933	—
Interest expense with affiliate	—	—	1,933	(1,933)	—
Foreign exchange (gains) losses and other, net	—	676	2,453	—	3,129
Total other expense (income)	7,768	(1,264)	4,350	—	10,854
Income before income taxes	36,803	58,505	23,469	(63,827)	54,950
Provision for income tax expense	(2,719)	13,934	4,192	—	15,407
Net income	39,522	44,571	19,277	(63,827)	39,543
Less: Income (loss) attributable to noncontrolling interest	—	—	21	—	21
Net income attributable to common stockholders	39,522	44,571	19,256	(63,827)	39,522

Other comprehensive income, net of tax:
Net income	39,522	44,571	19,277	(63,827)	39,543
Change in foreign currency translation, net of tax of $0	11,690	11,690	11,690	(23,380)	11,690
Comprehensive income (loss)	51,212	56,261	30,967	(87,207)	51,233
Less: comprehensive (income) loss attributable to noncontrolling interests	—	—	(15)	—	(15)
Comprehensive income (loss) attributable to common stockholders	$51,212	$56,261	$30,952	$(87,207)	$51,218

Forum Energy Technologies, Inc. and subsidiaries
Notes to condensed consolidated financial statements (continued)
(Unaudited)

Condensed consolidating statements of comprehensive income

	Six months ended June 30, 2015
	FET (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
			(in thousands)
Net sales	$—	$478,433	$222,680	$(68,602)	$632,511
Cost of sales	—	343,894	161,446	(66,838)	438,502
Gross profit	—	134,539	61,234	(1,764)	194,009
Operating expenses
Selling, general and administrative expenses	—	109,798	29,987	—	139,785
Transaction expenses	—	240	—	—
Loss (gain) on sale of assets and other	—	(58)	(217)	—	(275)
Total operating expenses	—	109,980	29,770	—	139,750
Earnings from equity investment	—	8,411	—	—	8,411
Equity earnings from affiliates, net of tax	47,434	26,830	—	(74,264)	—
Operating income	47,434	59,800	31,464	(76,028)	62,670
Other expense (income)
Interest expense (income)	15,212	14	8	—	15,234
Foreign exchange (gains) losses and other, net	—	(154)	(2,447)	—	(2,601)
Total other expense (income)	15,212	(140)	(2,439)	—	12,633
Income before income taxes	32,222	59,940	33,903	(76,028)	50,037
Provision for income tax expense	(5,324)	12,506	5,334	—	12,516
Net income	37,546	47,434	28,569	(76,028)	37,521
Less: Income (loss) attributable to noncontrolling interest	—	—	(25)	—	(25)
Net income attributable to common stockholders	37,546	47,434	28,594	(76,028)	37,546

Other comprehensive income, net of tax:
Net income	37,546	47,434	28,569	(76,028)	37,521
Change in foreign currency translation, net of tax of $0	(11,806)	(11,806)	(11,806)	23,612	(11,806)
Change in pension liability	70	70	70	(140)	70
Comprehensive income (loss)	25,810	35,698	16,833	(52,556)	25,785
Less: comprehensive (income) loss attributable to noncontrolling interests	—	—	54	—	54
Comprehensive income (loss) attributable to common stockholders	$25,810	$35,698	$16,887	$(52,556)	$25,839

Forum Energy Technologies, Inc. and subsidiaries
Notes to condensed consolidated financial statements (continued)
(Unaudited)

Condensed consolidating statements of comprehensive income

	Six Months Ended June 30, 2014
	FET (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
			(in thousands)
Net sales	$—	$610,695	$300,591	$(79,069)	$832,217
Cost of sales	—	428,088	214,846	(76,648)	566,286
Gross profit	—	182,607	85,745	(2,421)	265,931
Operating expenses
Selling, general and administrative expenses	—	113,103	35,668	—	148,771
Other operating expense	—	1,546	(331)	—	1,215
Total operating expenses	—	114,649	35,337	—	149,986
Earnings from equity investment	—	11,248	—	—	11,248
Equity earnings from affiliates, net of tax	86,139	31,640	—	(117,779)	—
Operating income	86,139	110,846	50,408	(120,200)	127,193
Other expense (income)
Interest expense (income)	15,518	16	(59)	—	15,475
Interest income with affiliate	—	(3,883)	—	3,883	—
Interest expense with affiliate	—	—	3,883	(3,883)	—
Foreign exchange (gains) losses and other, net	—	1,018	3,588	—	4,606
Total other expense (income)	15,518	(2,849)	7,412	—	20,081
Income before income taxes	70,621	113,695	42,996	(120,200)	107,112
Provision for income tax expense	(5,431)	27,556	8,938	—	31,063
Net income	76,052	86,139	34,058	(120,200)	76,049
Less: Income (loss) attributable to noncontrolling interest	—	—	(3)	—	(3)
Net income attributable to common stockholders	76,052	86,139	34,061	(120,200)	76,052

Other comprehensive income, net of tax:
Net income	76,052	86,139	34,058	(120,200)	76,049
Change in foreign currency translation, net of tax of $0	12,720	12,720	12,720	(25,440)	12,720
Change in pension liability	2	2	2	(4)	2
Comprehensive income (loss)	88,774	98,861	46,780	(145,644)	88,771
Less: comprehensive (income) loss attributable to noncontrolling interests	—	—	12	—	12
Comprehensive income (loss) attributable to common stockholders	$88,774	$98,861	$46,792	$(145,644)	$88,783

Forum Energy Technologies, Inc. and subsidiaries
Notes to condensed consolidated financial statements (continued)
(Unaudited)

Condensed consolidating balance sheets

	June 30, 2015
	FET (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
			(in thousands)
Assets
Current assets
Cash and cash equivalents	$—	$15,133	$42,708	$—	$57,841
Accounts receivable—trade, net	—	124,376	75,244	—	199,620
Inventories	—	397,487	135,074	(9,744)	522,817
Cost and profits in excess of billings	—	3,879	12,940	—	16,819
Other current assets	—	54,263	10,261	—	64,524
Total current assets	—	595,138	276,227	(9,744)	861,621
Property and equipment, net of accumulated depreciation	—	165,638	36,792	—	202,430
Deferred financing costs, net	11,828	—	—	—	11,828
Intangibles	—	198,725	67,086	—	265,811
Goodwill	—	538,147	270,227	—	808,374
Investment in unconsolidated subsidiary	—	55,308	—	—	55,308
Investment in affiliates	1,369,431	603,545	—	(1,972,976)	—
Long-term advances to affiliates	498,290	—	57,089	(555,379)	—
Other long-term assets	—	3,223	778	—	4,001
Total assets	$1,879,549	$2,159,724	$708,199	$(2,538,099)	$2,209,373
Liabilities and equity
Current liabilities
Current portion of long-term debt	$—	$612	$11	$—	$623
Accounts payable—trade	—	80,997	33,951	—	114,948
Accrued liabilities	7,151	55,101	19,924	—	82,176
Deferred revenue	—	2,791	5,813	—	8,604
Billings in excess of costs and profits	—	211	9,600	—	9,811
Total current liabilities	7,151	139,712	69,299	—	216,162
Long-term debt, net of current portion	437,598	57	18	—	437,673
Long-term payables to affiliates	—	555,379	—	(555,379)	—
Deferred income taxes, net	—	78,056	19,775	—	97,831
Other long-term liabilities	—	17,089	5,307	—	22,396
Total liabilities	444,749	790,293	94,399	(555,379)	774,062

Total stockholder's equity	1,434,800	1,369,431	613,289	(1,982,720)	1,434,800
Noncontrolling interest in subsidiary	—	—	511	—	511
Equity	1,434,800	1,369,431	613,800	(1,982,720)	1,435,311
Total liabilities and equity	$1,879,549	$2,159,724	$708,199	$(2,538,099)	$2,209,373

Forum Energy Technologies, Inc. and subsidiaries
Notes to condensed consolidated financial statements (continued)
(Unaudited)

Condensed consolidating balance sheets

	December 31, 2014
	FET (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
			(in thousands)
Assets
Current assets
Cash and cash equivalents	$5,551	$4,006	$67,022	$—	$76,579
Accounts receivable—trade, net	—	194,964	92,081	—	287,045
Inventories	—	343,902	125,594	(7,981)	461,515
Cost and profits in excess of billings	—	4,871	9,775	—	14,646
Other current assets	—	38,920	16,454	—	55,374
Total current assets	5,551	586,663	310,926	(7,981)	895,159
Property and equipment, net of accumulated depreciation	—	153,016	36,958	—	189,974
Deferred financing costs, net	13,107	—	—	—	13,107
Intangibles	—	198,819	72,920	—	271,739
Goodwill	—	522,898	275,583	—	798,481
Investment in unconsolidated subsidiary	—	49,675	—	—	49,675
Investment in affiliates	1,333,701	590,421	—	(1,924,122)	—
Long-term advances to affiliates	483,534	—	22,531	(506,065)	—
Other long-term assets	—	2,760	733	—	3,493
Total assets	$1,835,893	$2,104,252	$719,651	$(2,438,168)	$2,221,628
Liabilities and equity
Current liabilities
Accounts payable—trade	$—	$85,179	$42,578	$—	$127,757
Accrued liabilities	12,733	84,824	29,333	—	126,890
Current portion of debt and other current liabilities	—	5,800	21,744	—	27,544
Total current liabilities	12,733	175,803	93,655	—	282,191
Long-term debt, net of current portion	427,801	183	26	—	428,010
Long-term payables to affiliates	—	506,065	—	(506,065)	—
Deferred income taxes, net	—	77,311	20,877	—	98,188
Other long-term liabilities	—	11,189	6,129	—	17,318
Total liabilities	440,534	770,551	120,687	(506,065)	825,707

Total stockholder's equity	1,395,359	1,333,701	598,399	(1,932,103)	1,395,356
Noncontrolling interest in subsidiary	—	—	565	—	565
Equity	1,395,359	1,333,701	598,964	(1,932,103)	1,395,921
Total liabilities and equity	$1,835,893	$2,104,252	$719,651	$(2,438,168)	$2,221,628

Forum Energy Technologies, Inc. and subsidiaries
Notes to condensed consolidated financial statements (continued)
(Unaudited)

Condensed consolidating statements of cash flows

	Six months ended June 30, 2015
	FET (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
			(in thousands)
Cash flows from (used in) operating activities	$(8,592)	$45,908	$18,568	$—	$55,884
Cash flows from investing activities
Acquisition of businesses, net of cash acquired	—	(60,836)	—	—	(60,836)
Capital expenditures for property and equipment	—	(14,646)	(5,034)	—	(19,680)
Long-term loans and advances to affiliates	(2,947)	37,346	—	(34,399)	—
Other	—	833	575	—	1,408
Net cash provided by (used in) investing activities	$(2,947)	$(37,303)	$(4,459)	$(34,399)	$(79,108)
Cash flows from financing activities
Borrowings (repayment) of long-term debt	9,796	(425)	(8)	—	9,363
Long-term loans and advances to affiliates	—	2,947	(37,346)	34,399	—
Other	(3,808)	—	—	—	(3,808)
Net cash provided by (used in) financing activities	$5,988	$2,522	$(37,354)	$34,399	$5,555
Effect of exchange rate changes on cash	—	—	(1,069)	—	(1,069)
Net increase (decrease) in cash and cash equivalents	(5,551)	11,127	(24,314)	—	(18,738)
Cash and cash equivalents
Beginning of period	5,551	4,006	67,022	—	76,579
End of period	$—	$15,133	$42,708	$—	$57,841

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

Market Conditions
The level of demand for our products and services is directly related to activity levels and the capital and operating budgets of our customers, which in turn are influenced heavily by energy prices and the expectation as to future trends in those prices. Energy prices have historically been cyclical in nature, as exemplified by the significant decrease in oil prices beginning in the middle of last year and are affected by a wide range of factors. Although the extent and duration of the decline in energy prices are difficult to predict, we expect the current market conditions to have a significant, adverse impact on our business at least through 2015.

The table below shows average crude oil and natural gas prices for West Texas Intermediate crude oil (WTI), United Kingdom Brent crude oil (Brent), and Henry Hub natural gas:

	Three months ended
	June 30,	March 31,	June 30,
	2015	2015	2014
Average global oil, $/bbl
West Texas Intermediate	$57.85	$48.50	$103.06
United Kingdom Brent	$61.65	$53.98	$109.06

Average North American Natural Gas, $/Mcf
Henry Hub	$2.75	$2.90	$4.59
Average WTI and Brent oil prices were 44% lower in the second quarter of 2015 than in the second quarter of 2014. Average natural gas prices were 40% lower in the second quarter of 2015 than in the prior year period. Crude oil prices began a significant decline in the second half of 2014 and have declined 48% from peak prices in June 2014 to the end of June 2015 primarily as a result of weak demand and excess supply. This precipitous decline in oil and natural gas prices has resulted in a significant decrease in exploration and production activity and spending by our customers. These lower oil and natural gas prices had a significant, adverse impact on our results of operations which we expect to continue until prices rise substantially.
The table below shows the average number of active drilling rigs, based on the weekly Baker Hughes Incorporated rig count, operating by geographic area and drilling for different purposes.

	Three months ended
	June 30,	March 31,	June 30,
	2015	2015	2014
Active Rigs by Location
United States	907	1,403	1,852
Canada	98	343	199
International	1,169	1,261	1,348
Global Active Rigs	2,174	3,007	3,399

Land vs. Offshore Rigs
Land	1,853	2,636	3,016
Offshore	321	371	383
Global Active Rigs	2,174	3,007	3,399

U.S. Commodity Target
Oil/Gas	681	1,110	1,529
Gas	223	291	319
Unclassified	3	2	4
Total U.S. Rigs	907	1,403	1,852

U.S. Well Path
Horizontal	701	1,055	1,242
Vertical	114	217	395
Directional	92	131	215
Total U.S. Active Rigs	907	1,403	1,852
As a result of lower oil and natural gas prices, the average U.S. rig count decreased 51% from the second quarter of 2014, while the international rig count and the Canadian rig count decreased 13% and 51%, respectively, from the second quarter of 2014. The U.S. rig count declined 55% from its peak of 1,931 rigs in September 2014 to 859 rigs at the end of June 2015. A substantial portion of our revenue is impacted by the level of rig activity and the number of wells completed. This precipitous decrease in the rig count had a significant negative impact on our results of operations in the second quarter of 2015 and is expected to have a continuing adverse effect on our results at least through 2015.
The current low energy price environment has caused a steep reduction in activity and spending by our customers. Many exploration and production companies, especially those with operations in North America or offshore, have curtailed operations, reduced the number of wells being drilled, or chosen to defer the completion of wells that have been drilled. This has also resulted in a substantial reduction in activity and revenue for energy service companies, resulting in both exploration and production companies and energy service companies significantly reducing their purchases of both capital and consumable equipment from Forum and other equipment manufacturers. This widespread reduction in spending had a negative impact on our results and new orders in the second quarter of 2015 and is expected to have a continuing adverse effect at least through 2015.
The table below shows the amount of total inbound orders by segment for the three and six months ended June 30, 2015 and 2014:

(in millions of dollars)	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Orders:
Drilling & Subsea	$111.0	$308.7	$275.2	$631.1
Production & Infrastructure	87.3	136.0	210.8	299.4
Total Orders	$198.3	$444.7	$486.0	$930.5

Results of operations
We made one acquisition in the first quarter of 2015 and one acquisition in the second quarter of 2014. For additional information about these acquisitions, see Note 3 to the condensed consolidated financial statements in Item 1 of Part I of this quarterly report. For this reason, our results of operations for the 2015 periods presented may not be comparable to historical results of operations for the 2014 periods.
Three months ended June 30, 2015 compared with three months ended June 30, 2014

	Three months ended June 30,		Favorable / (Unfavorable)
	2015	2014	$	%
(in thousands of dollars, except per share information)
Revenue:
Drilling & Subsea	$169,662	$279,251	$(109,589)	(39.2)%
Production & Infrastructure	114,929	149,369	(34,440)	(23.1)%
Eliminations	(176)	(341)	165	*
Total revenue	$284,415	$428,279	$(143,864)	(33.6)%
Operating income:
Drilling & Subsea	$15,380	$50,336	$(34,956)	(69.4)%
Operating income margin %	9.1%	18.0%
Production & Infrastructure	15,201	26,562	(11,361)	(42.8)%
Operating income margin %	13.2%	17.8%
Corporate	(8,083)	(10,696)	2,613	24.4%
Total segment operating income	$22,498	$66,202	$(43,704)	(66.0)%
Operating income margin %	7.9%	15.5%
Transaction expenses	23	682	659	*
Loss (gain) on sale of assets and other	37	(284)	(321)	*
Income from operations	22,438	65,804	(43,366)	(65.9)%
Interest expense, net	7,607	7,725	118	1.5%
Foreign exchange (gains) losses and other, net	4,055	3,129	(926)	*
Other (income) expense, net	11,662	10,854	(808)	*
Income before income taxes	10,776	54,950	(44,174)	(80.4)%
Income tax expense	1,911	15,407	13,496	87.6%
Net income	8,865	39,543	(30,678)	(77.6)%
Less: Income (loss) attributable to non-controlling interest	(9)	21	(30)	*
Income attributable to common stockholders	$8,874	$39,522	$(30,648)	(77.5)%

Weighted average shares outstanding
Basic	89,767	92,649
Diluted	91,884	95,695
Earnings per share
Basic	$0.10	$0.43
Diluted	$0.10	$0.41
* not meaningful

Revenue
Our revenue for the three months ended June 30, 2015 decreased $143.9 million, or 33.6%, to $284.4 million compared to the three months ended June 30, 2014. For the three months ended June 30, 2015, our Drilling & Subsea segment and our Production & Infrastructure segment comprised 59.7% and 40.3% of our total revenue, respectively, which compared to 65.2% and 34.8% of total revenue, respectively, for the three months ended June 30, 2014. The changes in revenue by operating segment consisted of the following:
Drilling & Subsea segment — Revenue decreased $109.6 million, or 39.2%, to $169.7 million during the three months ended June 30, 2015 compared to the three months ended June 30, 2014 primarily attributable to decreased oil and gas drilling and well completions activity in North America. The U.S. average rig count decreased 51% compared to the prior year period resulting in decreased sales of our drilling equipment and our completions and production products. We also recognized lower revenue compared to the prior year period on our subsea products as investment in deepwater oil and gas activity has declined.
Production & Infrastructure segment — Revenue decreased $34.4 million, or 23.1%, to $114.9 million during the three months ended June 30, 2015 compared to the three months ended June 30, 2014. The decrease in revenue was primarily attributable to lower sales of our surface production equipment to exploration and production operators, and to lower sales of our consumable flow equipment products to pressure pumping service providers as fewer wells were completed offset by the addition of J-Mac sales from the first quarter 2015 acquisition.
Segment operating income and segment operating margin percentage
Segment operating income for the three months ended June 30, 2015, decreased $43.7 million, or 66.0%, to $22.5 million compared to the three months ended June 30, 2014. The segment operating margin percentage is calculated by dividing segment operating income by revenue for the period. For the three months ended June 30, 2015, the segment operating margin percentage of 7.9% represents a decrease of 760 basis points from the 15.5% operating margin percentage for three months ended June 30, 2014. The change in operating margin percentage for each segment is explained as follows:
Drilling & Subsea segment — The operating margin percentage for this segment decreased 890 basis points to 9.1% for the three months ended June 30, 2015, from 18.0% for the three months ended June 30, 2014. The second quarter of 2015 included $2.8 million of severance and facility closure costs incurred to further reduce our cost structure in line with current activity levels. Excluding these charges, the operating margin for this segment is down 740 basis points in the second quarter of 2015 compared to the same period in 2014. The reason for this decrease in operating margin percentage is lower activity levels causing a loss of manufacturing scale efficiencies and more intense competition pressuring prices. We believe that adjusted operating margins excluding the costs described above are useful for investors to assess operating performance especially when comparing periods.
Production & Infrastructure segment — The operating margin percentage for this segment decreased 460 basis points to 13.2% for the three months ended June 30, 2015, from 17.8% for the three months ended June 30, 2014. The decrease in operating margin percentage was attributable to higher competition for fewer sales on lower activity levels, and reduced operating leverage on lower volumes. Also impacting margins was lower earnings from our investment in Global Tubing, LLC.
Corporate — Selling, general and administrative expenses for Corporate decreased by $2.6 million, or 24.4%, for the three months ended June 30, 2015 compared to the three months ended June 30, 2014, due to lower professional fees and personnel costs. Corporate costs include, among other items, payroll related costs for general management and management of finance and administration, legal, human resources and information technology; professional fees for legal, accounting and related services; and marketing costs.
Other items not included in segment operating income
Several items are not included in segment operating income, but are included in total operating income. These items include transaction expenses, and gains and losses from the sale of assets. Transaction expenses relate to legal and other advisory costs incurred in acquiring businesses and are not considered to be part of segment operating income. These costs were negligible for the three months ended June 30, 2015 and $0.7 million for the three months ended June 30, 2014.

Other income and expense
Other income and expense includes interest expense and foreign exchange gains and losses. We incurred $7.6 million of interest expense during the three months ended June 30, 2015, a decrease of $0.1 million from the three months ended June 30, 2014. The change in foreign exchange gains or losses is primarily the result of movements in the British pound and the Euro relative to the U.S. dollar.
Taxes
Tax expense includes current income taxes expected to be due based on taxable income to be reported during the periods in the various jurisdictions in which we conduct business, and deferred income taxes based on changes in the tax effect of temporary differences between the bases of assets and liabilities for financial reporting and tax purposes at the beginning and end of the respective periods. The effective tax rate, calculated by dividing total tax expense by income before income taxes, was 17.7% for the three months ended June 30, 2015 and 28.0% for the three months ended June 30, 2014. The annual effective tax rate for 2015 is currently estimated to be 25%. The tax provision for the three months ended June 30, 2015 is lower than the comparable period in 2014 primarily due to a higher proportion of our earnings being generated outside the United States in jurisdictions subject to lower tax rates.

Six months ended June 30, 2015 compared with six months ended June 30, 2014

	Six Months Ended June 30,		Favorable / (Unfavorable)
	2015	2014	$	%
(in thousands of dollars, except per share information)
Revenue:
Drilling & Subsea	$384,777	$541,020	(156,243)	(28.9)%
Production & Infrastructure	248,092	291,944	(43,852)	(15.0)%
Eliminations	(358)	(747)	389	*
Total revenue	$632,511	$832,217	$(199,706)	(24.0)%
Operating income:
Drilling & Subsea	$44,586	$97,401	$(52,815)	(54.2)%
Operating income margin %	11.6%	18.0%
Production & Infrastructure	34,393	50,444	(16,051)	(31.8)%
Operating income margin %	13.9%	17.3%
Corporate	(16,344)	(19,437)	3,093	(15.9)%
Total segment operating income	$62,635	$128,408	$(65,773)	(51.2)%
Operating income margin %	9.9%	15.4%
Transaction expenses	240	810	570	*
Loss (gain) on sale of assets and other	(275)	405	680	*
Income from operations	62,670	127,193	(64,523)	(50.7)%
Interest expense, net	15,234	15,475	(241)	(1.6)%
Foreign exchange (gains) losses and other, net	(2,601)	4,606	7,207	*
Other (income) expense, net	12,633	20,081	7,448	*
Income before income taxes	50,037	107,112	(57,075)	(53.3)%
Income tax expense	12,516	31,063	18,547	59.7%
Net income	37,521	76,049	(38,528)	(50.7)%
Less: Income (loss) attributable to non-controlling interest	(25)	(3)	(22)	*
Income attributable to common stockholders	$37,546	$76,052	$(38,506)	(50.6)%

Weighted average shares outstanding
Basic	89,625	92,391
Diluted	91,597	95,363
Earnings per share
Basic	$0.42	$0.82
Diluted	$0.41	$0.80
* not meaningful
Revenue
Our revenue for the six months ended June 30, 2015 decreased $199.7 million, or 24.0%, to $632.5 million compared to the six months ended June 30, 2014. For the six months ended June 30, 2015, our Drilling & Subsea segment and our Production & Infrastructure segment comprised 60.8% and 39.2% of our total revenue, respectively, which compared to 65.0% and 35.0% of total revenue, respectively, for the six months ended June 30, 2014. The changes in revenue by operating segment consisted of the following:
Drilling & Subsea segment — Revenue decreased $156.2 million, or 28.9%, to $384.8 million during the six months ended June 30, 2015 compared to the six months ended June 30, 2014 primarily attributable to decreased oil and gas drilling and well completions activity in North America. The U.S. average rig count decreased 36% compared to the prior year six-month period resulting in decreased sales of our drilling capital and consumable equipment and our completions and downhole products. We recognized lower revenue compared to the prior year period on our subsea products, such as our remotely operated vehicles, as investment in deepwater oil and gas activity has declined.
Production & Infrastructure segment — Revenue decreased $43.9 million, or 15.0%, to $248.1 million during the six months ended June 30, 2015 compared to the six months ended June 30, 2014 primarily attributable to decreased sales of our surface production equipment to exploration and production operators and lower sales of our valves products. These revenue decreases were partially offset by revenue from our first quarter 2015 acquisition.

Segment operating income and segment operating margin percentage
Segment operating income for the six months ended June 30, 2015, decreased $65.8 million, or 51.2%, to $62.6 million compared to the six months ended June 30, 2014. The segment operating margin percentage is calculated by dividing segment operating income by revenue for the period. For the six months ended June 30, 2015, the segment operating margin percentage of 9.9% represents a decrease of 550 basis points from the 15.4% operating margin percentage for six months ended June 30, 2014. The change in operating margin percentage for each segment is explained as follows:
Drilling & Subsea segment — The operating margin percentage decreased 640 basis points to 11.6% for the six months ended June 30, 2015, from 18.0% for the six months ended June 30, 2014. The six months ended June 30, 2015 included $7.3 million of severance and facility closure costs incurred to further reduce our cost structure in line with current activity levels. Excluding these charges, the operating margin is down 450 basis points in the six months ended June 30, 2015 compared to the same period in 2014. The reason for this decrease is a combination of lower activity levels and more intense competition pressuring prices and reduced operating leverage on lower volumes. We believe that adjusted operating margins excluding the costs described above are useful for investors to assess operating performance especially when comparing periods.
Production & Infrastructure segment — The operating margin percentage decreased 340 basis points to 13.9% for the six months ended June 30, 2015, from 17.3% for the six months ended June 30, 2014. The decrease in operating margin percentage was attributable to higher competition for fewer sales on lower activity levels, and reduced operating leverage on lower volumes. Also impacting margins was lower earnings from our investment in Global Tubing, LLC.
Corporate — Selling, general and administrative expenses for Corporate decreased by $3.1 million, or 15.9%, for the six months ended June 30, 2015 compared to the six months ended June 30, 2014, due to lower professional fees and personnel costs. Corporate costs include, among other items, payroll related costs for general management and management of finance and administration, legal, human resources and information technology; professional fees for legal, accounting and related services; and marketing costs.
Other items not included in segment operating income
Several items are not included in segment operating income, but are included in total operating income. These items include transaction expenses, and gains and losses from the sale of assets. Transaction expenses relate to legal and other advisory costs incurred in acquiring businesses and are not considered to be part of segment operating income. These costs were $0.2 million and $0.8 million for the six months ended June 30, 2015 and 2014, respectively. In the first quarter of 2014, we incurred a loss of $0.8 million on the sale of our subsea pipe joint protective coatings business.
Other income and expense
Other income and expense includes interest expense and foreign exchange gains and losses. We incurred $15.2 million of interest expense during the six months ended June 30, 2015, a decrease of $0.2 million from the six months ended June 30, 2014. The increase in interest expense was attributable to slightly higher outstanding debt balances incurred to finance two acquisitions, offset by repayments of outstanding balances on our Credit Facility out of operating cash flow. The change in foreign exchange gains or losses is primarily the result of movements in the British pound and the Euro relative to the U.S. dollar.
Taxes
Tax expense includes current income taxes expected to be due based on taxable income to be reported during the periods in the various jurisdictions in which we conduct business, and deferred income taxes based on changes in the tax effect of temporary differences between the bases of assets and liabilities for financial reporting and tax purposes at the beginning and end of the respective periods. The effective tax rate, calculated by dividing total tax expense by income before income taxes, was 25.0% for the six months ended June 30, 2015 and 29.0% for the six months ended June 30, 2014. The annual effective tax rate for 2015 is currently estimated to be 25%. The tax provision is lower than the comparable period in 2014 primarily due to a higher proportion of our earnings being generated outside the United States in jurisdictions subject to lower tax rates.

Liquidity and capital resources
Sources and uses of liquidity
At June 30, 2015, we had cash and cash equivalents of $57.8 million and total debt of $438.3 million. We believe that cash on hand, cash generated from operations and amounts available under the Credit Facility will be sufficient to fund operations, working capital needs, capital expenditure requirements and financing obligations for the foreseeable future.
Our total 2015 capital expenditure budget is approximately $35.0 million, which consists of, among other items, investments in maintaining and expanding certain manufacturing facilities, replacing end of life machinery and equipment, maintaining our rental fleet of subsea equipment, and general capital expenditures. This budget does not include expenditures for potential business acquisitions.
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

In October 2014, our Board of Directors approved a share repurchase program for the repurchase of outstanding shares of our common stock with an aggregate purchase price of up to $150 million. Shares may be repurchased under the program from time to time, in amounts and at prices that we deem appropriate, subject to market and business conditions, applicable legal requirements and other considerations. We have purchased approximately 4.5 million shares of stock under this program for aggregate consideration of approximately $100.2 million. Remaining authorization under this program is $49.8 million.
Our cash flows for the six months ended June 30, 2015 and 2014 are presented below (in millions):

	Six Months Ended June 30,
	2015	2014
Net cash provided by operating activities	$55.9	$113.1
Net cash used in investing activities	(79.1)	(57.8)
Net cash provided by (used in) financing activities	5.6	(64.5)
Net decrease in cash and cash equivalents	$(18.7)	$(6.9)
Cash flows provided by operating activities
Net cash provided by operating activities was $55.9 million and $113.1 million for the six months ended June 30, 2015 and 2014, respectively. Cash provided by operations decreased primarily as a result of lower earnings, as well as incremental investments in working capital.
Cash flows used in investing activities
Net cash used in investing activities was $79.1 million and $57.8 million for the six months ended June 30, 2015 and 2014, respectively. The increase was primarily due to consideration paid for an acquisition in the first quarter of 2015 of $60.8 million compared to $37.7 million of consideration paid for an acquisition in the second quarter of 2014. Capital expenditures for the six months ended June 30, 2015 were $19.7 million as compared to $28.7 million for the comparable prior period.
Cash flows provided by (used in) financing activities
Net cash provided by financing activities was $5.6 million for the six months ended June 30, 2015, compared to cash used in financing activities of $64.5 million for the six months ended June 30, 2014. The cash provided by financing activities for the six months ended June 30, 2015 was primarily due to borrowings related to an acquisition offset by the repayment of long-term debt during the period. The cash used in financing activities for the six months ended June 30, 2014 primarily consisted of a pay down of long-term debt during the period.

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
Credit Facility
We have a Credit Facility with Wells Fargo Bank, National Association, as administrative agent, and several financial institutions as lenders, which provides for a $600.0 million revolving credit facility, including up to $75.0 million available for letters of credit and up to $25.0 million in swingline loans. Subject to terms of the Credit Facility, we have the ability to increase the Credit Facility by an additional $300.0 million. Our Credit Facility matures in November 2018. Weighted average interest rates under the Credit Facility at June 30, 2015 and December 31, 2014 were 1.94% and 1.91%, respectively.
Future borrowings under the Credit Facility will be available for working capital and other general corporate purposes, including permitted acquisitions. It is anticipated that the Credit Facility will be available to be drawn on and repaid during the term thereof as long as we are in compliance with the terms of the credit agreement, including certain financial covenants. As of June 30, 2015, we had $35.0 million of borrowings outstanding under our Credit Facility, $12.2 million of outstanding letters of credit and the capacity to borrow an additional $552.8 million. This availability and our ability to increase the Credit Facility by an additional $300.0 million is subject to certain limitations, including a maximum ratio of total funded debt to adjusted EBITDA (as defined in the Credit Facility) for the most recent four fiscal quarter period. If our adjusted EBITDA levels do not increase in future quarters, our borrowing capacity under the Credit Facility may be reduced.
There have been no changes to the Credit Facility financial covenants disclosed in Item 7 of our 2014 Annual Report on Form 10-K and we were in compliance with all financial covenants at June 30, 2015 and December 31, 2014.
Off-balance sheet arrangements
As of June 30, 2015, we had no off-balance sheet instruments or financial arrangements, other than operating leases entered into in the ordinary course of business.
Contractual obligations
Except for net repayments under the Credit Facility, as of June 30, 2015, there have been no material changes in our contractual obligations and commitments disclosed in the Annual Report.
Critical accounting policies and estimates
There have been no material changes in our critical accounting policies and procedures during the six months ended June 30, 2015. For a detailed discussion of our critical accounting policies and estimates, refer to our 2014 Annual Report on Form 10-K.
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
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). The comprehensive new standard will supersede existing revenue recognition guidance and require revenue to be recognized when promised goods or services are transferred to customers in amounts that reflect the consideration to which the company expects to be entitled in exchange for those goods or services. Adoption of the new rules could affect the timing of revenue recognition for certain transactions. The guidance permits two implementation approaches, one requiring retrospective application of the new standard with restatement of prior years and one requiring prospective application of the new standard with disclosure of results under old standards.The new standard is to be effective December 15, 2017. Companies are able to early adopt the pronouncement, however not before December 15, 2016. The Company is currently evaluating the impacts of the adoption and the implementation approach to be used
Item 3. Quantitative and qualitative disclosures about market risk
We are currently exposed to market risk from changes in foreign currency and changes in interest rates. From time to time, we may enter into derivative financial instrument transactions to manage or reduce our market risk, but we do not enter into derivative transactions for speculative purposes.
There have been no significant changes to our market risk since December 31, 2014. For a discussion of our exposure to market risk, refer to Part II, Item 7(a), “Quantitative and Qualitative Disclosures About Market Risk,” in our 2014 Annual Report on Form 10-K.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our management, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b) as of June 30, 2015. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2015 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Shares of common stock purchased and placed in treasury during the three months ended June 30, 2015 were as follows:

Period	Total number of shares purchased (a)	Average price paid per share	Total number of shares purchased as part of publicly announced plan or programs	Maximum value of shares that may yet be purchased under the plan or program (in thousands)
April 1, 2015 - April 30, 2015	9,150	$22.24	—	$49,752
May 1, 2015 - May 31, 2015	—	$—	—	—
June 1, 2015 - June 30, 2015	2,727	$22.03	—	—
Total	11,877	$22.19	—	$49,752
(a) All of the 11,877 shares purchased during the three months ended June 30, 2015 were acquired from employees in connection with the settlement of income tax and related benefit withholding obligations arising from the vesting of restricted stock grants.

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

FORUM ENERGY TECHNOLOGIES, INC.
Date:	July 31, 2015	By:	/s/ James W. Harris
James W. Harris
Senior Vice President and Chief Financial Officer
(As Duly Authorized Officer and Principal Financial Officer)

		By:	/s/ Tylar K. Schmitt
Tylar K. Schmitt
Vice President and Corporate Controller
(As Duly Authorized Officer and Principal Accounting Officer)