Form 10-Q
period 2015-09-30
FORUM ENERGY TECHNOLOGIES, INC.
filed 2015-10-30
CIK 1401257

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________________
FORM 10-Q
___________________________________

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of October 23, 2015, there were 90,411,485 common shares outstanding.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
Forum Energy Technologies, Inc. and subsidiaries
Condensed consolidated statements of comprehensive income
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
(in thousands, except per share information)	2015	2014	2015	2014
Net sales	$244,993	$468,822	$877,504	$1,301,039
Cost of sales	179,231	316,784	617,733	883,070
Gross profit	65,762	152,038	259,771	417,969
Operating expenses
Selling, general and administrative expenses	57,235	81,316	197,020	230,087
Transaction expenses	193	1,516	433	2,326
Loss (gain) on sale of assets and other	11	(85)	(264)	320
Total operating expenses	57,439	82,747	197,189	232,733
Earnings from equity investment	3,870	6,749	12,281	17,997
Operating income	12,193	76,040	74,863	203,233
Other expense (income)
Interest expense	7,453	7,699	22,687	23,174
Foreign exchange (gains) losses and other, net	(2,910)	(5,222)	(5,511)	(616)
Total other expense	4,543	2,477	17,176	22,558
Income before income taxes	7,650	73,563	57,687	180,675
Provision for income tax expense	932	21,332	13,448	52,395
Net income	6,718	52,231	44,239	128,280
Less: Income (loss) attributable to noncontrolling interest	(2)	5	(27)	2
Net income attributable to common stockholders	6,720	52,226	44,266	128,278

Weighted average shares outstanding
Basic	90,058	93,331	89,770	92,728
Diluted	91,687	96,198	91,576	95,631
Earnings per share
Basic	$0.07	$0.56	$0.49	$1.38
Diluted	$0.07	$0.54	$0.48	$1.34

Other comprehensive income, net of tax:
Net income	6,718	52,231	44,239	128,280
Change in foreign currency translation, net of tax of $0	(18,747)	(34,474)	(30,553)	(21,754)
Gain (loss) on pension liability	(2)	—	68	2
Comprehensive income (loss)	(12,031)	17,757	13,754	106,528
Less: comprehensive loss (income) attributable to noncontrolling interests	64	(32)	118	(20)
Comprehensive income (loss) attributable to common stockholders	$(11,967)	$17,725	$13,872	$106,508
The accompanying notes are an integral part of these condensed consolidated financial statements.

Forum Energy Technologies, Inc. and subsidiaries
Condensed consolidated balance sheets
(Unaudited)

(in thousands, except share information)	September 30, 2015	December 31, 2014
Assets
Current assets
Cash and cash equivalents	$76,185	$76,579
Accounts receivable—trade, net	157,591	287,045
Inventories	504,756	461,515
Prepaid expenses and other current assets	39,430	32,985
Costs and estimated profits in excess of billings	18,449	14,646
Deferred income taxes, net	20,380	22,389
Total current assets	816,791	895,159
Property and equipment, net of accumulated depreciation	196,804	189,974
Deferred financing costs, net	11,189	13,107
Intangibles	257,050	271,739
Goodwill	799,601	798,481
Investment in unconsolidated subsidiary	56,457	49,675
Other long-term assets	3,494	3,493
Total assets	$2,141,386	$2,221,628
Liabilities and equity
Current liabilities
Current portion of long-term debt	$335	$840
Accounts payable—trade	92,244	127,757
Accrued liabilities	79,241	126,890
Deferred revenue	9,342	10,919
Billings in excess of costs and profits recognized	9,111	15,785
Total current liabilities	190,273	282,191
Long-term debt, net of current portion	402,556	428,010
Deferred income taxes, net	94,205	98,188
Other long-term liabilities	23,409	17,318
Total liabilities	710,443	825,707
Commitments and contingencies
Equity
Common stock, $0.01 par value, 296,000,000 shares authorized, 98,522,054 and 97,865,278 shares issued	985	979
Additional paid-in capital	886,221	864,313
Treasury stock at cost, 8,141,445 and 8,108,983 shares	(133,126)	(132,480)
Retained earnings	743,771	699,505
Accumulated other comprehensive income (loss)	(67,355)	(36,961)
Total stockholders’ equity	1,430,496	1,395,356
Noncontrolling interest in subsidiary	447	565
Total equity	1,430,943	1,395,921
Total liabilities and equity	$2,141,386	$2,221,628
The accompanying notes are an integral part of these condensed consolidated financial statements.

Forum Energy Technologies, Inc. and subsidiaries
Condensed consolidated statements of cash flows
(Unaudited)

	Nine Months Ended September 30,
(in thousands, except share information)	2015	2014
Cash flows from operating activities
Net income	$44,239	$128,280
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation expense	28,721	28,274
Amortization of intangible assets	20,558	20,608
Share-based compensation expense	17,090	14,334
Deferred income taxes	(1,528)	(4,477)
Earnings from equity investment, net of distributions	(6,782)	3,092
Other	4,523	3,644
Changes in operating assets and liabilities
Accounts receivable—trade	129,601	(67,793)
Inventories	(24,729)	(14,520)
Prepaid expenses and other current assets	(2,019)	(6,872)
Accounts payable, deferred revenue and other accrued liabilities	(81,496)	66,744
Costs and estimated profits in excess of billings, net	(10,472)	8,439
Net cash provided by operating activities	$117,706	$179,753
Cash flows from investing activities
Acquisition of businesses, net of cash acquired	(60,836)	(38,289)
Capital expenditures for property and equipment	(28,046)	(39,932)
Proceeds from sale of business, property and equipment	1,699	8,735
Net cash used in investing activities	$(87,183)	$(69,486)
Cash flows from financing activities
Borrowings under Credit Facility	79,943	—
Repayment of long-term debt	(105,985)	(91,760)
Excess tax benefits from stock based compensation	206	7,291
Repurchases of stock	(6,246)	(1,328)
Proceeds from stock issuance	4,618	10,332
Deferred financing costs	—	(6)
Net cash used in financing activities	$(27,464)	$(75,471)
Effect of exchange rate changes on cash	(3,453)	(294)
Net increase (decrease) in cash and cash equivalents	(394)	34,502
Cash and cash equivalents
Beginning of period	76,579	39,582
End of period	$76,185	$74,084
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
In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for the fair statement of the Company's financial position, results of operations and cash flows have been included. Operating results for the nine months ended September 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015 or any other interim period.
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
In September 2015, the FASB issued Accounting Standards Update ("ASU") No. 2015-16, Simplifying the Accounting for Measurement-Period Adjustments. This new standard specifies that an acquirer in a business combination should recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined, eliminating the current requirement to retrospectively account for these adjustments. Additionally, the full effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts should be recognized in the same period as the adjustments to the provisional amounts. The new standard will be effective for the Company for the fiscal year beginning January 1, 2016 and interim periods thereafter.
In July 2015, the FASB issued ASU No. 2015-11, Simplifying the Measurement of Inventory, which requires companies to measure inventory at the lower of cost or net realizable value rather than at the lower of cost or market. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. The new standard will be effective for the Company for the fiscal year beginning after December 15, 2016, including interim periods within those fiscal years. The Company is currently evaluating the impacts of the adoption of this guidance.
In April 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs, which requires deferred financing costs to be presented in the balance sheet as a direct deduction from the carrying value of the associated debt liability. The new standard will be effective for the Company for the fiscal year beginning January 1, 2016 and interim periods thereafter. The guidance is not expected to have a material impact on the consolidated financial statements.

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
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). The comprehensive new standard will supersede existing revenue recognition guidance and require revenue to be recognized when promised goods or services are transferred to customers in amounts that reflect the consideration to which the company expects to be entitled in exchange for those goods or services. Adoption of the new rules could affect the timing of revenue recognition for certain transactions. The guidance permits two implementation approaches, one requiring retrospective application of the new standard with restatement of prior years and one requiring prospective application of the new standard with disclosure of results under old standards. The new standard is to be effective for the fiscal year beginning after December 15, 2017. Companies are able to early adopt the pronouncement, however not before fiscal years beginning after December 15, 2016. The Company is currently evaluating the impacts of the adoption and the implementation approach to be used.
3. Acquisitions
2015 Acquisition
Effective February 2, 2015, the Company completed the acquisition of J-Mac Tool, Inc. ("J-Mac") for consideration of $64.2 million. J-Mac is a Fort Worth, Texas based manufacturer of high quality hydraulic fracturing pumps, power ends, fluid ends and other pump accessories. J-Mac is included in the Production & Infrastructure segment. As the value of certain assets and liabilities are preliminary in nature, they are subject to adjustment as additional information is obtained about the facts and circumstances that existed at the acquisition date, including any post-closing purchase price adjustments. When the valuation is final, any changes to the preliminary valuation of acquired assets and liabilities could result in adjustments to identified intangibles and goodwill. The following table summarizes the current preliminary fair values of the assets acquired and liabilities assumed at the date of the acquisition (in thousands):

2015 Acquisition
Current assets, net of cash acquired	$37,095
Property and equipment	11,506
Intangible assets (primarily customer relationships)	10,400
Tax-deductible goodwill	15,350
Current liabilities	(10,138)
Long-term liabilities	(22)
Net assets acquired	$64,191

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
Revenues and net income related to the acquisitions were not significant for the year ended December 31, 2014 or the nine months ended September 30, 2015. Pro forma results of operations for the 2015 and 2014 acquisitions have not been presented because the effects were not material to the consolidated financial statements on either an individual or aggregate basis.
4. Inventories
The Company's significant components of inventory at September 30, 2015 and December 31, 2014 were as follows (in thousands):

	September 30, 2015	December 31, 2014
Raw materials and parts	$156,595	$153,768
Work in process	51,636	50,913
Finished goods	330,180	286,290
Gross inventories	538,411	490,971
Inventory reserve	(33,655)	(29,456)
Inventories	$504,756	$461,515
5. Goodwill and intangible assets
Goodwill
The changes in the carrying amount of goodwill from December 31, 2014 to September 30, 2015, were as follows (in thousands):

	Drilling & Subsea	Production & Infrastructure	Total
Goodwill Balance at December 31, 2014 net	$719,860	$78,621	$798,481
Acquisitions	—	15,350	15,350
Impact of non-U.S. local currency translation	(13,756)	(474)	(14,230)
Goodwill Balance at September 30, 2015 net	$706,104	$93,497	$799,601

Goodwill and intangible assets with indefinite lives are assessed for impairment annually or whenever an event indicating impairment may have occurred. During the quarter ended September 30, 2015, the Company elected to change the

Forum Energy Technologies, Inc. and subsidiaries
Notes to condensed consolidated financial statements (continued)
(Unaudited)

date of the Company's annual assessments of goodwill and indefinite lived intangible assets impairment from December 31 to October 1. This is a change in method of applying an accounting principle, which management believes is a preferable alternative as it better aligns the timing of the assessment with our planning and forecasting process and alleviates constraints on accounting resources during our annual reporting process. The change in the assessment date does not delay, accelerate, or avoid a potential impairment charge.
At December 31, 2014, the Company performed its annual impairment test on each of the reporting units and concluded that there had been no impairment because the estimated fair values of each of those reporting units exceeded its carrying value. Relevant events and circumstances which could have a negative impact on goodwill include macroeconomic conditions; industry and market conditions, such as commodity prices; operating cost factors; overall financial performance; the impact of dispositions and acquisitions; and other entity-specific events. Further declines in commodity prices or sustained lower valuation for the Company's common stock could indicate a reduction in the estimate of reporting unit fair value which, in turn, could lead to an impairment of reporting unit goodwill. The Company will continue to monitor events and circumstances which could have a negative impact on estimates of reporting unit fair value. Commodity prices have remained at low levels and the active rig count has continued to decline resulting in a significant decline in the Company’s market capitalization. While the Company incorporated a downturn into its forecasts in the previous annual test, should current conditions worsen, or continue for an extended period of time, the Company may identify and record an impairment charge related to the reporting units previously identified or other intangible assets as a result of an interim impairment test.
Intangible assets
Intangible assets consisted of the following as of September 30, 2015 and December 31, 2014, respectively (in thousands):

	September 30, 2015
	Gross carrying amount	Accumulated amortization	Net amortizable intangibles	Amortization period (in years)
Customer relationships	$282,989	$(98,177)	$184,812	4-15
Patents and technology	34,425	(9,721)	24,704	5-17
Non-compete agreements	7,339	(6,233)	1,106	3-6
Trade names	49,834	(17,302)	32,532	10-15
Distributor relationships	22,160	(13,494)	8,666	8-15
Trademark	5,230	—	5,230	Indefinite
Intangible Assets Total	$401,977	$(144,927)	$257,050

	December 31, 2014
	Gross carrying amount	Accumulated amortization	Net amortizable intangibles	Amortization period (in years)
Customer relationships	$284,120	$(84,947)	$199,173	4-15
Patents and technology	31,069	(8,074)	22,995	5-17
Non-compete agreements	7,086	(5,761)	1,325	3-6
Trade names	48,149	(14,747)	33,402	10-15
Distributor relationships	22,160	(12,546)	9,614	8-15
Trademark	5,230	—	5,230	Indefinite
Intangible Assets Total	$397,814	$(126,075)	$271,739
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
Condensed financial data for the equity investment in the unconsolidated subsidiary is summarized as follows (in thousands):

	Three months ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net revenues	$26,033	$37,204	$81,513	$102,113
Gross profit	11,731	18,253	36,505	49,160
Net income	8,063	14,060	25,588	37,659
The Company's earnings from equity investment	3,870	6,749	12,281	17,997

7. Debt
Notes payable and lines of credit as of September 30, 2015 and December 31, 2014 consisted of the following (in thousands):

	September 30, 2015	December 31, 2014
6.25% Senior Notes due October 2021	$402,497	$402,801
Senior secured revolving credit facility	—	25,000
Other debt	394	1,049
Total debt	402,891	428,850
Less: current maturities	(335)	(840)
Long-term debt	$402,556	$428,010
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
Credit Facility
The Company has a Credit Facility with several financial institutions as lenders that provides for a $600.0 million credit facility with up to $75.0 million available for letters of credit and up to $25.0 million in swingline loans. Subject to terms of the Credit Facility, the Company has the ability to increase the Credit Facility by an additional $300.0 million. The Credit Facility matures in November 2018. Weighted average interest rates under the Credit Facility for the nine months ended September 30, 2015 and for the twelve months ended December 31, 2014 were approximately 2.00%.
As of September 30, 2015, we had no borrowings outstanding under the Credit Facility, $13.3 million of outstanding letters of credit and the capacity to borrow an additional $586.7 million subject to certain limitations in the Credit Facility. There have been no changes to the financial covenants disclosed in Item 8 of the Annual Report and the Company was in compliance with all financial covenants at September 30, 2015.
8. Income taxes
The Company's effective tax rate was 23.3% for the nine months ended September 30, 2015 and 29.0% for the nine months ended September 30, 2014. The tax rate is lower than the comparable period in 2014 primarily due to a higher proportion of our earnings being generated outside the United States in jurisdictions subject to lower tax rates. The effective tax rate can vary from period to period depending on the Company's relative mix of U.S. and non-U.S. earnings. The effective tax rate was 12.2% for the three months ended September 30, 2015 and 29.0% for the three months ended September 30, 2014. The tax rate for the three months ended September 30, 2015 is lower than the comparable

Forum Energy Technologies, Inc. and subsidiaries
Notes to condensed consolidated financial statements (continued)
(Unaudited)

period in 2014 primarily due to a higher proportion of our earnings being generated outside the United States in jurisdictions subject to lower tax rates.
9. Fair value measurements
At September 30, 2015, the carrying value of the Credit Facility was $0.0 million. Substantially all of the debt incurs interest at a variable interest rate and, therefore, the carrying amount approximates fair value. The fair value of the debt is classified as a Level 2 measurement because interest rates charged are similar to other financial instruments with similar terms and maturities.
The fair value of the Company’s Senior Notes is estimated using Level 2 inputs in the fair value hierarchy and is based on quoted prices for those or similar instruments. At September 30, 2015, the fair value and the carrying value of the Company’s Senior Notes approximated $351.8 million and $402.5 million, respectively. At December 31, 2014, the fair value and the carrying value of the Company’s Senior Notes approximated $378.1 million and $402.8 million, respectively.
There were no outstanding financial assets as of September 30, 2015 and December 31, 2014 that required measuring the amounts at fair value. The Company did not change its valuation techniques associated with recurring fair value measurements from prior periods and there were no transfers between levels of the fair value hierarchy during the nine months ended September 30, 2015.
10. Business segments
The Company’s operations are divided into the following two operating segments, which are our reportable segments: Drilling & Subsea ("D&S") and Production & Infrastructure ("P&I"). The amounts indicated below as "Corporate" relate to costs and assets not allocated to the reportable segments. Summary financial data by segment follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Revenue:
Drilling & Subsea	$139,073	$307,454	$523,850	$848,474
Production & Infrastructure	106,186	161,696	354,278	453,640
Intersegment eliminations	(266)	(328)	(624)	(1,075)
Total Revenue	$244,993	$468,822	$877,504	$1,301,039

Operating income:
Drilling & Subsea	$6,675	$57,929	$51,261	$155,330
Production & Infrastructure	10,715	29,816	45,108	80,260
Corporate	(4,993)	(10,274)	(21,337)	(29,711)
Total segment operating income	12,397	77,471	75,032	205,879
Transaction expenses	193	1,516	433	2,326
Loss (gain) on sale of assets and other	11	(85)	(264)	320
Income from operations	$12,193	$76,040	$74,863	$203,233

Forum Energy Technologies, Inc. and subsidiaries
Notes to condensed consolidated financial statements (continued)
(Unaudited)

A summary of consolidated assets by reportable segment is as follows (in thousands):

	September 30, 2015	December 31, 2014
Assets
Drilling & Subsea	$1,525,824	$1,674,934
Production & Infrastructure	546,712	488,225
Corporate	68,850	58,469
Total assets	$2,141,386	$2,221,628
Corporate assets include, among other items, prepaid assets, cash and deferred loan costs.
11. Earnings per share
The calculation of basic and diluted earnings per share for each period presented was as follows (dollars and shares in thousands, except per share amounts):

	Three months ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net Income attributable to common stockholders	$6,720	$52,226	$44,266	$128,278

Average shares outstanding (basic)	90,058	93,331	89,770	92,728
Common stock equivalents	1,629	2,867	1,806	2,903
Diluted shares	91,687	96,198	91,576	95,631
Earnings per share
Basic earnings per share	$0.07	$0.56	$0.49	$1.38
Diluted earnings per share	$0.07	$0.54	$0.48	$1.34
The diluted earnings per share calculation excludes approximately 2.0 million and 0.4 million stock options for the three months ended September 30, 2015 and 2014, respectively, and 1.8 million and 0.5 million stock options for the nine months ended September 30, 2015 and 2014, respectively, because they were anti-dilutive as the option exercise price was greater than the average market price of the common stock.
12. Commitments and contingencies
In the ordinary course of business, the Company is, and in the future could be, involved in various pending or threatened legal actions that may or may not be covered by insurance. Management has reviewed such pending judicial and legal proceedings, the reasonably anticipated costs and expenses in connection with such proceedings, and the availability and limits of insurance coverage, and has established reserves that are believed to be appropriate in light of those outcomes that are considered to be probable and can be reasonably estimated. The reserves accrued at September 30, 2015 and December 31, 2014, respectively, are immaterial. It is management's opinion that the Company's ultimate liability, if any, with respect to these actions is not expected to have a material adverse effect on the Company’s financial position, results of operations or cash flows.
13. Stockholders' equity
Share-based compensation
During the nine months ended September 30, 2015, the Company granted 564,950 options and 987,411 shares of restricted stock or restricted stock units, which includes 161,660 performance share awards with a market condition. The stock options were granted with exercise prices of $18.68 and $13.92. Of the restricted stock or restricted stock units granted, 765,523 vest ratably over four years on each anniversary of the grant date. 60,228 shares of restricted stock or restricted stock units were granted to the non-employee members of the Board of Directors, which have a

Forum Energy Technologies, Inc. and subsidiaries
Notes to condensed consolidated financial statements (continued)
(Unaudited)

twelve month vesting period from the date of grant. The performance share awards granted may settle for between zero and two shares of the Company's common stock. The number of shares issued pursuant to the performance share awards will be determined based on the total shareholder return of the Company's common stock as compared to a group of peer companies, measured annually over a one year, two year and three-year performance period.
14. Related party transactions
The Company has sold and purchased equipment and services to and from various affiliates of certain directors. The dollar amounts related to these related party activities are not material to the Company’s condensed consolidated financial statements.
15. Condensed consolidating financial statements
The Senior Notes are guaranteed by our domestic subsidiaries which are 100% owned, directly or indirectly, by the Company. The guarantees are full and unconditional, joint and several and on an unsecured basis.

Condensed consolidating statements of comprehensive income

	Three months ended September 30, 2015
	FET (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
			(in thousands)
Net sales	$—	$182,986	$83,751	$(21,744)	$244,993
Cost of sales	—	140,444	60,494	(21,707)	179,231
Gross profit	—	42,542	23,257	(37)	65,762
Operating expenses
Selling, general and administrative expenses	—	41,157	16,078	—	57,235
Transaction expenses	—	193	—	—	193
Loss (gain) on sale of assets and other	—	(15)	26	—	11
Total operating expenses	—	41,335	16,104	—	57,439
Earnings from equity investment	—	3,870	—	—	3,870
Equity earnings from affiliate, net of tax	11,568	8,286	—	(19,854)	—
Operating income	11,568	13,363	7,153	(19,891)	12,193
Other expense (income)
Interest expense (income)	7,458	(1)	(4)	—	7,453
Foreign exchange (gains) losses and other, net	—	(253)	(2,657)	—	(2,910)
Total other expense (income)	7,458	(254)	(2,661)	—	4,543
Income before income taxes	4,110	13,617	9,814	(19,891)	7,650
Provision for income tax expense	(2,610)	2,049	1,493	—	932
Net income	6,720	11,568	8,321	(19,891)	6,718
Less: Income (loss) attributable to noncontrolling interest	—	—	(2)	—	(2)
Net income attributable to common stockholders	6,720	11,568	8,323	(19,891)	6,720

Other comprehensive income, net of tax:
Net income	6,720	11,568	8,321	(19,891)	6,718
Change in foreign currency translation, net of tax of $0	(18,747)	(18,747)	(18,747)	37,494	(18,747)
Change in pension liability	(2)	(2)	(2)	4	(2)
Comprehensive income (loss)	(12,029)	(7,181)	(10,428)	17,607	(12,031)
Less: comprehensive (income) loss attributable to noncontrolling interests	—	—	64	—	64
Comprehensive income (loss) attributable to common stockholders	$(12,029)	$(7,181)	$(10,364)	$17,607	$(11,967)

Forum Energy Technologies, Inc. and subsidiaries
Notes to condensed consolidated financial statements (continued)
(Unaudited)

Condensed consolidating statements of comprehensive income

	Three months ended September 30, 2014
	FET (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
			(in thousands)
Net sales	$—	$330,772	$179,458	$(41,408)	$468,822
Cost of sales	—	230,938	127,423	(41,577)	316,784
Gross profit	—	99,834	52,035	169	152,038
Operating expenses
Selling, general and administrative expenses	—	63,228	18,088	—	81,316
Other operating expense	—	1,419	12	—	1,431
Total operating expenses	—	64,647	18,100	—	82,747
Earnings from equity investment	—	6,749	—	—	6,749
Equity earnings from affiliates, net of tax	57,161	28,048	—	(85,209)	—
Operating income	57,161	69,984	33,935	(85,040)	76,040
Other expense (income)
Interest expense (income)	7,593	75	31	—	7,699
Interest income with affiliate	—	(1,887)	—	1,887	—
Interest expense with affiliate	—	—	1,887	(1,887)	—
Foreign exchange (gains) losses and other, net	—	(744)	(4,478)	—	(5,222)
Total other expense (income)	7,593	(2,556)	(2,560)	—	2,477
Income before income taxes	49,568	72,540	36,495	(85,040)	73,563
Provision for income tax expense	(2,658)	15,379	8,611	—	21,332
Net income	52,226	57,161	27,884	(85,040)	52,231
Less: Income (loss) attributable to noncontrolling interest	—	—	5	—	5
Net income attributable to common stockholders	52,226	57,161	27,879	(85,040)	52,226

Other comprehensive income, net of tax:
Net income	52,226	57,161	27,884	(85,040)	52,231
Change in foreign currency translation, net of tax of $0	(34,474)	(34,474)	(34,474)	68,948	(34,474)
Comprehensive income (loss)	17,752	22,687	(6,590)	(16,092)	17,757
Less: comprehensive (income) loss attributable to noncontrolling interests	—	—	(32)	—	(32)
Comprehensive income (loss) attributable to common stockholders	$17,752	$22,687	$(6,622)	$(16,092)	$17,725

Forum Energy Technologies, Inc. and subsidiaries
Notes to condensed consolidated financial statements (continued)
(Unaudited)

Condensed consolidating statements of comprehensive income

	Nine months ended September 30, 2015
	FET (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
			(in thousands)
Net sales	$—	$661,419	$306,431	$(90,346)	$877,504
Cost of sales	—	484,338	221,940	(88,545)	617,733
Gross profit	—	177,081	84,491	(1,801)	259,771
Operating expenses
Selling, general and administrative expenses	—	150,955	46,065	—	197,020
Transaction expenses	—	433	—	—	433
Loss (gain) on sale of assets and other	—	(73)	(191)	—	(264)
Total operating expenses	—	151,315	45,874	—	197,189
Earnings from equity investment	—	12,281	—	—	12,281
Equity earnings from affiliates, net of tax	59,002	35,116	—	(94,118)	—
Operating income	59,002	73,163	38,617	(95,919)	74,863
Other expense (income)
Interest expense (income)	22,670	13	4	—	22,687
Foreign exchange (gains) losses and other, net	—	(407)	(5,104)	—	(5,511)
Total other expense (income)	22,670	(394)	(5,100)	—	17,176
Income before income taxes	36,332	73,557	43,717	(95,919)	57,687
Provision for income tax expense	(7,934)	14,555	6,827	—	13,448
Net income	44,266	59,002	36,890	(95,919)	44,239
Less: Income (loss) attributable to noncontrolling interest	—	—	(27)	—	(27)
Net income attributable to common stockholders	44,266	59,002	36,917	(95,919)	44,266

Other comprehensive income, net of tax:
Net income	44,266	59,002	36,890	(95,919)	44,239
Change in foreign currency translation, net of tax of $0	(30,553)	(30,553)	(30,553)	61,106	(30,553)
Change in pension liability	68	68	68	(136)	68
Comprehensive income (loss)	13,781	28,517	6,405	(34,949)	13,754
Less: comprehensive (income) loss attributable to noncontrolling interests	—	—	118	—	118
Comprehensive income (loss) attributable to common stockholders	$13,781	$28,517	$6,523	$(34,949)	$13,872

Forum Energy Technologies, Inc. and subsidiaries
Notes to condensed consolidated financial statements (continued)
(Unaudited)

Condensed consolidating statements of comprehensive income

	Nine Months Ended September 30, 2014
	FET (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
			(in thousands)
Net sales	$—	$941,885	$480,049	$(120,895)	$1,301,039
Cost of sales	—	659,444	342,269	(118,643)	883,070
Gross profit	—	282,441	137,780	(2,252)	417,969
Operating expenses
Selling, general and administrative expenses	—	176,331	53,756	—	230,087
Transaction expenses	—	2,326	—	—	2,326
Loss (gain) on sale of assets and other	—	639	(319)	—	320
Total operating expenses	—	179,296	53,437	—	232,733
Earnings from equity investment	—	17,997	—	—	17,997
Equity earnings from affiliates, net of tax	143,310	59,688	—	(202,998)	—
Operating income	143,310	180,830	84,343	(205,250)	203,233
Other expense (income)
Interest expense (income)	23,126	77	(29)	—	23,174
Interest income with affiliate	—	(5,770)	—	5,770	—
Interest expense with affiliate	—	—	5,770	(5,770)	—
Foreign exchange (gains) losses and other, net	—	274	(890)	—	(616)
Total other expense (income)	23,126	(5,419)	4,851	—	22,558
Income before income taxes	120,184	186,249	79,492	(205,250)	180,675
Provision for income tax expense	(8,094)	42,939	17,550	—	52,395
Net income	128,278	143,310	61,942	(205,250)	128,280
Less: Income (loss) attributable to noncontrolling interest	—	—	2	—	2
Net income attributable to common stockholders	128,278	143,310	61,940	(205,250)	128,278

Other comprehensive income, net of tax:
Net income	128,278	143,310	61,942	(205,250)	128,280
Change in foreign currency translation, net of tax of $0	(21,754)	(21,754)	(21,754)	43,508	(21,754)
Change in pension liability	2	2	2	(4)	2
Comprehensive income (loss)	106,526	121,558	40,190	(161,746)	106,528
Less: comprehensive (income) loss attributable to noncontrolling interests	—	—	(20)	—	(20)
Comprehensive income (loss) attributable to common stockholders	$106,526	$121,558	$40,170	$(161,746)	$106,508

Forum Energy Technologies, Inc. and subsidiaries
Notes to condensed consolidated financial statements (continued)
(Unaudited)

Condensed consolidating balance sheets

	September 30, 2015
	FET (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
			(in thousands)
Assets
Current assets
Cash and cash equivalents	$—	$16,104	$60,081	$—	$76,185
Accounts receivable—trade, net	—	101,485	56,106	—	157,591
Inventories	—	386,531	128,007	(9,782)	504,756
Cost and profits in excess of billings	—	8,295	10,154	—	18,449
Other current assets	—	51,104	8,706	—	59,810
Total current assets	—	563,519	263,054	(9,782)	816,791
Property and equipment, net of accumulated depreciation	—	161,710	35,094	—	196,804
Deferred financing costs, net	11,189	—	—	—	11,189
Intangibles	—	193,333	63,717	—	257,050
Goodwill	—	538,248	261,353	—	799,601
Investment in unconsolidated subsidiary	—	56,457	—	—	56,457
Investment in affiliates	1,362,309	593,121	—	(1,955,430)	—
Long-term advances to affiliates	472,899	—	59,628	(532,527)	—
Other long-term assets	—	2,574	920	—	3,494
Total assets	$1,846,397	$2,108,962	$683,766	$(2,497,739)	$2,141,386
Liabilities and equity
Current liabilities
Current portion of long-term debt	$—	$325	$10	$—	$335
Accounts payable—trade	—	69,069	23,175	—	92,244
Accrued liabilities	13,405	47,117	18,719	—	79,241
Deferred revenue	—	2,582	6,760	—	9,342
Billings in excess of costs and profits	—	2,432	6,679	—	9,111
Total current liabilities	13,405	121,525	55,343	—	190,273
Long-term debt, net of current portion	402,497	44	15	—	402,556
Long-term payables to affiliates	—	532,528	—	(532,528)	—
Deferred income taxes, net	—	75,002	19,203	—	94,205
Other long-term liabilities	—	17,554	5,855	—	23,409
Total liabilities	415,902	746,653	80,416	(532,528)	710,443

Total stockholder's equity	1,430,495	1,362,309	602,903	(1,965,211)	1,430,496
Noncontrolling interest in subsidiary	—	—	447	—	447
Equity	1,430,495	1,362,309	603,350	(1,965,211)	1,430,943
Total liabilities and equity	$1,846,397	$2,108,962	$683,766	$(2,497,739)	$2,141,386

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

Forum Energy Technologies, Inc. and subsidiaries
Notes to condensed consolidated financial statements (continued)
(Unaudited)

Condensed consolidating statements of cash flows

	Nine months ended September 30, 2015
	FET (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
			(in thousands)
Cash flows from (used in) operating activities	$(6,543)	$79,698	$44,551	$—	$117,706
Cash flows from investing activities
Acquisition of businesses, net of cash acquired	—	(60,836)	—	—	(60,836)
Capital expenditures for property and equipment	—	(19,858)	(8,188)	—	(28,046)
Long-term loans and advances to affiliates	27,719	40,544	—	(68,263)	—
Other	—	992	707	—	1,699
Net cash provided by (used in) investing activities	$27,719	$(39,158)	$(7,481)	$(68,263)	$(87,183)
Cash flows from financing activities
Borrowings (repayment) of long-term debt	(25,305)	(723)	(14)	—	(26,042)
Long-term loans and advances to affiliates	—	(27,719)	(40,544)	68,263	—
Other	(1,422)	—	—	—	(1,422)
Net cash provided by (used in) financing activities	$(26,727)	$(28,442)	$(40,558)	$68,263	$(27,464)
Effect of exchange rate changes on cash	—	—	(3,453)	—	(3,453)
Net increase (decrease) in cash and cash equivalents	(5,551)	12,098	(6,941)	—	(394)
Cash and cash equivalents
Beginning of period	5,551	4,006	67,022	—	76,579
End of period	$—	$16,104	$60,081	$—	$76,185

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

Market Conditions
The level of demand for our products and services is directly related to activity levels and the capital and operating budgets of our customers, which in turn are influenced heavily by energy prices and the expectation as to future trends in those prices. Energy prices have historically been cyclical in nature, as exemplified by the significant decrease in oil prices beginning in the middle of last year and are affected by a wide range of factors. Although the extent and duration of the decline in energy prices are difficult to predict, the current market conditions could have a material, adverse impact on our earnings at least through 2015 and continuing into 2016.

The table below shows average crude oil and natural gas prices for West Texas Intermediate crude oil (WTI), United Kingdom Brent crude oil (Brent), and Henry Hub natural gas:

	Three months ended
	September 30,	June 30,	September 30,
	2015	2015	2014
Average global oil, $/bbl
West Texas Intermediate	$46.53	$57.85	$91.16
United Kingdom Brent	$50.54	$61.65	$94.87

Average North American Natural Gas, $/Mcf
Henry Hub	$2.76	$2.75	$4.12
Average WTI and Brent oil prices were 49% and 47% lower, respectively, in the third quarter of 2015 than in the third quarter of 2014. Average natural gas prices were 33% lower in the third quarter of 2015 than in the prior year period. Crude oil prices began a significant decline in the second half of 2014 and have declined 59% from peak prices in June 2014 to the end of September 2015 primarily as a result of increasing supply and insufficient demand growth. The precipitous decline in oil and natural gas prices since the middle of 2014 has resulted in a significant decrease in exploration and production activity and spending by our customers. This has had a significant, adverse impact on our results of operations which we expect to continue until oil prices rise substantially.
The table below shows the average number of active drilling rigs, based on the weekly Baker Hughes Incorporated rig count, operating by geographic area and drilling for different purposes.

	Three months ended
	September 30,	June 30,	September 30,
	2015	2015	2014
Active Rigs by Location
United States	866	907	1,903
Canada	188	98	386
International	1,131	1,169	1,348
Global Active Rigs	2,185	2,174	3,637

Land vs. Offshore Rigs
Land	1,883	1,853	3,245
Offshore	302	321	392
Global Active Rigs	2,185	2,174	3,637

U.S. Commodity Target
Oil/Gas	657	681	1,577
Gas	208	223	324
Unclassified	1	3	2
Total U.S. Active Rigs	866	907	1,903

U.S. Well Path
Horizontal	658	701	1,314
Vertical	123	114	372
Directional	85	92	217
Total U.S. Active Rigs	866	907	1,903
As a result of lower oil and natural gas prices, the average U.S. rig count decreased 55% from the third quarter of 2014, while the international rig count and the Canadian rig count decreased 16% and 51%, respectively, from the third quarter of 2014. The U.S. rig count declined 57% from its peak of 1,931 rigs in September 2014 to 838 rigs at the end of September 2015. A substantial portion of our revenue is impacted by the level of rig activity and the number of wells completed. This significant decrease in the rig count had a negative impact on our results of operations in the third quarter of 2015 and is expected to have a continuing adverse effect on our results at least through 2015 and into 2016.
The current low energy price environment has caused a steep reduction in activity and spending by our customers. Many exploration and production companies, especially those with operations in North America or offshore, have curtailed operations, reduced the number of wells being drilled, or chosen to defer the completion of wells that have been drilled. This has also resulted in a substantial reduction in activity and revenue for energy service companies, resulting in both exploration and production companies and energy service companies significantly reducing their purchases of both capital and consumable equipment from Forum and other equipment manufacturers. This widespread reduction in spending had a negative impact on our results and new orders in the third quarter of 2015 and is expected to have a continuing adverse effect at least through 2015 and into 2016.
The table below shows the amount of total inbound orders by segment for the three and nine months ended September 30, 2015 and 2014:

(in millions of dollars)	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Orders:
Drilling & Subsea	$106.1	$323.9	$381.3	$955.0
Production & Infrastructure	106.9	171.3	317.7	470.6
Total Orders	$213.0	$495.2	$699.0	$1,425.6

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
Three months ended September 30, 2015 compared with three months ended September 30, 2014

	Three months ended September 30,		Favorable / (Unfavorable)
	2015	2014	$	%
(in thousands of dollars, except per share information)
Revenue:
Drilling & Subsea	$139,073	$307,454	$(168,381)	(54.8)%
Production & Infrastructure	106,186	161,696	(55,510)	(34.3)%
Eliminations	(266)	(328)	62	*
Total revenue	$244,993	$468,822	$(223,829)	(47.7)%
Operating income:
Drilling & Subsea	$6,675	$57,929	$(51,254)	(88.5)%
Operating income margin %	4.8%	18.8%
Production & Infrastructure	10,715	29,816	(19,101)	(64.1)%
Operating income margin %	10.1%	18.4%
Corporate	(4,993)	(10,274)	5,281	51.4%
Total segment operating income	$12,397	$77,471	$(65,074)	(84.0)%
Operating income margin %	5.1%	16.5%
Transaction expenses	193	1,516	1,323	*
Loss (gain) on sale of assets and other	11	(85)	(96)	*
Income from operations	12,193	76,040	(63,847)	(84.0)%
Interest expense, net	7,453	7,699	246	3.2%
Foreign exchange (gains) losses and other, net	(2,910)	(5,222)	(2,312)	*
Other (income) expense, net	4,543	2,477	(2,066)	*
Income before income taxes	7,650	73,563	(65,913)	(89.6)%
Income tax expense	932	21,332	20,400	95.6%
Net income	6,718	52,231	(45,513)	(87.1)%
Less: Income (loss) attributable to non-controlling interest	(2)	5	(7)	*
Income attributable to common stockholders	$6,720	$52,226	$(45,506)	(87.1)%

Weighted average shares outstanding
Basic	90,058	93,331
Diluted	91,687	96,198
Earnings per share
Basic	$0.07	$0.56
Diluted	$0.07	$0.54
* not meaningful

Revenue
Our revenue for the three months ended September 30, 2015 decreased $223.8 million, or 47.7%, to $245.0 million compared to the three months ended September 30, 2014. For the three months ended September 30, 2015, our Drilling & Subsea segment and our Production & Infrastructure segment comprised 56.8% and 43.2% of our total revenue, respectively, which compared to 65.6% and 34.4% of total revenue, respectively, for the three months ended September 30, 2014. The changes in revenue by operating segment consisted of the following:
Drilling & Subsea segment — Revenue decreased $168.4 million, or 54.8%, to $139.1 million during the three months ended September 30, 2015 compared to the three months ended September 30, 2014 primarily attributable to decreased oil and natural gas drilling and well completions activity in North America. The U.S. average rig count decreased 55% compared to the prior year period resulting in decreased sales of our drilling equipment and our completions and production products. We also recognized lower revenue compared to the prior year period on our subsea products as investment in deepwater oil and natural gas activity has declined.
Production & Infrastructure segment — Revenue decreased $55.5 million, or 34.3%, to $106.2 million during the three months ended September 30, 2015 compared to the three months ended September 30, 2014. The decrease in revenue was primarily attributable to lower sales of our surface production equipment to exploration and production operators, and to lower sales of our consumable flow equipment products to pressure pumping service providers as fewer wells were completed offset by the addition of J-Mac sales from the first quarter 2015 acquisition.
Segment operating income and segment operating margin percentage
Segment operating income for the three months ended September 30, 2015, decreased $65.1 million, or 84.0%, to $12.4 million compared to the three months ended September 30, 2014. The segment operating margin percentage is calculated by dividing segment operating income by revenue for the period. For the three months ended September 30, 2015, the segment operating margin percentage of 5.1% represents a decrease of 1140 basis points from the 16.5% operating margin percentage for three months ended September 30, 2014. The change in operating margin percentage for each segment is explained as follows:
Drilling & Subsea segment — The operating margin percentage for this segment decreased 14 percentage points to 4.8% for the three months ended September 30, 2015, from 18.8% for the three months ended September 30, 2014. The third quarter of 2015 included $2.0 million of severance and facility closure costs incurred to further reduce our cost structure in line with current activity levels. Excluding these charges, the operating margin for this segment is down 12 percentage points in the third quarter of 2015 compared to the same period in 2014. The reasons for this decrease in operating margin percentage are lower activity levels causing a loss of manufacturing scale efficiencies and more intense competition pressuring prices. We believe that adjusted operating margins excluding the costs described above are useful for investors to assess operating performance especially when comparing periods.
Production & Infrastructure segment — The operating margin percentage for this segment decreased 830 basis points to 10.1% for the three months ended September 30, 2015, from 18.4% for the three months ended September 30, 2014. The decrease in operating margin percentage was attributable to higher competition for fewer sales on lower activity levels, and reduced operating leverage on lower volumes. Also impacting margins was lower earnings from our investment in Global Tubing, LLC.
Corporate — Selling, general and administrative expenses for Corporate decreased by $5.3 million, or 51.4%, for the three months ended September 30, 2015 compared to the three months ended September 30, 2014, due to lower personnel costs, including reduced bonus accruals, and lower professional fees. Corporate costs include, among other items, payroll related costs for general management and management of finance and administration, legal, human resources and information technology; professional fees for legal, accounting and related services; and marketing costs.
Other items not included in segment operating income
Several items are not included in segment operating income, but are included in total operating income. These items include transaction expenses, and gains and losses from the sale of assets. Transaction expenses relate to legal and other advisory costs incurred in acquiring businesses and are not considered to be part of segment operating income. These costs were $0.2 million for the three months ended September 30, 2015 and $1.5 million for the three months ended September 30, 2014.

Other income and expense
Other income and expense includes interest expense and foreign exchange gains and losses. We incurred $7.5 million of interest expense during the three months ended September 30, 2015, a decrease of $0.2 million from the three months ended September 30, 2014. The change in foreign exchange gains or losses is primarily the result of movements in the British pound and the Euro relative to the U.S. dollar.
Taxes
Tax expense includes current income taxes expected to be due based on taxable income to be reported during the periods in the various jurisdictions in which we conduct business, and deferred income taxes based on changes in the tax effect of temporary differences between the bases of assets and liabilities for financial reporting and tax purposes at the beginning and end of the respective periods. The effective tax rate, calculated by dividing total tax expense by income before income taxes, was 12.2% for the three months ended September 30, 2015 and 29.0% for the three months ended September 30, 2014. The annual effective tax rate for 2015 is currently estimated to be approximately 23%. The tax rate for the three months ended September 30, 2015 is lower than the comparable period in 2014 primarily due to a higher proportion of our earnings being generated outside the United States in jurisdictions subject to lower tax rates.

Nine months ended September 30, 2015 compared with nine months ended September 30, 2014

	Nine Months Ended September 30,		Favorable / (Unfavorable)
	2015	2014	$	%
(in thousands of dollars, except per share information)
Revenue:
Drilling & Subsea	$523,850	$848,474	(324,624)	(38.3)%
Production & Infrastructure	354,278	453,640	(99,362)	(21.9)%
Eliminations	(624)	(1,075)	451	*
Total revenue	$877,504	$1,301,039	$(423,535)	(32.6)%
Operating income:
Drilling & Subsea	$51,261	$155,330	$(104,069)	(67.0)%
Operating income margin %	9.8%	18.3%
Production & Infrastructure	45,108	80,260	(35,152)	(43.8)%
Operating income margin %	12.7%	17.7%
Corporate	(21,337)	(29,711)	8,374	(28.2)%
Total segment operating income	$75,032	$205,879	$(130,847)	(63.6)%
Operating income margin %	8.6%	15.8%
Transaction expenses	433	2,326	1,893	*
Loss (gain) on sale of assets and other	(264)	320	584	*
Income from operations	74,863	203,233	(128,370)	(63.2)%
Interest expense, net	22,687	23,174	(487)	(2.1)%
Foreign exchange (gains) losses and other, net	(5,511)	(616)	4,895	*
Other (income) expense, net	17,176	22,558	5,382	*
Income before income taxes	57,687	180,675	(122,988)	(68.1)%
Income tax expense	13,448	52,395	38,947	74.3%
Net income	44,239	128,280	(84,041)	(65.5)%
Less: Income (loss) attributable to non-controlling interest	(27)	2	(29)	*
Income attributable to common stockholders	$44,266	$128,278	$(84,012)	(65.5)%

Weighted average shares outstanding
Basic	89,770	92,728
Diluted	91,576	95,631
Earnings per share
Basic	$0.49	$1.38
Diluted	$0.48	$1.34
* not meaningful
Revenue
Our revenue for the nine months ended September 30, 2015 decreased $423.5 million, or 32.6%, to $877.5 million compared to the nine months ended September 30, 2014. For the nine months ended September 30, 2015, our Drilling & Subsea segment and our Production & Infrastructure segment comprised 59.7% and 40.4% of our total revenue, respectively, which compared to 65.2% and 34.8% of total revenue, respectively, for the nine months ended September 30, 2014. The changes in revenue by operating segment consisted of the following:
Drilling & Subsea segment — Revenue decreased $324.6 million, or 38.3%, to $523.9 million during the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014 primarily attributable to decreased oil and natural gas drilling and well completions activity in North America. The U.S. average rig count decreased 43% compared to the prior year nine-month period resulting in decreased sales of our drilling capital and consumable equipment and our completions and downhole products. We recognized lower revenue compared to the prior year period on our subsea products, such as our remotely operated vehicles, as investment in deepwater oil and natural gas activity has declined.
Production & Infrastructure segment — Revenue decreased $99.4 million, or 21.9%, to $354.3 million during the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014 primarily attributable to decreased sales of our surface production equipment to exploration and production operators and lower sales of our valves products. These revenue decreases were partially offset by revenue from our first quarter 2015 acquisition.

Segment operating income and segment operating margin percentage
Segment operating income for the nine months ended September 30, 2015, decreased $130.8 million, or 63.6%, to $75.0 million compared to the nine months ended September 30, 2014. The segment operating margin percentage is calculated by dividing segment operating income by revenue for the period. For the nine months ended September 30, 2015, the segment operating margin percentage of 8.6% represents a decrease of 710 basis points from the 15.8% operating margin percentage for nine months ended September 30, 2014. The change in operating margin percentage for each segment is explained as follows:
Drilling & Subsea segment — The operating margin percentage decreased 850 basis points to 9.8% for the nine months ended September 30, 2015, from 18.3% for the nine months ended September 30, 2014. The nine months ended September 30, 2015 included $9.3 million of severance and facility closure costs incurred to further reduce our cost structure in line with current activity levels. Excluding these charges, the operating margin is down 670 basis points in the nine months ended September 30, 2015 compared to the same period in 2014. The reasons for this decrease are a combination of lower activity levels and more intense competition pressuring prices, and reduced operating leverage on lower volumes. We believe that adjusted operating margins excluding the costs described above are useful for investors to assess operating performance especially when comparing periods.
Production & Infrastructure segment — The operating margin percentage decreased 500 basis points to 12.7% for the nine months ended September 30, 2015, from 17.7% for the nine months ended September 30, 2014. The decrease in operating margin percentage was attributable to higher competition for fewer sales on lower activity levels, and reduced operating leverage on lower volumes. Also impacting margins was lower earnings from our investment in Global Tubing, LLC.
Corporate — Selling, general and administrative expenses for Corporate decreased by $8.4 million, or 28.2%, for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014, due to lower personnel costs, including reduced bonus accruals, and lower professional fees. Corporate costs include, among other items, payroll related costs for general management and management of finance and administration, legal, human resources and information technology; professional fees for legal, accounting and related services; and marketing costs.
Other items not included in segment operating income
Several items are not included in segment operating income, but are included in total operating income. These items include transaction expenses, and gains and losses from the sale of assets. Transaction expenses relate to legal and other advisory costs incurred in acquiring businesses and are not considered to be part of segment operating income. These costs were $0.4 million and $2.3 million for the nine months ended September 30, 2015 and 2014, respectively. In the first quarter of 2014, we incurred a loss of $0.8 million on the sale of our subsea pipe joint protective coatings business.
Other income and expense
Other income and expense includes interest expense and foreign exchange gains and losses. We incurred $22.7 million of interest expense during the nine months ended September 30, 2015, a decrease of $0.5 million from the nine months ended September 30, 2014. The change in foreign exchange gains or losses is primarily the result of movements in the British pound and the Euro relative to the U.S. dollar.
Taxes
Tax expense includes current income taxes expected to be due based on taxable income to be reported during the periods in the various jurisdictions in which we conduct business, and deferred income taxes based on changes in the tax effect of temporary differences between the bases of assets and liabilities for financial reporting and tax purposes at the beginning and end of the respective periods. The effective tax rate, calculated by dividing total tax expense by income before income taxes, was 23.3% for the nine months ended September 30, 2015 and 29.0% for the nine months ended September 30, 2014. The annual effective tax rate for 2015 is currently estimated to be approximately 23%. The tax rate is lower than the comparable period in 2014 primarily due to a higher proportion of our earnings being generated outside the United States in jurisdictions subject to lower tax rates.

Liquidity and capital resources
Sources and uses of liquidity
At September 30, 2015, we had cash and cash equivalents of $76.2 million and total debt of $402.9 million. We believe that cash on hand and cash generated from operations will be sufficient to fund operations, working capital needs, capital expenditure requirements and financing obligations for the foreseeable future.
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

In October 2014, our Board of Directors approved a share repurchase program for the repurchase of outstanding shares of our common stock with an aggregate purchase price of up to $150 million. Shares may be repurchased under the program from time to time, in amounts and at prices that we deem appropriate, subject to market and business conditions, limitations provided under the Credit Facility and Senior Notes, applicable legal requirements and other considerations. We have purchased approximately 4.5 million shares of stock under this program for aggregate consideration of approximately $100.2 million. Remaining authorization under this program is $49.8 million.
Our cash flows for the nine months ended September 30, 2015 and 2014 are presented below (in millions):

	Nine Months Ended September 30,
	2015	2014
Net cash provided by operating activities	$117.7	$179.8
Net cash used in investing activities	(87.2)	(69.5)
Net cash used in financing activities	(27.5)	(75.5)
Net increase (decrease) in cash and cash equivalents	$(0.4)	$34.5
Cash flows provided by operating activities
Net cash provided by operating activities was $117.7 million and $179.8 million for the nine months ended September 30, 2015 and 2014, respectively. Cash provided by operations decreased primarily as a result of lower earnings, offset by lower investments in working capital.
Cash flows used in investing activities
Net cash used in investing activities was $87.2 million and $69.5 million for the nine months ended September 30, 2015 and 2014, respectively. The increase was primarily due to consideration paid for an acquisition in the first quarter of 2015 of $60.8 million compared to $38.3 million of consideration paid for an acquisition in the second quarter of 2014. Capital expenditures for the nine months ended September 30, 2015 were $28.0 million as compared to $39.9 million for the comparable prior period.
Cash flows used in financing activities
Net cash used in financing activities was $27.5 million for the nine months ended September 30, 2015, compared to cash used in financing activities of $75.5 million for the nine months ended September 30, 2014. The cash used in financing activities during both the nine months ended September 30, 2015 and the nine months ended September 30, 2014 primarily consisted of repayment of long-term debt.

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
Credit Facility
We have a Credit Facility with Wells Fargo Bank, National Association, as administrative agent, and several financial institutions as lenders, which provides for a $600.0 million revolving credit facility, including up to $75.0 million available for letters of credit and up to $25.0 million in swingline loans. Subject to terms of the Credit Facility, we have the ability to increase the Credit Facility by an additional $300.0 million. Our Credit Facility matures in November 2018. Weighted average interest rates under the Credit Facility for the nine months ended September 30, 2015 and for the twelve months ended December 31, 2014 were approximately 2.00%.
There have been no changes to the Credit Facility financial covenants disclosed in Item 7 of our 2014 Annual Report on Form 10-K. As of September 30, 2015, we were in compliance with all financial covenants, and we had no borrowings outstanding under our Credit Facility, $13.3 million of outstanding letters of credit and the capacity to borrow an additional $586.7 million. This availability and our ability to increase the Credit Facility by an additional $300.0 million are subject to compliance with certain covenants, including a maximum ratio of total funded debt to adjusted EBITDA (as defined in the Credit Facility), interest expense to adjusted EBITDA and other covenants included in the Credit Facility, for the most recent four fiscal quarter period. If our adjusted EBITDA levels do not increase in future quarters, or we breach other covenants, our borrowing capacity under the Credit Facility will be reduced or eliminated.
Off-balance sheet arrangements
As of September 30, 2015, we had no off-balance sheet instruments or financial arrangements, other than operating leases entered into in the ordinary course of business.
Contractual obligations
Except for net repayments under the Credit Facility, as of September 30, 2015, there have been no material changes in our contractual obligations and commitments disclosed in the Annual Report.
Critical accounting policies and estimates
There have been no material changes in our critical accounting policies and procedures during the nine months ended September 30, 2015. For a detailed discussion of our critical accounting policies and estimates, refer to our 2014 Annual Report on Form 10-K.
Recent accounting pronouncements
In September 2015, the FASB issued Accounting Standards Update ("ASU") No. 2015-16, Simplifying the Accounting for Measurement-Period Adjustments. This new standard specifies that an acquirer in a business combination should recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined, eliminating the current requirement to retrospectively account for these adjustments. Additionally, the full effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts should be recognized in the same period as the adjustments to the provisional amounts. The new standard will be effective for the Company for the fiscal year beginning January 1, 2016 and interim periods thereafter.
In July 2015, the FASB issued ASU No. 2015-11, Simplifying the Measurement of Inventory, which requires companies to measure inventory at the lower of cost or net realizable value rather than at the lower of cost or market. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. The new standard will be effective for the Company for the fiscal year beginning after December 15, 2016, including interim periods within those fiscal years. The Company is currently evaluating the impacts of the adoption of this guidance.
In April 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs, which requires deferred financing costs to be presented in the balance sheet as a direct deduction from the carrying value of the associated debt liability. The new standard will be effective for the Company for the fiscal year beginning January 1, 2016 and interim periods thereafter. The guidance is not expected to have a material impact on the consolidated financial statements.

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
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). The comprehensive new standard will supersede existing revenue recognition guidance and require revenue to be recognized when promised goods or services are transferred to customers in amounts that reflect the consideration to which the company expects to be entitled in exchange for those goods or services. Adoption of the new rules could affect the timing of revenue recognition for certain transactions. The guidance permits two implementation approaches, one requiring retrospective application of the new standard with restatement of prior years and one requiring prospective application of the new standard with disclosure of results under old standards. The new standard is to be effective for the fiscal year beginning after December 15, 2017. Companies are able to early adopt the pronouncement, however not before fiscal years beginning after December 15, 2016. The Company is currently evaluating the impacts of the adoption and the implementation approach to be used.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our management, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b) as of September 30, 2015. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2015 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Shares of common stock purchased and placed in treasury during the three months ended September 30, 2015 were as follows:

Period	Total number of shares purchased (a)	Average price paid per share	Total number of shares purchased as part of publicly announced plan or programs	Maximum value of shares that may yet be purchased under the plan or program (in thousands)
July 1, 2015 - July 31, 2015	2,470	$19.30	—	$49,752
August 1, 2015 - August 31, 2015	—	$—	—	—
September 1, 2015 - September 30, 2015	308	$13.73	—	—
Total	2,778	$18.68	—	$49,752
(a) All of the 2,778 shares purchased during the three months ended September 30, 2015 were acquired from employees in connection with the settlement of income tax and related benefit withholding obligations arising from the vesting of restricted stock grants.

Item 6. Exhibits

Exhibit
Number		DESCRIPTION
10.1*	—	Form of Restricted Stock Unit Agreement - Three Year Cliff Vesting (Employees and Consultants).

10.2*	—	Form of Nonstatutory Stock Option Agreement - Three Year Cliff Vesting (Employees and Consultants).

18.1**	—	Letter Regarding Change in Accounting Principles

31.1*	—	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	—	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	—	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	—	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	—	XBRL Instance Document.

101.SCH*	—	XBRL Taxonomy Extension Schema Document.

101.CAL*	—	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB*	—	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	—	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF*	—	XBRL Taxonomy Extension Definition Linkbase Document.

* Filed herewith.

** Furnished herewith.

SIGNATURES
As required by Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has authorized this report to be signed on its behalf by the undersigned authorized individuals.

FORUM ENERGY TECHNOLOGIES, INC.
Date:	October 30, 2015	By:	/s/ James W. Harris
James W. Harris
Executive Vice President and Chief Financial Officer
(As Duly Authorized Officer and Principal Financial Officer)

		By:	/s/ Tylar K. Schmitt
Tylar K. Schmitt
Vice President and Chief Accounting Officer
(As Duly Authorized Officer and Principal Accounting Officer)