Form 10-K
period 2015-12-31
FORUM ENERGY TECHNOLOGIES, INC.
filed 2016-02-29
CIK 1401257

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________________
FORM 10-K
____________________________________

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2015
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of Common Stock held by non-affiliates on June 30, 2015, determined using the per share closing price on the New York Stock Exchange Composite tape of $20.28 on June 30, 2015, was approximately $1.4 billion. For this purpose, our executive officers and directors and SCF Partners L.P. and its affiliates are considered affiliates.
As of February 22, 2016, there were 90,727,231 common shares outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of our Proxy Statement for the 2016 Annual Meeting of Stockholders are incorporated by reference into Part III of this report.

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
We operate two business segments, Drilling & Subsea and Production & Infrastructure. The table below provides a summary of proportional revenue contributions from our two business segments and our primary geographic markets over the last three years:

	Percentage of revenue
	Year ended December 31,
	2015	2014	2013
Drilling & Subsea	58%	65%	62%
Production & Infrastructure	42%	35%	38%
Total	100%	100%	100%

United States	60%	60%	60%
Canada	5%	6%	6%
Other International	35%	34%	34%
Total	100%	100%	100%
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

Drilling & Subsea segment
In our Drilling & Subsea segment, we design and manufacture products and provide related services to the drilling, well and subsea construction, and completion and intervention markets. Through this segment, we offer drilling technologies, including capital equipment and a broad line of products consumed in the drilling and well intervention processes; subsea technologies, including robotic vehicles and other capital equipment, specialty components and tooling, a broad suite of complementary subsea technical services and rental items, and products used in pipeline infrastructure; and downhole technologies, including cementing and casing tools, completion products, and a range of downhole protection solutions.
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
Drilling equipment. We design and manufacture powered tubular handling equipment used on onshore and offshore drilling rigs. Our equipment reduces direct human involvement in the handling of pipe during drilling operations, improving safety, speed and efficiency of operations. Our hydraulic catwalks mechanize the lifting and lowering of tubulars to and from the drill floor, eliminating or reducing the need for traditional drill pipe and casing "pick-up and lay-down" operations with associated personnel. In addition, we manufacture make-up and break-out tools, called Forum B+V Oil Tools Floorhand™ and Wrangler Roughneck™, which automate a potentially dangerous rig floor task and improve rig drilling speed and safety. We also design and manufacture specialized torque equipment and related control systems for tubular connections, including high torque stroking, or bucking units, fully rotational torque units, portable torque units for field deployment, and provide aftermarket service. In addition, we design and manufacture a range of rig-based offline activity cranes, multi-purpose cranes and personnel transfer solutions. Many of these cranes are fit-for-purpose multi-axis cranes that provide access to hard-to-reach places and eliminate the need for manual interface.
In addition to powered tubular handling equipment, materials handling and personnel transfer equipment, we manufacture drilling manifold systems and high pressure piping packages. We also manufacture data acquisition products that include integrated drill floor instrumentation and monitoring systems. These systems provide real-time monitoring and logging of drilling data to drilling contractors, and oil and gas producers on the rig and at remote locations. They measure, collect, store and display drilling data on a real-time basis, as is expected by our customers in the current drilling environment.
We repair and service drilling equipment for both land and offshore rigs. Many of our service employees work in the field to address problems at the rig site.
Tubular handling tools. We provide a range of powered and manual tubular handling tools used on onshore and offshore drilling rigs. Our Forum B+V Oil Tools and Wrangler™ branded tools reduce direct human involvement in the handling of pipe during drilling operations. Our tubular handling tools include elevators, clamps, slip handles, tong handles, powered slips, spiders and kelly spinners.
Consumable products. We manufacture a range of consumable products used on drilling rigs, well servicing rigs, pressure pumping units, and hydraulic fracturing systems. Our consumable products include valves, centrifugal pumps, mud pump parts, rig sensors, inserts, and dies. We are also a supplier of oilfield bearings to original equipment manufacturers and repair businesses for use on drilling and well stimulation equipment.

Well intervention equipment. We manufacture pressure control products that are used for well intervention operations and are sold directly to oilfield service companies and equipment rental companies. These products include both coiled tubing and wireline blowout preventers and their accessories. We also conduct aftermarket refurbishment and recertification services for pressure control equipment. In addition to blowout preventers for wireline units, we manufacture electro-mechanical wireline cables.
Subsea Technologies. We design and manufacture capital equipment and specialty components used in the subsea sector and provide a broad suite of complementary subsea technical services and rental items. We have a core focus on the design and manufacture of remotely operated vehicle ("ROV") systems and other specialty subsea vehicles, as well as critical components of these vehicles. Many of our related technical services complement our vehicle offerings. We operate primarily from facilities in Houston, Texas; Kirkbymoorside and Newcastle, England; Aberdeen, Scotland; Singapore and Macae, Brazil.
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
Our Sub-Atlantic branded observation-class vehicles are electrically powered and are principally used for inspection, survey and light manipulation, and serve a wide range of industries.
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
Subsea technical services and rental. We maintain a fleet of subsea rental items, primarily subsea positioning equipment. Our customers for rental items are primarily subsea construction and offshore service companies. In addition, we offer a system that offers a complete solution for digital video capture, playback, processing and reporting of subsea inspection survey data. We also maintain a geophysical and geotechnical engineering group that provides consulting services to the oil and gas, and marine industries, typically to interpret and analyze third party subsea data provided by clients.
Downhole Technologies. We manufacture a broad line of downhole products that are consumed during the well construction, completion and production enhancement processes.
Casing and cementing tools. Through our Davis-Lynch™ branded downhole well construction and completion tools business, we design and manufacture products used in the construction of oil and gas wells. We design and manufacture a full range of centralizers, float equipment, stage cementing tools, inflatable packers, flotation collars, cementing plugs, fill and circulation tools for running casing, casing hangers and surge reduction equipment. Our products are used in the construction of onshore and offshore wells.

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
Downhole protection systems. We offer a full range of downhole protection solutions through our Cannon Services™ brand. The clamp and protection system is used to shield downhole control lines, cables and gauges during installation and to provide protection during production enhancement operations. We design and manufacture a full range of downhole protection solutions for electrical submersible pump ("ESP") cabling, encapsulated control lines, sub-surface safety valves and permanent downhole gauges. We provide both standard and customized protection systems, and we utilize a range of materials in our products for various downhole environments.
Our primary customers in this product line are oil and gas producers and service companies providing completion, ESP and other intervention services to producers.
Production & Infrastructure segment
In our Production & Infrastructure segment, we design and manufacture products and provide related equipment and services to the well stimulation, production and infrastructure markets. Through this segment, we supply flow equipment, including pumps and well stimulation consumable products and related recertification and refurbishment services; production equipment, including well site production equipment and process equipment; and valve solutions, including a broad range of industrial and process valves.
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
Flow Equipment. We provide a broad range of high pressure pumps and flow equipment used by well stimulation, or pressure pumping, companies during the stimulation, intervention and flowback processes. In 2015, we acquired J-Mac Tool, Inc., a manufacturer of a complete line of high pressure pumps and pump parts. This acquisition enabled us to provide a complete suite of equipment used in pressure pumping operations. The addition of a pump product offering complements our historical focus on consumable products that experience high rates of wear and replacement. We design and manufacture pressure control plug, choke and relief valves, swivel joints, pup joints and integral fittings, manifolds and manifold trailers, as well as triplex and quintuplex fluid-end assemblies. Frequent refurbishment and recertification of flow equipment is critical to ensuring the reliable and safe operation of a pressure pumping company's fleet. We perform these services at eight locations and operate a fleet of mobile refurbishment and recertification tractor trailers, which can deploy to the customer's yard. We serve many of the unconventional basins across North America and seek to position our stocking and service locations in proximity to our customers' operations. Our primary customers in the Flow Equipment product line are pressure pumping and flowback service companies, although we also generate sales to original equipment manufacturers of pressure pumping units.
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
Business history
Forum was incorporated in 2005 and formed through a series of acquisitions. In August 2010, Forum Oilfield Technologies, Inc. (“FOT”), was renamed Forum Energy Technologies, Inc. On April 17, 2012, we completed our initial public offering.
Backlog
As we provide a mix of capital goods, consumable products, repair parts, and rental services, a majority of our business does not require lengthy lead times. A majority of the orders and commitments included in our backlog as of December 31, 2015 were scheduled to be delivered within six months. Our backlog, net of cancellations, was approximately $194 million at December 31, 2015 and approximately $464 million at December 31, 2014.
Sales of our products are affected by prices for oil and natural gas, which have decreased significantly since June 2014. Until oil and natural gas prices stabilize, we expect that the level of customer orders will decline from prior levels, causing a decrease in our future backlog levels. Substantially all of the projects currently included in our backlog are subject to change and/or termination at the option of the customer. In the case of a change or termination, the customer is generally required to pay us for work performed and other costs necessarily incurred as a result of the change or termination. Prior to 2015, terminations and cancellations have not been material to our overall operating results. It is difficult to predict how much of our current backlog will be delayed or terminated, or subject to changes, as well as our ability to collect termination or change fees.

Our consumable and repair products are predominantly off-the-shelf items requiring short lead-times, generally less than six months, and our related refurbishment or other services are also not contracted with significant lead time. The composition of our backlog is reflective of our mix of capital equipment, consumable products, aftermarket and other related items. Our bookings, which consist of written orders or commitments for our products or related services, during the years ended December 31, 2015 and 2014 were approximately $0.9 billion and $1.8 billion, respectively.
Customers
No customer represented more than 10% of consolidated revenue in any of the last three years.
Seasonality
A substantial portion of our business is not significantly impacted by seasonality. We do, however, generally experience lower sales and profitability in the fourth quarter due to a decrease in working days caused by the U.S. Thanksgiving and calendar year-end holidays, and manufacturing and shipping delays caused by weather. A small portion of the revenue we generate from selected Canadian operations often benefits from higher first quarter activity levels, as operators take advantage of the winter freeze to gain access to remote drilling and production areas. We also experience some exposure to seasonality through the portion of our subsea rental business that serves the North Sea. Due to the harsh winter environment, it is customary for North Sea activity to slow down between the months of November and February. Revenue exposed to this type of seasonality, however, comprised less than 5% of our overall revenue in 2015.
Competition
The markets in which we operate are highly competitive. We compete with a number of companies, some of which have greater financial and other resources than we do. The principal competitive factors in our markets are product quality, price, breadth of product offering, availability of products and services, performance, distribution capabilities, responsiveness to customer needs and reputation for service. We believe our products and services in each segment are at least comparable in price, quality, performance and dependability with our competitors' offerings. We seek to differentiate ourselves from our competitors by providing a rapid response to the needs of our customers, a high level of customer service, and innovative product development initiatives. Some of our competitors expend greater amounts of money on formal research and engineering efforts than we do. We believe, however, that our product development efforts are enhanced by the investment of management time we make to improve our customer service and to work with our customers on their specific product needs and challenges.
Although we have no single competitor across all of our product lines, the companies we compete with across the greatest number of our product lines include Cameron International Corporation and FMC Technologies, Inc.
We have no one direct competitor across all of the products and services within our Drilling & Subsea segment. We hold what we consider to be market leading positions in several of our core products on a global basis, and we generally compete with a small number of competitors. The significant competitors within our Drilling & Subsea segment include FMC Technologies, Inc., Cameron International Corporation, National Oilwell Varco, Inc. and Weatherford International, Ltd.
We have no one direct competitor across all of the products and services within our Production & Infrastructure segment, although Cameron International Corporation is a significant competitor for many of our products. Other competitors include Exterran Corp., FMC Technologies, Inc. and Weir SPM, a subsidiary of The Weir Group PLC.
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
Working capital
We fund our business operations through a combination of available cash and equivalents, short-term investments, and cash flow generated from operations. In addition, the revolving portion of our senior secured credit facility is available for working capital needs. For a summary of our credit facility, please read "Management's Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and capital resources."
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
Climate change
In December 2009, the EPA determined that emissions of carbon dioxide, methane and other "greenhouse gases" present an endangerment to public health and the environment because emissions of such gases are, according to the EPA, contributing to warming of the earth's atmosphere and other climatic changes. Based on these findings, the EPA has begun adopting and implementing regulations to restrict emissions of greenhouse gases under existing provisions of the Clean Air Act. The EPA adopted two sets of rules regulating greenhouse gas emissions under the Clean Air Act, one of which requires a reduction in emissions of greenhouse gases from motor vehicles and the other of which regulates emissions of greenhouse gases from certain large stationary sources, effective January 2, 2011. In September 2015, the EPA proposed new rules that would affect aggregation of sources in the oil and gas industry and set new source performance standards for methane and volatile organic compounds. The EPA has also adopted rules requiring the reporting of greenhouse gas emissions from specified large greenhouse gas emission sources in the U.S., including oil and gas systems.
The U.S. also participated in the 2015 United Nations Climate Change Conference in Paris. Prior to the conference, the U.S. submitted its intended nationally determined contribution, committing to reduce its greenhouse gas emissions by 25-28% below 2005 levels by 2025. The U.S. was actively involved in negotiations at the Climate Change Conference, which resulted in the creation of the Paris Agreement. The Paris Agreement will be open for signing on April 22, 2016 and will require countries to review and “represent a progression” in their intended nationally determined contributions every five years, beginning in 2020. Parties are also expected to meet in 2018 to “take stock” of collective efforts. The Paris Agreement set a goal of keeping warming well below 2 degrees Celsius and sets a target limit of 1.5 degrees Celsius. This could ultimately drive stricter climate policies in the U.S.
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
Hydraulic fracturing
A significant percentage of our customers' oil and natural gas production is being developed from unconventional sources, such as hydrocarbon shales. These formations require hydraulic fracturing completion processes to release the oil or natural gas from the rock so that it can flow through the formations. Hydraulic fracturing involves the injection of water, sand and chemicals under pressure into the formation to stimulate production. A number of federal agencies, including the EPA and the U.S. Department of Energy, are analyzing, or have been requested to review, a variety of environmental issues associated with shale development, including hydraulic fracturing. Along these lines, on May 16, 2013, the Bureau of Land Management (the "BLM") issued a proposed rule that would require the public disclosure of chemicals used in hydraulic fracturing operations, set requirements for well-bore integrity and establish flowback water standards for all hydraulic fracturing operations on federal public lands and American Indian Tribal lands. The rule became final on March 20, 2015. The rule was initially set to go into effect June 24, 2015, but implementation of the rule is being vigorously contested by industry and several states. In September 2015, the U.S. District Court of Wyoming granted a preliminary injunction temporarily preventing enforcement of the rule. A final decision is pending.
In addition, the EPA has asserted federal regulatory authority over hydraulic fracturing involving diesel additives under the Safe Drinking Water Act's "Underground Injection Control Program" and issued guidance documents related to this assertion of regulatory authority in February 2014. EPA also issued a proposed rule in April 2015 requiring federal pre-treatment standards for wastewater generated during hydraulic fracturing that is sent to a treatment facility. Further, some states and municipalities have adopted, and other states and municipalities are considering adopting, regulations that could prohibit hydraulic fracturing in certain areas or impose more stringent disclosure and/or well construction requirements on hydraulic fracturing operations. At the same time, certain environmental groups have suggested that additional laws may be needed to more closely and uniformly regulate the hydraulic fracturing process, and legislation has been proposed by some members of Congress to provide for such regulation. We cannot predict whether any such legislation will ever be enacted and if so, what its provisions would be. If additional levels of regulation and permits were required through the adoption of new laws and regulations at the federal or state level, that could lead to delays, increased operating costs and process prohibitions for our customers that could reduce demand for our products and services, which would materially adversely affect our revenues, results of operations and cash flow.
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
Employees
As of December 31, 2015, we had approximately 2,500 employees. Of our total employees, approximately 1,750 were in the United States, 400 were in the United Kingdom, 100 were in Germany, 90 were in Canada and 160 were in other locations. We are not a party to any collective bargaining agreements, other than in our Hamburg, Germany and Monterrey, Mexico facilities, and we consider our relations with our employees to be satisfactory.
Item 1A. Risk Factors
Risks related to our business
We derive a substantial portion of our revenues from companies in or affiliated with the oil and natural gas industry, a historically cyclical industry, with levels of activity that are significantly affected by the levels and volatility of oil and natural gas prices. As a result, this cyclicality has caused, and will continue to cause fluctuations in our revenues and results of our operations.
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
A prolonged reduction in the overall level of exploration and development activities, such as we began to see as a result of the decline in commodity prices in the second half of 2014 and continuing into 2016, and that we expect to continue, has adversely impacted our business and is expected to continue to do so. The reduction in activity may continue to negatively affect:

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
Our failure to achieve consolidation savings, to integrate the acquired businesses and assets into our existing operations successfully or to minimize any unforeseen operational difficulties could have a material adverse effect on our business. In addition, we may incur liabilities arising from events prior to the acquisition or prior to our establishment of adequate compliance oversight. While we generally seek to obtain indemnities for liabilities for events occurring before such acquisitions, these are limited in amount and duration, may be held to be unenforceable or the seller may not be able to indemnify us. We may also incur indebtedness or issue additional equity securities to finance future acquisitions. Debt service requirements could represent a burden on our results of operations and financial condition, and the issuance of additional equity securities could be dilutive to our existing stockholders. In addition, we may dispose of assets or products that investors may consider beneficial to us.
Our operating history may not be sufficient for investors to evaluate our business and prospects.
We have a relatively short operating history as a public company. In addition, we have completed a number of acquisitions since our formation. These factors may make it more difficult for investors to evaluate our business and prospects, and to forecast our future operating results. As a result, historical financial data may not give you an accurate indication of what our actual results would have been if subsequent acquisitions had been completed at the beginning of the periods presented or of what our future results of operations are likely to be. Our future results will depend on our ability to efficiently manage our combined operations and execute our business strategy.

Facility consolidations and expansions subject us to risks of construction delays, cost overruns and operating inefficiencies.
We have consolidated and plan to continue to consolidate facilities to achieve operating efficiencies and reduce costs. These facility consolidations may be delayed and cause us to incur increased costs, product or service delivery delays, decreased responsiveness to customer needs, liabilities under terms and conditions of sale or other operational inefficiencies, or may not provide the benefits we anticipate.
In the future, we may grow our businesses through the construction of new facilities and expansions of our existing facilities. These projects, and any other capital asset construction projects which we may commence, are subject to similar risks of delay or cost overrun inherent in any construction project resulting from numerous factors, including the following:

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
The market price of common stock of companies engaged in the oil and gas equipment manufacturing and services industry has been volatile. Likewise, the market price of our common stock has varied significantly in the past, reaching a high of $36.72 per share on July 23, 2014 and a low of $8.54 per share on February 12, 2016, and we expect it to continue to remain volatile given the cyclical nature of our industry.

The downturn in the oil and gas industry has negatively affected and will likely continue to affect our ability to accurately predict customer demand, causing us to hold excess or obsolete inventory and experience a reduction in gross margins and financial results.
We cannot accurately predict what or how many products our customers will need in the future. Orders are placed with our suppliers based on forecasts of customer demand and, in some instances, we may establish buffer inventories to accommodate anticipated demand. For example, at certain times, we have built capital equipment before receiving customer orders, and we have kept our standardized downhole protection systems and certain of our flow iron products in stock and readily available for delivery on short notice from customers. Our forecasts of customer demand are based on multiple assumptions, each of which may introduce errors into the estimates. In addition, many of our suppliers, such as those for certain of our standardized valves, require a longer lead time to provide products than our customers demand for delivery of our finished products. If we overestimate customer demand, we may allocate resources to the purchase of material or manufactured products that we may not be able to sell when we expect to, if at all. As a result, we would hold excess or obsolete inventory, which would reduce gross margin and adversely affect financial results, or write down the value of inventory. Conversely, if we underestimate customer demand or if insufficient manufacturing capacity is available, we would miss revenue opportunities and potentially lose market share and damage our customer relationships. In addition, any future significant cancellations or deferrals of product orders or the return of previously sold products could materially and adversely affect profit margins, increase product obsolescence and restrict our ability to fund our operations.

A substantial portion of our business is driven by our customers’ spending on capital equipment such as drilling rigs. As a result of the substantial decrease in commodity prices, we expect much of our customer base to maintain capital spending at their current low levels, or to decrease their spending even further.
In various segments of the energy industry there have been high levels of demand for construction of capital intensive equipment in recent years, some of which has a long life once introduced into the industry. High levels of investment can produce excess supply of equipment for many years, reducing dayrates and undermining the economics for new capital equipment orders. In addition, decreases in commodity prices have resulted in a significant reduction in the North America rig count since June 2014. As a result, many of our customers reduced capital expenditures beginning in 2015, and, if commodity prices remain at current levels, our customers may further reduce spending. When spending levels by our customers fall, we experience decreased demand for our capital equipment products. For example, starting in the second half of 2014 we saw spending levels on drilling rigs decrease relative to the pace of investment in the previous two years due to lower drilling activity. This resulted in lower revenues for us from both capital equipment orders and consumables in 2014 and 2015. This reduction in capital spending is spread across most energy sectors that we supply. We expect our financial results have been and continue to be negatively impacted by the recent and ongoing reduction in capital equipment spending in the oilfield services industry.
Our indebtedness could restrict our operations and make us more vulnerable to adverse economic conditions.
We currently have a substantial amount of indebtedness.
On February 25, 2016, we amended our senior secured credit facility (the "Credit Facility" and such amendment, the "Amended Facility") to provide for a $200.0 million committed revolving credit line, including up to $25.0 million available for letters of credit and up to $10.0 million in swingline loans. Availability under the Amended Facility is subject to a borrowing base calculated by reference to eligible accounts receivable in the United States, United Kingdom and Canada, eligible inventory in the United States, and cash on hand. The Amended Facility has an accordion feature that allows us to increase the available borrowings under the facility by $150.0 million, subject to obtaining additional commitments from lenders.
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
The indenture governing our notes and our Amended Facility contains operating and financial restrictions that may restrict our business and financing activities.
The indenture governing our notes and our Amended Facility contain, and any future indebtedness we incur may contain, a number of restrictive covenants that will impose significant operating and financial restrictions on us, including restrictions on our ability to, among other things:

•	pay dividends on, purchase or redeem our common stock;

•	make certain investments;

•	incur or guarantee additional indebtedness or issue certain types of equity securities;

•	create certain liens;

•	sell assets, including equity interests in our restricted subsidiaries;

•	redeem or prepay subordinated debt;

•	restrict dividends or other payments of our restricted subsidiaries;

•	consolidate, merge or transfer all or substantially all of our assets;

•	engage in transactions with affiliates; or

•	create unrestricted subsidiaries.
Our Amended Facility also contains financial covenants, which, among other things, require us, on a consolidated basis, to maintain specified financial ratios or conditions summarized as follows:

•
Senior secured debt to adjusted EBITDA of not more than 4.50 to 1.0 for the period from February 25, 2016 through December 31, 2016, not more than 4.0 to 1.0 for the period from January 1, 2017 through December 31, 2017 and not more than 3.50 to 1.0 for the period from January 1, 2018 through the termination of the facility; and

•
A fixed charge coverage ratio of not more than 1.25 to 1.0. This ratio is measured as EBITDA minus maintenance capital expenditures minus taxes paid in cash divided by scheduled principal and interest payments. The fixed charge coverage ratio is tested only if availability under the Amended Facility falls below certain levels.

As a result of these covenants, we may be limited in the manner in which we conduct our business, and we may be unable to engage in favorable business activities or finance future operations or capital needs. Our ability to borrow under the Amended Facility and comply with some of the covenants, ratios or tests contained in our indenture and Amended Facility may be affected by events beyond our control. If market or other economic conditions continue or deteriorate, and our financial performance does not improve, our ability to borrow under our Amended Facility will be reduced and our ability to comply with these covenants, ratios or tests may be impaired. A failure to comply with the covenants, ratios or tests or any future indebtedness could result in an event of default, which, if not cured or waived, could have a material adverse effect on our business, financial condition and results of operations.
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
In the current environment of decreased oil and gas prices, and the resulting uncertainty regarding demand for our customers’ services, we have experienced order reductions, cancellations and acceptance delays, and may experience more of these in the future, as projects have become uneconomical for our customers. We may be unable to collect revenue for all of the orders reflected in our backlog, or we may be unable to collect cancellation penalties, to the extent we have the right to impose them, or the revenues may be pushed into future periods. In addition, customers who are more highly leveraged or otherwise unable to pay their creditors in the ordinary course of business may become insolvent or be unable to operate as a going concern. We may be unable to collect amounts due or damages we are awarded from these customers, and our efforts to collect such amounts may damage our customer relationships. As a result, our results of operations and overall financial condition may be negatively impacted by a reduction in revenue as a result of these circumstances.
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
During the year ended December 31, 2015, we incurred impairment charges and we may incur additional impairment charges in the future.
For goodwill and intangible assets with indefinite lives, an assessment for impairment is performed annually or when there is an indication an impairment may have occurred. Goodwill is reviewed for impairment by comparing the carrying value of each reporting unit's net assets, including allocated goodwill, to the estimated fair value of the reporting unit. We determine the fair value of each of our six reporting units using a discounted cash flow approach. Determining the fair value of a reporting unit requires the use of estimates and assumptions. If the reporting unit's carrying value is greater than its fair value, a second step is performed whereby the implied fair value of goodwill is estimated by allocating the fair value of the reporting unit in a hypothetical purchase price allocation analysis. We recognize a goodwill impairment charge for the amount by which the carrying value of goodwill exceeds its reassessed fair value. Due to the further deterioration of market conditions for our products, we recorded a $123.2 million of impairment loss for our Subsea reporting unit for the year ended December 31, 2015.
We evaluate our long-lived assets, including property and equipment and intangible assets with definite lives, for potential impairment whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable. In performing our review for impairment, future cash flows expected to result from the use of the asset and its eventual value upon disposal are estimated. If the undiscounted future cash flows are less than the carrying amount of the assets, there is an indication that the asset may be impaired. The amount of the impairment is measured as the difference between the carrying value and the estimated fair value of the asset. The fair value is determined either through the use of an external valuation, or by means of an analysis of discounted future cash flows based on expected utilization. Following the impairment charge, at December 31, 2015, our Subsea reporting unit has a remaining balance of $73 million in goodwill. Further declines in commodity prices or sustained lower valuation for the Company's common stock could indicate a reduction in the estimate of reporting unit fair value which, in turn, could lead to additional impairment charges associated with goodwill. The impairment loss recognized represents the excess of the asset's carrying value as compared to its estimated fair value.
Intangible assets with definite lives are tested for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. In the fourth quarter of 2015, an impairment loss of $1.9 million related to certain trade names that were no longer in use was recorded.
If we determine that the carrying value of our long-lived assets, goodwill or intangible assets is less than their fair value, we may be required to record additional charges in the future, which could adversely affect our financial condition and results of operations.

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
The delivery of our products and services requires personnel with specialized skills and experience. Our ability to be productive and profitable depends upon our ability to employ and retain skilled workers. During periods of low activity in our industry, such as we are now experiencing, we reduce the size of our labor force to match declining revenue levels, and other employees may choose to leave in order to find more stable employment. This may cause us to lose skilled personnel, the absence of which could cause us to incur quality, efficiency and deliverability issues in our operations, or delay our response to an upturn in the market. During periods of high activity in our industry, our ability to expand our operations depends in part on our ability to increase the size of our skilled labor force. In addition, during those periods the demand for skilled workers is high, the supply is limited and the cost to attract and retain qualified personnel increases. For example, during the last upturn we experienced shortages of engineers, mechanical assemblers, machinists and code welders, which in some instances slowed the productivity of certain of our operations. Furthermore, a significant increase in the wages paid by competing employers could result in a reduction of our skilled labor force, increases in the wage rates that we must pay, or both. If any of these events were to occur our ability to respond quickly to customer demands or strong market conditions may be inhibited and our growth potential could be impaired.
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
For the year ended December 31, 2015, we derived approximately 40% of our revenue from sales outside the United States (based on product destination). In addition, one of our key growth strategies is to market products in international markets. We may not succeed in marketing, developing a recognized brand, selling, distributing products and generating revenues in these new international markets.
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
We rely on a large number of agents in non-U.S. countries that pose a high risk of corrupt activities and whose local laws and customs differ significantly from those in the United States. In many countries, particularly in those with developing economies, it is common to engage in business practices that are prohibited by the regulations applicable to us. The United States Foreign Corrupt Practices Act and similar anti-bribery laws in other jurisdictions, including the UK Bribery Act 2010, ("anti-corruption laws") prohibit corporations and individuals, including us and our employees, from engaging in certain activities to obtain or retain business or to influence a person working in an official capacity. We may be held responsible for violations by our employees, contractors and agents, for violations of anti-corruption laws. We may also be held responsible for any violations by an acquired company that occurs prior to an acquisition, or subsequent to the acquisition but before we are able to institute our compliance procedures. In addition, our non-U.S. competitors that are not subject to the FCPA or similar laws may be able to secure business or other preferential treatment in such countries by means that such laws prohibit with respect to us. The UK Bribery Act 2010 is broader in scope than the FCPA and applies to public and private sector corruption and contains no facilitating payments exception. A violation of any of these laws, even if prohibited by our policies, could have a material adverse effect on our business. Actual or alleged violations could damage our reputation, be expensive to defend, impair our ability to do business, and cause us to incur civil and criminal fines, penalties and sanctions.
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
One of our subsidiaries has been and continues to be named as a defendant in asbestos related product liability actions. The actual amounts expended on asbestos-related claims in any year may be impacted by the number of claims filed, the nature of the allegations asserted in the claims, the jurisdictions in which claims are filed, and the number of settlements. As of December 31, 2015, our subsidiary has a net liability of $250,000 for the estimated indemnity cost associated with the resolution of its current open claims and future claims anticipated to be filed during the next five years.
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
If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results or prevent fraud.
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
As of February 22, 2016, SCF held approximately 24.3 million shares of our common stock, equal to approximately 27% of the outstanding common stock at that date. LESA is the ultimate general partner of SCF and will exert significant control over us, including over the outcome of most matters requiring a stockholder vote, such as the election of directors, adoption of amendments to our charter and bylaws and approval of transactions involving a change of control. LESA's interests may differ from our other stockholders, and SCF may vote its common stock in a manner that may adversely affect those stockholders.
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

During periods of high market activity, if we cannot continue operating our manufacturing facilities at recent historical levels, our results of operations could be adversely affected.
We operate a number of manufacturing facilities. The equipment and management systems necessary for such operations may break down, perform poorly or fail, resulting in fluctuations in manufacturing efficiencies. Such fluctuations may affect our ability to deliver products to our customers on a timely basis.
Item 1B. Unresolved Staff Comments
Not applicable.

Item 2. Properties
The following tables describe the material facilities owned or leased by us as of December 31, 2015:

Country	Location	Leased or Owned	Country	Location	Leased or Owned
Drilling & Subsea Segment Locations			Production & Infrastructure Segment Locations
Canada	Alberta	Leased	Canada	Calgary	Leased
Germany	Hamburg	Leased	Canada	Edmonton	Leased
Mexico	Monterrey	Leased	United States	Madison, KS	Leased
Singapore	Singapore	Leased		Broussard, LA	Leased
UAE	Dubai	Leased		Davis, OK	Owned
United Kingdom	Aberdeen	Leased		Elmore City, OK	Owned
	Kirkbymoorside	Leased		Guthrie, OK	Leased
	Findon	Leased		Clearfield, PA	Owned
	Newcastle	Leased		Brownsville, PA	Leased
United States	Broussard, LA	Owned		Corpus Christi, TX	Owned
	Bryan, TX	Owned		Gainesville, TX	Leased
	Houston, TX	Leased		Houston, TX	Leased
	Pearland, TX	Owned		Odessa, TX	Leased
	Pearland, TX	Leased		Stafford, TX	Leased
	Plantersville, TX	Owned		Dayton, TX	Owned
	Sanger, TX	Leased	Combined Locations for both Segments
	Stafford, TX	Owned	Brazil	Macae	Leased
	Tyler, TX	Leased		Rio de Janeiro	Leased
			United States	Williston, ND	Leased
				Houston, TX	Leased
				San Antonio, TX	Owned

We believe our facilities are suitable for their present and intended purposes, and are adequate for our current and anticipated level of operations.
We incorporate by reference in response to this item the information set forth in Item 1 and Item 7 of this Annual Report on Form 10-K and the information set forth in Note 6 and Note 11 of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.
Item 3. Legal Proceedings
Information related to Item 3. Legal Proceedings is included in Note 11 to the consolidated financial statements, which are incorporated herein by reference in Part II, Item 8 "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K.

Item 4. Mine Safety Disclosures
Not applicable.

Executive officers of the registrant
The following table indicates the names, ages and positions of the executive officers of Forum as of February 22, 2016:

Name	Age	Position
C. Christopher Gaut	59	President, Chief Executive Officer, Chairman of the Board
Prady Iyyanki	45	Executive Vice President and Chief Operating Officer
James W. Harris	56	Executive Vice President and Chief Financial Officer
James L. McCulloch	63	Senior Vice President, General Counsel and Secretary
Michael D. Danford	53	Senior Vice President-Human Resources
C. Christopher Gaut. Mr. Gaut has served as our President, Chief Executive Officer and Chairman of the Board since August 2010 and as one of our directors since December 2006. He served as a consultant to LESA, the ultimate general partner of SCF, our largest stockholder, from November 2009 to August 2010. Mr. Gaut served at Halliburton Company, a leading diversified oilfield services company, as President of the Drilling and Evaluation Division and prior to that as Chief Financial Officer, from March 2003 through April 2009. From April 2009 through November 2009, Mr. Gaut was a private investor. Prior to joining Halliburton Company in 2003, Mr. Gaut was the Co-Chief Operating Officer of Ensco International, a provider of offshore contract drilling services. He also served as Ensco's Chief Financial Officer from 1988 until 2003. Mr. Gaut is currently a member of the board of directors of Ensco plc, the successor to Ensco International. Mr. Gaut holds an A.B. in Engineering Sciences from Dartmouth College and an M.B.A. from The Wharton School at the University of Pennsylvania.
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
James W. Harris. Mr. Harris has served as our Executive Vice President and Chief Financial Officer since February 2015. From December 2005 to February 2015, Mr. Harris held various titles, the most recent of which was Senior Vice President and Chief Financial Officer. Mr. Harris was Vice President, Controller of VeriCenter, Inc., a provider of information technology services, and General Manager of its AppSite Hosting service line from January 2004 through November 2005. Prior to joining VeriCenter, from August 1999 through December 2001, Mr. Harris worked for Enron Energy Services, Inc., as a Vice President and thereafter served as a consultant to Enron through December 2003. Mr. Harris began his career at Price Waterhouse from January 1985 until February 1994, with his final position being a Senior Tax Manager, and at Baker Hughes Incorporated from February 1994 until May 1999 in various positions, including Vice President, Tax and Controller. Mr. Harris currently serves as a member of the board of directors of Oil Patch Group, a privately held company specializing in the rental of drill pipe, living quarters and other rental equipment for the oil and gas industry. Mr. Harris holds a B.S. and Masters of Accounting from Brigham Young University and an M.B.A. from Rice University. Mr. Harris is a certified public accountant.
James L. McCulloch. Mr. McCulloch has served as our Senior Vice President, General Counsel and Secretary since October 2010. Mr. McCulloch was a private investor from January 2008 until October 2010, and since February 2008 he has also served on the board of directors of Sunland Inc., a privately held pipeline construction and services company. In 1983, Mr. McCulloch joined Global Marine Inc., a leading international offshore drilling contractor, as Assistant General Counsel and served in a variety of capacities within the legal department until being named Senior Vice President and General Counsel in 1995. In 2001, Global Marine merged with Santa Fe International Corporation, an international land and offshore drilling contractor, to form GlobalSantaFe Corporation, where Mr. McCulloch continued to serve as Senior Vice President and General Counsel until the company's merger with Transocean Inc. in December 2007. Mr. McCulloch holds a B.A. from Tulane University and a J.D. from Tulane University School of Law.
Michael D. Danford. Mr. Danford has served as our Senior Vice President - Human Resources since February 2015. Prior to that, Mr. Danford served as Vice President - Human Resources from November 2007 to February 2015. Prior to joining Forum and, from August 2007 through November 2007, he worked at Trico Marine Services Inc. as Vice President - Human Resources. From 1997 through July 2007, Mr. Danford served as Director of Human Resources and Vice President - Human Resources for Hydril Company. From 1991 to 1997, Mr. Danford served in various human resources roles for Baker Hughes Incorporated. Prior to joining Baker Hughes Incorporated, from 1990 to 1991, Mr. Danford served as a recruiter and as an employee relations representative in the human resources department for Compaq Computer. Mr. Danford holds a B.S. degree in Computer Science from the University of Louisiana at Monroe (formerly Northeast Louisiana University).

PART II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock trades on the NYSE under the trading symbol "FET." The following table sets forth, for each full quarterly period indicated, the high and low closing sales prices for our common stock as quoted on the NYSE:

Year Ended December 31, 2015	High	Low
First Quarter	$20.95	$15.31
Second Quarter	$23.26	$19.62
Third Quarter	$19.30	$12.21
Fourth Quarter	$15.66	$11.67

Year Ended December 31, 2014	High	Low
First Quarter	$30.98	$24.66
Second Quarter	$36.43	$29.53
Third Quarter	$36.72	$30.61
Fourth Quarter	$29.79	$17.21
As of February 22, 2016, there were approximately 130 shareholders of record of our common stock. In calculating the number of shareholders, we consider clearing agencies and security position listings as one shareholder for each agency or listing.
No dividends were declared or issued during 2015 or 2014, and we do not currently have any plans to pay cash dividends in the future. Our Amended Facility prohibits us from paying any cash dividends. Our future dividend policy is within the discretion of our Board of Directors and will depend upon various factors, including our results of operations, financial condition, capital requirements, investment opportunities, and other loan agreements.The indenture governing our senior notes also restricts the payment of dividends.
Purchase of Equity Securities
Our Board of Directors authorized on October 27, 2014, a share repurchase program for the repurchase of outstanding shares of our Common Stock having an aggregate purchase price of up to $150 million. Our Amended Facility prohibits us from repurchasing shares.
Shares of common stock purchased and placed in treasury during the three months ended December 31, 2015 were as follows:

Period	Total number of shares purchased (a)	Average price paid per share	Total number of shares purchased as part of publicly announced plan or programs	Maximum value of shares that may yet be purchased under the plan or program (in thousands)
October 1, 2015 - October 31, 2015	874	$13.24	—	$49,752
November 1, 2015 - November 30, 2015	2,887	$14.62	—	—
December 1, 2015 - December 31, 2015	14,703	$14.48	—	—
Total	18,464	$14.44	—	$49,752
(a) All of the 18,464 shares purchased during the three months ended December 31, 2015 were acquired from employees in connection with the settlement of income tax and related benefit withholding obligations arising from the vesting of restricted stock grants.
Performance Graph
The following graph compares total shareholder return on our common stock with the Standard & Poor’s 500 Stock Index and the Philadelphia Oil Service Sector Index ("OSX"), an index of oil and gas related companies that represents an industry composite of our peers. This graph covers the period from April 13, 2012, using the closing price for the first day of trading immediately following the effectiveness of our initial public offering per SEC regulations (rather than the IPO offering price of $20.00 per share), through December 31, 2015. This comparison assumes the investment of $100 on April 13, 2012, and the reinvestment of all dividends. The shareholder return set forth is not necessarily indicative of future performance.
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
The selected historical financial data as of December 31, 2015 and 2014, and for the years ended December 31, 2015, 2014 and 2013 are derived from our audited consolidated financial statements and related notes thereto included herein. The selected historical data as of December 31, 2013, 2012 and 2011 and for the years ended December 31, 2012 and 2011 have been derived from our audited consolidated financial statements, which are not included in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of our results to be expected in any future period.

	Year ended December 31,
(in thousands, except per share information)	2015	2014	2013	2012	2011
Income Statement Data:
Net sales	$1,073,652	$1,739,717	$1,524,811	$1,414,933	$1,128,131
Total operating expenses	1,202,199	1,496,843	1,322,569	1,174,053	967,518
Earnings from equity investment	14,824	25,164	7,312	—	—
Operating income (loss)	(113,723)	268,038	209,554	240,880	160,613
Total other expenses	20,600	25,516	23,472	18,085	19,910
Income (loss) from continuing operations before income taxes	(134,323)	242,522	186,082	222,795	140,703
Provision for income tax expense (benefit)	(14,939)	68,145	56,478	71,265	47,110
Net income (loss)	(119,384)	174,377	129,604	151,530	93,593
Less: Income (loss) attributable to noncontrolling interest	(31)	12	65	74	251
Net income (loss) attributable to common stockholders	(119,353)	174,365	129,539	151,456	93,342

Weighted average shares outstanding
Basic	89,908	92,628	90,697	80,111	63,270
Diluted	89,908	95,308	94,604	86,937	67,488
Earnings (losses) per share
Basic	$(1.33)	$1.88	$1.43	$1.89	$1.48
Diluted	$(1.33)	$1.83	$1.37	$1.74	$1.38

	As of December 31,
(in thousands)	2015	2014	2013	2012	2011
Balance Sheet Data:
Cash and cash equivalents	$109,249	$76,579	$39,582	$41,063	$20,548
Net property, plant and equipment	186,667	189,974	180,292	152,983	124,840
Total assets	1,886,042	2,214,102	2,160,247	1,892,980	1,607,315
Long-term debt	396,016	420,484	503,455	400,201	660,379
Total stockholders’ equity	1,257,020	1,395,356	1,330,355	1,161,472	654,493

	Year ended December 31,
(in thousands)	2015	2014	2013	2012	2011
Other financial data:
Net cash provided by operating activities	$155,913	$269,966	$211,393	$137,941	$39,275
Capital expenditures for property and equipment	(32,291)	(53,792)	(60,263)	(49,685)	(41,163)
Proceeds from sale of property and equipment	1,821	2,718	964	5,051	906
Acquisition of businesses, net of cash acquired	(60,836)	(38,289)	(181,718)	(139,889)	(509,857)
Net cash used in investing activities	(91,306)	(70,691)	(289,030)	(184,523)	(550,114)
Net cash provided by / (used in) financing activities	(26,937)	(162,018)	77,054	65,782	510,148

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
We operate two business segments:

•
Drilling & Subsea segment. We design and manufacture products and provide related services to the subsea, drilling, well construction, completion and intervention markets. Through this segment, we offer subsea technologies, including robotic vehicles and other capital equipment, specialty components and tooling, a broad suite of complementary subsea technical services and rental items, and products used in pipeline infrastructure; drilling technologies, including capital equipment and a broad line of products consumed in the drilling and well intervention process; and downhole technologies, including cementing and casing tools, completion products, and a range of downhole protection solutions.

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

Market Conditions
The level of demand for our products and services is directly related to activity levels and the capital and operating budgets of our customers, which in turn are influenced heavily by energy prices and the expectation as to future trends in those prices. Energy prices have historically been cyclical in nature, as exemplified by the significant decrease in oil prices beginning in the middle of 2014 and are affected by a wide range of factors. Prices for oil and natural gas are currently at extremely low levels, supply continues to exceed demand and there is a very high level of oil in storage. Many oil companies are in significant financial distress, and energy service companies are, in some cases, working at break even profit levels or less. Although the extent and duration of the decline in energy prices are difficult to predict, the current market conditions could have a material, adverse impact on our earnings continuing through 2016.

The table below shows average crude oil and natural gas prices for West Texas Intermediate crude oil (WTI), United Kingdom Brent crude oil (Brent), and Henry Hub natural gas:

	2015	2014	2013
Average global oil, $/bbl
West Texas Intermediate	$48.66	$93.21	$97.98
United Kingdom Brent	$52.32	$98.97	$108.64

Average North American Natural Gas, $/Mcf
Henry Hub	$2.62	$4.37	$3.73
Average WTI and Brent oil prices were 48% and 47% lower, respectively, in 2015 than 2014. The WTI oil price was $37.13 and $53.45 per barrel on December 31, 2015 and 2014, respectively. Average natural gas prices were 40% lower in 2015 than 2014. Crude oil prices began a significant decline in the second half of 2014 and have declined 68% from peak prices in June 2014 to the end of December 2015 primarily as a result of increasing supply and insufficient demand growth. The precipitous decline in oil and natural gas prices since the middle of 2014 has resulted in a significant decrease in exploration and production activity and spending by our customers. This has had a significant, adverse impact on our results of operations which we expect to continue until oil and natural gas prices rise substantially.
The table below shows the average number of active drilling rigs, based on the weekly Baker Hughes Incorporated rig count, operating by geographic area and drilling for different purposes.

	2015	2014	2013
Active Rigs by Location
United States	978	1,862	1,761
Canada	192	379	353
International	1,167	1,337	1,296
Global Active Rigs	2,337	3,578	3,410

Land vs. Offshore Rigs
Land	2,016	3,193	3,033
Offshore	321	385	377
Global Active Rigs	2,337	3,578	3,410

U.S. Commodity Target, Land
Oil/Gas	750	1,526	1,373
Gas	227	333	383
Unclassified	1	3	5
Total U.S. Land Rigs	978	1,862	1,761

U.S. Well Path, Land
Horizontal	744	1,273	1,102
Vertical	139	377	435
Directional	95	212	224
Total U.S. Active Land Rigs	978	1,862	1,761
As a result of lower oil and natural gas prices, the average U.S. rig count decreased 48% from 2014, while the international rig count and the Canadian rig count decreased 13% and 49%, respectively, from 2014. The U.S. rig count declined 62% from its peak of 1,811 rigs in January 2015 to 698 rigs at the end of December 2015 and has continued to decrease since that time. A substantial portion of our revenue is impacted by the level of rig activity and the number of wells completed. This significant decrease in the rig count had a negative impact on our results of operations in 2015 and is expected to have a continuing adverse effect on our results through 2016.
The current low energy price environment has caused a steep reduction in activity and spending by our customers. Many exploration and production companies, especially those with operations in North America or offshore, have curtailed operations, reduced the number of wells being drilled, or chosen to defer the completion of wells that have been drilled. This has also resulted in a substantial reduction in activity and revenue for energy service companies, resulting in both exploration and production companies and energy service companies significantly reducing their purchases of both capital and consumable equipment from Forum and other equipment manufacturers. This widespread reduction in spending had a negative impact on our results and new orders in 2015 and is expected to have a continuing adverse effect through 2016.
The table below shows the amount of total inbound orders by segment for the years ended December 31, 2015, 2014 and 2013:

(in millions of dollars)	2015	2014	2013
Orders:
Drilling & Subsea	$461.5	$1,191.6	$968.7
Production & Infrastructure	408.5	654.6	513.6
Total Orders	$870.0	$1,846.2	$1,482.3
Acquisitions
On February 2, 2015, we completed the acquisition of J-Mac Tool, Inc. (“J-Mac”) for aggregate consideration of approximately $61.9 million. J-Mac, located in Fort Worth, Texas, manufactures hydraulic fracturing pumps, power ends, fluid ends and other pump accessories. The acquired business also provides repair and refurbishment services at its main location in Fort Worth and at other service center locations. J-Mac is included in the Production & Infrastructure segment.
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
For additional information regarding our 2015, 2014, and 2013 acquisitions, please read Note 3 of the Notes to the Consolidated Financial Statements in Part II, Item 8 "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K.
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

•
Since our initial public offering in 2012, we have grown our business both organically and through strategic acquisitions. We have expanded and diversified our product portfolio and business lines with the acquisition of one business in 2015, one business in 2014, and two businesses and our joint venture investment in 2013. The historical financial data for periods prior to the acquisitions does not include the results of any of the acquired companies for the periods presented and, as such, does not provide an accurate indication of our future results.

•
As we integrate acquired companies and further implement internal controls, processes and infrastructure to operate in compliance with the regulatory requirements applicable to companies with publicly traded shares, it is likely that we will incur incremental selling, general and administrative expenses relative to historical periods.

Our future results will depend on our ability to efficiently manage our combined operations and execute our business strategy.

Results of operations
Year ended December 31, 2015 compared with year ended December 31, 2014

	Year ended December 31,		Favorable / (Unfavorable)
	2015	2014	$	%
(in thousands of dollars, except per share information)
Revenue:
Drilling & Subsea	$627,935	$1,126,575	$(498,640)	(44.3)%
Production & Infrastructure	446,703	614,442	(167,739)	(27.3)%
Eliminations	(986)	(1,300)	314	*
Total revenue	$1,073,652	$1,739,717	$(666,065)	(38.3)%
Cost of sales:
Drilling & Subsea	$459,160	$732,408	$273,248	37.3%
Production & Infrastructure	352,801	449,157	96,356	21.5%
Eliminations	(986)	(1,300)	(314)	*
Total cost of sales	$810,975	$1,180,265	$369,290	31.3%
Gross profit:
Drilling & Subsea	$168,775	$394,167	$(225,392)	(57.2)%
Production & Infrastructure	93,902	165,285	(71,383)	(43.2)%
Total gross profit	$262,677	$559,452	$(296,775)	(53.0)%
Selling, general and administrative expenses:
Drilling & Subsea	$159,623	$192,897	$33,274	17.2%
Production & Infrastructure	77,206	77,909	703	0.9%
Corporate	28,077	42,015	13,938	33.2%
Total selling, general and administrative expenses	$264,906	$312,821	$47,915	15.3%
Operating income (loss):
Drilling & Subsea	$9,152	$201,269	$(192,117)	(95.5)%
Operating income margin %	1.5%	17.9%
Production & Infrastructure	31,520	112,541	(81,021)	(72.0)%
Operating income margin %	7.1%	18.3%
Corporate	(28,077)	(42,015)	13,938	33.2%
Total segment operating income	$12,595	$271,795	$(259,200)	(95.4)%
Operating income margin %	1.2%	15.6%
Goodwill and Intangible asset impairment	125,092	—	(125,092)	*
Transaction expenses	480	2,326	1,846	*
Loss on sale of assets	746	1,431	685	*
Income (loss) from operations	(113,723)	268,038	(381,761)	(142.4)%
Interest expense, net	29,945	29,847	(98)	(0.3)%
Other (income) expense, net	(9,345)	(4,331)	5,014	*
Other (income) expense, net	20,600	25,516	4,916	19.3%
Income (loss) before income taxes	(134,323)	242,522	(376,845)	(155.4)%
Income tax expense (benefit)	(14,939)	68,145	83,084	121.9%
Net income (loss)	(119,384)	174,377	(293,761)	(168.5)%
Less: Income (loss) attributable to non-controlling interest	(31)	12	(43)	*
Income (loss) attributable to common stockholders	$(119,353)	$174,365	$(293,718)	(168.5)%

Weighted average shares outstanding
Basic	89,908	92,628
Diluted	89,908	95,308
Earnings (losses) per share
Basic	$(1.33)	$1.88
Diluted	$(1.33)	$1.83
* not meaningful

Revenue
Our revenue for the year ended December 31, 2015 decreased $666.1 million, or 38.3%, to $1,073.7 million compared to the year ended December 31, 2014. For the year ended December 31, 2015, our Drilling & Subsea segment and our Production & Infrastructure segment comprised 58.4% and 41.6% of our total revenue, respectively, compared to 64.7% and 35.3%, respectively, for the year ended December 31, 2014. The revenue changes by operating segment consisted of the following:
Drilling & Subsea segment — Revenue decreased $498.6 million, or 44.3%, to $627.9 million during the year ended December 31, 2015 compared to the year ended December 31, 2014. The decrease is primarily attributable to decreased oil and natural gas drilling and well completions activity in North America and, to a lesser extent lower international activity. The U.S. average rig count decreased 48% compared to the prior year period, and the number of rigs working in the U.S. was down 62% from the beginning to the end of the year, resulting in decreased sales of our drilling equipment, and our completions and production products. We also recognized lower revenue compared to the prior year period on our subsea products such as workclass ROVs as investment in deepwater oil and natural gas projects has declined.
Production & Infrastructure segment - Revenue decreased $167.7 million, or 27.3%, to $446.7 million during the year ended December 31, 2015 compared to the year ended December 31, 2014. The decrease in revenue was due to lower sales of our surface production equipment to exploration and production operators, and to lower sales of our consumable flow equipment products to pressure pumping service providers, offset by the addition of J-Mac sales from the first quarter 2015 acquisition. Our customers, exploration and production operators and pumping service providers, completed fewer wells in the current year resulting in lower spending with their suppliers, including us. Unlike our other product lines, Valve Solutions derives a significant portion of its revenue from the midstream, downstream and processing sectors, which have not suffered the same decline in activity experienced as the upstream sector. Revenue for the product line decreased, primarily due to reduced sales in the upstream sector including the slower Canadian market activity, and fewer large project orders in the downstream sector. However, the decrease was less than that experienced by our other product lines.
Segment operating income and segment operating margin percentage
Segment operating income for the year ended December 31, 2015 decreased $259.2 million, or 95.4%, to $12.6 million compared to the year ended December 31, 2014. The 2015 results include total charges of $63.7 million related to several facility consolidations and closures, inventory write-downs across all product lines attributable to expected continuing lower activity levels, and severance paid to employees under our policy for reductions in force. In 2014, similar charges totaled $3.8 million. The segment operating margin percentage is calculated by dividing segment operating income by revenue. For the year ended December 31, 2015, the adjusted segment operating margin percentage, excluding charges, of 7.1% represents a decrease of 870 basis points from the 15.8% adjusted operating margin percentage for the year ended December 31, 2014. We believe that adjusted operating margins excluding the costs described above are useful for assessing operating performance, especially when comparing periods. The change in adjusted operating margin percentage for each segment, excluding charges, is explained as follows:
Drilling & Subsea segment — The operating margin percentage decreased to 1.5% for the year ended December 31, 2015 from 17.9% for the year ended December 31, 2014. The charges described above that were excluded from this segment’s adjusted operating margin for 2015 and 2014, respectively, were approximately $43.9 million and $1.6 million. Excluding these charges, the adjusted operating margin percentage decreased to 8.5%, for the year ended December 31, 2015, from 18.0% for the year ended December 31, 2014. The primary reasons for the decrease in adjusted operating margin percentage are lower activity levels, causing a loss of manufacturing scale efficiencies, and more intense competition for fewer sales opportunities which reduces prices charged to the customer.
Production & Infrastructure segment — The operating margin percentage decreased to 7.1% for the year ended December 31, 2015 from 18.3% for the year ended December 31, 2014. The charges described above that were excluded from this segment’s adjusted operating margin for 2015 and 2014, respectively, were approximately $18.5 million and $0.4 million. Excluding these charges, adjusted operating margin percentage decreased 720 basis points to 11.2% for the year ended December 31, 2015, from 18.4% for the year ended December 31, 2014. The decrease in adjusted operating margin percentage was attributable to higher competition for fewer sales on lower activity levels, and reduced operating leverage on lower volumes. Also impacting margins was lower earnings from our investment in Global Tubing, LLC.

Corporate — Selling, general and administrative expenses for Corporate decreased $13.9 million, or 33.2%, for the year ended December 31, 2015 compared to the year ended December 31, 2014 due to lower personnel costs, including reduced bonus accruals, and lower professional fees. Corporate costs include, among other items, payroll related costs for general management and management of finance and administration, legal, human resources and information technology; professional fees for legal, accounting and related services; and marketing costs.
Other items not included in segment operating income
Several items are not included in segment operating income, but are included in total operating income. These items include: transaction expenses, gains/losses from the sale of assets, and impairment losses of intangible assets and goodwill. Transaction expenses relate to legal and other advisory costs incurred in acquiring businesses, including fees to accomplish an internal legal entity restructuring, and are not considered to be part of segment operating income. These costs were $0.5 million and $2.3 million for the years ended December 31, 2015 and 2014, respectively. In the year ended December 31, 2015, we recognized a net loss of $0.7 million on sales of assets, primarily related to plant consolidations.
The 2015 impairment losses for intangible assets and goodwill were $1.9 million and $123.2 million, respectively. The intangible assets that were written off related to certain trade names that were no longer in use. Due to the further deterioration of market conditions for our products, the goodwill impairment test showed that goodwill in our subsea product line was impaired, and based on a valuation of the applicable assets we recorded a charge in the fourth quarter 2015. No impairment losses were recorded on goodwill or indefinite-lived intangible assets for the year ended December 31, 2014.
Other income and expense
Other income and expense includes interest expense, and foreign exchange gains and losses. We incurred $29.9 million of interest expense during the year ended December 31, 2015, a decrease of $0.1 million from the year ended December 31, 2014. The change in foreign exchange gains or losses is primarily the result of movements in the British pound and the Euro relative to the U.S. dollar.
Taxes
Tax expense includes current income taxes expected to be due based on taxable income to be reported during the periods in the various jurisdictions in which we conduct business, and deferred income taxes based on changes in the tax effect of temporary differences between the bases of assets and liabilities for financial reporting and tax purposes at the beginning and end of the respective periods. The effective tax rate, calculated by dividing total tax expense by income before income taxes, was a benefit of 11.1% and a provision of 28.1% for the years ended December 31, 2015 and 2014, respectively. The effective tax rate for the year ended December 31, 2015 is significantly different than the comparable period in 2014 primarily due to a higher proportion of our earnings being generated outside the United States in jurisdictions subject to lower tax rates and because the majority of the goodwill impairment loss was not tax deductible. The effective tax rate can vary from period to period depending on our relative mix of U.S. and non-U.S. earnings. Excluding the goodwill and intangible asset impairment and the charges discussed above in the segment operating margin discussion, our effective tax rate would have been approximately 22% for the year ended December 31, 2015.

Year ended December 31, 2014 compared to year ended December 31, 2013

	Year ended December 31,		Favorable / (Unfavorable)
	2014	2013	$	%
(in thousands of dollars, except per share information)
Revenue:
Drilling & Subsea	$1,126,575	$940,807	$185,768	19.7%
Production & Infrastructure	614,442	585,495	28,947	4.9%
Eliminations	(1,300)	(1,491)	$191	*
Total revenue	$1,739,717	$1,524,811	$214,906	14.1%
Cost of sales:
Drilling & Subsea	$732,408	616,543	$(115,865)	(18.8)%
Production & Infrastructure	449,157	434,534	(14,623)	(3.4)%
Eliminations	(1,300)	(1,491)	$(191)	*
Total cost of sales	$1,180,265	$1,049,586	$(130,679)	(12.5)%
Gross profit:
Drilling & Subsea	$394,167	324,264	$69,903	21.6%
Production & Infrastructure	165,285	150,961	14,324	9.5%
Total gross profit	$559,452	$475,225	$84,227	17.7%
Selling, general and administrative expenses:
Drilling & Subsea	$192,897	168,436	$(24,461)	(14.5)%
Production & Infrastructure	77,909	71,802	(6,107)	(8.5)%
Corporate	42,015	29,431	(12,584)	(42.8)%
Total selling, general and administrative expenses	$312,821	$269,669	$(43,152)	(16.0)%
Operating income:
Drilling & Subsea	$201,269	155,828	$45,441	29.2%
Operating income margin %	17.9%	16.6%
Production & Infrastructure	112,541	86,471	26,070	30.1%
Operating income margin %	18.3%	14.8%
Corporate	(42,015)	(29,431)	(12,584)	(42.8)%
Total segment operating income	$271,795	$212,868	$58,927	27.7%
Operating income margin %	15.6%	14.0%
Transaction expenses	2,326	2,700	374	(13.9)%
(Gain)/loss on sale of assets	1,431	614	(817)	*
Income from operations	268,038	209,554	58,484	27.9%
Interest expense, net	29,847	18,370	(11,477)	(62.5)%
Other, net	(4,331)	2,953	7,284	*
Deferred loan costs written off	—	2,149	2,149	100.0%
Other (income) expense, net	25,516	23,472	(2,044)	(8.7)%
Income before income taxes	242,522	186,082	56,440	30.3%
Income tax expense	68,145	56,478	(11,667)	(20.7)%
Net income	174,377	129,604	44,773	34.5%
Less: Income attributable to non-controlling interest	12	65	(53)	*
Income attributable to common stockholders	$174,365	$129,539	$44,826	34.6%

Weighted average shares outstanding
Basic	92,628	90,697
Diluted	95,308	94,604
Earnings per share
Basic	$1.88	$1.43
Diluted	$1.83	$1.37
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
Production & Infrastructure segment — Revenue increased $28.9 million, or 4.9%, to $614.4 million during the year ended December 31, 2014 compared to the year ended December 31, 2013. The increase in revenue was primarily due to a strong recovery in the market for our flow equipment products as sales of well stimulation products increased 45% over the prior year. This revenue increase was partially offset by lower shipments of surface production equipment products during the year as we experienced more intense competition for projects.
Segment operating income and segment operating margin percentage
Segment operating income for the year ended December 31, 2014 increased $58.9 million, or 27.7%, to $271.8 million compared to the year ended December 31, 2013. The segment operating margin percentage is calculated by dividing segment operating income by revenue. For the year ended December 31, 2014, the segment operating margin percentage of 15.6% represents an increase of 160 basis points over the 14.0% operating margin percentage for the year ended December 31, 2013. The change in operating margin percentage for each segment is explained as follows:
Drilling & Subsea segment — The operating margin percentage improved 130 basis points to 17.9% for the year ended December 31, 2014 from16.6% for the year ended December 31, 2013. Severance and facility closure costs of $6.1 million were incurred in the third quarter 2013 to bring our cost structure in line with activity levels at that time and additional severance costs of $1.5 million were incurred in the fourth quarter 2014. Excluding these costs, the operating margin increased from 17.3% in 2013 to 18.0% in 2014. We believe these operating margins, that have excluded the costs described above, are useful to investors to assess operating performance especially when comparing periods. This increase of 70 basis points in the normalized operating margin is primarily attributable to greater volumes of higher margin drilling products, and overall lower selling, general and administrative costs as a percentage of revenue.
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
Liquidity and capital resources
Sources and uses of liquidity
Our internal sources of liquidity are cash on hand and cash flows from operations, while our primary external sources have included Credit Facility and Amended Facility described below, trade credit, and the issuance of our senior notes described below. Our primary uses of capital have been for acquisitions, ongoing maintenance and growth capital expenditures, inventories and sales on credit to our customers. We continually monitor potential capital sources, including equity and debt financing, to meet our investment and target liquidity requirements. Our future success and growth will be highly dependent on our ability to continue to access outside sources of capital.
At December 31, 2015, we had cash and cash equivalents of $109.2 million and total debt of $396.3 million. We believe that cash on hand and cash generated from operations will be sufficient to fund operations, working capital needs, capital expenditure requirements and financing obligations for the foreseeable future.
Our total 2016 capital expenditure budget is approximately $20.0 million, which consists of, among other items, investments in maintaining and expanding certain manufacturing facilities, replacing end of life machinery and equipment, maintaining our rental fleet of subsea equipment, and continuing implementation of our enterprise resource planning and attendant systems. This budget does not include expenditures for potential business acquisitions.
The amount of capital expenditures incurred in 2015 was $32.3 million. These expenditures were paid for from internally generated funds. We believe cash flows from operations should be sufficient to fund our capital requirements for 2016.
Although we do not budget for acquisitions, pursuing growth through acquisitions is a significant part of our business strategy. We expanded and diversified our product portfolio with the acquisition of one business in the first quarter 2015 for total consideration (net of cash acquired) of $61.9 million, one business in the second quarter 2014 for total consideration (net of cash acquired) of $38.3 million, and two businesses and our joint venture investment in 2013 for total consideration (net of cash acquired) of approximately $230.0 million. We used cash on hand and borrowings under the Credit Facility to finance these acquisitions. We continue to actively review acquisition opportunities on an ongoing basis. Our ability to make significant additional acquisitions for cash may require us to obtain additional equity or debt financing, which we may not be able to obtain on terms acceptable to us or at all.
In October 2014, our Board of Directors approved a share repurchase program for the repurchase of outstanding shares of our common stock with an aggregate purchase price of up to $150 million. We have purchased approximately 4.5 million shares of stock under this program for aggregate consideration of approximately $100.2 million. Remaining authorization under this program is $49.8 million. However, our Amended Facility prohibits us from repurchasing shares.

Our cash flows for the years ended December 31, 2015, 2014 and 2013 are presented below (in millions):

	Year ended December 31,
	2015	2014	2013
Net cash provided by operating activities	$155.9	$270.0	$211.4
Net cash used in investing activities	(91.3)	(70.7)	(289.0)
Net cash provided by (used in) financing activities	(26.9)	(162.0)	77.1
Net increase (decrease) in cash and cash equivalents	32.7	37.0	(1.5)
Free cash flow, before acquisitions	$125.4	$218.9	$152.1
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

	Year ended December 31,
	2015	2014	2013
Cash flow from operating activities	$155.9	$270.0	$211.4
Capital expenditures for property and equipment	(32.3)	(53.8)	(60.3)
Proceeds from sale of property and equipment	1.8	2.7	1.0
Free cash flow, before acquisitions	$125.4	$218.9	$152.1
Cash flows provided by operating activities
Net cash provided by operating activities was $155.9 million and $270.0 million for the years ended December 31, 2015 and 2014, respectively. Cash provided by operations decreased primarily as a result of lower earnings, offset by the positive cash flow resulting from changes in working capital, such as accounts receivable, compared to the year ended December 31, 2014.
Net cash provided by operating activities was $270.0 million and $211.4 million for the years ended December 31, 2014 and 2013, respectively. Cash provided by operations increased as a result of higher earnings offset slightly by higher incremental investments in working capital as a result of higher activity levels as compared to the year ended December 31, 2013.
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
Cash flows used in investing activities
Net cash used in investing activities was $91.3 million and $70.7 million for the years ended December 31, 2015 and 2014, respectively, a $20.6 million increase. The increase was primarily due to consideration of $60.8 million paid for an acquisition during the year ended December 31, 2015 compared to consideration of $38.3 million paid for an acquisition during the year ended December 31, 2014. A lower investment in property and equipment of $32.3 million was made during the year ended December 31, 2015 compared to an investment of $53.8 million during the year ended December 31, 2014. The proceeds from the sale of business and properties was $1.8 million during the year ended December 31, 2015, compared to $12.2 million during the year ended December 31, 2014. In addition, there was no return of investment in our unconsolidated subsidiary during the year ended December 31, 2015, compared to $9.2 million during the year ended December 31, 2014.

Net cash used in investing activities was $70.7 million and $289.0 million for the years ended December 31, 2014 and December 31, 2013, respectively, a $218.3 million decrease. The decrease was primarily due to consideration of $38.3 million paid for an acquisition during the year ended December 31, 2014 compared to consideration of $229.7 million paid for two acquisitions and an investment in a joint venture that closed during the year ended December 31, 2013. Additionally, a lower investment in property and equipment of $53.8 million was made during the year ended December 31, 2014 compared an investment of $60.3 million during the year ended December 31, 2013.
Other than capital required for acquisitions, we expect to fund all maintenance and other growth capital expenditures from our current cash on hand, and from internally generated funds.
Cash flows provided by (used in) financing activities
Net cash used in financing activities was $26.9 million for the year ended December 31, 2015 and was primarily due to the net pay down of debt of 25.8 million.
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
The terms of the Senior Notes are governed by the indenture, dated October 2, 2013 (the “Indenture”), by and among us, the guarantors named therein and Wells Fargo Bank, National Association, as trustee (the “Trustee”). The Senior Notes are senior unsecured obligations, are guaranteed on a senior unsecured basis by our subsidiaries that guarantee the Amended Facility and rank junior to, among other indebtedness, the Amended Facility to the extent of the value of the collateral securing the Amended Facility. The Senior Notes contain customary covenants including some limitations and restrictions on our ability to pay dividends on, purchase or redeem our common stock or purchase or redeem our subordinated debt; make certain investments; incur or guarantee additional indebtedness or issue certain types of equity securities; create certain liens, sell assets, including equity interests in our restricted subsidiaries; redeem or prepay subordinated debt; restrict dividends or other payments of our restricted subsidiaries; consolidate, merge or transfer all or substantially all of our assets; engage in transactions with affiliates; and create unrestricted subsidiaries. Many of these restrictions will terminate if the Senior Notes become rated investment grade. The Indenture also contains customary events of default, including nonpayment, breach of covenants in the Indenture, payment defaults or acceleration of other indebtedness, failure to pay certain judgments and certain events of bankruptcy and insolvency. We are required to offer to repurchase the Senior Notes in connection with specified change in control events or with excess proceeds of asset sales not applied for permitted purposes.
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

Credit Facility
As of December 31, 2015, we had a Credit Facility with Wells Fargo Bank, National Association, as administrative agent, and several financial institutions as lenders, which provided for a $600.0 million revolving credit facility, including up to $75.0 million available for letters of credit and up to $25.0 million in swingline loans. We had no borrowings outstanding under our Credit Facility, $12.7 million of outstanding letters of credit, and the capacity to borrow an additional $323.7 million under the Credit Facility. Our Credit Facility matures in November 2018. Weighted average interest rates under the Credit Facility for the twelve months ended December 31, 2015 and 2014 were approximately 2.00%.
On February 25, 2016, we amended our senior secured Credit Facility to reduce commitment fees and provide borrowing capacity for general corporate purposes. Our Amended Facility provides for a $200.0 million revolving credit line, including up to $25.0 million available for letters of credit and up to $10.0 million in swingline loans. Availability under the Amended Facility is subject to a borrowing base calculated by reference to eligible accounts receivable in the United States, United Kingdom and Canada, eligible inventory in the United States, and cash on hand.
We were in compliance with all financial covenants under the Credit Facility at December 31, 2015 and through the effective date of the Amended Facility. We anticipate that we will continue to be in compliance with the Amended Facility throughout 2016.
Subject to the terms of the Amended Facility, we have the ability to increase the credit facility by an additional $150.0 million.
All of the obligations under the Amended Facility are secured by first priority liens (subject to permitted liens) on substantially all of the assets of the Company and its wholly-owned domestic restricted subsidiaries, with exceptions for real property and certain other assets. Additionally, all of the obligations under the Amended Facility are guaranteed by the wholly-owned domestic restricted subsidiaries of the Company.
The Amended Facility contains various covenants that, among other things, limit our ability to incur additional indebtedness, grant certain liens, make certain loans and investments, make distributions, enter into mergers or acquisitions unless certain conditions are satisfied, enter into hedging transactions, change our lines of business, prepay certain indebtedness, enter into certain affiliate transactions or engage in certain asset dispositions. Additionally, the Amended Facility limits our ability to incur additional indebtedness with certain exceptions, including the ability to incur up to $150.0 million of additional unsecured debt, $10.0 million of capital leases, $30.0 million of foreign overdraft lines, $10.0 million of letters of credit outside the facility, and $50.0 million of other debt.
The Amended Facility also contains financial covenants, which, among other things, require us, on a consolidated basis, to maintain specified financial ratios or conditions summarized as follows:

•
Senior secured debt to adjusted EBITDA of not more than 4.50 to 1.0 for the period from February 25, 2016 through December 31, 2016, not more than 4.0 to 1.0 for the period from January 1, 2017 through December 31, 2017 and not more than 3.50 to 1.0 for the period from January 1, 2018 through the termination of the facility; and

•
A fixed charge coverage ratio of not more than 1.25 to 1.0. This ratio is measured as EBITDA minus maintenance capital expenditures minus taxes paid in cash divided by scheduled principal and interest payments. The fixed charge coverage ratio is tested only if availability under the Amended Facility falls below certain levels.

Under the Amended Facility, EBITDA is defined to generally exclude the effect of non-cash items, and to give pro forma effect to acquisitions and non-ordinary course asset sales (with adjustments to EBITDA of the acquired businesses or related to the sold assets to be made in accordance with the guidelines for pro forma presentations set forth by the SEC or in a manner otherwise reasonably acceptable to the Administrative Agent under the Amended Facility). The EBITDA of Global Tubing is excluded until such time as it is distributed cash to the Company.
We have the ability to elect the interest rate applicable to borrowings under the Amended Facility. Interest under the Amended Facility may be determined by reference to (1) the London interbank offered rate, or LIBOR, plus an applicable margin which ranges from 3.0% to 4.0% per annum or (2) the Adjusted Base Rate plus an applicable margin which ranges from 0.00% to 1.50% per annum, in each case with the applicable margin depending upon availability under the Amended Facility. The Adjusted Base Rate is equal to the highest of (1) the Federal Funds Rate, as published by the Federal Reserve Bank of New York, plus one half of 1.0%, (2) the prime rate of Wells Fargo Bank, National Association, as established from time to time at its principal U.S. office and (3) daily LIBOR for an interest period of one-month plus 1.0%.
Interest is payable quarterly for base rate loans and at the end of each interest period for LIBOR loans, except that if the interest period for a LIBOR loan is longer than three months, interest is paid at the end of each three-month period.
The Amended Facility also provides for a commitment fee in the amount of 0.375% per annum on the unused portion of commitments.
If an event of default exists under the Amended Facility, lenders holding greater than 50% of the aggregate outstanding loans and letter of credit obligations and unfunded commitments have the right to accelerate the maturity of the obligations outstanding under the Amended Facility and exercise other rights and remedies. Obligations outstanding under the Amended Facility, however, will be automatically accelerated upon an event of default arising from a bankruptcy or insolvency event. Each of the following constitutes an event of default under the Amended Facility:

•	Failure to pay any principal when due or any interest, fees or other amount within certain grace periods;

•	Representations and warranties in the Amended Facility or other loan documents being incorrect or misleading in any material respect;

•	Failure to perform or otherwise comply with the covenants in the Amended Facility or other loan documents, subject, in certain instances, to grace periods;

•	Impairment of security under the loan documents affecting collateral having a fair market value in excess of $25 million;

•	The actual or asserted invalidity of any material provisions of the guarantees of the indebtedness under the Amended Facility;

•
Default by us or our restricted subsidiaries in the payment of any other indebtedness with a principal amount in excess of $25 million, any default in the performance of any obligation or condition with respect to such indebtedness beyond the applicable grace period if the effect of the default is to permit or cause the acceleration of the indebtedness, or such indebtedness will be declared due and payable prior to its scheduled maturity;

•	Bankruptcy or insolvency events involving us or our restricted subsidiaries;

•	The entry, and failure to pay, of one or more adverse judgments in excess of $25 million, upon which enforcement proceedings are commenced or that are not stayed pending appeal; and

•	The occurrence of a change in control (as defined in the Amended Facility).
Off-balance sheet arrangements
As of December 31, 2015, we had no off-balance sheet instruments or financial arrangements, other than operating leases and letters of credit entered into in the ordinary course of business.

Contractual obligations
Our debt, lease and financial obligations as of December 31, 2015 will mature and become due and payable according to the following table (in thousands):

	2016	2017	2018	2019	2020	After 2020	Total
Senior notes due October 2021 (1)	$25,000	$25,000	$25,000	$25,000	$25,000	$418,750	$543,750
Senior secured credit facility	—	—	—	—	—	—	—
Other debt	253	46	—	—	—	—	299
Operating leases	18,153	13,379	9,672	8,522	7,485	16,158	73,369
Letters of credit	9,543	928	2,249	—	—	—	12,720
Pension	356	325	331	329	343	5,981	7,665
Total	$53,305	$39,678	$37,252	$33,851	$32,828	$440,889	$637,803
(1) Includes 6 years of interest on $400 million of senior notes at 6.25% that become due in 2021.

Inflation
Global inflation has been relatively low in recent years and did not have a material impact on our results of operations during 2015, 2014 or 2013. Although the impact of inflation has been insignificant in recent years, it is still a factor in the global economy and we tend to experience inflationary pressure on the cost of raw materials and components used in our products.
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
Revenue generated from long-term contracts, typically longer than six months in duration, is recognized on the percentage-of-completion method of accounting. Approximately 8% of our 2015 revenue was accounted for on this basis. There are significant estimates and judgments involved in recognizing revenue over the term of the contract. For that portion of our business accounted for on the percentage-of-completion method, we generally recognize revenue and cost of goods sold each period based upon the advancement of the work-in-progress. The percentage complete is determined based on the ratio of costs incurred to date to total estimated costs for the project. The percentage-of-completion method requires management to calculate reasonably dependable estimates of progress towards completion and total contract costs. Each period these long-term contracts are reevaluated and may result in upward or downward revisions in estimated total costs, which are accounted for in the period of the change to reflect a catch up adjustment for the cumulative impact from inception of the contract to date in the period of the revision. Whenever revisions of estimated contract costs and contract value indicates that the contract costs will exceed estimated revenue, thus creating a loss, a provision for the total estimated loss is recorded in that period.
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
Business combinations, goodwill and other intangible assets
Goodwill acquired in connection with business combinations represents the excess of consideration over the fair value of net assets acquired. Certain assumptions and estimates are employed in evaluating the fair value of assets acquired and liabilities assumed. These estimates may be affected by factors such as changing market conditions, technological advances in the oil and natural gas industry or changes in regulations governing that industry. The most significant assumptions requiring judgment involve identifying and estimating the fair value of intangible assets and the associated useful lives for establishing amortization periods. To finalize purchase accounting for significant acquisitions, we utilize the services of independent valuation specialists to assist in the determination of the fair value of acquired intangible assets.
For goodwill and intangible assets with indefinite lives, an assessment for impairment is performed annually or when there is an indication an impairment may have occurred. We typically complete our annual impairment test for goodwill and other indefinite-lived intangibles using an assessment date of October 1. Goodwill is reviewed for impairment by comparing the carrying value of each of our six reporting unit’s net assets, including allocated goodwill, to the estimated fair value of the reporting unit. We determine the fair value of our reporting units using a discounted cash flow approach. We selected this valuation approach because we believe it, combined with our best judgment regarding underlying assumptions and estimates, provides the best estimate of fair value for each of our reporting units. Determining the fair value of a reporting unit requires the use of estimates and assumptions. Such estimates and assumptions include revenue growth rates, future operating margins, the weighted average cost of capital, a terminal growth value, and future market conditions, among others. We believe that the estimates and assumptions used in our impairment assessments are reasonable. If the reporting unit’s carrying value is greater than its calculated fair value, a second step is performed whereby the implied fair value of goodwill is estimated by allocating the fair value of the reporting unit in a hypothetical purchase price allocation analysis. We recognize a goodwill impairment charge for the amount by which the carrying value of goodwill exceeds its reassessed fair value.
At October 1, 2015, we performed our annual impairment test on each of our reporting units and concluded that there had been no impairment because the estimated fair values of each of those reporting units exceeded its carrying value. However, several factors occurred late in the fourth quarter of 2015 that indicated an occurrence of further declines in market activity.  These factors include: 1) the Organization of Petroleum Exporting Countries confirmed that its members would not reduce production even in the face of low commodity prices and excess global oil supply; 2) oil prices declined further; 3) a consensus expectation developed that oil prices would stay lower for longer than previously expected; 4) exploration and production companies significantly decreased their budgets as the demand for oil and gas was lower and production was significantly less economical for them; and 5) macroeconomic concerns developed regarding a slowdown in the global economy. Due to this further deterioration of market conditions for our products, we re-performed the goodwill impairment test on all six reporting units, and recorded $123.2 million of impairment losses for our Subsea reporting unit for the year ended December 31, 2015. If these market conditions continue to exist, we may h ave additional impairment charges in our reporting units in the future. No impairment losses were recorded on goodwill for the years ended December 31, 2014 and 2013.
Intangible assets with definite lives are tested for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. In the fourth quarter of 2015, an impairment loss of $1.9 million related to certain trade names that were no longer in use was recorded. No impairments to intangible assets were recorded in 2014 and 2013.
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
Property and equipment
Property and equipment is stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method based on the estimated useful lives of assets, generally 3 to 30 years. We have established standard lives for certain classes of assets.
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

Recent accounting pronouncements
In February 2016, the FASB issued Accounting Standards Update ("ASU") No.2016-02, Leases.  Under this new guidance, lessees will be required to recognize assets and liabilities on the balance sheet for the rights and obligations created by all leases with terms of more than twelve months. The standard will take effect for public companies for fiscal years, and interim periods within those fiscal years, beginning after Dec. 15, 2018.  We are currently evaluating the impact of the adoption of this guidance.
In November 2015, the FASB issued ASU No. 2015-17, Simplifying the Presentation of Deferred Income Tax, which requires deferred tax liabilities and assets to be classified as non current in a classified statement of financial position. The amendments in this Update apply to all entities that present a classified statement of financial position. The current requirement that deferred tax liabilities and assets of a tax-paying component of an entity be offset and presented as a single amount is not affected by the amendments in this Update. The new standard will be effective for public companies for the fiscal year beginning after December 15, 2016, including interim periods within those fiscal years. We have early adopted the guidance prospectively as of December 31, 2015, which resulted in the reclassification of our current deferred tax assets and liabilities into non-current in our consolidated balance sheet as of December 31, 2015. No prior periods were retrospectively adjusted. Refer to Note 9 Income taxes for further information related to the early adoption of this guidance.
In September 2015, the FASB issued ASU No. 2015-16, Simplifying the Accounting for Measurement-Period Adjustments. This new standard specifies that an acquirer in a business combination should recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined, eliminating the current requirement to retrospectively account for these adjustments. Additionally, the full effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts should be recognized in the same period as the adjustments to the provisional amounts. The new standard will be effective for us for the fiscal year beginning January 1, 2016 and interim periods thereafter. The guidance is not expected to have a material impact on the consolidated financial statements.
In August 2015, the FASB issued ASU No. 2015-15, Presentation and Subsequent Measurement of Debt Issuance Cost Associated with Line of Credit Arrangements, which confirms that fees related to line of credit arrangements are not addressed in ASU 2015-03, and the SEC staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line of credit arrangement, regardless of whether there are any outstanding borrowings on the line of credit arrangement. The new standard will be effective for us for the fiscal year beginning January 1, 2016 and interim periods thereafter. We have elected to continue to present the debt issuance costs associated with line of credit arrangements as assets.
In July 2015, the FASB issued ASU No. 2015-11, Simplifying the Measurement of Inventory, which requires companies to measure inventory at the lower of cost or net realizable value rather than at the lower of cost or market. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. The new standard will be effective for us for the fiscal year beginning after December 15, 2016, including interim periods within those fiscal years. The guidance is not expected to have a material impact on the consolidated financial statements.
In April 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs, which requires deferred financing costs to be presented in the balance sheet as a direct deduction from the carrying value of the associated debt liability. The new standard will be effective for us for the fiscal year beginning January 1, 2016 and interim periods thereafter. The guidance is not expected to have a material impact on the consolidated financial statements. We have early adopted the guidance retrospectively for the debt issuance costs related to our Senior Notes as of December 31, 2015 and have adjusted financial statements of prior years.
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
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). The comprehensive new standard will supersede existing revenue recognition guidance and require revenue to be recognized when promised goods or services are transferred to customers in amounts that reflect the consideration to which the company expects to be entitled in exchange for those goods or services. Adoption of the new rules could affect the timing of revenue recognition for certain transactions. The guidance permits two implementation approaches, one requiring retrospective application of the new standard with restatement of prior years and one requiring prospective application of the new standard with disclosure of results under old standards. The new standard is to be effective for the fiscal year beginning after December 15, 2017. Companies are able to early adopt the pronouncement, however not before fiscal years beginning after December 15, 2016. We are currently evaluating the impacts of the adoption and the implementation approach to be used.
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
Forward-looking statements may include statements about:
•business strategy;
•cash flows and liquidity;
•the volatility and impact of recent significant declines in oil and natural gas prices;
•the availability of raw materials and specialized equipment;
•our ability to accurately predict customer demand;
•customer order cancellations or deferrals;
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
•benefits of our acquisitions;
•availability of key management personnel;
•availability of skilled and qualified labor;
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

All forward-looking statements speak only as of the date of this Annual Report on Form 10-K. We disclaim any obligation to update or revise these statements unless required by law, and you should not place undue reliance on these forward-

looking statements. Although we believe that our plans, intentions and expectations reflected in or suggested by the forward-looking statements we make in this Annual Report on Form 10-K are reasonable, we can give no assurance that these plans, intentions or expectations will be achieved. We disclose important factors that could cause our actual results to differ materially from our expectations in "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Annual Report on Form 10-K. These cautionary statements qualify all forward-looking statements attributable to us or persons acting on our behalf.

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
Assets and liabilities for which the functional currency is the local currency are translated using the exchange rates in effect at the balance sheet date, resulting in translation adjustments that are reflected as accumulated other comprehensive income in the stockholders’ equity section on our consolidated balance sheet. We recorded $45.1 million in net foreign currency translation loss, net of tax that is included in other comprehensive income for the year ended December 31, 2015 to reflect the net impact of the general weakening of other applicable currencies against the U.S. dollar. This translation loss was caused primarily by the relative weakening of the Euro and the British pound sterling, as the Euro and the British pound sterling depreciated 10% and 5%, respectively, relative to the U.S. dollar from December 31, 2014 to December 31, 2015.
Interest rates
At December 31, 2015, our long-term debt consisted of $402.5 million in 6.25% Senior Notes and no long-term borrowings under our Credit Facility. At December 31, 2015, the fair value of the Senior Notes approximated $334.1 million. We are subject to interest rate risk on our floating interest rate borrowings. Floating rate debt, where the interest rate fluctuates periodically, exposes us to short-term changes in market interest rates. All of the long-term debt outstanding under our Credit Facility is structured on floating interest rate terms.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Forum Energy Technologies, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of comprehensive income (loss), of changes in stockholders’ equity and of cash flows present fairly, in all material respects, the financial position of Forum Energy Technologies, Inc. and its subsidiaries at December 31, 2015 and December 31, 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 2 to the consolidated financial statements, the Company changed its annual goodwill impairment testing date from December 31 to October 1. The Company also changed the manner in which it accounts for deferred tax assets and liabilities based upon the early adoption of Accounting Standards Update 2015-17, Balance Sheet Classification of Deferred Taxes in 2015.

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

/s/ PricewaterhouseCoopers LLP

Houston, Texas
February 26, 2016

Forum Energy Technologies, Inc. and subsidiaries
Consolidated statements of comprehensive income (loss)

	Year ended December 31,
(in thousands, except per share information)	2015	2014	2013
Net sales	$1,073,652	$1,739,717	$1,524,811
Cost of sales	810,975	1,180,265	1,049,586
Gross profit	262,677	559,452	475,225
Operating expenses
Selling, general and administrative expenses	264,906	312,821	269,669
Goodwill and Intangible asset impairment	125,092	—	—
Transaction expenses	480	2,326	2,700
Loss on sale of assets	746	1,431	614
Total operating expenses	391,224	316,578	272,983
Earnings from equity investment	14,824	25,164	7,312
Operating income (loss)	(113,723)	268,038	209,554
Other expense (income)
Interest expense	29,945	29,847	18,370
Foreign exchange (gains) losses and other, net	(9,345)	(4,331)	2,953
Deferred loan costs written off	—	—	2,149
Total other expense	20,600	25,516	23,472
Income (loss) before income taxes	(134,323)	242,522	186,082
Provision for income tax expense (benefit)	(14,939)	68,145	56,478
Net income (loss)	(119,384)	174,377	129,604
Less: Income (loss) attributable to noncontrolling interest	(31)	12	65
Net income (loss) attributable to common stockholders	(119,353)	174,365	129,539

Weighted average shares outstanding
Basic	89,908	92,628	90,697
Diluted	89,908	95,308	94,604
Earnings (losses) per share
Basic	$(1.33)	$1.88	$1.43
Diluted	$(1.33)	$1.83	$1.37

Other comprehensive income (loss), net of tax:
Net income (loss)	(119,384)	174,377	129,604
Change in foreign currency translation, net of tax of $0	(45,270)	(43,694)	7,525
Gain (loss) on pension liability	46	(1,110)	223
Comprehensive income (loss)	(164,608)	129,573	137,352
Less: comprehensive loss attributable to noncontrolling interests	168	46	72
Comprehensive income (loss) attributable to common stockholders	$(164,440)	$129,619	$137,424
The accompanying notes are an integral part of these consolidated financial statements.

Forum Energy Technologies, Inc. and subsidiaries
Consolidated balance sheets

(in thousands, except share information)	December 31, 2015	December 31, 2014
Assets
Current assets
Cash and cash equivalents	$109,249	$76,579
Accounts receivable—trade, net	138,597	287,045
Inventories, net	424,121	461,515
Prepaid expenses and other current assets	33,836	32,985
Costs and estimated profits in excess of billings	12,009	14,646
Deferred income taxes, net	—	22,389
Total current assets	717,812	895,159
Property and equipment, net of accumulated depreciation	186,667	189,974
Deferred financing costs, net	4,125	5,581
Intangibles, net	246,650	271,739
Goodwill	669,036	798,481
Investment in unconsolidated subsidiary	57,719	49,675
Deferred income taxes, net	780	—
Other long-term assets	3,253	3,493
Total assets	$1,886,042	$2,214,102
Liabilities and equity
Current liabilities
Current portion of long-term debt	$253	$840
Accounts payable—trade	76,823	127,757
Accrued liabilities	58,563	126,890
Deferred revenue	7,283	10,919
Billings in excess of costs and profits recognized	8,631	15,785
Total current liabilities	151,553	282,191
Long-term debt, net of current portion	396,016	420,484
Deferred income taxes, net	51,100	98,188
Other long-term liabilities	29,956	17,318
Total liabilities	628,625	818,181
Commitments and contingencies
Equity
Common stock, $0.01 par value, 296,000,000 shares authorized, 98,605,902 and 97,865,278 shares issued	986	979
Additional paid-in capital	891,248	864,313
Treasury stock at cost, 8,145,802 and 8,108,983 shares	(133,318)	(132,480)
Retained earnings	580,152	699,505
Accumulated other comprehensive loss	(82,048)	(36,961)
Total stockholders’ equity	1,257,020	1,395,356
Noncontrolling interest in subsidiary	397	565
Total equity	1,257,417	1,395,921
Total liabilities and equity	$1,886,042	$2,214,102
The accompanying notes are an integral part of these consolidated financial statements.

Forum Energy Technologies, Inc. and subsidiaries
Consolidated statements of cash flows

	Year ended December 31,
(in thousands, except share information)	2015	2014	2013
Cash flows from operating activities
Net income (loss)	$(119,384)	$174,377	$129,604
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation expense	38,388	37,414	36,166
Amortization of intangible assets	27,295	27,658	24,413
Impairment of intangible assets and goodwill	125,092	—	—
Inventory reserves	51,917	8,171	10,093
Share-based compensation expense	21,675	18,770	19,038
Earnings from equity investment, net of distributions	(8,044)	1,376	(1,376)
Deferred income taxes	(23,246)	(3,270)	15,622
Deferred loan costs written off	—	—	2,149
Provision for doubtful accounts	4,358	2,492	2,925
Other	3,867	4,109	(1,842)
Changes in operating assets and liabilities
Accounts receivable—trade	145,753	(44,727)	1,188
Inventories	344	(34,051)	23,042
Prepaid expenses and other current assets	3,576	(4,107)	(20,415)
Cost and estimated profit in excess of billings	2,215	8,742	(16,705)
Accounts payable, deferred revenue and other accrued liabilities	(111,264)	62,772	(1,475)
Billings in excess of costs and estimated profits earned	(6,629)	10,240	(11,034)
Net cash provided by operating activities	$155,913	$269,966	$211,393
Cash flows from investing activities
Acquisition of businesses, net of cash acquired	(60,836)	(38,289)	(181,718)
Investment in unconsolidated subsidiary	—	—	(112,241)
Distribution from unconsolidated subsidiary	—	—	64,228
Capital expenditures for property and equipment	(32,291)	(53,792)	(60,263)
Return of investment in unconsolidated subsidiary	—	9,240	—
Proceeds from sale of business, property and equipment	1,821	12,150	964
Net cash used in investing activities	$(91,306)	$(70,691)	$(289,030)
Cash flows from financing activities
Borrowings under Credit Facility	94,984	15,423	404,953
Issuance of Senior Notes	—	—	403,250
Repayment of long-term debt	(120,077)	(98,415)	(715,131)
Payment of contingent consideration accrued at acquisition	—	—	(11,435)
Repurchases of stock	(6,438)	(96,632)	(4,316)
Excess tax benefits from stock based compensation	(8)	7,742	7,202
Proceeds from stock issuance	5,275	11,101	5,458
Payment of capital lease obligation	(673)	(1,231)	(924)
Deferred financing costs	—	(6)	(12,003)
Net cash provided by (used in) financing activities	$(26,937)	$(162,018)	$77,054
Effect of exchange rate changes on cash	(5,000)	(260)	(898)
Net increase (decrease) in cash and cash equivalents	32,670	36,997	(1,481)
Cash and cash equivalents
Beginning of period	76,579	39,582	41,063
End of period	$109,249	$76,579	$39,582
Supplemental cash flow disclosures
Interest paid	27,870	27,628	17,977
Income taxes paid	19,919	55,576	41,356
Noncash investing and financing activities
Payment of contingent consideration via stock	$—	$—	$4,075
Accrued purchases of property and equipment	929	765	1,526
Accrued consideration for acquisition	1,070	—	—
The accompanying notes are an integral part of these consolidated financial statements.

Forum Energy Technologies, Inc. and subsidiaries
Consolidated statements of changes in stockholders’ equity

	Common Stock		Additional paid in capital	Treasury Shares		Warrants	Retained earnings	Accumulated other comprehensive income / (loss)	Total common Stockholders’ equity	Non controlling Interest	Total Equity
	Shares	Amount		Shares	Amount
								(in thousands of dollars, except share information)
Balance at December 31, 2012	91,046,537	$911	$764,599	(3,377,599)	$(25,933)	$26,394	$395,601	$(100)	$1,161,472	$683	$1,162,155
Restricted stock issuance, net of forfeitures	26,017	—	(1)	—	—	—	—	—	(1)	—	(1)
Stock based compensation expense	—	—	19,038	—	—	—	—	—	19,038	—	19,038
Exercised stock options	796,848	8	5,453	—	—	—	—	—	5,461	—	5,461
Exercise of warrants	4,272,775	43	25,664	—	—	(25,707)	—	—	—	—	—
Treasury stock	—	—	—	(207,499)	(4,316)	—	—	—	(4,316)	—	(4,316)
Excess tax benefits	—	—	7,202	—	—	—	—	—	7,202	—	7,202
Equity related to contingent consideration	164,576	2	4,073	—	—	—	—	—	4,075	—	4,075
Change in pension liability	—	—	—	—	—	—	—	223	223	—	223
Currency translation adjustment	—	—	—	—	—	—	—	7,662	7,662	(137)	7,525
Net income	—	—	—	—	—	—	129,539	—	129,539	65	129,604
Balance at December 31, 2013	96,306,753	$964	$826,028	(3,585,098)	$(30,249)	$687	$525,140	$7,785	$1,330,355	$611	$1,330,966
Restricted stock issuance, net of forfeitures	70,179	1	(680)	—	—	—	—	—	(679)	—	(679)
Stock based compensation expense	—	—	18,770	—	—	—	—	—	18,770	—	18,770
Exercised stock options	1,108,045	11	9,174	—	—	—	—	—	9,185	—	9,185
Exercise of warrants	248,189	2	685	—	—	(687)	—	—	—	—	—
Issuance of performance shares	21,603	—	(70)	—	—	—	—	—	(70)	—	(70)
Shares issued in employee stock purchase plan	110,509	1	2,664	—	—	—	—	—	2,665	—	2,665
Treasury stock	—	—	—	(4,523,885)	(102,231)	—	—	—	(102,231)	—	(102,231)
Excess tax benefits	—	—	7,742	—	—	—	—	—	7,742	—	7,742
Change in pension liability	—	—	—	—	—	—	—	(1,110)	(1,110)	—	(1,110)
Currency translation adjustment	—	—	—	—	—	—	—	(43,636)	(43,636)	(58)	(43,694)
Net income	—	—	—	—	—	—	174,365	—	174,365	12	174,377
Balance at December 31, 2014	97,865,278	$979	$864,313	(8,108,983)	$(132,480)	$—	$699,505	$(36,961)	$1,395,356	$565	$1,395,921
Restricted stock issuance, net of forfeitures	157,577	1	(875)	—	—	—	—	—	(874)	—	(874)
Stock based compensation expense	—	—	21,675	—	—	—	—	—	21,675	—	21,675
Exercised stock options	419,363	4	3,618	—	—	—	—	—	3,622	—	3,622
Issuance of performance shares	17,282	—	(22)	—	—	—	—	—	(22)	—	(22)
Shares issued in employee stock purchase plan	146,402	2	2,547	—	—	—	—	—	2,549	—	2,549
Treasury stock	—	—	—	(36,819)	(838)	—	—	—	(838)	—	(838)
Excess tax benefits	—	—	(8)	—	—	—	—	—	(8)	—	(8)
Change in pension liability	—	—	—	—	—	—	—	46	46	—	46
Currency translation adjustment	—	—	—	—	—	—	—	(45,133)	(45,133)	(137)	(45,270)
Net Loss	—	—	—	—	—	—	(119,353)	—	(119,353)	(31)	(119,384)
Balance at December 31, 2015	98,605,902	$986	$891,248	(8,145,802)	$(133,318)	$—	$580,152	$(82,048)	$1,257,020	$397	$1,257,417
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
The Company's investment in an operating entity where the Company has the ability to exert significant influence, but does not control operating and financial policies, is accounted for using the equity method. The Company's share of the net income of this entity is recorded as "Earnings from equity investment" in the consolidated statements of comprehensive income (loss). The investment in this entity is included in "Investment in unconsolidated subsidiary" in the consolidated balance sheets. The Company reports its share of equity earnings within operating income as the investee's operations are similar in nature to the operations of the Company.
Reclassifications
Certain reclassifications, such as the one related to debt issuance cost, have been made in prior period financial statements to conform with the current period presentation. Reclassifications have no impact on the Company's financial position, results of operations or cash flows.
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
The change in amounts of the allowance for doubtful accounts during the three year period ended December 31, 2015 is as follows (in thousands):

Period ended	Balance at beginning of period	Charged to expense	Deductions or other	Balance at end of period
December 31, 2013	$5,891	$2,925	$(3,091)	$5,725
December 31, 2014	5,725	2,492	(2,571)	5,646
December 31, 2015	5,646	4,358	(1,885)	8,119
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
Property and equipment
Property and equipment are stated at cost less accumulated depreciation. Equipment held under capital leases are stated at the present value of minimum lease payments. Expenditures for property and equipment and for items which substantially increase the useful lives of existing assets are capitalized at cost and depreciated over their estimated useful life utilizing the straight-line method. Routine expenditures for repairs and maintenance are expensed as incurred. Depreciation is computed using the straight-line method based on the estimated useful lives of assets, generally three to thirty years. Property and equipment held under capital leases are amortized straight-line over the shorter of the lease term or estimated useful life of the asset. Gains or losses resulting from the disposition of assets are recognized in income, and the related asset cost and accumulated depreciation are removed from the accounts. Assets acquired in connection with business combinations are recorded at fair value.
Rental equipment consists of equipment leased to customers under operating leases. Rental equipment is recorded at cost and depreciated using the straight-line method over the estimated useful life of three to ten years.
The Company reviews long-lived assets for potential impairment whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable. In performing the review for impairment, future cash flows expected to result from the use of the asset and its eventual disposal are estimated. If the undiscounted future cash flows are less than the carrying amount of the assets, there is an indication that the asset may be impaired. The amount of the impairment is measured as the difference between the carrying value and the estimated fair value of the asset. The fair value is determined either through the use of an external valuation, or by means of an analysis of discounted future cash flows based on expected utilization. The impairment loss recognized represents the excess of the assets carrying value as compared to its estimated fair value. For the years ended December 31, 2015, 2014 and 2013, no impairments were recorded.
To the extent that asset retirement obligations are incurred, the Company records the fair value of an asset retirement obligation as a liability in the period in which the associated legal obligation is incurred. The fair values of these

Forum Energy Technologies, Inc. and subsidiaries
Notes to consolidated financial statements (continued)

obligations are recorded as liabilities on a discounted basis. The costs associated with these liabilities are capitalized as part of the related assets and depreciated. Over time, the liabilities are accreted for any change in their present value.
Goodwill and intangible assets
For goodwill and intangible assets with indefinite lives, an assessment for impairment is performed annually or when there is an indication an impairment may have occurred. The Company completes its annual impairment test for goodwill and other indefinite-lived intangibles using an assessment date of October 1. Goodwill is reviewed for impairment by comparing the carrying value of each of our six reporting unit’s net assets (including allocated goodwill) to the fair value of the reporting unit. The fair value of the reporting units is determined using a discounted cash flow approach. Determining the fair value of a reporting unit requires the use of estimates and assumptions. Such estimates and assumptions include revenue growth rates, operating margins, weighted average costs of capital, a terminal growth rate, and future market conditions, among others. The Company believes that the estimates and assumptions used in impairment assessments are reasonable. If the reporting unit’s carrying value is greater than its fair value, a second step is performed whereby the implied fair value of goodwill is estimated by allocating the fair value of the reporting unit in a hypothetical purchase price allocation analysis. The Company recognizes a goodwill impairment charge for the amount by which the carrying value of goodwill exceeds its fair value. Any impairment losses are reflected in operating income. Due to the further deterioration of market conditions for our products, the Company performed the impairment test on all six reporting units, and recorded $123.2 million of impairment losses for its Subsea reporting unit for the year ended December 31, 2015. If these market conditions continue to exist, the Company may have additional impairment charges in its reporting units in the future. In 2014 and 2013, no goodwill impairment losses were recorded.
Intangible assets with definite lives comprised of customer and distributor relationships, non-compete agreements, and patents are amortized on a straight-line basis over the life of the intangible asset, generally three to seventeen years. These assets are tested for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. In the fourth quarter of 2015, $1.9 million of intangible assets were written off related to trade names no longer in use. No impairments to intangible assets were recorded in 2014 and 2013. Refer to Note 7, Goodwill and intangible assets, for further discussion.
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
Changes in the Company’s warranty liability were as follows (in thousands):

Period ended	Balance at beginning of period	Charged to expense	Deductions or other	Balance at end of period
December 31, 2013	$3,777	$3,442	$(1,939)	$5,280
December 31, 2014	5,280	2,588	(2,554)	5,314
December 31, 2015	5,314	5,539	(5,156)	5,697
Revenue recognition and deferred revenue
Revenue is recognized when all of the following criteria have been met: (a) persuasive evidence of an arrangement exists, (b) delivery of the equipment has occurred or services have been rendered, (c) the price of the product or service

Forum Energy Technologies, Inc. and subsidiaries
Notes to consolidated financial statements (continued)

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
Concentration of credit risk
Financial instruments which potentially subject the Company to credit risk include trade accounts receivable. Trade accounts receivable consist of uncollateralized receivables from domestic and internationally based customers. For the years ended December 31, 2015, 2014 and 2013, no one customer accounted for 10% or more of the total revenue or 10% more of the total accounts receivable balance at the end of the respective period.
Share-based compensation
The Company measures all share-based compensation awards at fair value on the date they are granted to employees and directors, and recognizes compensation cost, net of forfeitures, over the requisite service period for awards with only a service condition, and over a graded vesting period for awards with service and performance or market conditions.
The fair value of share-based compensation awards with market conditions is measured using a lattice model and in accordance with Accounting Standards Codification ("ASC") 718, is not adjusted based on actual achievement of the performance goals. The Black-Scholes option pricing model is used to measure the fair value of options. The following sections address the assumptions used related to the Black-Scholes option pricing model:
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

Forum Energy Technologies, Inc. and subsidiaries
Notes to consolidated financial statements (continued)

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
The exercise price of each option is based on the Company’s stock price at the date of grant. There is no dilutive effect for the year 2015 since the Company is in a net loss position. The diluted earnings per share calculation excludes approximately 0.5 million stock options, and 0.3 million stock options and warrants for the years ended December 31, 2014 and 2013, respectively, because they were anti-dilutive as the option exercise price or warrant conversion price was greater than the average market price of the common stock.
The following is a reconciliation of the number of shares used for the basic and diluted earnings per share computations (shares in thousands):

	December 31,
	2015	2014	2013
Basic weighted average shares outstanding	89,908	92,628	90,697
Dilutive effect of stock option, restricted share plan and warrants	—	2,680	3,907
Diluted weighted average shares outstanding	89,908	95,308	94,604
Non-U.S. local currency translation
The Company operates globally and its primary functional currency is the U.S. dollar ($). The majority of the Company’s non-U.S. operations have designated the local currency as their functional currency. Financial statements of these non-U.S. operations are translated into U.S. dollars using the current rate method whereby assets and liabilities are translated at the balance sheet rate and income and expenses are translated into U.S. dollars at the average exchange rates in effect during the period. The resultant translation adjustments are reported as a component of accumulated other comprehensive income (loss) within stockholders’ equity.

Forum Energy Technologies, Inc. and subsidiaries
Notes to consolidated financial statements (continued)

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
In February 2016, the FASB issued Accounting Standards Update ("ASU") No.2016-02, Leases.  Under this new guidance, lessees will be required to recognize assets and liabilities on the balance sheet for the rights and obligations created by all leases with terms of more than twelve months. The standard will take effect for public companies for fiscal years, and interim periods within those fiscal years, beginning after Dec. 15, 2018.  The Company is currently evaluating the impact of the adoption of this guidance.
In November 2015, the FASB issued ASU No. 2015-17, Simplifying the Presentation of Deferred Income Tax, which requires deferred tax liabilities and assets to be classified as non current in a classified statement of financial position. The amendments in this Update apply to all entities that present a classified statement of financial position. The current requirement that deferred tax liabilities and assets of a tax-paying component of an entity be offset and presented as a single amount is not affected by the amendments in this Update. The new standard will be effective for public companies for the fiscal year beginning after December 15, 2016, including interim periods within those fiscal years. The Company has early adopted the guidance prospectively as of December 31, 2015, which resulted in the reclassification of its current deferred tax assets and liabilities into non-current in the consolidated balance sheet as of December 31, 2015. No prior periods were retrospectively adjusted. Refer to Note 9 Income taxes for further information related to the early adoption of this guidance.
In September 2015, the FASB issued ASU No. 2015-16, Simplifying the Accounting for Measurement-Period Adjustments. This new standard specifies that an acquirer in a business combination should recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined, eliminating the current requirement to retrospectively account for these adjustments. Additionally, the full effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts should be recognized in the same period as the adjustments to the provisional amounts. The new standard will be effective for the Company for the fiscal year beginning January 1, 2016 and interim periods thereafter. The guidance is not expected to have a material impact on the consolidated financial statements.

Forum Energy Technologies, Inc. and subsidiaries
Notes to consolidated financial statements (continued)

In August 2015, the FASB issued ASU No. 2015-15, Presentation and Subsequent Measurement of Debt Issuance Cost Associated with Line of Credit Arrangements, which confirms that fees related to line of credit arrangements are not addresssed in ASU 2015-03, and the SEC staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line of credit arrangement, regardless of whether there are any outstanding borrowings on the line of credit arrangement. The new standard will be effective for us for the fiscal year beginning January 1, 2016 and interim periods thereafter. The Company has elected to continue to present the debt issuance costs associated with line of credit arrangements as assets.
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
In April 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs, which requires deferred financing costs to be presented in the balance sheet as a direct deduction from the carrying value of the associated debt liability. The new standard will be effective for the Company for the fiscal year beginning January 1, 2016 and interim periods thereafter. The guidance is not expected to have a material impact on the consolidated financial statements. The Company has early adopted the guidance retrospectively for the debt issuance costs related to its Senior Notes as of December 31, 2015 and has adjusted financial statements of prior years.
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

Forum Energy Technologies, Inc. and subsidiaries
Notes to consolidated financial statements (continued)

3. Acquisitions
2015 Acquisition
Effectively February 2015, the Company completed the acquisition of J-Mac Tool, Inc. (“J-Mac”) for aggregate consideration of approximately $61.9 million. J-Mac is a Fort Worth, Texas based manufacturer of high quality hydraulic fracturing pumps, power ends, fluid ends and other pump accessories. J-Mac is included in the Production & Infrastructure segment. As the value of certain assets and liabilities are preliminary in nature, they are subject to adjustment as additional information is obtained about the facts and circumstances that existed at the acquisition date, including any post-closing purchase price adjustments. When the valuation is final, any changes to the preliminary valuation of acquired assets and liabilities could result in adjustments to identified intangibles and goodwill. The following table summarizes the current fair values of the assets acquired and liabilities assumed at the date of the acquisition (in thousands):

2015 Acquisition
Current assets, net of cash acquired	$36,174
Property and equipment	11,506
Intangible assets (primarily customer relationships)	10,400
Tax-deductible goodwill	13,977
Current liabilities	(10,129)
Long term liabilities	(22)
Net assets acquired	$61,906
Revenue and net income related to the 2015 acquisition were not significant for the year ended December 31, 2015. Pro forma results of operations for the 2015 acquisition have not been presented because the effects were not material to the consolidated financial statements.
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

Forum Energy Technologies, Inc. and subsidiaries
Notes to consolidated financial statements (continued)

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
Condensed financial data for the equity investment in the unconsolidated subsidiary is summarized as follows:

	December 31, 2015	December 31, 2014
Current assets	$56,160	$69,281
Long-term assets	145,965	143,764
Current liabilities	10,861	17,835
Long-term liabilities	95,000	115,000

	Year ended December 31,
	2015	2014
Net revenues	$103,532	$141,708
Gross profit	45,333	68,086
Net income	30,888	52,590
The Company's earnings from equity investment	14,824	25,164
5. Inventories
The Company's significant components of inventory at December 31, 2015 and 2014 were as follows (in thousands):

	December 31, 2015	December 31, 2014
Raw materials and parts	$148,372	$153,768
Work in process	38,381	50,913
Finished goods	315,256	286,290
Gross inventories	502,009	490,971
Inventory reserve	(77,888)	(29,456)
Inventories	$424,121	$461,515
The change in the amounts of the inventory reserve during the three year period ended December 31, 2015 is as follows (in thousands):

Period ended	Balance at beginning of period	Charged to expense	Deductions or other	Balance at end of period
December 31, 2013	$21,125	$10,093	$(4,799)	$26,419
December 31, 2014	26,419	8,171	(5,134)	$29,456
December 31, 2015	29,456	51,917	(3,485)	$77,888

Forum Energy Technologies, Inc. and subsidiaries
Notes to consolidated financial statements (continued)

6. Property and equipment
Property and equipment consists of the following (in thousands):

	Estimated useful lives	December 31,
		2015	2014
Land		$11,467	$10,200
Buildings and leasehold improvements	7-30	83,983	74,829
Computer equipment	3-5	39,986	35,419
Machinery & equipment	5-10	128,879	116,157
Furniture & fixtures	3-10	6,866	7,125
Vehicles	3-5	10,090	10,615
Construction in progress		5,841	16,023
		287,112	270,368
Less: accumulated depreciation		(121,713)	(105,806)
Property & equipment, net		165,399	164,562

Rental equipment	3-10	76,908	78,709
Less: accumulated depreciation		(55,640)	(53,297)
Rental equipment, net		21,268	25,412

Total property & equipment, net		$186,667	$189,974
Depreciation expense was $38.4 million, $37.4 million and $36.2 million for the years ended December 31, 2015, 2014 and 2013.
7. Goodwill and intangible assets
Goodwill
The changes in the carrying amount of goodwill from January 1, 2014 to December 31, 2015, were as follows (in thousands):

	Drilling & Subsea		Production & Infrastructure		Total
	2015	2014	2015	2014	2015	2014
Goodwill Balance at January 1, net	$719,860	$723,355	$78,621	$78,963	$798,481	$802,318
Acquisitions, net of dispositions	—	16,918	13,977	—	13,977	16,918
Impairment	(123,200)	—	—	—	(123,200)	—
Impact of non-U.S. local currency translation	(19,607)	(20,413)	(615)	(342)	(20,222)	(20,755)
Goodwill Balance at December 31, net	$577,053	$719,860	$91,983	$78,621	$669,036	$798,481
Goodwill and intangible assets with indefinite lives are assessed for impairment annually or whenever an event indicating impairment may have occurred. During the year ended December 31, 2015, the Company elected to change the date of the Company's annual assessments of goodwill and indefinite lived intangible assets impairment from December 31 to October 1. This is a change in method of applying an accounting principle, which management believes is a preferable alternative as it better aligns the timing of the assessment with our planning and forecasting process and alleviates constraints on accounting resources during our annual reporting process. The change in the assessment date does not delay, accelerate, or avoid a potential impairment charge.

Forum Energy Technologies, Inc. and subsidiaries
Notes to consolidated financial statements (continued)

At October 1, 2015, the Company performed its annual impairment test on each of the reporting units and concluded that there had been no impairment because the estimated fair values of each of those reporting units exceeded its carrying value. Relevant events and circumstances which could have a negative impact on goodwill include: macroeconomic conditions; industry and market conditions, such as commodity prices; operating cost factors; overall financial performance; the impact of dispositions and acquisitions; and other entity-specific events. Further declines in commodity prices or sustained lower valuation for the Company's common stock could indicate a reduction in the estimate of reporting unit fair value which, in turn, could lead to an impairment of reporting unit goodwill.
After October 1, 2015, the Company continued to monitor events and circumstances which could have a negative impact on estimates of reporting unit fair value. Commodity prices have remained at low levels and the active rig count has continued to decline resulting in a significant decline in the Company’s market capitalization. While the Company incorporated a downturn into its forecasts in this October 1 annual test, several factors occurred late in the fourth quarter of 2015 that indicated an occurrence of further declines in market activity.  These factors include: 1) the Organization of Petroleum Exporting Countries confirmed that its members would not reduce production even in the face of low commodity prices and excess global oil supply; 2) oil prices declined further; 3) a consensus expectation developed that oil prices would stay lower for longer than previously expected; 4) exploration and production companies significantly decreased their budgets as the demand for oil and gas was lower and production was significantly less economical for them; and 5) macroeconomic concerns developed regarding a slowdown in the global economy. Due to this further deterioration of market conditions for our products, the Company performed an impairment test on all six reporting units. The Company identified and recorded an impairment charge of $123.2 million for its Subsea reporting unit for the year ended December 31, 2015. If these market conditions continue to exist, the Company may have additional impairment charges in its reporting units in the future. Following the impairment charge, at December 31, 2015, our Subsea reporting unit has a remaining balance of $73 million in goodwill. Further declines in commodity prices or sustained lower valuation for the Company's common stock could indicate a reduction in the estimate of reporting unit fair value which, in turn, could lead to an additional impairment charges associated with goodwill.
The fair values were determined using the net present value of the expected future cash flows for each reporting unit. During the Company’s goodwill impairment analysis, the Company determines the fair value of each of its reporting units as a whole using discounted cash flow analysis, which require significant assumptions and estimates about the future operations of each reporting unit. The assumptions about future cash flows and growth rates are based on our current budget for 2016 and for future periods, as well as our strategic plans and management’s beliefs about future activity levels. The discount rate we used for future periods could change substantially if the cost of debt or equity were to significantly increase or decrease, or if we were to choose different comparable companies in determining the appropriate discount rate for our reporting units. Forecasted cash flows in future periods were estimated using a terminal value calculation, which considered long-term earnings growth rates. Accumulated impairment losses on goodwill were $168.8 million and $45.6 million as of December 31, 2015, and 2014. There was no impairment of goodwill during the years ended December 31, 2014 and 2013.

Forum Energy Technologies, Inc. and subsidiaries
Notes to consolidated financial statements (continued)

Intangible assets
At December 31, 2015 and 2014, intangible assets consisted of the following, respectively (in thousands):

	December 31, 2015
	Gross carrying amount	Accumulated amortization	Net amortizable intangibles	Amortization period (in years)
Customer relationships	$280,297	$(101,636)	$178,661	4-15
Patents and technology	34,140	(10,264)	23,876	5-17
Non-compete agreements	7,269	(6,292)	977	3-6
Trade names	45,446	(15,890)	29,556	10-15
Distributor relationships	22,160	(13,810)	8,350	8-15
Trademark	5,230	—	5,230	Indefinite
Intangible Assets Total	$394,542	$(147,892)	$246,650

	December 31, 2014
	Gross carrying amount	Accumulated amortization	Net amortizable intangibles	Amortization period (in years)
Customer relationships	$284,120	$(84,947)	$199,173	4-15
Patents and technology	31,069	(8,074)	22,995	5-17
Non-compete agreements	7,086	(5,761)	1,325	3-6
Trade names	48,149	(14,747)	33,402	10-15
Distributor relationships	22,160	(12,546)	9,614	8-15
Trademark	5,230	—	5,230	Indefinite
Intangible Assets Total	$397,814	$(126,075)	$271,739
Intangible assets with definite lives are tested for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. During the year ended December 31, 2015, an impairment loss of $1.9 million was recorded on certain intangible assets within the Drilling and Subsea segment. The impaired intangible assets included trade names that were no longer in use and is recorded under "Impairment of intangible assets and goodwill" in the consolidated statement of comprehensive income (loss). No indicators of intangible asset impairment occurred during the years ended December 31, 2014 and 2013.
Amortization expense was $27.3 million, $27.7 million and $24.4 million for the years ended December 31, 2015, 2014 and 2013, respectively. The total weighted average amortization period is 14 years and the estimated future amortization expense for the next five years is as follows (in thousands):

Year ending December 31,
2016	$26,993
2017	26,647
2018	26,566
2019	26,324
2020	24,295

Forum Energy Technologies, Inc. and subsidiaries
Notes to consolidated financial statements (continued)

8. Debt
Notes payable and lines of credit as of December 31, 2015 and 2014 consisted of the following (in thousands):

	December 31, 2015	December 31, 2014
6.25% Senior notes due October 2021	$400,000	$400,000
Unamortized debt premium	2,395	2,801
Debt issuance cost	(6,425)	(7,526)
Senior secured revolving credit facility	—	25,000
Other debt	299	1,049
Total debt	396,269	421,324
Less: current maturities	(253)	(840)
Long-term debt	$396,016	$420,484
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
The terms of the Senior Notes are governed by the indenture, dated October 2, 2013 (the “Indenture”), between the Company, the guarantors named therein and Wells Fargo Bank, National Association, as trustee (the “Trustee”). The Senior Notes are senior unsecured obligations, and are guaranteed on a senior unsecured basis by the Company’s subsidiaries that guarantee the Amended Facility and rank junior to, among other indebtedness, the Amended Facility to the extent of the value of the collateral securing the Amended Facility. The Senior Notes contain customary covenants including some limitations and restrictions on the Company’s ability to pay dividends on, purchase or redeem its common stock or purchase or redeem its subordinated debt; make certain investments; incur or guarantee additional indebtedness or issue certain types of equity securities; create certain liens, sell assets, including equity interests in its restricted subsidiaries; redeem or prepay subordinated debt; restrict dividends or other payments of its restricted subsidiaries; consolidate, merge or transfer all or substantially all of its assets; engage in transactions with affiliates; and create unrestricted subsidiaries. Many of these restrictions will terminate if the Senior Notes become rated investment grade. The Indenture also contains customary events of default, including nonpayment, breach of covenants in the Indenture, payment defaults or acceleration of other indebtedness, failure to pay certain judgments and certain events of bankruptcy and insolvency. The Company is required to offer to repurchase the Senior Notes in connection with specified change in control events or with excess proceeds of asset sales not applied for permitted purposes.
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

Credit Facility
The Company had a Credit Facility, with a maturity date of November 2018, with several financial institutions as lenders, which provides for a $600.0 million credit facility with up to $75.0 million available for letters of credit and up to $25.0 million in swingline loans. As of December 31, 2015, we had no of borrowings outstanding under our Credit Facility, $12.7 million of outstanding letters of credit and the capacity to borrow an additional $323.7 million under the Credit Facility. Weighted average interest rates under the Credit Facility at December 31, 2015 and 2014 were approximately 2.00%
On February 25, 2016, the Company amended its senior secured Credit Facility to reduce commitment fees and provide borrowing capacity for general corporate purposes. The Amended Facility provides for a $200.0 million revolving credit line, including up to $25.0 million available for letters of credit and up to $10.0 million in swingline loans. Availability under the Amended Facility is subject to a borrowing base calculated by reference to eligible accounts receivable in the United States, United Kingdom and Canada, eligible inventory in the United States, and cash on hand.
The Company was in compliance with all financial covenants under the Credit Facility at December 31, 2015 and through the effective date of the Amended Facility. The Company anticipates that it will continue to be in compliance with the Amended Facility throughout 2016.
Subject to terms of the Amended Facility, the Company has the ability to increase the revolving credit facility by an additional $150.0 million.
The Amended Facility contains covenants which require the Company, on a consolidated basis, to maintain specified financial ratios or conditions summarized as follows:

•
Senior secured debt to adjusted EBITDA of not more than 4.50 to 1.0 for the period from February 25, 2016 through December 31, 2016, not more than 4.0 to 1.0 for the period from January 1, 2017 through December 31, 2017 and not more than 3.50 to 1.0 for the period from January 1, 2018 through the termination of the facility; and

•
A fixed charge coverage ratio of not more than 1.25 to 1.0. This ratio is measured as EBITDA minus maintenance capital expenditures minus taxes paid in cash divided by scheduled principal and interest payments.The fixed charge coverage ratio is tested only if availability under the Amended Facility falls below certain levels.

Other debt
Other debt consists primarily of various capital leases of equipment.
Debt issue costs
The Company has incurred loan costs that have been capitalized and are amortized to interest expense over the term of the Senior Notes and the Credit Facility. As a result, approximately $2.6 million, $2.6 million and $2.2 million were amortized to interest expense for the years ended December 31, 2015, 2014 and 2013, respectively. The estimated term over which debt issue costs related to the term loan were being amortized was revised in connection with the repayment of the term loan from the issuance of the Senior Notes. Accordingly, debt issue costs of $2.1 million that had been previously capitalized were charged to expense in 2013.
The Company reclassified $6.4 million and $7.5 million of deferred loan costs related to the Senior Notes to Long term Debt as of December 31, 2015 and December 31, 2014, respectively.

Forum Energy Technologies, Inc. and subsidiaries
Notes to consolidated financial statements (continued)

Future payments
Future principal payments under long-term debt for each of the years ending December 31 are as follows (in thousands):

2016	$253
2017	46
2018	—
2019	—
2020	—
Thereafter	400,000
Total future payment	$400,299
Add: Unamortized debt premium	2,395
Less: Debt issuance cost	(6,425)
Total debt	$396,269
9. Income taxes
The components of the Company's income before income taxes for the years ended December 31, 2015, 2014 and 2013 are as follows (in thousands):

	2015	2014	2013
U.S.	$(114,862)	$127,270	$108,680
Non-U.S.	(19,461)	115,252	77,402
Income (loss) before income taxes	$(134,323)	$242,522	$186,082
The Company’s provision (benefit) for income taxes from continuing operations for the years ended December 31, 2015, 2014 and 2013 are as follows (in thousands):

	2015	2014	2013
Current
U.S. Federal and state	$43	$47,100	$20,589
Non-U.S.	8,264	24,315	20,748
Total current	8,307	71,415	41,337
Deferred
U.S. Federal and state	(19,071)	(2,080)	16,317
Non-U.S.	(4,175)	(1,190)	(1,176)
Total deferred	(23,246)	(3,270)	15,141
Provision for income tax expense (benefit)	$(14,939)	$68,145	$56,478

Forum Energy Technologies, Inc. and subsidiaries
Notes to consolidated financial statements (continued)

The reconciliation between the actual provision for income taxes from continuing operations and that computed by applying the U.S. statutory rate to income before income taxes and noncontrolling interests are outlined below (in thousands):

	2015		2014		2013
Income tax expense (benefit) at the statutory rate	$(47,013)	35.0%	$84,882	35.0%	$65,129	35.0%
State taxes, net of federal tax benefit	(1,157)	0.9%	4,132	1.7%	3,428	1.9%
Non-U.S. operations	6,300	(4.7)%	(15,060)	(6.2)%	(6,908)	(3.7)%
Domestic incentives	(250)	0.2%	(4,412)	(1.8)%	(2,544)	(1.4)%
Prior year federal, non-U.S. and state tax	(518)	0.4%	(1,692)	(0.7)%	(4,059)	(2.2)%
Nondeductible expenses	279	(0.2)%	663	0.3%	1,341	0.7%
Goodwill impairment	27,210	(20.3)%	—	—%	—	—%
Other	210	(0.2)%	(368)	(0.2)%	91	0.1%
Provision for income tax expense (benefit)	$(14,939)	11.1%	$68,145	28.1%	$56,478	30.4%
The primary components of deferred taxes include (in thousands):

	2015	2014
Deferred tax assets
Reserves and accruals	$7,174	$10,387
Inventory	29,154	12,679
Stock awards	9,350	7,892
Other	544	820
Net operating loss and other tax credit carryforwards	1,673	365
Total deferred tax assets	47,895	32,143
Deferred tax liabilities
Property and equipment	(16,925)	(21,947)
Goodwill and intangible assets	(68,635)	(73,215)
Investment in unconsolidated subsidiary	(10,764)	(11,259)
Unremitted non-U.S. earnings	(740)	(740)
Prepaid expenses and other	(1,151)	(781)
Total deferred tax liabilities	(98,215)	(107,942)
Net deferred tax liabilities	$(50,320)	$(75,799)
At December 31, 2015, the Company had $1.9 million U.S. net operating loss carryforwards and $0.7 million state net operating losses. The losses will expire no later than 2035 if they are not utilized prior to that date. The Company had $3.5 million of non-U.S. net operating loss carryforwards with indefinite expiration dates. The Company anticipates being able to fully utilize the losses prior to their expiration.
At December 31, 2015, the Company had no foreign tax credit carryforwards.
Goodwill from certain acquisitions is tax deductible due to the acquisition structure as an asset purchase or due to tax elections made by the Company and the respective sellers at the time of acquisition.
The Company believes that it is more likely than not that deferred tax assets at December 31, 2015 and 2014 will be utilized to offset future taxable income and the reversal of taxable temporary differences. Consequently, no valuation allowance has been recorded in the financial statements.
As discussed in Note 2, "Recent Accounting Pronouncements", during the fourth quarter of 2015, the Company elected to early adopt the recently issued guidance requiring all deferred tax assets and deferred tax liabilities to be presented as non-current on the consolidated balance sheet. Adoption of this guidance resulted in the reclassification of the current deferred tax assets and liabilities to non-current in our consolidated balance sheet as of December 31, 2015.

Forum Energy Technologies, Inc. and subsidiaries
Notes to consolidated financial statements (continued)

This guidance has been adopted on a prospective basis, and therefore, prior periods have not been retrospectively adjusted and continue to reflect current and non-current classification as historically presented.
Taxes are provided as necessary with respect to non-U.S. earnings that are not permanently reinvested. For all other non-U.S. earnings, no U.S. taxes are provided because such earnings are intended to be reinvested indefinitely to finance non-U.S. activities. The determination of the amount of the unrecognized deferred tax liability for temporary differences related to investments in non-US subsidiaries is not practicable.
The Company files income tax returns in the U.S. as well as in various states and non-U.S. jurisdictions. With few exceptions, the Company is no longer subject to income tax examination by tax authorities in these jurisdictions prior to 2009.
The Company accounts for uncertain tax positions in accordance with guidance in FASB ASC 740, which prescribes the minimum recognition threshold a tax position taken or expected to be taken in a tax return is required to meet before being recognized in the financial statements. A reconciliation of the beginning and ending amount of uncertain tax positions is as follows (in thousands):

Balance at January 1, 2015	$6,256
Additional based on tax positions related to prior years	2,810
Reduction based on tax positions related to prior years	—
Lapse of statute of limitations	(656)
Balance at December 31, 2015	8,410
Deferred tax benefits on uncertain tax position related to U.S. and non-U.S. income tax	—
Net balance at December 31, 2015	$8,410
The total amount of unrecognized tax benefits at December 31, 2015 was $8.4 million, of which it is reasonably possible that $2.2 million could be settled during the next twelve-month period as a result of the conclusion of various tax audits or due to the expiration of the applicable statute of limitations. Substantially all of the unrecognized tax benefits at December 31, 2015 would impact the Company’s future effective income tax rate, if recognized.
The Company recognizes interest and penalties related to uncertain tax positions within the provision for income taxes in the consolidated statement of income. As of December 31, 2015 and 2014, we had accrued approximately $0.4 million and $0.2 million, respectively, in interest and penalties. During the years ended December 31, 2015 and 2014, we recognized no material change in the interest and penalties related to uncertain tax positions.
10. Fair value measurements
At December 31, 2015, the Company had no debt outstanding under the Credit Facility and all of the debt under this facility incurs interest at a variable interest rate and therefore, the carrying amount approximates fair value. The fair value of the debt is classified as a Level 2 measurement because interest rates charged are similar to other financial instruments with similar terms and maturities.
The fair value of the Company’s Senior Notes is estimated using Level 2 inputs in the fair value hierarchy and is based on quoted prices for those or similar instruments. At December 31, 2015, the fair value and the carrying value of the Company’s unsecured Senior Notes approximated $334.1 million and $402.5 million, respectively. At December 31, 2014, the fair value and the carrying value of the Company’s Senior Notes approximated $378.1 million and $402.8 million, respectively.
There were no other outstanding financial instruments as of December 31, 2015 and 2014 that required measuring the amounts at fair value on a recurring basis. The Company did not change its valuation techniques associated with recurring fair value measurements from prior periods and there were no transfers between levels of the fair value hierarchy during the year ended December 31, 2015.

Forum Energy Technologies, Inc. and subsidiaries
Notes to consolidated financial statements (continued)

11. Commitments and contingencies
Litigation
In the ordinary course of business, the Company is, and in the future, could be involved in various pending or threatened legal actions, some of which may or may not be covered by insurance. Management has reviewed such pending judicial and legal proceedings, the reasonably anticipated costs and expenses in connection with such proceedings, and the availability and limits of insurance coverage, and has established reserves that are believed to be appropriate in light of those outcomes that are believed to be probable and can be estimated. The reserves accrued at December 31, 2015 and 2014 are immaterial. In the opinion of management, the Company's ultimate liability, if any, with respect to these actions is not expected to have a material adverse effect on the Company’s financial position, results of operations or cash flows.
Asbestos litigation
One of our subsidiaries has been named as one of many defendants in a number of product liability claims for alleged exposure to asbestos. These lawsuits are typically filed on behalf of plaintiffs who allege exposure to asbestos, against numerous defendants, often 40 or more, who may have manufactured or distributed products containing asbestos. The injuries alleged by plaintiffs in these cases range from mesothelioma and other cancers to asbestosis. The earliest claims against our subsidiary were filed in New Jersey in 1998, and our subsidiary currently has active cases in Missouri, New Jersey, New York, and Illinois. These complaints do not typically include requests for a specific amount of damages. The trademark for the product line with asbestos exposure was acquired in 1985. Our subsidiary has been successful in obtaining dismissals in many lawsuits where the exposure is alleged to have occurred prior to our acquisition of the trademark. The law in some states does not find purchasers of product lines to have tort liability for incidents occurring prior to the acquisition date unless they assumed the responsibility or in certain other circumstances. The law in certain other states on so called “successor liability” may be different or ambiguous in this regard. Most claimants alleging illnesses due to asbestos sue on the basis of exposure prior to 1985, as by that date the hazards of asbestos exposure were well known and asbestos had begun to fall into disuse in industrial settings. To date, asbestos claims have not had a material adverse effect on our business, financial condition, results of operations, or cash flow, as our annual out-of-pocket costs over the last five years has been less than $200,000. There are typically fewer than 100 cases filed against our subsidiary each year, and a similar number of cases are dismissed, settled or otherwise disposed of each year. We currently have fewer than 200 lawsuits pending against this subsidiary. Our subsidiary has over $17 million in face amount of insurance per occurrence and over $23 million of aggregate primary insurance coverage; a portion of the coverage has been eroded by payments made by insurers. In addition, our subsidiary has over $950 million in face amount of excess coverage applicable to the claims. There can be no guarantee that all of this can be collected due to policy terms and conditions and insurer insolvencies in the past or in the future. In January 2011, we entered into an agreement with seven of our primary insurers under which they have agreed to pay 80% of the costs of handling and settling each asbestos claim against the affected subsidiary. After an initial period, and under certain circumstances, our subsidiary and the subscribing insurers may withdraw from this agreement.
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
Flow Valve litigation
On March 28, 2013 Flow Valve, LLC filed suit against the Company and others in the Eastern District of Oklahoma alleging patent infringement and requesting an injunction against continued infringement, accounting for damages, interest and attorneys’ fees. The case was transferred to the Western District of Oklahoma by agreement on November 27, 2013.  The plaintiff filed an amended complaint on April 4, 2014 that added a request for trebling of

Forum Energy Technologies, Inc. and subsidiaries
Notes to consolidated financial statements (continued)

damages on the patent infringement claim.  The amended complaint also added a count for violation of Oklahoma’s Uniform Trade Secrets Act, and requested actual and punitive damages in addition to their existing requests for relief.  Subsequent to the filing of the amended complaint, the plaintiff provided an expert damages report stating that their damages amounted to approximately $61 million.  The Company believes that this action is without merit and intends to vigorously defend this litigation.
Operating leases
The Company has operating leases for warehouse, office space, manufacturing facilities and equipment. The leases generally require the Company to pay certain expenses including taxes, insurance, maintenance, and utilities. The minimum future lease commitments under noncancelable leases in effect at December 31, 2015 are as follows:

2016	$18,153
2017	13,379
2018	9,672
2019	8,522
2020	7,485
Thereafter	16,158
$73,369
Total rent expense was $20.9 million, $20.8 million and $19.0 million under operating leases for the years ended December 31, 2015, 2014 and 2013, respectively.
Letters of credit and guarantees
The Company executes letters of credit in the normal course of business to secure the delivery of product from specific vendors and also to guarantee the Company fulfilling certain performance obligations relating to certain large contracts. At December 31, 2015, the Company had $12.7 million in letters of credit.
12. Stockholders' equity and employee benefit plans
Warrants
The warrants outstanding as of December 31, 2013 were recorded to stockholders’ equity at their fair value at the time of issuance. During the year ended December 31, 2013, the Company's largest shareholder converted all of its 6,366,072 warrants pursuant to the terms of a warrant agreement and received 4,227,358 shares of the Company's common stock. All outstanding warrants expired on October 11, 2014 and were converted into shares of the Company's common stock. There were no outstanding warrants as of December 31, 2015.
Employee benefit plans
The Company sponsors a 401(k) savings plan for US employees and related savings plans for certain non-US employees. These plans benefit eligible employees by allowing them the opportunity to make contributions up to certain limits. The Company contributes by matching a percentage of each employee's contributions. In 2015, for certain plans, the Company suspended the matching of contributions. Subsequent to the closing of all acquisitions, employees of those acquired entities will generally be eligible to participate in the Company's 401(k) savings plan. The Company also has the discretion to provide a profit sharing contribution to each participant depending on the Company’s performance for the applicable year. The expense under the Company's plan was $2.2 million, $10.8 million and $8.2 million for the years ended December 31, 2015, 2014 and 2013, respectively.
The Company has an Employee Stock Purchase Plan, which allows eligible employees to purchase shares of the Company's common stock at six-month intervals through periodic payroll deductions at a price per share equal to 85% of the lower of the fair market value at the beginning and ending of the six-month intervals.
Stock repurchases
In October 2014, the Board of Directors approved a share repurchase program for the repurchase of outstanding shares of the Company's common stock with an aggregate purchase price of up to $150.0 million. Shares may be repurchased under the program from time to time, in amounts and at prices that are deemed appropriate, subject to market and business conditions, credit facility restrictions, applicable legal requirements and other considerations. The

Forum Energy Technologies, Inc. and subsidiaries
Notes to consolidated financial statements (continued)

Company has purchased approximately 4.5 million shares under this program for aggregate consideration of approximately $100.2 million.
13. Stock based compensation
FET share-based compensation plan
In August 2010, the Company created the 2010 Stock Incentive Plan (the "Plan") to allow for employees, directors and consultants of the Company and its subsidiaries to maintain stock ownership in the Company through the award of stock options, restricted stock, restricted stock units or any combination thereof. Under the terms of the Plan, 18.5 million shares have been authorized for awards and approximately 9.1 million shares remained available for future grants as of December 31, 2015.
The total amount of share-based compensation expense recorded was approximately $21.7 million, $18.8 million and $19.0 million for the years ended December 31, 2015, 2014 and 2013, respectively. As of December 31, 2015, the Company expects to record share-based compensation expense of approximately $34.8 million over the remaining term of the restricted stock and options of approximately 2 years. Future stock option grants will result in additional compensation expense.
Stock options
The exercise price of each option is based on the fair market value of the Company’s stock at the date of grant. Options generally have a ten-year life and vest annually in equal increments over three or four years. The Company’s policy for issuing stock upon a stock option exercise is to issue new shares. Compensation expense is generally recognized on a straight line basis over the vesting period. The following tables provide additional information related to the options:

2015 Activity	Number of shares (in millions)	Weighted average exercise price	Remaining weighted average contractual life in years	Intrinsic value (in millions)
Beginning balance	5.2	$12.23	6.2	$44.5
Granted	0.6	$17.78		—
Exercised	(0.4)	$8.58		—
Forfeited/expired	(0.1)	$19.30		—
Total outstanding	5.3	$12.94	5.7	$15.1
Options exercisable	4.2	$10.80	5.0	$6.9
The assumptions used in the Black-Scholes pricing model to estimate the fair value of the options granted in 2015, 2014 and 2013 are as follows:

	2015	2014	2013
Weighted average fair value	$6.36	$8.47	$8.41
Assumptions
Expected life (in years)	6.30	6.25	6.25
Volatility	33%	27%	30%
Dividend yield	—%	—%	—%
Risk free interest rate	1.81%	1.96%	1.17%
The intrinsic value of the options exercised was $3.9 million in 2015, $24.8 million in 2014 and $19.2 million 2013. The intrinsic value is the amount by which the fair value of the underlying share exceeds the exercise price of an option.

Forum Energy Technologies, Inc. and subsidiaries
Notes to consolidated financial statements (continued)

Restricted stock
Restricted stock generally vests over a three or four year period from the date of grant. Further information about the restricted stock follows (shares in thousands):

2015 Activity
Nonvested at beginning of year	421.9
Granted	38.9
Vested	(225.7)
Forfeited	(30.9)
Nonvested at the end of year	204.2
The weighted average grant date fair value of the restricted stock was $18.87, $31.71 and $29.83 per share during the years ended December 31, 2015, 2014 and 2013, respectively. The total fair value of shares vested was $5.1 million during 2015, $10.9 million during 2014 and $13.5 million during 2013.
Restricted stock units
Restricted stock units generally vest over a four year period from the date of grant. Further information about the restricted stock units follows (shares in thousands):

Restricted stock units
2015 Activity
Nonvested at beginning of year	849.1
Granted	797.5
Vested	(246.5)
Forfeited	(187.9)
Nonvested at the end of year	1,212.2
The weighted average grant date fair value of the restricted stock units was $18.06 and $27.81 per share during the years ended December 31, 2015 and 2014, respectively. The total fair value of units vested was $6.7 million, $3.0 million, and $0.4 million during 2015, 2014 and 2013 .
Performance share awards
During 2015, the Company granted 161,660 performance share awards with service-vesting and market-vesting conditions. These awards may settle between zero and two shares of the Company's common stock. The number of shares issued pursuant to the performance share awards will be determined based on the total shareholder return of the Company's common stock as compared to a group of peer companies, measured annually over a one year, two year, and three-year performance period.
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
The amounts indicated below as "Corporate" relate to costs and assets not allocated to the reportable segments. Summary financial data by segment follows (in thousands):

	Year ended December 31,
	2015	2014	2013
Net sales:
Drilling & Subsea	$627,935	$1,126,575	$940,807
Production & Infrastructure	446,703	614,442	585,495
Intersegment eliminations	(986)	(1,300)	(1,491)
Total net sales	$1,073,652	$1,739,717	$1,524,811

Operating income (loss):
Drilling & Subsea	$9,152	$201,269	$155,828
Production & Infrastructure	31,520	112,541	86,471
Corporate	(28,077)	(42,015)	(29,431)
Total segment operating income	12,595	271,795	212,868
Intangible asset and goodwill impairment	125,092	—	—
Transaction expenses	480	2,326	2,700
(Gain)/loss on sale of assets	746	1,431	614
Income (loss) from operations	$(113,723)	$268,038	$209,554

Depreciation and amortization
Drilling & Subsea	$44,397	$47,201	$43,971
Production & Infrastructure	14,738	12,283	13,952
Corporate	6,548	5,588	2,656
Total depreciation and amortization	$65,683	$65,072	$60,579

Capital expenditures
Drilling & Subsea	$16,320	$28,115	$40,991
Production & Infrastructure	8,986	19,287	10,940
Corporate	6,985	6,390	8,332
Total capital expenditures	$32,291	$53,792	$60,263

Forum Energy Technologies, Inc. and subsidiaries
Notes to consolidated financial statements (continued)

A summary of consolidated assets by reportable segment is as follows (in thousands):

	As of December 31,
Assets	2015	2014	2013
Drilling & Subsea	$1,325,277	$1,674,934	$1,655,355
Production & Infrastructure	503,533	488,225	468,520
Corporate	57,232	50,943	36,372
Total assets	$1,886,042	$2,214,102	$2,160,247
Corporate assets include primarily deferred tax assets and deferred loan costs.
Net sales by shipping destination and long-lived assets by country were as follows (in thousands):

	Year ended December 31,
Net sales:	2015		2014		2013
	$	%	$	%	$	%
United States	$646,928	60.3%	$1,049,609	60.3%	$918,795	60.2%
Europe & Africa	188,414	17.5%	305,376	17.6%	225,381	14.8%
Asia-Pacific	69,923	6.5%	154,669	8.9%	151,790	10.0%
Middle East	59,680	5.6%	65,498	3.8%	65,724	4.3%
Canada	57,837	5.4%	103,077	5.9%	99,081	6.5%
Latin America	50,870	4.7%	61,488	3.5%	64,040	4.2%
Total net sales	$1,073,652	100.0%	$1,739,717	100.0%	$1,524,811	100.0%

	As of December 31,
Long-lived assets:	2015	2014	2013
United States	$869,388	$932,173	$961,487
Europe & Africa	202,852	313,589	346,017
Canada	83,688	59,207	28,839
Asia-Pacific	8,192	9,132	9,465
Middle East	3,189	3,192	3,182
Latin America	921	1,650	1,789
Total long-lived assets	$1,168,230	$1,318,943	$1,350,779
Net sales by product lines were as follows (in thousands):

	Year ended December 31,
Net sales:	2015		2014		2013
	$	%	$	%	$	%
Drilling Technologies	$332,313	30.9%	$614,765	35.4%	$462,420	30.3%
Subsea Technologies	189,090	17.6%	321,039	18.5%	316,418	20.8%
Downhole Technologies	106,532	9.9%	190,771	11.0%	161,970	10.6%
Production Equipment	145,900	13.6%	228,769	13.1%	251,428	16.5%
Valve Solutions	174,515	16.3%	207,456	11.9%	211,170	13.8%
Flow Equipment	126,288	11.8%	178,217	10.2%	122,896	8.1%
Eliminations	(986)	(0.1)%	(1,300)	(0.1)%	(1,491)	(0.1)%
Total net sales	$1,073,652	100.0%	$1,739,717	100.0%	$1,524,811	100.0%

Forum Energy Technologies, Inc. and subsidiaries
Notes to consolidated financial statements (continued)

16. Condensed consolidating financial statements
The Senior Notes are guaranteed by our domestic subsidiaries which are 100% owned, directly or indirectly, by the Company. The guarantees are full and unconditional, joint and several and on an unsecured basis.

Condensed consolidating statements of operations and comprehensive income (loss)

	December 31, 2015
	FET (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
			(in thousands)
Net sales	$—	$810,890	$369,186	$(106,424)	$1,073,652
Cost of sales	—	646,076	269,900	(105,001)	810,975
Gross profit	—	164,814	99,286	(1,423)	262,677
Operating expenses
Selling, general and administrative expenses	—	201,904	63,002	—	264,906
Goodwill and intangible assets impairment	—	57,392	67,700	—	125,092
Transaction expenses	—	480	—	—	480
(Gain) loss on sale of assets	—	943	(197)	—	746
Total operating expenses	—	260,719	130,505	—	391,224
Earnings from equity investment	—	14,824	—	—	14,824
Equity earnings from affiliate, net of tax	(99,908)	(28,419)	—	128,327	—
Operating income (loss)	(99,908)	(109,500)	(31,219)	126,904	(113,723)
Other expense (income)
Interest expense	29,914	10	21	—	29,945
Foreign exchange (gains) losses and other, net	—	(479)	(8,866)	—	(9,345)
Total other expense (income)	29,914	(469)	(8,845)	—	20,600
Income (loss) before income taxes	(129,822)	(109,031)	(22,374)	126,904	(134,323)
Provision for income tax expense (benefit)	(10,469)	(9,123)	4,653	—	(14,939)
Net income (loss)	(119,353)	(99,908)	(27,027)	126,904	(119,384)
Less: Loss attributable to noncontrolling interest	—	—	(31)	—	(31)
Net income (loss) attributable to common stockholders	(119,353)	(99,908)	(26,996)	126,904	(119,353)

Other comprehensive income (loss), net of tax:
Net income (loss)	(119,353)	(99,908)	(27,027)	126,904	(119,384)
Change in foreign currency translation, net of tax of $0	(45,270)	(45,270)	(45,270)	90,540	(45,270)
Change in pension liability	46	46	46	(92)	46
Comprehensive income (loss)	(164,577)	(145,132)	(72,251)	217,352	(164,608)
Less: comprehensive (income) loss attributable to noncontrolling interests	—	—	168	—	168
Comprehensive income (loss) attributable to common stockholders	$(164,577)	$(145,132)	$(72,083)	$217,352	$(164,440)

Forum Energy Technologies, Inc. and subsidiaries
Notes to consolidated financial statements (continued)

Condensed consolidating statements of operations and comprehensive income

	December 31, 2014
	FET (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
			(in thousands)
Net sales	$—	$1,266,376	$637,205	$(163,864)	$1,739,717
Cost of sales	—	887,428	453,785	(160,948)	1,180,265
Gross profit	—	378,948	183,420	(2,916)	559,452
Operating expenses
Selling, general and administrative expenses	—	244,577	68,244	—	312,821
Other operating expense (income)	—	3,564	193	—	3,757
Total operating expenses	—	248,141	68,437	—	316,578
Earnings from equity investment	—	25,164	—	—	25,164
Equity earnings from affiliate, net of tax	193,724	90,067	—	(283,791)	—
Operating income	193,724	246,038	114,983	(286,707)	268,038
Other expense (income)
Interest expense	29,783	78	(14)	—	29,847
Interest income with affiliate	—	(5,770)	—	5,770	—
Interest expense with affiliate	—	—	5,770	(5,770)	—
Foreign exchange (gains) losses and other, net	—	116	(4,447)	—	(4,331)
Total other expense (income)	29,783	(5,576)	1,309	—	25,516
Income before income taxes	163,941	251,614	113,674	(286,707)	242,522
Provision for income tax expense	(10,424)	57,890	20,679	—	68,145
Net income	174,365	193,724	92,995	(286,707)	174,377
Less: Income attributable to noncontrolling interest	—	—	12	—	12
Net income attributable to common stockholders	174,365	193,724	92,983	(286,707)	174,365

Other comprehensive income, net of tax:
Net income	174,365	193,724	92,995	(286,707)	174,377
Change in foreign currency translation, net of tax of $0	(43,694)	(43,694)	(43,694)	87,388	(43,694)
Change in pension liability	(1,110)	(1,110)	(1,110)	2,220	(1,110)
Comprehensive income	129,561	148,920	48,191	(197,099)	129,573
Less: comprehensive (income) loss attributable to noncontrolling interests	—	—	46	—	46
Comprehensive income attributable to common stockholders	$129,561	$148,920	$48,237	$(197,099)	$129,619

Forum Energy Technologies, Inc. and subsidiaries
Notes to consolidated financial statements (continued)

Condensed consolidating statements of operations and comprehensive income

	December 31, 2013
	FET (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
			(in thousands)
Net sales	$—	$1,142,000	$510,460	$(127,649)	$1,524,811
Cost of sales	—	804,413	370,517	(125,344)	1,049,586
Gross profit	—	337,587	139,943	(2,305)	475,225
Operating expenses
Selling, general and administrative expenses	—	211,863	57,806	—	269,669
Other operating expense	—	2,821	493	—	3,314
Total operating expenses	—	214,684	58,299	—	272,983
Earnings from equity investment	—	7,312	—	—	7,312
Equity earnings from affiliate, net of tax	142,799	53,520	—	(196,319)	—
Operating income	142,799	183,735	81,644	(198,624)	209,554
Other expense (income)
Interest expense	18,251	101	18	—	18,370
Interest income with affiliate	—	(3,987)	—	3,987	—
Interest expense with affiliate	—	—	3,987	(3,987)	—
Foreign exchange (gains) losses and other, net	—	(624)	3,577	—	2,953
Deferred loan costs written off	2,149	—	—	—	2,149
Total other expense (income)	20,400	(4,510)	7,582	—	23,472
Income before income taxes	122,399	188,245	74,062	(198,624)	186,082
Provision for income tax expense	(7,140)	45,446	18,172	—	56,478
Net income	129,539	142,799	55,890	(198,624)	129,604
Less: Income attributable to noncontrolling interest	—	—	65	—	65
Net income attributable to common stockholders	129,539	142,799	55,825	(198,624)	129,539

Other comprehensive income, net of tax:
Net income	129,539	142,799	55,890	(198,624)	129,604
Change in foreign currency translation, net of tax of $0	7,525	7,525	7,525	(15,050)	7,525
Change in pension liability	223	223	223	(446)	223
Comprehensive income	137,287	150,547	63,638	(214,120)	137,352
Less: comprehensive (income) loss attributable to noncontrolling interests	—	—	72	—	72
Comprehensive income attributable to common stockholders	$137,287	$150,547	$63,710	$(214,120)	$137,424

Forum Energy Technologies, Inc. and subsidiaries
Notes to consolidated financial statements (continued)

Condensed consolidating balance sheets

	December 31, 2015
	FET (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
			(in thousands)
Assets
Current assets
Cash and cash equivalents	$—	$36,884	$72,365	$—	$109,249
Accounts receivable—trade, net	—	85,537	53,060	—	138,597
Inventories	—	318,360	115,165	(9,404)	424,121
Cost and profits in excess of billings	—	6,477	5,532	—	12,009
Other current assets	—	25,447	8,389	—	33,836
Total current assets	—	472,705	254,511	(9,404)	717,812
Property and equipment, net of accumulated depreciation	—	153,995	32,672	—	186,667
Deferred financing costs, net	4,125	—	—	—	4,125
Deferred income taxes, net	—	—	780	—	780
Intangibles	—	186,234	60,416	—	246,650
Goodwill	—	481,374	187,662	—	669,036
Investment in unconsolidated subsidiary	—	57,719	—	—	57,719
Investment in affiliates	1,188,707	514,893	—	(1,703,600)	—
Long-term loan and advances to affiliates	467,184	—	60,221	(527,405)	—
Other long-term assets	—	2,549	704	—	3,253
Total assets	$1,660,016	$1,869,469	$596,966	$(2,240,409)	$1,886,042
Liabilities and equity
Current liabilities
Current portion of long-term debt	$—	$243	$10	$—	$253
Accounts payable—trade	—	57,529	19,294	—	76,823
Accrued liabilities	7,027	40,874	10,662	—	58,563
Deferred revenue	—	1,334	5,949	—	7,283
Billings in excess of costs and profits recognized	—	1,872	6,759	—	8,631
Total current liabilities	7,027	101,852	42,674	—	151,553
Long-term debt, net of current portion	395,970	34	12	—	396,016
Long-term loans and payables to affiliates	—	527,406	—	(527,406)	—
Deferred income taxes, net	—	36,937	14,163	—	51,100
Other long-term liabilities	—	14,533	15,423	—	29,956
Total liabilities	402,997	680,762	72,272	(527,406)	628,625

Total stockholder's equity	1,257,019	1,188,707	524,297	(1,713,003)	1,257,020
Noncontrolling interest in subsidiary	—	—	397	—	397
Equity	1,257,019	1,188,707	524,694	(1,713,003)	1,257,417
Total liabilities and equity	$1,660,016	$1,869,469	$596,966	$(2,240,409)	$1,886,042

Forum Energy Technologies, Inc. and subsidiaries
Notes to consolidated financial statements (continued)

Condensed consolidating balance sheets

	December 31, 2014
	FET (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
			(in thousands)
Assets
Current assets
Cash and cash equivalents	$5,551	$4,006	$67,022	$—	$76,579
Accounts receivable—trade, net	—	194,964	92,081	—	287,045
Inventories	—	343,902	125,594	(7,981)	461,515
Cost and profits in excess of billings	—	4,871	9,775	—	14,646
Other current assets	—	38,920	16,454	—	55,374
Total current assets	5,551	586,663	310,926	(7,981)	895,159
Property and equipment, net of accumulated depreciation	—	153,016	36,958	—	189,974
Deferred financing costs, net	5,581	—	—	—	5,581
Intangibles	—	198,819	72,920	—	271,739
Goodwill	—	522,898	275,583	—	798,481
Investment in unconsolidated subsidiary	—	49,675	—	—	49,675
Investment in affiliates	1,333,701	590,421	—	(1,924,122)	—
Long-term advances to affiliates	483,534	—	22,531	(506,065)	—
Other long-term assets	—	2,760	733	—	3,493
Total assets	$1,828,367	$2,104,252	$719,651	$(2,438,168)	$2,214,102
Liabilities and equity
Current liabilities
Current portion of long-term debt	$—	$828	$12	$—	$840
Accounts payable—trade	—	85,179	42,578	—	127,757
Accrued liabilities	12,733	84,824	29,333	—	126,890
Deferred revenue	—	3,783	7,136	—	10,919
Billings in excess of cost and profit recognized	—	1,189	14,596	—	$15,785
Total current liabilities	12,733	175,803	93,655	—	282,191
Long-term debt, net of current portion	420,275	183	26	—	420,484
Long-term payables to affiliates	—	506,065	—	(506,065)	—
Deferred income tax, net	$—	$77,311	$20,877	$—	98,188
Other long-term liabilities	—	11,189	6,129	—	17,318
Total liabilities	433,008	770,551	120,687	(506,065)	818,181

Total stockholder's equity	1,395,359	1,333,701	598,399	(1,932,103)	1,395,356
Noncontrolling interest in subsidiary	—	—	565	—	565
Equity	1,395,359	1,333,701	598,964	(1,932,103)	1,395,921
Total liabilities and equity	$1,828,367	$2,104,252	$719,651	$(2,438,168)	$2,214,102

Forum Energy Technologies, Inc. and subsidiaries
Notes to consolidated financial statements (continued)

Condensed consolidating statements of cash flows

	Year ended December 31, 2015
	FET (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
			(in thousands)
Cash flows from (used in) operating activities	$(17,306)	$112,629	$60,590	$—	$155,913
Cash flows from investing activities
Acquisition of businesses, net of cash acquired	—	(60,836)	—	—	(60,836)
Investment in unconsolidated subsidiary	—	—	—	—	—
Capital expenditures for property and equipment	—	(23,035)	(9,256)	—	(32,291)
Long-term loans and advances to affiliates	38,019	41,755	—	(79,774)	—
Other	—	1,057	764	—	1,821
Net cash provided by (used in) investing activities	38,019	(41,059)	(8,492)	(79,774)	(91,306)
Cash flows from financing activities
Borrowings under Credit Facility due to acquisitions	—	—	—	—	—
Borrowings under Credit Facility	94,984	—	—	—	94,984
Issuance of Senior Notes	—	—	—	—	—
Repayment of long-term debt	(120,077)	—	—	—	(120,077)
Long-term loans and advances to affiliates	—	(38,019)	(41,755)	79,774	—
Repurchases of stock	(6,438)	—	—	—	(6,438)
Proceeds from stock issuance	5,275	—	—	—	5,275
Other	(8)	(673)	—	—	(681)
Net cash provided by (used in) financing activities	(26,264)	(38,692)	(41,755)	79,774	(26,937)
Effect of exchange rate changes on cash	—	—	(5,000)	—	(5,000)
Net increase (decrease) in cash and cash equivalents	(5,551)	32,878	5,343	—	32,670
Cash and cash equivalents
Beginning of period	5,551	4,006	67,022	—	76,579
End of period	$—	$36,884	$72,365	$—	$109,249

Forum Energy Technologies, Inc. and subsidiaries
Notes to consolidated financial statements (continued)

Condensed consolidating statements of cash flows

	Year ended December 31, 2014
	FET (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
			(in thousands)
Cash flows from (used in) operating activities	$(16,796)	$175,700	$111,062	$—	$269,966
Cash flows from investing activities
Acquisition of businesses, net of cash acquired	—	—	(38,289)	—	(38,289)
Investment in unconsolidated subsidiary	—	—	—	—	—
Capital expenditures for property and equipment	—	(42,334)	(11,458)	—	(53,792)
Long-term loans and advances to affiliates	191,290	34,010	—	(225,300)	—
Other	—	20,862	528	—	21,390
Net cash provided by (used in) investing activities	191,290	12,538	(49,219)	(225,300)	(70,691)
Cash flows from financing activities
Borrowings under Credit Facility	15,000	423	—	—	15,423
Repayment of long-term debt	(98,406)	124	(133)	—	(98,415)
Long-term loans and advances to affiliates	—	(191,290)	(34,010)	225,300	—
Repurchases of stock	(96,632)	—	—	—	(96,632)
Proceeds from stock issuance	11,101	—	—	—	11,101
Other	(6)	6,511	—	—	6,505
Net cash provided by (used in) financing activities	(168,943)	(184,232)	(34,143)	225,300	(162,018)
Effect of exchange rate changes on cash	—	—	(260)	—	(260)
Net increase (decrease) in cash and cash equivalents	5,551	4,006	27,440	—	36,997
Cash and cash equivalents
Beginning of period	—	—	39,582	—	39,582
End of period	$5,551	$4,006	$67,022	$—	$76,579

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

Forum Energy Technologies, Inc. and subsidiaries
Notes to consolidated financial statements (continued)

17. Quarterly results of operations (unaudited)
The following tables summarize the Company's results by quarter for the years ended December 31, 2015 and 2014. The quarterly results may not be comparable primarily due to acquisitions in 2015, 2014 and 2013. Refer to Note 3, Acquisitions, for further information.

	2015
(in thousands, except per share information)	Q1	Q2	Q3	Q4
Net sales	$348,096	$284,415	$244,993	$196,148
Cost of sales	238,970	199,532	179,231	193,242
Gross profit	109,126	84,883	65,762	2,906
Total operating expenses(1)	73,465	66,285	57,439	194,035
Earnings from equity investment	4,571	3,840	3,870	2,543
Operating income (loss)	40,232	22,438	12,193	(188,586)
Total other expense	971	11,662	4,543	3,424
Income (loss) before income taxes	39,261	10,776	7,650	(192,010)
Provision for income tax expense (benefit)	10,605	1,911	932	(28,387)
Net income (loss)	28,656	8,865	6,718	(163,623)
Less: loss attributable to noncontrolling interest	(16)	(9)	(2)	(4)
Net income (loss) attributable to common stockholders	$28,672	$8,874	$6,720	$(163,619)

Weighted average shares outstanding
Basic	89,482	89,767	90,058	90,175
Diluted	91,469	91,884	91,687	90,175
Earnings (losses) per share
Basic	$0.32	$0.10	$0.07	$(1.81)
Diluted	$0.31	$0.10	$0.07	$(1.81)
(1) Total Operating expenses in Q4 included $125,092 goodwill and intangible assets impairment.

Forum Energy Technologies, Inc. and subsidiaries
Notes to consolidated financial statements (continued)

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
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) of the Exchange Act). Our management, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b) as of December 31, 2015. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2015 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
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
Our management performed an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2015, utilizing the criteria described in the “Internal Control - Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, management believes that, as of December 31, 2015, the Company’s internal control over financial reporting is effective.
Our independent registered public accounting firm, PricewaterhouseCoopers LLP, independently assessed the effectiveness of our internal control over financial reporting as of December 31, 2015, as stated in their report which appears herein.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other information
None.
PART III
Item 10. Directors, executive officers and corporate governance
Information required by this item is incorporated herein by reference from our Proxy Statement for the 2016 Annual Meeting of Stockholders.
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
Item 11. Executive compensation
Information required by this item is incorporated herein by reference from our Proxy Statement for the 2016 Annual Meeting of Stockholders.

Item 12. Security ownership of certain beneficial owners and management and related stockholder matters
Information required by this item is incorporated herein by reference from our Proxy Statement for the 2016 Annual Meeting of Stockholders.
Item 13. Certain Relationships and Related Transactions, and Director Independence
Information required by this item is incorporated herein by reference from our Proxy Statement for the 2016 Annual Meeting of Stockholders.
Item 14. Principal accountant fees and services
Information required by this item is incorporated herein by reference from our Proxy Statement for the 2016 Annual Meeting of Stockholders.
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

10.3*#	—	Form of Restricted Stock Unit Agreement (Directors) (incorporated herein by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q, filed on November 6, 2012).

10.4*#	—	Form of Restricted Stock Agreement (Directors) (incorporated herein by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q, filed on November 6, 2012).

10.5*#	—	Form of Restricted Stock Agreement (Employees and Consultants) (incorporated herein by reference to Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q, filed on November 6, 2012).

10.6*#	—	Form of Nonstatutory Stock Option Agreement (Employees and Consultants) (incorporated herein by reference to Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q, filed on November 6, 2012).

10.7*#	—	Form of Restricted Stock Unit Agreement (Directors) (incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q, filed on April 29, 2014).

10.8*#	—	Form of Restricted Stock Agreement (Directors) (incorporated herein by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q, filed on April 29, 2014).

10.9*#	—	Form of Restricted Stock Unit Agreement (Employees and Consultants) (incorporated herein by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q, filed April 29, 2014).

10.10*#	—	Form of Nonstatutory Stock Option Agreement (Employees and Consultants) (incorporated herein by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q, filed on April 29, 2014).

10.11*#	—	Form of Performance Share Award Agreement (Employees and Consultants) (incorporated herein by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q, filed on April 29, 2014).

10.12*#		Form of Restricted Stock Unit Agreement (Directors) (incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q, filed on May 1, 2015).

10.13*#		Form of Restricted Stock Agreement (Directors) (incorporated herein by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q, filed on May 1, 2015).

10.14*#		Form of Restricted Stock Unit Agreement (Employees and Consultants) (incorporated herein by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q, filed May 1, 2015).

10.15*#		Form of Nonstatutory Stock Option Agreement (Employees and Consultants) (incorporated herein by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q, filed on May 1, 2015).

10.16*#		Form of Performance Share Award Agreement (Employees and Consultants) (incorporated herein by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q, filed on May 1, 2015).

10.17*#
Form of Restricted Stock Unit Agreement - Three Year Cliff Vesting (Employees and Consultants) (incorporated herein by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q, filed on October 30, 2015).

10.18*#
Form of Nonstatutory Stock Option Agreement - Three Year Cliff Vesting (Employees and Consultants) (incorporated herein by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q, filed on October 30, 2015).

10.19*#	—	Form of Warrant Agreement (with attached schedule of parties thereto) (incorporated herein by reference to Exhibit 10.23 to the Registration Statement, filed on August 31, 2011).

10.20*#	—
Employment Agreement dated as of August 2, 2010 between Forum Energy Technologies, Inc. and C. Christopher Gaut (incorporated herein by reference to Exhibit 10.2 to the Registration Statement, filed on August 31, 2011).

10.21*#	—
Employment Agreement dated as of August 2, 2010 between Forum Energy Technologies, Inc. and Wendell Brooks (incorporated herein by reference to Exhibit 10.5 to the Registration Statement, filed on August 31, 2011).

10.22*#	—
Employment Agreement dated as of August 2, 2010 between Forum Energy Technologies, Inc. and James W. Harris (incorporated herein by reference to Exhibit 10.6 to the Registration Statement, filed on August 31, 2011).

10.23*#	—
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

10.26*#	—
Amendment to Employment Agreement dated as of April 12, 2012 between Forum Energy Technologies, Inc. and James W. Harris (incorporated herein by reference to Exhibit 10.4 on the Company's Current Report on Form 8-K, filed on April 17, 2012).

10.27*#	—
Amendment to Employment Agreement dated as of April 12, 2012 between Forum Energy Technologies, Inc. and James L. McCulloch (incorporated herein by reference to Exhibit 10.5 on the Company's Current Report on Form 8-K, filed on April 17, 2012).

10.28*#	—
Indemnification Agreement dated as of August 2, 2010 between Forum Energy Technologies and C. Christopher Gaut (incorporated herein by reference to Exhibit 10.9 to the Registration Statement, filed on August 31, 2011).

10.29*#	—
Form of Indemnification Agreement between Forum Energy Technologies, Inc. and the executive officers identified on Annex A thereto (incorporated herein by reference to Exhibit 10.10 to the Registration Statement, filed on August 31, 2011).

10.30*#	—
Form of Indemnification Agreement between Forum Energy Technologies and each of the non-SCF directors identified on Annex A thereto (incorporated herein by reference to Exhibit 10.11 to the Registration Statement, filed on August 31, 2011).

10.31*#	—
Form of Indemnification Agreement between Forum Energy Technologies and each of the SCF directors identified on Annex A thereto (incorporated herein by reference to Exhibit 10.12 to the Registration Statement, filed on August 31, 2011).

10.32*#	—	2011 Management Incentive Plan (incorporated herein by reference to Exhibit 10.13 to the Registration Statement, filed on August 31, 2011).

10.33*#	—	Forum Energy Technologies, Inc. Severance Plan (incorporated herein by reference to Exhibit 10.15 to the Registration Statement, filed on August 31, 2011).

10.34*#	—	Forum Energy Technologies, Inc. Deferred Compensation and Restoration Plan (incorporated herein by reference to Exhibit 10.6 to the Company's Current Report on Form 10-Q, filed on May 3, 2013).

10.35*#	—
Letter Agreement dated March 28, 2012 between Forum Energy Technologies, Inc. and Tinicum, L.P. (incorporated herein by reference to Exhibit 10.31 to Amendment No. 5 to the Registration Statement, filed on March 29, 2012).

10.36*#	—	Forum Energy Technologies, Inc. 2010 Stock Incentive Plan (as amended and restated effective August 15, 2012).

10.37*#	—	Employee Stock Purchase Plan (incorporated herein by reference to Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q, filed on August 2, 2013).

10.38*#	—
Subscription Agreement dated July 16, 2010 by and among Forum Oilfield Technologies, Inc., SCF-VII, L.P., Sunray Capital, LP, C. Christopher Gaut and W. Patrick Connelly, as amended (incorporated herein by reference to Exhibit 10.21 to the Registration Statement, filed on August 31, 2011).

10.39*#	—	Retirement and Separation Agreement, effective as of December 18, 2014 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on December 18, 2014).

18.1*	—	Letter Regarding Change in Accounting Principles (incorporated herein by reference to Exhibit 18.1 to the Company's Quarterly Report on Form 10-Q, filed on October 30, 2015).

21.1**	—	Subsidiaries of Forum Energy Technologies, Inc.

23.1**	—	Consent of PricewaterhouseCoopers LLP

31.1**	—	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	—	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	—	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	—	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	—	XBRL Instance Document.

101.SCH**	—	XBRL Taxonomy Extension Schema Document.

101.CAL**	—	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB**	—	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE**	—	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF**	—	XBRL Taxonomy Extension Definition Linkbase Document.
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

Signature	Title	Date

/s/ C. Christopher Gaut	President, Chief Executive Officer and Chairman of the Board	February 26, 2016
C. Christopher Gaut

/s/ James W. Harris	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 26, 2016
James W. Harris

/s/ Tylar K. Schmitt	Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 26, 2016
Tylar K. Schmitt

/s/ Evelyn M. Angelle	Director	February 26, 2016
Evelyn M. Angelle

/s/ David C. Baldwin	Director	February 26, 2016
David C. Baldwin

/s/ John A. Carrig	Director	February 26, 2016
John A. Carrig

/s/ Michael McShane	Director	February 26, 2016
Michael McShane

/s/ Terence O'Toole	Director	February 26, 2016
Terence O'Toole

/s/ Franklin Myers	Director	February 26, 2016
Franklin Myers

/s/ Louis A. Raspino	Director	February 26, 2016
Louis A. Raspino

/s/ John Schmitz	Director	February 26, 2016
John Schmitz

/s/ Andrew L. Waite	Director	February 26, 2016
Andrew L. Waite