Form 10-Q
period 2016-03-31
FORUM ENERGY TECHNOLOGIES, INC.
filed 2016-05-03
CIK 1401257

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________________
FORM 10-Q
___________________________________

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of May 2, 2016, there were 91,222,347 common shares outstanding.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
Forum Energy Technologies, Inc. and subsidiaries
Condensed consolidated statements of comprehensive income (loss)
(Unaudited)

	Three months ended March 31,
(in thousands, except per share information)	2016	2015
Net sales	$159,441	$348,096
Cost of sales	124,884	238,970
Gross profit	34,557	109,126
Operating expenses
Selling, general and administrative expenses	60,013	73,560
Transaction expenses	166	217
Loss (gain) on sale of assets and other	(32)	(312)
Total operating expenses	60,147	73,465
Earnings from equity investment	577	4,571
Operating income (loss)	(25,013)	40,232
Other expense (income)
Interest expense	7,133	7,627
Deferred financing costs written off	2,588	—
Foreign exchange (gains) and other, net	(1,380)	(6,656)
Total other expense	8,341	971
Income (loss) before income taxes	(33,354)	39,261
Provision (benefit) for income tax expense	(10,406)	10,605
Net income (loss)	(22,948)	28,656
Less: Income (loss) attributable to noncontrolling interest	(5)	(16)
Net income (loss) attributable to common stockholders	(22,943)	28,672

Weighted average shares outstanding
Basic	90,477	89,482
Diluted	90,477	91,469
Earnings (losses) per share
Basic	$(0.25)	$0.32
Diluted	$(0.25)	$0.31

Other comprehensive income (loss), net of tax:
Net income (loss)	(22,948)	28,656
Change in foreign currency translation, net of tax of $0	3,472	(37,297)
Gain (loss) on pension liability	(43)	99
Comprehensive income (loss)	(19,519)	(8,542)
Less: comprehensive loss (income) attributable to noncontrolling interests	(93)	43
Comprehensive income (loss) attributable to common stockholders	$(19,612)	$(8,499)
The accompanying notes are an integral part of these condensed consolidated financial statements.

Forum Energy Technologies, Inc. and subsidiaries
Condensed consolidated balance sheets
(Unaudited)

(in thousands, except share information)	March 31, 2016	December 31, 2015
Assets
Current assets
Cash and cash equivalents	$131,977	$109,249
Accounts receivable—trade, net	109,203	138,597
Inventories	416,105	424,121
Prepaid expenses and other current assets	26,846	33,836
Costs and estimated profits in excess of billings	14,124	12,009
Total current assets	698,255	717,812
Property and equipment, net of accumulated depreciation	180,206	186,667
Deferred financing costs, net	1,750	4,125
Intangible assets	240,967	246,650
Goodwill	671,190	669,036
Investment in unconsolidated subsidiary	58,296	57,719
Deferred income taxes, net	779	780
Other long-term assets	3,126	3,253
Total assets	$1,854,569	$1,886,042
Liabilities and equity
Current liabilities
Current portion of long-term debt	$82	$253
Accounts payable—trade	75,568	76,823
Accrued liabilities	55,934	58,563
Deferred revenue	9,119	7,283
Billings in excess of costs and profits recognized	4,002	8,631
Total current liabilities	144,705	151,553
Long-term debt, net of current portion	396,170	396,016
Deferred income taxes, net	40,266	51,100
Other long-term liabilities	31,464	29,956
Total liabilities	612,605	628,625
Commitments and contingencies
Equity
Common stock, $0.01 par value, 296,000,000 shares authorized, 99,368,477 and 98,605,902 shares issued	993	986
Additional paid-in capital	895,307	891,248
Treasury stock at cost, 8,145,802 and 8,145,802 shares	(133,318)	(133,318)
Retained earnings	557,209	580,152
Accumulated other comprehensive income (loss)	(78,717)	(82,048)
Total stockholders’ equity	1,241,474	1,257,020
Noncontrolling interest in subsidiary	490	397
Total equity	1,241,964	1,257,417
Total liabilities and equity	$1,854,569	$1,886,042
The accompanying notes are an integral part of these condensed consolidated financial statements.

Forum Energy Technologies, Inc. and subsidiaries
Condensed consolidated statements of cash flows
(Unaudited)

	Three Months Ended March 31,
(in thousands, except share information)	2016	2015
Cash flows from operating activities
Net income (loss)	$(22,948)	$28,656
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation expense	9,284	9,513
Amortization of intangible assets	6,612	6,769
Share-based compensation expense	5,084	5,031
Deferred income taxes	(10,832)	(1,322)
Deferred loan cost written off	2,588	—
Earnings from equity investment, net of distributions	(577)	(4,571)
Other	(429)	911
Changes in operating assets and liabilities
Accounts receivable—trade	28,764	30,238
Inventories	9,048	(37,610)
Prepaid expenses and other current assets	6,762	1,554
Accounts payable, deferred revenue and other accrued liabilities	191	12,593
Costs and estimated profits in excess of billings, net	(6,691)	(3,275)
Net cash provided by operating activities	$26,856	$48,487
Cash flows from investing activities
Acquisition of businesses, net of cash acquired	—	(60,836)
Capital expenditures for property and equipment	(4,261)	(11,421)
Proceeds from sale of business, property and equipment	309	662
Net cash used in investing activities	$(3,952)	$(71,595)
Cash flows from financing activities
Borrowings of long term and short term debt	8	65,008
Repayment of long term and short term debt	(199)	(25,323)
Repurchases of stock	—	(5,885)
Proceeds from stock issuance	165	884
Deferred Financing costs	(513)	—
Net cash provided by (used in) financing activities	$(539)	$34,684
Effect of exchange rate changes on cash	363	(4,264)
Net increase in cash and cash equivalents	22,728	7,312
Cash and cash equivalents
Beginning of period	109,249	76,579
End of period	$131,977	$83,891
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
The Company's investment in an operating entity where the Company has the ability to exert significant influence, but does not control operating and financial policies is accounted for using the equity method. The Company's share of the net income of this entity is recorded as "Earnings from equity investment" in the condensed consolidated statements of comprehensive income. The investment in this entity is included in "Investment in unconsolidated subsidiary" in the condensed consolidated balance sheets. The Company reports its share of equity earnings within operating income as the investee's operations are integral to the operations of the Company.
In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for the fair statement of the Company's financial position, results of operations and cash flows have been included. Operating results for the three months ended March 31, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016 or any other interim period.
These interim financial statements are unaudited and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") regarding interim financial reporting. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America ("GAAP") for complete consolidated financial statements and should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2015, which are included in the Company’s 2015 Annual Report on Form 10-K filed with the SEC on February 26, 2016 (the "Annual Report").
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
In March and April 2016, the FASB issued Accounting Standards Update ("ASU") No.2016-10, Revenue from Contracts with Customers (Topic 606) - Identifying Performance Obligations and Licensing, and No. 2016-08 Revenue from Contracts with Customers (Topic 606) - Principal versus Agent Considerations. ASU no. 2016-10 amended and clarified the guidance in the new revenue standard on identifying performance obligation and accounting for licenses of intellectual property and addressed the implementation issues. ASU no. 2016-08 amended the guidance in the new revenue standard on assessing whether an entity is a principal or an agent in a revenue transaction, which impacts whether an entity reports revenue on a gross or net basis. Both standards will take effect for public companies for annual periods beginning after December 15, 2017, and interim periods within those annual periods. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The Company is currently evaluating the impact of the adoption of the above guidance.
In March 2016, the FASB issued ASU No.2016-09, Improvements to Employee Share-Based Payment Accounting.  This new guidance includes provisions intended to simplify various aspects related to how share-based payments are accounted for and presented in the financial statements: a) All excess tax benefits and tax deficiencies should be recognized as income tax expense or benefit in the income statement; b) Excess tax benefits should be classified along with other income tax cash flows as an operating activity; c) An entity can make an entity-wide accounting policy election to either estimate the number of awards that are expected to vest or account for forfeitures when they occur; d) The threshold to qualify for equity classification permits withholding up to the maximum statutory tax rates in the applicable jurisdictions; e) Cash paid by an employer when directly withholding shares for tax withholding purposes should be classified as a financing activity. There are also two additional provisions for non-public entities that do not

Forum Energy Technologies, Inc. and subsidiaries
Notes to condensed consolidated financial statements (continued)
(Unaudited)

apply to the Company. The standard will take effect for public companies for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The Company is currently evaluating the impact of the adoption of this guidance.
In February 2016, the FASB issued ASU No.2016-02, Leases.  Under this new guidance, lessees will be required to recognize assets and liabilities on the balance sheet for the rights and obligations created by all leases with terms of greater than twelve months. The standard will take effect for public companies with fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018.  The Company is currently evaluating the impact of the adoption of this guidance.
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

3. Acquisitions
2015 Acquisition
Effective February 2, 2015, the Company completed the acquisition of J-Mac Tool, Inc. ("J-Mac") for consideration of $61.9 million. J-Mac is a Fort Worth, Texas based manufacturer of high quality hydraulic fracturing pumps, power ends, fluid ends and other pump accessories. J-Mac is included in the Completions segment. The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of the acquisition (in thousands):

2015 Acquisition
Current assets, net of cash acquired	$36,174
Property and equipment	11,506
Intangible assets (primarily customer relationships)	10,400
Tax-deductible goodwill	13,977
Current liabilities	(10,129)
Long-term liabilities	(22)
Net assets acquired	$61,906
Revenues and net income related to the acquisitions were not significant for the current and prior periods presented in this report. Pro forma results of operations for 2015 acquisitions have not been presented because the effects were not material to the consolidated financial statements on either an individual or aggregate basis.

Forum Energy Technologies, Inc. and subsidiaries
Notes to condensed consolidated financial statements (continued)
(Unaudited)

4. Inventories
The Company's significant components of inventory at March 31, 2016 and December 31, 2015 were as follows (in thousands):

	March 31, 2016	December 31, 2015
Raw materials and parts	$149,790	$148,372
Work in process	36,982	38,381
Finished goods	301,607	315,256
Gross inventories	488,379	502,009
Inventory reserve	(72,274)	(77,888)
Inventories	$416,105	$424,121
5. Goodwill and intangible assets
Goodwill
The changes in the carrying amount of goodwill from December 31, 2015 to March 31, 2016, were as follows (in thousands):

	Drilling & Subsea	Completions	Production & Infrastructure	Total
Goodwill Balance at December 31, 2015	$334,595	$316,914	$17,527	$669,036
Impact of non-U.S. local currency translation	326	1,619	209	$2,154
Goodwill Balance at March 31, 2016	$334,921	$318,533	$17,736	$671,190
The Company performs its annual impairment tests of goodwill as of October 1. There was no impairment of goodwill during the quarter ended March 31, 2016. Accumulated impairment losses on goodwill were $168.8 million as of March 31, 2016 and December 31, 2015.

Intangible assets
Intangible assets consisted of the following as of March 31, 2016 and December 31, 2015, respectively (in thousands):

	March 31, 2016
	Gross carrying amount	Accumulated amortization	Net amortizable intangibles	Amortization period (in years)
Customer relationships	$280,381	$(106,206)	$174,175	4-15
Patents and technology	34,359	(10,739)	23,620	5-17
Non-compete agreements	7,295	(6,431)	864	3-6
Trade names	45,601	(16,557)	29,044	10-15
Distributor relationships	22,160	(14,126)	8,034	8-15
Trademark	5,230	—	5,230	Indefinite
Intangible Assets Total	$395,026	$(154,059)	$240,967

Forum Energy Technologies, Inc. and subsidiaries
Notes to condensed consolidated financial statements (continued)
(Unaudited)

	December 31, 2015
	Gross carrying amount	Accumulated amortization	Net amortizable intangibles	Amortization period (in years)
Customer relationships	$280,297	$(101,636)	$178,661	4-15
Patents and technology	34,140	(10,264)	23,876	5-17
Non-compete agreements	7,269	(6,292)	977	3-6
Trade names	45,446	(15,890)	29,556	10-15
Distributor relationships	22,160	(13,810)	8,350	8-15
Trademark	5,230	—	5,230	Indefinite
Intangible Assets Total	$394,542	$(147,892)	$246,650
6. Debt
Notes payable and lines of credit as of March 31, 2016 and December 31, 2015 consisted of the following (in thousands):

	March 31, 2016	December 31, 2015
6.25% Senior Notes due October 2021	$400,000	$400,000
Unamortized debt premium	2,294	2,395
Debt issuance cost	(6,149)	(6,425)
Senior secured revolving credit facility	—	—
Other debt	107	299
Total debt	396,252	396,269
Less: current maturities	(82)	(253)
Long-term debt	$396,170	$396,016
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
Credit Facility
On February 25, 2016, the Company amended its senior secured credit facility (the "Credit Facility" and such amendment, the "Amended Facility") to reduce commitment fees and provide borrowing capacity for general corporate purposes. The Amended Facility provides for a revolving credit line of up to $200.0 million, including up to $25.0 million available for letters of credit and up to $10.0 million in swingline loans. Availability under the Amended Facility is subject to a borrowing base calculated by reference to eligible accounts receivable in the United States, United Kingdom and Canada, eligible inventory in the United States, and cash on hand.
The Amended Facility reduced the borrowing capacity from $600.0 million to $200.0 million, as such the Company has written off $2.6 million of the deferred financing costs related to the credit facility.
The Credit Facility matures in November 2018. As of March 31, 2016, we had no borrowings outstanding under the Credit Facility, and $10.5 million of outstanding letters of credit. Subsequent to March 31, 2016, upon the completion of the bank's borrowing base audit, the Company had the capacity to borrow an additional $189.5 million subject to certain limitations in the Credit Facility. Weighted average interest rates under the Credit Facility for the twelve months ended December 31, 2015 were approximately 2.00%.
There have been no changes to the financial covenants disclosed in Item 8 of the Annual Report and the Company was in compliance with all financial covenants at March 31, 2016.

Forum Energy Technologies, Inc. and subsidiaries
Notes to condensed consolidated financial statements (continued)
(Unaudited)

7. Income taxes
The Company's effective tax rate was 31.2% for the three months ended March 31, 2016 and 27.0% for the three months ended March 31, 2015. The tax rate is higher than the comparable period in 2015 primarily due to the proportion of losses being generated in the United States, which are benefited at a higher statutory tax rate, as compared to earnings being generated outside the United States in jurisdictions subject to lower tax rates. The effective tax rate can vary from period to period depending on the Company's relative mix of U.S. and non-U.S. earnings.
8. Fair value measurements
At March 31, 2016, the Company had no debt outstanding under the Credit Facility, and $10.5 million of outstanding letters of credit. Substantially all of the debt incurs interest at a variable interest rate and, therefore, the carrying amount approximates fair value. The fair value of the debt is classified as a Level 2 measurement because interest rates charged are similar to other financial instruments with similar terms and maturities.
The fair value of the Company’s Senior Notes is estimated using Level 2 inputs in the fair value hierarchy and is based on quoted prices for those or similar instruments. At March 31, 2016, the fair value and the carrying value of the Company’s Senior Notes approximated $346.0 million and $402.3 million, respectively. At December 31, 2015, the fair value and the carrying value of the Company’s Senior Notes approximated $334.1 million and $402.5 million, respectively.
There were no outstanding financial assets as of March 31, 2016 and December 31, 2015 that required measuring the amounts at fair value. The Company did not change its valuation techniques associated with recurring fair value measurements from prior periods and there were no transfers between levels of the fair value hierarchy during the three months ended March 31, 2016.

Forum Energy Technologies, Inc. and subsidiaries
Notes to condensed consolidated financial statements (continued)
(Unaudited)

9. Business segments
Beginning with the first quarter of 2016, the Company realigned its segments. Completions was designated as a separate segment in recognition of the expansion in these operations and its significant growth potential. The Company is reporting its results of operations in the following three operating segments, which are our reportable segments: Drilling & Subsea, Completions and Production & Infrastructure, instead of the original two operating segments. Management’s change in the composition of the Company’s reporting segments was made in order to align with activity drivers and the customers of our product group and to better correspond to the manner in which management will review and evaluate operating performance. This change will be reflected on a retrospective basis in accordance with generally accepted accounting principles, with prior years adjusted to reflect the change in reporting segments. The amounts indicated below as "Corporate" relate to costs and assets not allocated to the reportable operating segments. Summary financial data by segment follows (in thousands):

	Three months ended March 31,
	2016	2015
Revenue:
Drilling & Subsea	$65,295	$163,553
Completions	34,304	94,496
Production & Infrastructure	60,511	90,523
Intersegment eliminations	(669)	(476)
Total Revenue	$159,441	$348,096

Operating income (loss):
Drilling & Subsea	$(9,823)	$19,839
Completions	(6,458)	20,569
Production & Infrastructure	(1,371)	7,990
Corporate	(7,227)	(8,261)
Total segment operating income (loss)	(24,879)	40,137
Transaction expenses	166	217
Loss (gain) on sale of assets and other	(32)	(312)
Income (loss) from operations	$(25,013)	$40,232
A summary of consolidated assets by reportable segment is as follows (in thousands):

	March 31, 2016	December 31, 2015
Assets
Drilling & Subsea	$885,418	$912,324
Completions	728,531	728,745
Production & Infrastructure	188,211	187,741
Corporate	52,409	57,232
Total assets	$1,854,569	$1,886,042
Corporate assets include, among other items, prepaid assets, cash and deferred financing costs.

Forum Energy Technologies, Inc. and subsidiaries
Notes to condensed consolidated financial statements (continued)
(Unaudited)

10. Commitments and contingencies
In the ordinary course of business, the Company is, and in the future could be, involved in various pending or threatened legal actions that may or may not be covered by insurance. Management has reviewed such pending judicial and legal proceedings, the reasonably anticipated costs and expenses in connection with such proceedings, and the availability and limits of insurance coverage, and has established reserves that are believed to be appropriate in light of those outcomes that are considered to be probable and can be reasonably estimated. The reserves accrued at March 31, 2016 and December 31, 2015, respectively, are immaterial. It is management's opinion that the Company's ultimate liability, if any, with respect to these actions is not expected to have a material adverse effect on the Company’s financial position, results of operations or cash flows.
11. Earnings per share
The calculation of basic and diluted earnings per share for each period presented was as follows (dollars and shares in thousands, except per share amounts):

	Three Months Ended March 31,
	2016	2015
Net income (loss) attributable to common stockholders	$(22,943)	$28,672

Average shares outstanding (basic)	90,477	89,482
Common stock equivalents	—	1,987
Diluted shares	90,477	91,469
Earnings(losses) per share
Basic earnings (losses) per share	$(0.25)	$0.32
Diluted earnings (losses) per share	$(0.25)	$0.31
The diluted earnings per share calculation excludes all stock options for the three months ended March 31, 2016 because there is a net loss for the quarter. The diluted earnings per share calculation excludes approximately 1.6 million stock options for the three months ended March 31, 2015, because they were anti-dilutive as the option exercise price was greater than the average market price of the Company's common stock.
12. Stockholders' equity
Share-based compensation
During the three months ended March 31, 2016, the Company granted 818,620 options and 1,670,270 shares of restricted stock or restricted stock units, which includes 257,900 performance share awards with a market condition. The stock options were granted with an exercise price of $9.39. Of the restricted stock or restricted stock units granted, 1,292,553 vest ratably over four years on each anniversary of the date of grant. 119,817 shares of restricted stock or restricted stock units were granted to the non-employee members of the Board of Directors, which have a twelve month vesting period from the date of grant. The performance share awards granted may settle for between zero and two shares of the Company's common stock. The number of shares issued pursuant to the performance share awards will be determined based on the total shareholder return of the Company's common stock as compared to a group of peer companies, measured annually over a one year, two year and three-year performance period.
13. Related party transactions
The Company has sold and purchased equipment and services to and from various affiliates of certain directors. The dollar amounts related to these related party activities are not material to the Company’s condensed consolidated financial statements.

Forum Energy Technologies, Inc. and subsidiaries
Notes to condensed consolidated financial statements (continued)
(Unaudited)

14. Subsequent Event
In April 2016, the Company completed the acquisition of the wholesale completion packer product line of Team Oil Tools, Inc. The product line includes a wide variety of completion and service tools, including retrievable and permanent packers, bridge plugs, and accessories which are sold to the oilfield service providers, packer repair companies and distributors on a global basis. This product line will be included in the Completions segment.

15. Condensed consolidating financial statements
The Senior Notes are guaranteed by our domestic subsidiaries which are 100% owned, directly or indirectly, by the Company. The guarantees are full and unconditional, joint and several and on an unsecured basis.

Condensed consolidating statements of comprehensive income (loss)

	Three months ended March 31, 2016
	FET (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
			(in thousands)
Net sales	$—	$117,314	$55,634	$(13,507)	$159,441
Cost of sales	—	92,614	45,132	(12,862)	124,884
Gross profit	—	24,700	10,502	(645)	34,557
Operating expenses
Selling, general and administrative expenses	—	47,664	12,349	—	60,013
Transaction expenses	—	166	—	—	166
Loss (gain) on sale of assets and other	—	(36)	4	—	(32)
Total operating expenses	—	47,794	12,353	—	60,147
Earnings from equity investment	—	577	—	—	577
Equity earnings from affiliate, net of tax	(16,614)	(1,089)	—	17,703	—
Operating income	(16,614)	(23,606)	(1,851)	17,058	(25,013)
Other expense (income)
Interest expense (income)	7,148	(13)	(2)	—	7,133
Deferred loan costs written off	2,588	—	—	—	2,588
Foreign exchange (gains) losses and other, net	—	(82)	(1,298)	—	(1,380)
Total other expense (income)	9,736	(95)	(1,300)	—	8,341
Income (loss) before income taxes	(26,350)	(23,511)	(551)	17,058	(33,354)
Provision (benefit) for income tax expense	(3,407)	(6,897)	(102)	—	(10,406)
Net income (loss)	(22,943)	(16,614)	(449)	17,058	(22,948)
Less: Income (loss) attributable to noncontrolling interest	—	—	(5)	—	(5)
Net income (loss) attributable to common stockholders	(22,943)	(16,614)	(444)	17,058	(22,943)

Other comprehensive income (loss), net of tax:
Net income (loss)	(22,943)	(16,614)	(449)	17,058	(22,948)
Change in foreign currency translation, net of tax of $0	3,472	3,472	3,472	(6,944)	3,472
Change in pension liability	(43)	(43)	(43)	86	(43)
Comprehensive income (loss)	(19,514)	(13,185)	2,980	10,200	(19,519)
Less: comprehensive (income) loss attributable to noncontrolling interests	—	—	(93)		(93)
Comprehensive income (loss) attributable to common stockholders	$(19,514)	$(13,185)	$2,887	$10,200	$(19,612)

Forum Energy Technologies, Inc. and subsidiaries
Notes to condensed consolidated financial statements (continued)
(Unaudited)

Condensed consolidating statements of comprehensive income (loss)

	Three months ended March 31, 2015
	FET (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
			(in thousands)
Net sales	$—	$269,198	$120,317	$(41,419)	$348,096
Cost of sales	—	188,767	89,676	(39,473)	238,970
Gross profit	—	80,431	30,641	(1,946)	109,126
Operating expenses
Selling, general and administrative expenses	—	57,372	16,188	—	73,560
Transaction Expense	—	217	—	—	217
Loss (gain) on sale of assets and other	—	(111)	(201)	—	(312)
Total operating expenses	—	57,478	15,987	—	73,465
Earnings from equity investment	—	4,571	—	—	4,571
Equity earnings from affiliates, net of tax	33,604	16,237	—	(49,841)	—
Operating income	33,604	43,761	14,654	(51,787)	40,232
Other expense (income)
Interest expense (income)	7,588	14	25	—	7,627
Foreign exchange (gains) losses and other, net	—	(185)	(6,471)	—	(6,656)
Total other expense (income)	7,588	(171)	(6,446)	—	971
Income before income taxes	26,016	43,932	21,100	(51,787)	39,261
Provision for income tax expense	(2,656)	10,328	2,933	—	10,605
Net income	28,672	33,604	18,167	(51,787)	28,656
Less: Income (loss) attributable to noncontrolling interest	—	—	(16)	—	(16)
Net income attributable to common stockholders	28,672	33,604	18,183	(51,787)	28,672

Other comprehensive income, net of tax:
Net income	28,672	33,604	18,167	(51,787)	28,656
Change in foreign currency translation, net of tax of $0	(37,297)	(37,297)	(37,297)	74,594	(37,297)
Change in pension liability	99	99	99	(198)	99
Comprehensive income (loss)	(8,526)	(3,594)	(19,031)	22,609	(8,542)
Less: comprehensive (income) loss attributable to noncontrolling interests	—	—	43	—	43
Comprehensive income (loss) attributable to common stockholders	$(8,526)	$(3,594)	$(18,988)	$22,609	$(8,499)

Forum Energy Technologies, Inc. and subsidiaries
Notes to condensed consolidated financial statements (continued)
(Unaudited)

Condensed consolidating balance sheets

	March 31, 2016
	FET (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
			(in thousands)
Assets
Current assets
Cash and cash equivalents	$—	$40,746	$91,231	$—	$131,977
Accounts receivable—trade, net	—	71,748	37,455	—	109,203
Inventories	—	320,110	106,044	(10,049)	416,105
Cost and profits in excess of billings	—	4,458	9,666	—	14,124
Other current assets	—	20,480	6,366	—	26,846
Total current assets	—	457,542	250,762	(10,049)	698,255
Property and equipment, net of accumulated depreciation	—	149,830	30,376	—	180,206
Deferred financing costs, net	1,750	—	—	—	1,750
Deferred income taxes, net	—	(1)	780	—	779
Intangibles	—	181,081	59,886	—	240,967
Goodwill	—	481,374	189,816	—	671,190
Investment in unconsolidated subsidiary	—	58,296	—	—	58,296
Investment in affiliates	1,175,421	517,135	—	(1,692,556)	—
Long-term advances to affiliates	473,592	—	60,031	(533,623)	—
Other long-term assets	—	2,389	737	—	3,126
Total assets	$1,650,763	$1,847,646	$592,388	$(2,236,228)	$1,854,569
Liabilities and equity
Current liabilities
Current portion of long-term debt	$—	$71	$11	$—	$82
Accounts payable—trade	—	59,272	16,296	—	75,568
Accrued liabilities	13,145	34,388	8,401	—	55,934
Deferred revenue	—	2,551	6,568	—	9,119
Billings in excess of costs and profits	—	632	3,370	—	4,002
Total current liabilities	13,145	96,914	34,646	—	144,705
Long-term debt, net of current portion	396,144	15	11	—	396,170
Long-term payables to affiliates	—	533,623	—	(533,623)	—
Deferred income taxes, net	—	25,542	14,724	—	40,266
Other long-term liabilities	—	16,131	15,333	—	31,464
Total liabilities	409,289	672,225	64,714	(533,623)	612,605

Total stockholder's equity	1,241,474	1,175,421	527,184	(1,702,605)	1,241,474
Noncontrolling interest in subsidiary	—	—	490	—	490
Equity	1,241,474	1,175,421	527,674	(1,702,605)	1,241,964
Total liabilities and equity	$1,650,763	$1,847,646	$592,388	$(2,236,228)	$1,854,569

Forum Energy Technologies, Inc. and subsidiaries
Notes to condensed consolidated financial statements (continued)
(Unaudited)

Condensed consolidating balance sheets

	December 31, 2015
	FET (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
			(in thousands)
Assets
Current assets
Cash and cash equivalents	$—	$36,884	$72,365	$—	$109,249
Accounts receivable—trade, net	—	85,537	53,060	—	138,597
Inventories	—	318,360	115,165	(9,404)	424,121
Cost and profits in excess of billings	—	6,477	5,532	—	12,009
Other current assets	—	25,447	8,389	—	33,836
Total current assets	—	472,705	254,511	(9,404)	717,812
Property and equipment, net of accumulated depreciation	—	153,995	32,672	—	186,667
Deferred financing costs, net	4,125	—	—	—	4,125
Deferred income taxes, net	—	—	780	—	780
Intangibles	—	186,234	60,416	—	246,650
Goodwill	—	481,374	187,662	—	669,036
Investment in unconsolidated subsidiary	—	57,719	—	—	57,719
Investment in affiliates	1,188,707	514,893	—	(1,703,600)	—
Long-term advances to affiliates	467,184	—	60,221	(527,405)	—
Other long-term assets	—	2,549	704	—	3,253
Total assets	$1,660,016	$1,869,469	$596,966	$(2,240,409)	$1,886,042
Liabilities and equity
Current liabilities
Current portion of long-term debt	$—	$243	$10	$—	$253
Accounts payable—trade	$—	$57,529	$19,294	$—	$76,823
Accrued liabilities	7,027	40,874	10,662	—	58,563
Deferred revenue	—	1,334	5,949	—	7,283
Billings in excess of costs and profits recognized	—	1,872	6,759	—	8,631
Total current liabilities	7,027	101,852	42,674	—	151,553
Long-term debt, net of current portion	395,970	34	12	—	396,016
Long-term payables to affiliates	—	527,406	—	(527,406)	—
Deferred income taxes, net	—	36,937	14,163	—	51,100
Other long-term liabilities	—	14,533	15,423	—	29,956
Total liabilities	402,997	680,762	72,272	(527,406)	628,625

Total stockholder's equity	1,257,019	1,188,707	524,297	(1,713,003)	1,257,020
Noncontrolling interest in subsidiary	—	—	397	—	397
Equity	1,257,019	1,188,707	524,694	(1,713,003)	1,257,417
Total liabilities and equity	$1,660,016	$1,869,469	$596,966	$(2,240,409)	$1,886,042

Forum Energy Technologies, Inc. and subsidiaries
Notes to condensed consolidated financial statements (continued)
(Unaudited)

Condensed consolidating statements of cash flows

	Three months ended March 31, 2016
	FET (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
			(in thousands)
Cash flows from (used in) operating activities	$1,670	$6,093	$19,093	$—	$26,856
Cash flows from investing activities
Acquisition of businesses, net of cash acquired	—	—	—	—	—
Capital expenditures for property and equipment	—	(3,991)	(270)	—	(4,261)
Long-term loans and advances to affiliates	(1,324)	348	—	976	—
Other	—	280	29	—	309
Net cash provided by (used in) investing activities	$(1,324)	$(3,363)	$(241)	$976	$(3,952)
Cash flows from financing activities
Borrowings of long-term and short-term debt	—	8	—	—	8
Repayment of long-term and short-term debt	—	(199)		—	(199)
Long-term loans and advances to affiliates	—	1,324	(348)	(976)	—
Deferred financing costs	(513)	—	—	—	(513)
Proceeds from stock issuance	167	(1)	(1)	—	165
Net cash provided by (used in) financing activities	$(346)	$1,132	$(349)	$(976)	$(539)
Effect of exchange rate changes on cash	—	—	363	—	363
Net increase (decrease) in cash and cash equivalents	—	3,862	18,866	—	22,728
Cash and cash equivalents
Beginning of period	—	36,884	72,365	—	109,249
End of period	$—	$40,746	$91,231	$—	$131,977

Forum Energy Technologies, Inc. and subsidiaries
Notes to condensed consolidated financial statements (continued)
(Unaudited)

Condensed consolidating statements of cash flows

	Three Months Ended March 31, 2015
	FET (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
			(in thousands)
Cash flows from (used in) operating activities	$1,628	$33,735	$13,124	$—	$48,487
Cash flows from investing activities
Acquisition of businesses, net of cash acquired	—	(60,836)	—	—	(60,836)
Capital expenditures for property and equipment	—	(7,626)	(3,795)	—	(11,421)
Long-term loans and advances to affiliates	(41,979)	12,997	—	28,982	—
Other	—	175	487	—	662
Net cash provided by (used in) investing activities	$(41,979)	$(55,290)	$(3,308)	$28,982	$(71,595)
Cash flows from financing activities
Repayment of long-term debt	39,898	(207)	(6)	—	39,685
Long-term loans and advances to affiliates	—	41,979	(12,997)	(28,982)	—
Other	(5,001)	—	—	—	(5,001)
Net cash provided by (used in) financing activities	$34,897	$41,772	$(13,003)	$(28,982)	$34,684
Effect of exchange rate changes on cash	—	—	(4,264)	—	(4,264)
Net increase (decrease) in cash and cash equivalents	(5,454)	20,217	(7,451)	—	7,312
Cash and cash equivalents
Beginning of period	5,551	4,006	67,022	—	76,579
End of period	$97	$24,223	$59,571	$—	$83,891

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
All forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q. We disclaim any obligation to update or revise these statements unless required by law, and you should not place undue reliance on these forward-looking statements. Although we believe that our plans, intentions and expectations reflected in or suggested by the forward-looking statements we make in this Quarterly Report on Form 10-Q are reasonable, we can give no assurance that these plans, intentions or expectations will be achieved. We disclose important factors that could cause our actual results to differ materially from our expectations in "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the "SEC") on February 26, 2016 and elsewhere in this Quarterly Report on Form 10-Q. These cautionary statements qualify all forward-looking statements attributable to us or persons acting on our behalf.
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
Beginning with the first quarter of 2016, we realigned our segments. Completions was designated as a separate segment in recognition of the expansion in these operations and its significant growth potential. We are reporting our results of operations in the following reporting segments: Drilling & Subsea, Completions and Production & Infrastructure, instead of the original two segments. Management’s change in the composition of the Company’s reporting segments was made in order to align with activity drivers and the customers of our product groups and to better correspond to the manner in which management will review and evaluate operating performance. This change will be reflected on a retrospective basis in accordance with generally accepted accounting principles, with prior years adjusted to reflect the change in reporting segments. The new segments are composed of the following:

•
Drilling & Subsea segment. We design and manufacture products and provide related services to the drilling and subsea construction and services markets.  We provide these products and related services through two product lines: (i) drilling technologies, which consists of capital equipment and a broad line of expendable drilling products consumed in the drilling process; and (ii) subsea technologies, which consists of subsea capital equipment, specialty components and tooling, products used in subsea pipeline infrastructure, and a broad suite of complementary subsea technical services and rental items.

•
Completions segment. We design, manufacture and supply products and provide related services to the well construction, completion, stimulation and intervention markets.  We provide these products and related services through two product lines: (i) downhole products, which consist of well construction casing and cementing equipment, cable protectors used in completions, composite plugs used for zonal isolation in hydraulic fracturing and wireline flow-control products; and (ii) well stimulation and intervention products, which consists of capital and consumable products sold to the pressure pumping, hydraulic fracturing and flowback services markets, including hydraulic fracturing pumps, pump consumables and flow iron as well as coiled tubing, wireline cable, and pressure control equipment used in the well completion and intervention service markets.

•
Production & Infrastructure segment. We design, manufacture and supply products and provide related equipment and services for production and infrastructure markets.  We provide these products and related services through two product lines: (i) surface production and process equipment, which consist of engineered process systems, production equipment and related field services, as well as desalinization equipment; and (ii) valve solutions, which consists of a wide range of industrial valves focused on serving upstream, midstream, downstream oil and gas customers.

Market Conditions
The level of demand for our products and services is directly related to activity levels and the capital and operating budgets of our customers, which in turn are influenced heavily by energy prices and the expectation as to future trends in those prices. Energy prices have historically been cyclical in nature, as exemplified by the significant decrease in oil prices beginning in the middle of 2014 and are affected by a wide range of factors. Although the extent and duration of the decline in energy prices are difficult to predict, the current market conditions could have a material, adverse impact on our earnings throughout 2016.
The table below shows average crude oil and natural gas prices for West Texas Intermediate crude oil ("WTI"), United Kingdom Brent crude oil (Brent), and Henry Hub natural gas:

	Three months ended
	March 31,	December 31,	March 31,
	2016	2015	2015
Average global oil, $/bbl
West Texas Intermediate	$33.35	$41.94	$48.50
United Kingdom Brent	$33.84	$43.56	$53.98

Average North American Natural Gas, $/Mcf
Henry Hub	$1.99	$2.12	$2.90
Average WTI and Brent oil prices were 20% and 22% lower, respectively, in the first quarter of 2016 than in the fourth quarter of 2015, and were 31% and 37% lower than in the first quarter of 2015, respectively. The WTI oil price was $36.94 and $47.72 per barrel on March 31, 2016 and 2015, respectively. Average natural gas prices were 6% and 31% lower in the first quarter of 2016 than in the fourth quarter of 2015 and the first quarter of 2015, respectively. Crude oil prices began a significant decline in the second half of 2014 and have declined 69% from peak prices in June 2014 to the end of March 2016 primarily as a result of increasing supply and insufficient demand growth. The precipitous decline in oil and natural gas prices since the middle of 2014 has resulted in a significant decrease in exploration and production activity and spending by our customers, causing us to experience a significant, adverse impact on our results of operations. Crude oil prices have recently risen significantly from their lows in February of this year. This increase has not yet caused any meaningful increase in industry activity levels, as reflected in the declining number of active drilling rigs and our continued low level of bookings. Should the global oversupply of crude oil begin to reduce and oil prices continue to increase, we believe that we will begin to see an increase in our revenues. Until then, we expect the significant, adverse impact on our results of operations to continue.

The table below shows the average number of active drilling rigs, based on the weekly Baker Hughes Incorporated rig count, operating by geographic area and drilling for different purposes.

	Three months ended
	March 31,	December 31,	March 31,
	2016	2015	2015
Active Rigs by Location
United States	551	753	1,403
Canada	173	169	343
International	1,016	1,105	1,261
Global Active Rigs	1,740	2,027	3,007

Land vs. Offshore Rigs
Land	1,484	1,737	2,636
Offshore	256	290	371
Global Active Rigs	1,740	2,027	3,007

U.S. Commodity Target
Oil/Gas	441	567	1,110
Gas	110	186	291
Unclassified	—	—	2
Total U.S. Active Rigs	551	753	1,403

U.S. Well Path
Horizontal	435	577	1,055
Vertical	63	103	217
Directional	53	73	131
Total U.S. Active Rigs	551	753	1,403
As a result of lower oil and natural gas prices, the average U.S. rig count decreased 27% from the fourth quarter of 2015, while the international rig count decreased 8% and the Canadian rig count increased 2%, respectively, from the fourth quarter of 2015. The U.S. rig count declined 74% from 1,811 rigs at the beginning of 2015 to 464 rigs at the end of March 2016. A substantial portion of our revenue is impacted by the level of rig activity and the number of wells completed. This significant decrease in the rig count had a negative impact on our results of operations in the first quarter of 2016 and is expected to have a continuing adverse effect on our results through 2016.
The current low energy price environment has caused a steep reduction in activity and spending by our customers. Many exploration and production companies, especially those with operations in North America or offshore, have curtailed operations, reduced the number of wells being drilled, or chosen to defer the completion of wells that have been drilled. This has also resulted in a substantial reduction in activity and revenue for energy service companies, resulting in both exploration and production companies and energy service companies significantly reducing their purchases of both capital and consumable equipment from the Company and other equipment manufacturers. This widespread reduction in spending had a negative impact on our results and new orders in the first quarter of 2016 and may have a continuing adverse effect through 2016, depending on the timing and pace of an anticipated recovery in activity.

The table below shows the amount of total inbound orders by segment for the three months ended March 31, 2016 and 2015:

(in millions of dollars)	Three months ended March 31,
	2016	2015
Orders:
Drilling & Subsea	$56.3	$122.1
Completions	30.6	78.7
Production & Infrastructure	54.1	86.9
Total Orders	$141.0	$287.7

Results of operations
We did not make any acquisitions in the first quarter of 2016 and one acquisition in the first quarter of 2015. For additional information about this acquisition, see Note 3 to the condensed consolidated financial statements in Item 1 of Part I of this quarterly report. Due to this acquisition, our results of operations for the 2016 periods presented may not be comparable to historical results of operations for the 2015 periods.
Three months ended March 31, 2016 compared with three months ended March 31, 2015

	Three months ended March 31,		Favorable / (Unfavorable)
	2016	2015	$	%
(in thousands of dollars, except per share information)
Revenue:
Drilling & Subsea	$65,295	$163,553	$(98,258)	(60.1)%
Completions	34,304	94,496	(60,192)	(63.7)%
Production & Infrastructure	60,511	90,523	(30,012)	(33.2)%
Eliminations	(669)	(476)	(193)	*
Total revenue	$159,441	$348,096	$(188,655)	(54.2)%
Operating income (loss):
Drilling & Subsea	$(9,823)	$19,839	$(29,662)	(149.5)%
Operating income margin %	(15.0)%	12.1%
Completions	(6,458)	20,569	$(27,027)	(131.4)%
Operating income margin %	(18.8)%	21.8%
Production & Infrastructure	(1,371)	7,990	(9,361)	(117.2)%
Operating income margin %	(2.3)%	8.8%
Corporate	(7,227)	(8,261)	1,034	12.5%
Total segment operating income (loss)	$(24,879)	$40,137	$(65,016)	(162.0)%
Operating income margin %	(15.6)%	11.5%
Transaction expenses	166	217	51	*
Loss (gain) on sale of assets and other	(32)	(312)	(280)	*
Income (loss) from operations	(25,013)	40,232	(65,245)	(162.2)%
Interest expense, net	7,133	7,627	494	6.5%
Deferred loan costs written off	2,588	—	(2,588)	*
Foreign exchange (gains) and other, net	(1,380)	(6,656)	(5,276)	*
Other (income) expense, net	8,341	971	(7,370)	*
Income (loss) before income taxes	(33,354)	39,261	(72,615)	(185.0)%
Income tax expense	(10,406)	10,605	21,011	198.1%
Net income (loss)	(22,948)	28,656	(51,604)	(180.1)%
Less: Income (loss) attributable to non-controlling interest	(5)	(16)	11	*
Income (loss) attributable to common stockholders	$(22,943)	$28,672	$(51,615)	(180.0)%

Weighted average shares outstanding
Basic	90,477	89,482
Diluted	90,477	91,469
Earnings (losses) per share
Basic	$(0.25)	$0.32
Diluted	$(0.25)	$0.31
* not meaningful

Revenue
Our revenue for the three months ended March 31, 2016 decreased $188.7 million, or 54.2%, to $159.4 million compared to the three months ended March 31, 2015. For the three months ended March 31, 2016, our Drilling & Subsea segment Production & Infrastructure segment, and Completions segment comprised 41.0%, 37.9% and 21.1% of our total revenue, respectively, which compared to 47.0%, 25.9% and 27.1%of total revenue, respectively, for the three months ended March 31, 2015. The changes in revenue by operating segment consisted of the following:
Drilling & Subsea segment — Revenue decreased $98.3 million, or 60.1%, to $65.3 million during the three months ended March 31, 2016 compared to the three months ended March 31, 2015 as a result of decreased oil and natural gas drilling and well completions activity in North America and reduced investments in deepwater oil and gas projects globally. The U.S. average rig count decreased 61% compared to the prior year period resulting in decreased sales of our drilling equipment products. We also recognized lower revenue compared to the prior year period on our subsea products as construction of vessels requiring our workclass remote operated vehicles and associated systems and other deepwater projects were delayed.
Completions segment — Revenue decreased $60.2 million, or 63.7%, to $34.3 million during the three months ended March 31, 2016 compared to the three months ended March 31, 2015. The decrease in revenue was attributable to decreased well completions activity in North America, hence lower sales of our casing and cementing equipment, products sold to pressure pumping service providers and pressure control capital equipment.
Production & Infrastructure segment — Revenue decreased $30.0 million, or 33.2%, to $60.5 million during the three months ended March 31, 2016 compared to the three months ended March 31, 2015. The decrease in revenue was primarily attributable to lower sales of our surface production equipment to exploration and production operators and to a lesser extent, lower sales of our valves to the upstream sector. The demand for our midstream and downstream valves has been more resilient.
Segment operating income and segment operating margin percentage
Segment operating income (loss) for the three months ended March 31, 2016, decreased $65.0 million to $(24.9) million compared to the three months ended March 31, 2015. The segment operating margin percentage is calculated by dividing segment operating income (loss) by revenue for the period. For the three months ended March 31, 2016, the segment operating margin percentage of (15.6)% represents a decrease from the 11.5% operating margin percentage for three months ended March 31, 2015. In addition to the impact of lower prices for our products resulting from increased competition, the change in operating margin percentage for each segment is explained as follows:
Drilling & Subsea segment — The operating margin percentage for this segment decreased to (15.0)% for the three months ended March 31, 2016, from 12.1% for the three months ended March 31, 2015. The first quarter of 2016 and 2015 included $0.5 million and $3.6 million, respectively of severance and facility closure costs incurred to reduce our cost structure in line with current market activity levels. Excluding these charges, the operating margins were (14.2)% for the three months ended March 31, 2016 and 14.3% for the comparable period in 2015. The main driver for this decrease in operating margin percentage is the lower activity levels, which have caused a loss of manufacturing scale efficiencies. We believe that adjusted operating margins excluding the costs described above are useful for investors to assess operating performance especially when comparing periods.
Completions segment — The operating margin percentage for this segment decreased to (18.8)% for the three months ended March 31, 2016, from 21.8% for the three months ended March 31, 2015. The decrease in operating margin percentage is due to reduced operating leverage on lower volumes and pricing pressure especially on consumable flow equipment sold to pressure pumping service companies. Also impacting margins was lower earnings from our investment in Global Tubing, LLC.
Production & Infrastructure segment — The operating margin percentage for this segment decreased to (2.3)% for the three months ended March 31, 2016, from 8.8% for the three months ended March 31, 2015. The current quarter segment operating income (loss) includes $2.0 million of costs related to facility consolidation. The decrease in operating margin percentage was attributable to higher competition for fewer sales of our surface production equipment on lower activity levels, and reduced operating leverage on lower volumes. The operating margins for our valve products have been more resilient as demand for midstream and downstream valves remains strong.
Corporate — Selling, general and administrative expenses for Corporate decreased by $1.0 million, or 12.5% to $7.2 million, for the three months ended March 31, 2016 compared to the three months ended March 31, 2015, due to lower personnel costs and lower professional fees. Corporate costs include, among other items, payroll related costs for general management and management of finance and administration, legal, human resources and information technology; professional fees for legal, accounting and related services; and marketing costs.
Other items not included in segment operating income
Several items are not included in segment operating income, but are included in total operating income. These items include transaction expenses, and gains and losses from the sale of assets. Transaction expenses relate to legal and other advisory costs incurred in acquiring businesses and are not considered to be part of segment operating income. These costs were $0.2 million for the three months ended March 31, 2016 and $0.2 million for the three months ended March 31, 2015.
Other income and expense
Other income and expense includes interest expense and foreign exchange gains and losses. We incurred $7.1 million of interest expense during the three months ended March 31, 2016, a decrease of $0.5 million from the three months ended March 31, 2015 on lower outstanding indebtedness. The foreign exchange gains or losses are primarily the result of movements in the British pound and the Euro relative to the U.S. dollar. In the three months ended March 31, 2016, we wrote off $2.6 million of deferred financing costs as a result of the amendment of our Credit Facility in the first quarter of 2016 reducing the size of the undrawn revolving credit line.
Taxes
Tax expense includes current income taxes expected to be due based on taxable income to be reported during the periods in the various jurisdictions in which we conduct business, and deferred income taxes based on changes in the tax effect of temporary differences between the bases of assets and liabilities for financial reporting and tax purposes at the beginning and end of the respective periods. The effective tax rate, calculated by dividing total tax expense by income before income taxes, was 31.2% for the three months ended March 31, 2016 and 27.0% for the three months ended March 31, 2015. The tax rate for the three months ended March 31, 2016 is higher than the comparable period in 2015 primarily due to the proportion of losses being generated in the United States, which are benefited at a higher statutory tax rate, as compared to earnings being generated outside the United States in jurisdictions subject to lower tax rates.
Liquidity and capital resources
Sources and uses of liquidity
At March 31, 2016, we had cash and cash equivalents of $132.0 million and total debt of $396.3 million. We believe that cash on hand and cash generated from operations will be sufficient to fund operations, working capital needs, capital expenditure requirements and financing obligations for the foreseeable future.
Our total 2016 capital expenditure budget is approximately $20.0 million, which consists of, among other items, investments in maintaining and consolidating certain manufacturing facilities, replacing end of life machinery and equipment, maintaining our rental fleet of subsea equipment, and general capital expenditures. This budget does not include expenditures for potential business acquisitions.
Although we do not budget for acquisitions, pursuing growth through acquisitions is a significant part of our business strategy. We expanded and diversified our product portfolio with the acquisition of one business in the first quarter of 2015 for total consideration of $61.9 million. We used cash on hand and borrowings under the Credit Facility to finance this acquisition. We continue to actively review acquisition opportunities on an ongoing basis. Our ability to make significant additional acquisitions for cash may require us to obtain additional equity or debt financing, which we may not be able to obtain on terms acceptable to us or at all.

Our cash flows for the three months ended March 31, 2016 and 2015 are presented below (in millions):

	Three Months Ended March 31,
	2016	2015
Net cash provided by operating activities	$26.9	$48.5
Net cash used in investing activities	(4.0)	(71.6)
Net cash provided by (used in) financing activities	(0.5)	34.7
Net increase in cash and cash equivalents	$22.7	$7.3
Cash flows provided by operating activities
Net cash provided by operating activities was $26.9 million and $48.5 million for the three months ended March 31, 2016 and 2015, respectively. Cash provided by operations decreased primarily as a result of lower earnings, offset by positive cash flow resulting from lower investments in working capital.
Cash flows used in investing activities
Net cash used in investing activities was $4.0 million and $71.6 million for the three months ended March 31, 2016 and 2015, respectively. The decrease was primarily due to no acquisitions in the first quarter of 2016 compared to $60.8 million of consideration paid for an acquisition in the first quarter of 2015. Capital expenditures for the three months ended March 31, 2016 were $4.3 million as compared to $11.4 million for the comparable prior period as we have reduced our capital budgets to maintenance levels.
Cash flows used in financing activities
Net cash used in financing activities was $0.5 million for the three months ended March 31, 2016, compared to cash provided by financing activities of $34.7 million for the three months ended March 31, 2015. The decrease resulted from our not closing any acquisitions in the three months ended March 31, 2016, while we partially funded one acquisition in the three months ended March 31, 2015 by drawing on our Credit Facility.
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
Credit Facility
On February 25, 2016, the Company amended its senior secured Credit Facility to reduce commitment fees and provide borrowing capacity for general corporate purposes. The Amended Facility provides for a revolving credit line of up to$200.0 million , including up to $25.0 million available for letters of credit and up to $10.0 million in swingline loans. Availability under the Amended Facility is subject to a borrowing base calculated by reference to eligible accounts receivable in the United States, United Kingdom and Canada, eligible inventory in the United States, and cash on hand.
The Amended Facility reduced our borrowing capacity from $600.0 million to $200.0 million, as such the Company has written off $2.6 million of the deferred financing costs related to the credit facility.
There have been no changes to the Amended Facility financial covenants disclosed in Item 7 of our 2015 Annual Report on Form 10-K. As of March 31, 2016, we were in compliance with all financial covenants. We had no borrowings outstanding under our Credit Facility, and we had $10.5 million of outstanding letters of credit. Subsequent to March 31, 2016, upon the completion of the bank's borrowing base audit, we had the capacity to borrow an additional $189.5 million subject to certain limitations in the Credit Facility. If our adjusted EBITDA levels do not increase in future quarters, our borrowing capacity under the Amended Facility could be reduced.
Off-balance sheet arrangements
As of March 31, 2016, we had no off-balance sheet instruments or financial arrangements, other than operating leases and letters of credit entered into in the ordinary course of business.

Contractual obligations
Except for net repayments under the Amended Facility, as of March 31, 2016, there have been no material changes in our contractual obligations and commitments disclosed in the Annual Report.
Critical accounting policies and estimates
There have been no material changes in our critical accounting policies and procedures during the three months ended March 31, 2016. For a detailed discussion of our critical accounting policies and estimates, refer to our 2015 Annual Report on Form 10-K.
Recent accounting pronouncements
In March and April 2016, the FASB issued Accounting Standards Update ("ASU") No.2016-10, Revenue from Contracts with Customers (Topic 606) - Identifying Performance Obligations and Licensing, and No. 2016-08 Revenue from Contracts with Customers (Topic 606) - Principal versus Agent Considerations. ASU no. 2016-10 amended and clarified the guidance in the new revenue standard on identifying performance obligation and accounting for licenses of intellectual property and addressed the implementation issues. ASU no. 2016-08 amended the guidance in the new revenue standard on assessing whether an entity is a principal or an agent in a revenue transaction, which impacts whether an entity reports revenue on a gross or net basis. Both standards will take effect for public companies for annual periods beginning after December 15, 2017, and interim periods within those annual periods. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. We are currently evaluating the impact of the adoption of the above guidance.
In March 2016, the FASB issued ASU No.2016-09, Improvements to Employee Share-Based Payment Accounting.  This new guidance includes provisions intended to simplify various aspects related to how share-based payments are accounted for and presented in the financial statements: a) All excess tax benefits and tax deficiencies should be recognized as income tax expense or benefit in the income statement; b) Excess tax benefits should be classified along with other income tax cash flows as an operating activity; c) An entity can make an entity-wide accounting policy election to either estimate the number of awards that are expected to vest or account for forfeitures when they occur; d) The threshold to qualify for equity classification permits withholding up to the maximum statutory tax rates in the applicable jurisdictions; e) Cash paid by an employer when directly withholding shares for tax withholding purposes should be classified as a financing activity. There are also two additional provisions for non-public entities that do not apply to us. The standard will take effect for public companies for annual periods beginning after December 15, 2016, and interim periods within those annual periods. We are currently evaluating the impact of the adoption of this guidance.
In February 2016, the FASB issued ASU No.2016-02, Leases.  Under this new guidance, lessees will be required to recognize assets and liabilities on the balance sheet for the rights and obligations created by all leases with terms of more than twelve months. The standard will take effect for public companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018.  We are currently evaluating the impact of the adoption of this guidance.
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
There have been no significant changes to our market risk since December 31, 2015. For a discussion of our exposure to market risk, refer to Part II, Item 7(a), “Quantitative and Qualitative Disclosures About Market Risk,” in our 2015 Annual Report on Form 10-K.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our management, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b) as of March 31, 2016. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2016 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
Refer to Note 10, Commitments and Contingencies, in Part I, Item 1, Financial Statements, for a discussion of our legal proceedings, which is incorporated into this Item 1 of Part II by reference.
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
.
Shares of common stock purchased and placed in treasury during the three months ended March 31, 2016 were as follows:

Period	Total number of shares purchased (a)	Average price paid per share	Total number of shares purchased as part of publicly announced plan or programs	Maximum value of shares that may yet be purchased under the plan or program (in thousands)
January 1, 2016 - January 31, 2016	—	$—	—	$49,752
February 1, 2016 - February 29, 2016	—	$—	—	—
March 1, 2016 - March 31, 2016	—	$—	—	—
Total	—	$—	—	$49,752
(a) No shares were purchased during the three months ended March 31, 2016.

Item 6. Exhibits

Exhibit
Number		DESCRIPTION

10.1*		Form of Restricted Stock Unit Agreement (Directors).

10.2*		Form of Restricted Stock Agreement (Directors).

10.3*		Form of Restricted Stock Unit Agreement (Employees and Consultants - Group 1)

10.4*		Form of Restricted Stock Unit Agreement (Employees and Consultants - Group 2)

10.5*		Form of Restricted Stock Agreement (Employees and Consultants).

10.6*		Form of Nonstatutory Stock Option Agreement (Employees and Consultants).

10.7*		Form of Performance Share Award Agreement (Employees and Consultants).

10.8**
Amendment No. 1 to Second Amended and Restated Credit Agreement, dated as of February 25, 2016, by and among Forum Energy Technologies, Inc., as borrower, the guarantors party thereto, the lenders party thereto and Wells Fargo Bank, National Association, as administrative agent. (incorporated herein by reference to Exhibit 10.1 on the Company's Current Report on Form 8-K,filed on February 25, 2016).

31.1*	—	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	—	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	—	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	—	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	—	XBRL Instance Document.

101.SCH*	—	XBRL Taxonomy Extension Schema Document.

101.CAL*	—	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB*	—	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	—	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF*	—	XBRL Taxonomy Extension Definition Linkbase Document.

* Filed herewith.

**Previously filed.

SIGNATURES
As required by Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has authorized this report to be signed on its behalf by the undersigned authorized individuals.

FORUM ENERGY TECHNOLOGIES, INC.
Date:	May 3, 2016	By:	/s/ James W. Harris
James W. Harris
Executive Vice President and Chief Financial Officer
(As Duly Authorized Officer and Principal Financial Officer)

		By:	/s/ Tylar K. Schmitt
Tylar K. Schmitt
Vice President and Chief Accounting Officer
(As Duly Authorized Officer and Principal Accounting Officer)