Form 10-Q
period 2016-06-30
FORUM ENERGY TECHNOLOGIES, INC.
filed 2016-08-02
CIK 1401257

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________________
FORM 10-Q
___________________________________

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of August 1, 2016, there were 91,349,252 common shares outstanding.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
Forum Energy Technologies, Inc. and subsidiaries
Condensed consolidated statements of comprehensive income (loss)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
(in thousands, except per share information)	2016	2015	2016	2015
Revenue	$142,723	$284,415	$302,164	$632,511
Cost of sales	137,442	199,532	262,326	438,502
Gross profit	5,281	84,883	39,838	194,009
Operating expenses
Selling, general and administrative expenses	58,263	66,225	118,276	139,785
Transaction expenses	64	23	230	240
Loss (gain) on sale of assets and other	48	37	16	(275)
Total operating expenses	58,375	66,285	118,522	139,750
Earnings from equity investment	216	3,840	793	8,411
Operating income (loss)	(52,878)	22,438	(77,891)	62,670
Other expense (income)
Interest expense	6,785	7,607	13,918	15,234
Deferred financing costs written off	—	—	2,588	—
Foreign exchange (gains) losses and other, net	(10,014)	4,055	(11,394)	(2,601)
Total other expense (income)	(3,229)	11,662	5,112	12,633
Income (loss) before income taxes	(49,649)	10,776	(83,003)	50,037
Provision (benefit) for income tax expense	(21,147)	1,911	(31,553)	12,516
Net income (loss)	(28,502)	8,865	(51,450)	37,521
Less: Income (loss) attributable to noncontrolling interest	35	(9)	30	(25)
Net income (loss) attributable to common stockholders	(28,537)	8,874	(51,480)	37,546

Weighted average shares outstanding
Basic	90,707	89,767	90,592	89,625
Diluted	90,707	91,884	90,592	91,597
Earnings (losses) per share
Basic	$(0.31)	$0.10	$(0.57)	$0.42
Diluted	$(0.31)	$0.10	$(0.57)	$0.41

Other comprehensive income (loss), net of tax:
Net income (loss)	(28,502)	8,865	(51,450)	37,521
Change in foreign currency translation, net of tax of $0	(22,847)	25,491	(19,375)	(11,806)
Gain (loss) on pension liability	24	(29)	(19)	70
Comprehensive income (loss)	(51,325)	34,327	(70,844)	25,785
Less: comprehensive loss (income) attributable to noncontrolling interests	(36)	11	(129)	54
Comprehensive income (loss) attributable to common stockholders	$(51,361)	$34,338	$(70,973)	$25,839
The accompanying notes are an integral part of these condensed consolidated financial statements.

Forum Energy Technologies, Inc. and subsidiaries
Condensed consolidated balance sheets
(Unaudited)

(in thousands, except share information)	June 30, 2016	December 31, 2015
Assets
Current assets
Cash and cash equivalents	$137,229	$109,249
Accounts receivable—trade, net	94,414	138,597
Inventories, net	375,035	424,121
Prepaid expenses and other current assets	23,954	33,836
Costs and estimated profits in excess of billings	9,882	12,009
Total current assets	640,514	717,812
Property and equipment, net of accumulated depreciation	173,580	186,667
Deferred financing costs, net	1,581	4,125
Intangibles, net	232,519	246,650
Goodwill	662,929	669,036
Investment in unconsolidated subsidiary	58,109	57,719
Deferred income taxes, net	736	780
Other long-term assets	3,218	3,253
Total assets	$1,773,186	$1,886,042
Liabilities and equity
Current liabilities
Current portion of long-term debt	$44	$253
Accounts payable—trade	69,041	76,823
Accrued liabilities	51,137	58,563
Deferred revenue	9,092	7,283
Billings in excess of costs and profits recognized	2,387	8,631
Total current liabilities	131,701	151,553
Long-term debt, net of current portion	396,334	396,016
Deferred income taxes, net	18,684	51,100
Other long-term liabilities	30,859	29,956
Total liabilities	577,578	628,625
Commitments and contingencies (Note 11)
Equity
Common stock, $0.01 par value, 296,000,000 shares authorized, 99,410,389 and 98,605,902 shares issued	994	986
Additional paid-in capital	900,469	891,248
Treasury stock at cost, 8,154,226 and 8,145,802 shares	(133,511)	(133,318)
Retained earnings	528,672	580,152
Accumulated other comprehensive income (loss)	(101,542)	(82,048)
Total stockholders’ equity	1,195,082	1,257,020
Noncontrolling interest in subsidiary	526	397
Total equity	1,195,608	1,257,417
Total liabilities and equity	$1,773,186	$1,886,042
The accompanying notes are an integral part of these condensed consolidated financial statements.

Forum Energy Technologies, Inc. and subsidiaries
Condensed consolidated statements of cash flows
(Unaudited)

	Six Months Ended June 30,
(in thousands, except share information)	2016	2015
Cash flows from operating activities
Net income (loss)	$(51,450)	$37,521
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation expense	18,329	18,996
Amortization of intangible assets	13,231	13,671
Share-based compensation expense	10,322	11,814
Deferred income taxes	(33,412)	69
Deferred financing cost written off	2,588	—
Inventory write down	22,733	3,285
Earnings from equity investment, net of distributions	(389)	(5,633)
Other	2,068	2,588
Changes in operating assets and liabilities
Accounts receivable—trade	41,679	90,944
Inventories	27,279	(42,294)
Prepaid expenses and other current assets	6,342	(4,729)
Accounts payable, deferred revenue and other accrued liabilities	(10,220)	(62,388)
Costs and estimated profits in excess of billings, net	(4,183)	(7,960)
Net cash provided by operating activities	$44,917	$55,884
Cash flows from investing activities
Acquisition of businesses, net of cash acquired	(2,700)	(60,836)
Capital expenditures for property and equipment	(10,040)	(19,680)
Proceeds from sale of business, property and equipment	3,710	1,408
Net cash used in investing activities	$(9,030)	$(79,108)
Cash flows from financing activities
Borrowings under Credit Facility	—	79,943
Repayment of long-term debt	(238)	(70,580)
Excess tax benefits from stock based compensation	—	106
Repurchases of stock	(192)	(6,194)
Proceeds from stock issuance	203	2,280
Deferred financing costs	(513)	—
Net cash provided by (used in) financing activities	$(740)	$5,555
Effect of exchange rate changes on cash	(7,167)	(1,069)
Net increase (decrease) in cash and cash equivalents	27,980	(18,738)
Cash and cash equivalents
Beginning of period	109,249	76,579
End of period	$137,229	$57,841
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
The Company's investment in an operating entity where the Company has the ability to exert significant influence, but does not control operating and financial policies, is accounted for using the equity method. The Company's share of the net income (loss) of this entity is recorded as "Earnings from equity investment" in the unaudited condensed consolidated statements of comprehensive income (loss). The investment in this entity is included in "Investment in unconsolidated subsidiary" in the unaudited condensed consolidated balance sheets. The Company reports its share of equity earnings within operating income (loss) as the investee's operations are integral to the operations of the Company.
In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for the fair statement of the Company's financial position, results of operations and cash flows have been included. Operating results for the six months ended June 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016 or any other interim period.
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
In May 2016, the FASB issued Accounting Standards Update ("ASU") No. 2016-11 Revenue recognition (Topic 605) and Derivatives and Hedging (Topic 815) - Rescission of SEC Guidance Because of Accounting Standards Updates No. 2014-09 and No. 2014-16 Pursuant to Staff Announcements at the March 3, 2016 EITF Meeting. This new guidance rescinded certain SEC staff observer comments in Topic 605 related to revenue and expense recognition for freight services in process and accounting for shipping and handling fees and costs, Topic 932 related to gas-balancing arrangements, and Topic 815 nature of a host contract related to a hybrid instrument issued in the form of a share. ASU 2016-11 is effectively immediately and is not expected to have a material impact on the Company's consolidated financial statements.
In March, April and May 2016, the FASB issued a series of ASUs on revenue standards, including No. 2016-08 Revenue from Contracts with Customers (Topic 606) - Principal versus Agent Considerations, No.2016-10, Revenue from Contracts with Customers (Topic 606) - Identifying Performance Obligations and Licensing, and No. 2016-12 Revenue from Contracts with Customers (Topic 606) - Narrow-Scope Improvements and Practical Expedients. ASU No. 2016-08 amended the guidance in the new revenue standard on assessing whether an entity is a principal or an agent in a revenue transaction, which impacts whether an entity reports revenue on a gross or net basis. ASU No. 2016-10 amended and clarified the guidance in the new revenue standard on identifying performance obligation and accounting for licenses of intellectual property and addressed the implementation issues. ASU No. 2016-12 amended and updated only the narrow aspects of Topic 606. The above standards will take effect for public companies for annual periods beginning after December 15, 2017, and interim periods within those annual periods. Earlier application is permitted

Forum Energy Technologies, Inc. and subsidiaries
Notes to condensed consolidated financial statements (continued)
(Unaudited)

only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The Company is currently evaluating the impact of the adoption of the above guidance.
In March 2016, the FASB issued ASU No.2016-09, Improvements to Employee Share-Based Payment Accounting.  This new guidance includes provisions intended to simplify various aspects related to how share-based payments are accounted for and presented in the financial statements: a) All excess tax benefits and tax deficiencies should be recognized as income tax expense or benefit in the income statement; b) Excess tax benefits should be classified along with other income tax cash flows as an operating activity; c) An entity can make an entity-wide accounting policy election to either estimate the number of awards that are expected to vest or account for forfeitures when they occur; d) The threshold to qualify for equity classification permits withholding up to the maximum statutory tax rates in the applicable jurisdictions; e) Cash paid by an employer when directly withholding shares for tax withholding purposes should be classified as a financing activity. There are also two additional provisions for non-public entities that do not apply to the Company. The standard will take effect for public companies for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The Company is currently evaluating the impact of the adoption of this guidance.
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

Forum Energy Technologies, Inc. and subsidiaries
Notes to condensed consolidated financial statements (continued)
(Unaudited)

3. Acquisitions
2016 Acquisition
In April 2016, the Company completed the acquisition of the wholesale completion packers business of Team Oil Tools, Inc. The acquisition includes a wide variety of completion and service tools, including retrievable and permanent packers, bridge plugs, and accessories which are sold to the oilfield service providers, packer repair companies and distributors on a global basis, and is included in the Completions segment. The fair values of the assets acquired and liabilities assumed have not been presented because it is not material to the unaudited condensed consolidated financial statements.
2015 Acquisition
Effective February 2, 2015, the Company completed the acquisition of J-Mac Tool, Inc. ("J-Mac") for consideration of $61.9 million, including $1.1 million not yet paid until the review of working capital is finalized. J-Mac is a Fort Worth, Texas based manufacturer of high quality hydraulic fracturing pumps, power ends, fluid ends and other pump accessories. J-Mac is included in the Completions segment. The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of the acquisition (in thousands):

2015 Acquisition
Current assets, net of cash acquired	$36,174
Property and equipment	11,506
Intangible assets (primarily customer relationships)	10,400
Tax-deductible goodwill	13,977
Current liabilities	(10,129)
Long-term liabilities	(22)
Net assets acquired	$61,906
Revenues and net income (loss) related to the acquisitions were not significant for the current and prior periods presented in this report. Pro forma results of operations for 2015 and 2016 acquisitions have not been presented because the effects were not material to the unaudited condensed consolidated financial statements on either an individual or aggregate basis.
4. Inventories
The Company's significant components of inventory at June 30, 2016 and December 31, 2015 were as follows (in thousands):

	June 30, 2016	December 31, 2015
Raw materials and parts	$121,140	$148,372
Work in process	29,071	38,381
Finished goods	311,004	315,256
Gross inventories	461,215	502,009
Inventory reserve	(86,180)	(77,888)
Inventories	$375,035	$424,121

Forum Energy Technologies, Inc. and subsidiaries
Notes to condensed consolidated financial statements (continued)
(Unaudited)

5. Goodwill and intangible assets
Goodwill
The changes in the carrying amount of goodwill from December 31, 2015 to June 30, 2016, were as follows (in thousands):

	Drilling & Subsea	Completions	Production & Infrastructure	Total
Goodwill Balance at December 31, 2015, net	$334,595	$316,914	$17,527	$669,036
Acquisitions	—	—	—	—
Impact of non-U.S. local currency translation	(8,014)	1,689	218	(6,107)
Goodwill Balance at June 30, 2016, net	$326,581	$318,603	$17,745	$662,929

The Company performs its annual impairment tests of goodwill as of October 1. There was no impairment of goodwill during the three months and six months ended June 30, 2016. Accumulated impairment losses on goodwill were $168.8 million as of June 30, 2016 and December 31, 2015.

Intangible assets
Intangible assets consisted of the following as of June 30, 2016 and December 31, 2015, respectively (in thousands):

	June 30, 2016
	Gross carrying amount	Accumulated amortization	Net amortizable intangibles	Amortization period (in years)
Customer relationships	$275,707	$(108,591)	$167,116	4-15
Patents and technology	34,271	(11,228)	23,043	5-17
Non-compete agreements	7,550	(6,494)	1,056	3-6
Trade names	45,113	(16,757)	28,356	10-15
Distributor relationships	22,160	(14,442)	7,718	8-15
Trademark	5,230	—	5,230	Indefinite
Intangible Assets Total	$390,031	$(157,512)	$232,519

	December 31, 2015
	Gross carrying amount	Accumulated amortization	Net amortizable intangibles	Amortization period (in years)
Customer relationships	$280,297	$(101,636)	$178,661	4-15
Patents and technology	34,140	(10,264)	23,876	5-17
Non-compete agreements	7,269	(6,292)	977	3-6
Trade names	45,446	(15,890)	29,556	10-15
Distributor relationships	22,160	(13,810)	8,350	8-15
Trademark	5,230	—	5,230	Indefinite
Intangible Assets Total	$394,542	$(147,892)	$246,650

Forum Energy Technologies, Inc. and subsidiaries
Notes to condensed consolidated financial statements (continued)
(Unaudited)

6. Debt
Notes payable and lines of credit as of June 30, 2016 and December 31, 2015 consisted of the following (in thousands):

	June 30, 2016	December 31, 2015
6.25% Senior Notes due October 2021	$400,000	$400,000
Unamortized debt premium	2,192	2,395
Deferred financing cost	(5,874)	(6,425)
Senior secured revolving credit facility	—	—
Other debt	60	299
Total debt	396,378	396,269
Less: current maturities	44	253
Long-term debt	$396,334	$396,016
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
The Amended Facility reduced the borrowing capacity from $600.0 million to $200.0 million. Accordingly, the Company has written off $2.6 million of the deferred financing costs related to the Credit Facility.
The Credit Facility matures in November 2018. As of June 30, 2016, we had no borrowings outstanding under the Credit Facility, and $10.5 million of outstanding letters of credit. As of June 30, 2016, the Company had the capacity to borrow an additional $189.5 million subject to certain limitations in the Credit Facility.
There have been no changes to the financial covenants disclosed in Item 8 of the Annual Report and the Company was in compliance with all financial covenants at June 30, 2016.
7. Income taxes
The Company's effective tax rate was 38.0% for the six months ended June 30, 2016 and 25.0% for the six months ended June 30, 2015. The effective tax rate was 42.6% for the three months ended June 30, 2016 and 17.7% for the three months ended June 30, 2015. The tax rates for the three months ended and six months ended June 30, 2016 are higher than the comparable period in 2015 primarily due to the losses incurred in the United States, which are benefited at a higher statutory tax rate, offset by earnings outside the United States in jurisdictions subject to lower tax rates. The effective tax rate can vary from period to period depending on the Company's relative mix of U.S. and non-U.S. earnings and losses.
8. Fair value measurements
At June 30, 2016, the Company had no debt outstanding under the Credit Facility, and $10.5 million of outstanding letters of credit. Substantially all of the debt, if any, under the Credit Facility incurs interest at a variable interest rate and, therefore, the carrying amount approximates fair value. The fair value of the debt is classified as a Level 2 measurement because interest rates charged are similar to other financial instruments with similar terms and maturities.

Forum Energy Technologies, Inc. and subsidiaries
Notes to condensed consolidated financial statements (continued)
(Unaudited)

The fair value of the Company’s Senior Notes is estimated using Level 2 inputs in the fair value hierarchy and is based on quoted prices for those or similar instruments. At June 30, 2016, the fair value and the carrying value of the Company’s Senior Notes approximated $371.0 million and $402.2 million, respectively. At December 31, 2015, the fair value and the carrying value of the Company’s Senior Notes approximated $334.1 million and $402.5 million, respectively.
There were no outstanding financial assets as of June 30, 2016 and December 31, 2015 that required measuring the amounts at fair value. The Company did not change its valuation techniques associated with recurring fair value measurements from prior periods and there were no transfers between levels of the fair value hierarchy during the six months ended June 30, 2016.
9. Business segments
Beginning with the first quarter of 2016, the Company realigned its segments. Completions was designated as a separate segment in recognition of its expanded operations and its significant growth potential. The Company is reporting its results of operations in the following three reportable segments: Drilling & Subsea, Completions and Production & Infrastructure, instead of the original two reportable segments. Management’s change in the composition of the Company’s reporting segments was made in order to align with activity drivers and the customers of our product group, and how management reviews and evaluates operating performance. This change will be reflected on a retrospective basis in accordance with GAAP, with prior years adjusted to reflect the change in reporting segments. The amounts indicated below as "Corporate" relate to costs and assets not allocated to the reportable operating segments. Summary financial data by segment follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Revenue:
Drilling & Subsea	$56,734	$129,719	$122,029	$293,272
Completions	24,467	72,342	58,771	166,838
Production & Infrastructure	61,823	82,536	122,334	173,059
Intersegment eliminations	(301)	(182)	(970)	(658)
Total revenue	$142,723	$284,415	$302,164	$632,511

Operating income (loss):
Drilling & Subsea	$(20,533)	$10,292	$(30,356)	$30,131
Completions	(28,024)	10,856	(34,482)	31,425
Production & Infrastructure	2,578	9,433	1,207	17,423
Corporate	(6,787)	(8,083)	(14,014)	(16,344)
Total segment operating income (loss)	(52,766)	22,498	(77,645)	62,635
Transaction expenses	64	23	230	240
Loss (gain) on sale of assets and other	48	37	16	(275)
Income (loss) from operations	$(52,878)	$22,438	$(77,891)	$62,670

Forum Energy Technologies, Inc. and subsidiaries
Notes to condensed consolidated financial statements (continued)
(Unaudited)

A summary of consolidated assets by reportable segment is as follows (in thousands):

	June 30, 2016	December 31, 2015
Assets
Drilling & Subsea	$818,996	$912,324
Completions	700,588	728,745
Production & Infrastructure	183,770	187,741
Corporate	69,832	57,232
Total assets	$1,773,186	$1,886,042
Corporate assets include, among other items, prepaid assets, cash and deferred financing costs.
10. Earnings per share
The calculation of basic and diluted earnings (losses) per share for each period presented was as follows (dollars and shares in thousands, except per share amounts):

	Three months ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net Income (loss) attributable to common stockholders	$(28,537)	$8,874	$(51,480)	$37,546

Average shares outstanding (basic)	90,707	89,767	90,592	89,625
Common stock equivalents	—	2,117	—	1,972
Diluted shares	90,707	91,884	90,592	91,597
Earnings (losses) per share
Basic earnings (losses) per share	$(0.31)	$0.10	$(0.57)	$0.42
Diluted earnings (losses) per share	$(0.31)	$0.10	$(0.57)	$0.41
The diluted earnings per share calculation excludes all stock options for the three months and six months ended June 30, 2016, because there is a net loss for each period. The diluted earnings per share calculation excludes approximately 1.3 million stock options for the three months ended June 30, 2015, and 1.7 million stock options for the six months ended June 30, 2015, because they were anti-dilutive as the option exercise price was greater than the average market price of the common stock.
11. Commitments and contingencies
In the ordinary course of business, the Company is, and in the future could be, involved in various pending or threatened legal actions that may or may not be covered by insurance. Management has reviewed such pending judicial and legal proceedings, the reasonably anticipated costs and expenses in connection with such proceedings, and the availability and limits of insurance coverage. Reserves have been established that are believed to be appropriate in light of the outcomes that are considered to be probable and can be reasonably estimated. The reserves accrued at June 30, 2016 and December 31, 2015, respectively, are immaterial.
12. Stockholders' equity
Share-based compensation
During the six months ended June 30, 2016, the Company granted 818,620 options and 1,712,639 shares of restricted stock or restricted stock units, which includes 257,900 performance share awards with a market condition. The stock options were granted with exercise prices of $9.39. Of the restricted stock or restricted stock units granted, 1,334,922 vest ratably over four years on each anniversary of the grant date. 119,817 shares of restricted stock or restricted stock units were granted to the non-employee members of the Board of Directors, which have a twelve month vesting period

Forum Energy Technologies, Inc. and subsidiaries
Notes to condensed consolidated financial statements (continued)
(Unaudited)

from the grant date. The performance share awards granted may settle for between zero and two shares of the Company's common stock. The number of shares issued pursuant to the performance share awards will be determined based on the total shareholder return of the Company's common stock as compared to a group of peer companies, measured annually over a one year, two year and three-year performance period.
13. Related party transactions
The Company has sold and purchased equipment and services to and from various affiliates of certain directors. The dollar amounts related to these related party activities are not material to the Company’s unaudited condensed consolidated financial statements.
14. Condensed consolidating financial statements
The Senior Notes are guaranteed by our domestic subsidiaries which are 100% owned, directly or indirectly, by the Company. The guarantees are full and unconditional, joint and several and on an unsecured basis.

Condensed consolidating statements of comprehensive income (loss)

	Three months ended June 30, 2016
	FET (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
			(in thousands)
Revenue	$—	$103,062	$50,880	$(11,219)	$142,723
Cost of sales	—	107,801	41,734	(12,093)	137,442
Gross profit	—	(4,739)	9,146	874	5,281
Operating expenses
Selling, general and administrative expenses	—	46,866	11,397	—	58,263
Transaction expenses	—	64	—	—	64
Loss (gain) on sale of assets and other	—	215	(167)	—	48
Total operating expenses	—	47,145	11,230	—	58,375
Earnings from equity investment	—	216	—	—	216
Equity earnings from affiliate, net of tax	(24,128)	7,235	—	16,893	—
Operating income (loss)	(24,128)	(44,433)	(2,084)	17,767	(52,878)
Other expense (income)
Interest expense (income)	6,783	(2)	4	—	6,785
Foreign exchange (gains) losses and other, net	—	(451)	(9,563)	—	(10,014)
Total other expense (income)	6,783	(453)	(9,559)	—	(3,229)
Income (loss) before income taxes	(30,911)	(43,980)	7,475	17,767	(49,649)
Provision (benefit) for income tax expense	(2,374)	(19,852)	1,079	—	(21,147)
Net income (loss)	(28,537)	(24,128)	6,396	17,767	(28,502)
Less: Income (loss) attributable to noncontrolling interest	—	—	35	—	35
Net income (loss) attributable to common stockholders	(28,537)	(24,128)	6,361	17,767	(28,537)

Other comprehensive income (loss), net of tax:
Net income (loss)	(28,537)	(24,128)	6,396	17,767	(28,502)
Change in foreign currency translation, net of tax of $0	(22,847)	(22,847)	(22,847)	45,694	(22,847)
Change in pension liability	24	24	24	(48)	24
Comprehensive income (loss)	(51,360)	(46,951)	(16,427)	63,413	(51,325)
Less: comprehensive (income) loss attributable to noncontrolling interests	—	—	(36)	—	(36)
Comprehensive income (loss) attributable to common stockholders	$(51,360)	$(46,951)	$(16,463)	$63,413	$(51,361)

Forum Energy Technologies, Inc. and subsidiaries
Notes to condensed consolidated financial statements (continued)
(Unaudited)

Condensed consolidating statements of comprehensive income (loss)

	Three months ended June 30, 2015
	FET (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
			(in thousands)
Revenue	$—	$209,234	$102,363	$(27,182)	$284,415
Cost of sales	—	155,127	71,771	(27,366)	199,532
Gross profit	—	54,107	30,592	184	84,883
Operating expenses
Selling, general and administrative expenses	—	52,426	13,799	—	66,225
Transaction expenses	—	23	—	—	23
Loss (gain) on sale of assets and other	—	53	(16)	—	37
Total operating expenses	—	52,502	13,783	—	66,285
Earnings from equity investment	—	3,840	—	—	3,840
Equity earnings from affiliates, net of tax	13,830	10,594	—	(24,424)	—
Operating income (loss)	13,830	16,039	16,809	(24,240)	22,438
Other expense (income)
Interest expense (income)	7,624	—	(17)	—	7,607
Foreign exchange (gains) losses and other, net	—	31	4,024	—	4,055
Total other expense (income)	7,624	31	4,007	—	11,662
Income (loss) before income taxes	6,206	16,008	12,802	(24,240)	10,776
Provision (benefit) for income tax expense	(2,668)	2,178	2,401	—	1,911
Net income (loss)	8,874	13,830	10,401	(24,240)	8,865
Less: Income (loss) attributable to noncontrolling interest	—	—	(9)	—	(9)
Net income (loss) attributable to common stockholders	8,874	13,830	10,410	(24,240)	8,874

Other comprehensive income (loss), net of tax:
Net income (loss)	8,874	13,830	10,401	(24,240)	8,865
Change in foreign currency translation, net of tax of $0	25,491	25,491	25,491	(50,982)	25,491
Change in pension liability	(29)	(29)	(29)	58	(29)
Comprehensive income (loss)	34,336	39,292	35,863	(75,164)	34,327
Less: comprehensive (income) loss attributable to noncontrolling interests	—	—	11	—	11
Comprehensive income (loss) attributable to common stockholders	$34,336	$39,292	$35,874	$(75,164)	$34,338

Forum Energy Technologies, Inc. and subsidiaries
Notes to condensed consolidated financial statements (continued)
(Unaudited)

Condensed consolidating statements of comprehensive income (loss)

	Six months ended June 30, 2016
	FET (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
			(in thousands)
Revenue	$—	$220,377	$106,514	$(24,727)	$302,164
Cost of sales	—	200,417	86,864	(24,955)	262,326
Gross profit	—	19,960	19,650	228	39,838
Operating expenses
Selling, general and administrative expenses	—	94,530	23,746	—	118,276
Transaction expenses	—	230	—	—	230
Loss (gain) on sale of assets and other	—	180	(164)	—	16
Total operating expenses	—	94,940	23,582	—	118,522
Earnings from equity investment	—	793	—	—	793
Equity earnings from affiliates, net of tax	(40,741)	6,147	—	34,594	—
Operating income (loss)	(40,741)	(68,040)	(3,932)	34,822	(77,891)
Other expense (income)
Interest expense (income)	13,931	(16)	3	—	13,918
Deferred loan costs written off	2,588	—	—	—	2,588
Foreign exchange (gains) losses and other, net	—	(533)	(10,861)	—	(11,394)
Total other expense (income)	16,519	(549)	(10,858)	—	5,112
Income (loss) before income taxes	(57,260)	(67,491)	6,926	34,822	(83,003)
Provision (benefit) for income tax expense	(5,780)	(26,750)	977	—	(31,553)
Net income (loss)	(51,480)	(40,741)	5,949	34,822	(51,450)
Less: Income (loss) attributable to noncontrolling interest	—	—	30	—	30
Net income (loss) attributable to common stockholders	(51,480)	(40,741)	5,919	34,822	(51,480)

Other comprehensive income (loss), net of tax:
Net income (loss)	(51,480)	(40,741)	5,949	34,822	(51,450)
Change in foreign currency translation, net of tax of $0	(19,375)	(19,375)	(19,375)	38,750	(19,375)
Change in pension liability	(19)	(19)	(19)	38	(19)
Comprehensive income (loss)	(70,874)	(60,135)	(13,445)	73,610	(70,844)
Less: comprehensive (income) loss attributable to noncontrolling interests	—	—	(129)	—	(129)
Comprehensive income (loss) attributable to common stockholders	$(70,874)	$(60,135)	$(13,574)	$73,610	$(70,973)

Forum Energy Technologies, Inc. and subsidiaries
Notes to condensed consolidated financial statements (continued)
(Unaudited)

Condensed consolidating statements of comprehensive income (loss)

	Six Months Ended June 30, 2015
	FET (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
			(in thousands)
Revenue	$—	$478,433	$222,680	$(68,602)	$632,511
Cost of sales	—	343,894	161,446	(66,838)	438,502
Gross profit	—	134,539	61,234	(1,764)	194,009
Operating expenses
Selling, general and administrative expenses	—	109,798	29,987	—	139,785
Transaction expenses	—	240	—	—	240
Loss (gain) on sale of assets and other	—	(58)	(217)	—	(275)
Total operating expenses	—	109,980	29,770	—	139,750
Earnings from equity investment	—	8,411	—	—	8,411
Equity earnings from affiliates, net of tax	47,434	26,830	—	(74,264)	—
Operating income (loss)	47,434	59,800	31,464	(76,028)	62,670
Other expense (income)
Interest expense (income)	15,212	14	8	—	15,234
Foreign exchange (gains) losses and other, net	—	(154)	(2,447)	—	(2,601)
Total other expense (income)	15,212	(140)	(2,439)	—	12,633
Income (loss) before income taxes	32,222	59,940	33,903	(76,028)	50,037
Provision (benefit) for income tax expense	(5,324)	12,506	5,334	—	12,516
Net income (loss)	37,546	47,434	28,569	(76,028)	37,521
Less: Income (loss) attributable to noncontrolling interest	—	—	(25)	—	(25)
Net income (loss) attributable to common stockholders	37,546	47,434	28,594	(76,028)	37,546

Other comprehensive income (loss), net of tax:
Net income (loss)	37,546	47,434	28,569	(76,028)	37,521
Change in foreign currency translation, net of tax of $0	(11,806)	(11,806)	(11,806)	23,612	(11,806)
Change in pension liability	70	70	70	(140)	70
Comprehensive income (loss)	25,810	35,698	16,833	(52,556)	25,785
Less: comprehensive (income) loss attributable to noncontrolling interests	—	—	54	—	54
Comprehensive income (loss) attributable to common stockholders	$25,810	$35,698	$16,887	$(52,556)	$25,839

Forum Energy Technologies, Inc. and subsidiaries
Notes to condensed consolidated financial statements (continued)
(Unaudited)

Condensed consolidating balance sheets

	June 30, 2016
	FET (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
			(in thousands)
Assets
Current assets
Cash and cash equivalents	$—	$56,637	$80,592	$—	$137,229
Accounts receivable—trade, net	—	57,119	37,295	—	94,414
Inventories	—	289,728	94,483	(9,176)	375,035
Cost and profits in excess of billings	—	6,574	3,308	—	9,882
Other current assets	—	16,759	7,195	—	23,954
Total current assets	—	426,817	222,873	(9,176)	640,514
Property and equipment, net of accumulated depreciation	—	145,035	28,545	—	173,580
Deferred financing costs, net	1,581	—	—	—	1,581
Deferred income taxes, net	—	—	736	—	736
Intangibles	—	176,649	55,870	—	232,519
Goodwill	—	481,374	181,555	—	662,929
Investment in unconsolidated subsidiary	—	58,109	—	—	58,109
Investment in affiliates	1,128,470	481,545	—	(1,610,015)	—
Long-term advances to affiliates	468,023	—	60,621	(528,644)	—
Other long-term assets	—	2,485	733	—	3,218
Total assets	$1,598,074	$1,772,014	$550,933	$(2,147,835)	$1,773,186
Liabilities and equity
Current liabilities
Current portion of long-term debt	$—	$33	$11	$—	$44
Accounts payable—trade	—	54,250	14,791	—	69,041
Accrued liabilities	6,674	35,939	8,524	—	51,137
Deferred revenue	—	1,831	7,261	—	9,092
Billings in excess of costs and profits	—	365	2,022	—	2,387
Total current liabilities	6,674	92,418	32,609	—	131,701
Long-term debt, net of current portion	396,318	9	7	—	396,334
Long-term payables to affiliates	—	528,644	—	(528,644)	—
Deferred income taxes, net	—	6,353	12,331	—	18,684
Other long-term liabilities	—	16,120	14,739	—	30,859
Total liabilities	402,992	643,544	59,686	(528,644)	577,578

Total stockholder's equity	1,195,082	1,128,470	490,721	(1,619,191)	1,195,082
Noncontrolling interest in subsidiary	—	—	526	—	526
Equity	1,195,082	1,128,470	491,247	(1,619,191)	1,195,608
Total liabilities and equity	$1,598,074	$1,772,014	$550,933	$(2,147,835)	$1,773,186

Forum Energy Technologies, Inc. and subsidiaries
Notes to condensed consolidated financial statements (continued)
(Unaudited)

Condensed consolidating balance sheets

	December 31, 2015
	FET (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
			(in thousands)
Assets
Current assets
Cash and cash equivalents	$—	$36,884	$72,365	$—	$109,249
Accounts receivable—trade, net	—	85,537	53,060	—	138,597
Inventories	—	318,360	115,165	(9,404)	424,121
Cost and profits in excess of billings	—	6,477	5,532	—	12,009
Other current assets	—	25,447	8,389	—	33,836
Total current assets	—	472,705	254,511	(9,404)	717,812
Property and equipment, net of accumulated depreciation	—	153,995	32,672	—	186,667
Deferred financing costs, net	4,125	—	—	—	4,125
Deferred income tax, net	—	—	780	—	780
Intangibles	—	186,234	60,416	—	246,650
Goodwill	—	481,374	187,662	—	669,036
Investment in unconsolidated subsidiary	—	57,719	—	—	57,719
Investment in affiliates	1,188,707	514,893	—	(1,703,600)	—
Long-term advances to affiliates	467,184	—	60,221	(527,405)	—
Other long-term assets	—	2,549	704	—	3,253
Total assets	$1,660,016	$1,869,469	$596,966	$(2,240,409)	$1,886,042
Liabilities and equity
Current liabilities
Current portion of long-term debt	$—	$243	$10	$—	$253
Accounts payable—trade	$—	$57,529	$19,294	$—	$76,823
Accrued liabilities	7,027	40,874	10,662	—	58,563
Deferred revenue	—	1,334	5,949	—	7,283
Billings in excess of costs and profits recognized	—	1,872	6,759	—	8,631
Total current liabilities	7,027	101,852	42,674	—	151,553
Long-term debt, net of current portion	395,970	34	12	—	396,016
Long-term payables to affiliates	—	527,406	—	(527,406)	—
Deferred income taxes, net	—	36,937	14,163	—	51,100
Other long-term liabilities	—	14,533	15,423	—	29,956
Total liabilities	402,997	680,762	72,272	(527,406)	628,625

Total stockholder's equity	1,257,019	1,188,707	524,297	(1,713,003)	1,257,020
Noncontrolling interest in subsidiary	—	—	397	—	397
Equity	1,257,019	1,188,707	524,694	(1,713,003)	1,257,417
Total liabilities and equity	$1,660,016	$1,869,469	$596,966	$(2,240,409)	$1,886,042

Forum Energy Technologies, Inc. and subsidiaries
Notes to condensed consolidated financial statements (continued)
(Unaudited)

Condensed consolidating statements of cash flows

	Six months ended June 30, 2016
	FET (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
			(in thousands)
Cash flows from (used in) operating activities	$(8,981)	$34,792	$39,106	$(20,000)	$44,917
Cash flows from investing activities
Acquisition of businesses, net of cash acquired	—	(2,700)	—	—	(2,700)
Capital expenditures for property and equipment	—	(7,455)	(2,585)	—	(10,040)
Long-term loans and advances to affiliates	9,483	1,483	—	(10,966)	—
Other	—	3,354	356	—	3,710
Net cash provided by (used in) investing activities	$9,483	$(5,318)	$(2,229)	$(10,966)	$(9,030)
Cash flows from financing activities
Borrowings (repayment) of long-term debt	—	(238)	—	—	(238)
Long-term loans and advances to affiliates	—	(9,483)	(1,483)	10,966	—
Dividend paid to affiliates	—	—	(20,000)	20,000	—
Other	(502)	—	—	—	(502)
Net cash provided by (used in) financing activities	$(502)	$(9,721)	$(21,483)	$30,966	$(740)
Effect of exchange rate changes on cash	—	—	(7,167)	—	(7,167)
Net increase (decrease) in cash and cash equivalents	—	19,753	8,227	—	27,980
Cash and cash equivalents
Beginning of period	—	36,884	72,365	—	109,249
End of period	$—	$56,637	$80,592	$—	$137,229

Forum Energy Technologies, Inc. and subsidiaries
Notes to condensed consolidated financial statements (continued)
(Unaudited)

Condensed consolidating statements of cash flows

	Six Months Ended June 30, 2015
	FET (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
			(in thousands)
Cash flows from (used in) operating activities	$(8,592)	$45,908	$18,568	$—	$55,884
Cash flows from investing activities
Acquisition of businesses, net of cash acquired	—	(60,836)	—	—	(60,836)
Capital expenditures for property and equipment	—	(14,646)	(5,034)	—	(19,680)
Long-term loans and advances to affiliates	(2,947)	37,346	—	(34,399)	—
Other	—	833	575	—	1,408
Net cash provided by (used in) investing activities	$(2,947)	$(37,303)	$(4,459)	$(34,399)	$(79,108)
Cash flows from financing activities
Repayment of long-term debt	9,796	(425)	(8)	—	9,363
Long-term loans and advances to affiliates	—	2,947	(37,346)	34,399	—
Other	(3,808)	—	—	—	(3,808)
Net cash provided by (used in) financing activities	$5,988	$2,522	$(37,354)	$34,399	$5,555
Effect of exchange rate changes on cash	—	—	(1,069)	—	(1,069)
Net increase (decrease) in cash and cash equivalents	(5,551)	11,127	(24,314)	—	(18,738)
Cash and cash equivalents
Beginning of period	5,551	4,006	67,022	—	76,579
End of period	$—	$15,133	$42,708	$—	$57,841

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
Overview
We are a global oilfield products company, serving the subsea, drilling, completion, production and infrastructure sectors of the oil and natural gas industry. We design, manufacture and distribute products, and engage in aftermarket services, parts supply and related services that complement our product offering. Our product offering includes a mix of highly engineered capital products and frequently replaced items that are used in the exploration, development, production and transportation of oil and natural gas. Our capital products are directed at: drilling rig equipment for new rigs, upgrades and refurbishment projects; subsea construction and development projects; the placement of production equipment on new producing wells; pressure pumping equipment; and downstream capital projects. Our engineered systems are critical components used on drilling rigs, for completions or in the course of subsea operations, while our consumable products are used to maintain efficient and safe operations at well sites in the well construction process, within the supporting infrastructure and at processing centers and refineries. Historically, just over 60% of our revenue is derived from consumable products and activity-based equipment, while the balance is derived from capital products and a small amount from rental and other services.
We seek to design, manufacture and supply reliable products that create value for our diverse customer base, which includes, among others, oil and gas operators, land and offshore drilling contractors, oilfield service companies, subsea construction and service companies, and pipeline and refinery operators.
Beginning with the first quarter of 2016, we realigned our segments. Completions was designated as a separate segment in recognition of the expansion in these operations and its significant growth potential. We are reporting our results of operations in the following reportable segments: Drilling & Subsea, Completions and Production & Infrastructure, instead of the original two segments. Management’s change in the composition of the Company’s reporting segments was made in order to align with activity drivers and the customers of our product groups and to better correspond to the manner in which management will review and evaluate operating performance. This change will be reflected on a retrospective basis in accordance with generally accepted accounting principles, with prior years adjusted to reflect the change in reporting segments. The new segments are composed of the following:

•
Drilling & Subsea segment. This segment designs and manufactures products and provides related services to the drilling and subsea construction and services markets.  The products and related services consist primarily of: (i) capital equipment and a broad line of expendable drilling products consumed in the drilling process; and (ii) subsea capital equipment, specialty components and tooling, products used in subsea pipeline infrastructure, and a broad suite of complementary subsea technical services and rental items.

•
Completions segment. This segment designs, manufactures and supplies products and provides related services to the well construction, completion, stimulation and intervention markets. The products and related services consist primarily of: (i) well construction casing and cementing equipment, cable protectors used in completions, composite plugs used for zonal isolation in hydraulic fracturing and wireline flow-control products; and (ii) capital and consumable products sold to the pressure pumping, hydraulic fracturing and flowback services markets, including hydraulic fracturing pumps, pump consumables and flow iron as well as coiled tubing, wireline cable, and pressure control equipment used in the well completion and intervention service markets.

•
Production & Infrastructure segment. This segment designs, manufactures and supplies products and provides related equipment and services for production and infrastructure markets.  The products and related services consist primarily of: (i) engineered process systems, production equipment and related field services, as well as desalinization equipment; and (ii) a wide range of industrial valves focused on serving upstream, midstream, downstream oil and gas customers.

Market Conditions
The level of demand for our products and services is directly related to activity levels and the capital and operating budgets of our customers, which in turn are influenced heavily by energy prices and the expectation as to future trends in those prices. Energy prices have historically been cyclical in nature, as exemplified by the significant decrease in oil prices beginning in the middle of 2014, and are affected by a wide range of factors. The decline in energy prices had a material adverse impact on our earnings for the first half of 2016. Although the extent and duration of the decline in energy prices are difficult to predict, the current market conditions could have a material adverse impact on our earnings at least through 2016.
The table below shows average crude oil and natural gas prices for West Texas Intermediate crude oil (WTI), United Kingdom Brent crude oil (Brent), and Henry Hub natural gas:

	Three months ended
	June 30,	March 31,	June 30,
	2016	2016	2015
Average Global Oil, $/bbl
West Texas Intermediate	$45.46	$33.35	$57.85
United Kingdom Brent	$45.57	$33.84	$61.65

Average North American Natural Gas, $/Mcf
Henry Hub	$2.15	$1.99	$2.75
Average WTI and Brent oil prices were 21% and 26% lower, respectively, in the second quarter of 2016 than in the second quarter of 2015. Average natural gas prices were 22% lower in the second quarter of 2016 than in the prior year period. Crude oil prices began a significant decline in the second half of 2014 and have declined 55% from peak prices in June 2014 to the end of June 2016, primarily as a result of increasing supply and insufficient demand growth. The precipitous decline in oil and natural gas prices since the middle of 2014 has resulted in a significant decrease in exploration and production activity and spending by our customers, causing us to experience a significant adverse impact on our results of operations. Crude oil prices have risen significantly from their lows in February of this year. This increase has not yet caused any meaningful increase in industry activity levels, as reflected in the depressed number of active drilling rigs and our continued low level of bookings. Should the global oversupply of crude oil begin to reduce and oil prices increase, we believe that we will begin to see an increase in our revenues. Until then, we expect the significant adverse impact on our results of operations to continue.

The table below shows the average number of active drilling rigs, based on the weekly Baker Hughes Incorporated rig count, operating by geographic area and drilling for different purposes.

	Three months ended
	June 30,	March 31,	June 30,
	2016	2016	2015
Active Rigs by Location
United States	422	551	907
Canada	48	173	98
International	943	1,016	1,169
Global Active Rigs	1,413	1,740	2,174

Land vs. Offshore Rigs
Land	1,164	1,484	1,853
Offshore	249	256	321
Global Active Rigs	1,413	1,740	2,174

U.S. Commodity Target
Oil/Gas	334	441	681
Gas	87	110	223
Unclassified	1	—	3
Total U.S. Active Rigs	422	551	907

U.S. Well Path
Horizontal	326	435	701
Vertical	51	63	114
Directional	45	53	92
Total U.S. Active Rigs	422	551	907
As a result of lower oil and natural gas prices, the average U.S. rig count decreased 54% from the second quarter of 2015, while the international rig count and the Canadian rig count decreased 19% and 51%, respectively, from the second quarter of 2015. The U.S. rig count declined 77% from 1,811 rigs at the beginning of 2015 to 421 rigs at the end of June 2016. A substantial portion of our revenue is impacted by the level of rig activity and the number of wells completed. This significant decrease in the rig count had a negative impact on our results of operations in the second quarter of 2016 and is expected to have a continuing adverse effect on our results through 2016.
The current low energy price environment has caused a steep reduction in activity and spending by our customers. Many exploration and production companies, especially those with operations in North America or offshore, have curtailed operations, reduced the number of wells being drilled, or chosen to defer the completion of wells that have been drilled. This has also resulted in a substantial reduction in activity and revenue for energy service companies, resulting in both exploration and production companies and energy service companies significantly reducing their purchases of both capital and consumable equipment from the Company and other equipment manufacturers. This widespread reduction in spending had a negative impact on our results and new orders in the first half of 2016, and may have a continuing adverse effect through 2016, depending on the timing and pace of an anticipated recovery in activity.

The table below shows the amount of total inbound orders by segment for the three and six months ended June 30, 2016 and 2015:

(in millions of dollars)	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Orders:
Drilling & Subsea	$48.5	$81.5	$104.9	$203.6
Completions	28.0	56.1	58.5	134.8
Production & Infrastructure	51.8	60.6	105.9	147.5
Total Orders	$128.3	$198.2	$269.3	$485.9

Results of operations
We made one acquisition in the second quarter of 2016 and no acquisitions in the second quarter of 2015. For additional information about the second quarter 2016 acquisition, see Note 3 to the unaudited condensed consolidated financial statements in Item 1 of Part I of this quarterly report. We incurred a nominal loss in the quarter related to the acquired business.
Three months ended June 30, 2016 compared with three months ended June 30, 2015

	Three months ended June 30,		Favorable / (Unfavorable)
	2016	2015	$	%
(in thousands of dollars, except per share information)
Revenue:
Drilling & Subsea	$56,734	$129,719	$(72,985)	(56.3)%
Completions	24,467	72,342	(47,875)	(66.2)%
Production & Infrastructure	61,823	82,536	(20,713)	(25.1)%
Eliminations	(301)	(182)	(119)	*
Total revenue	$142,723	$284,415	$(141,692)	(49.8)%
Operating income (loss):
Drilling & Subsea	$(20,533)	$10,292	$(30,825)	(299.5)%
Operating income margin %	(36.2)%	7.9%
Completions	(28,024)	10,856	(38,880)	(358.1)%
Operating income margin %	(114.5)%	15.0%
Production & Infrastructure	2,578	9,433	(6,855)	(72.7)%
Operating income margin %	4.2%	11.4%
Corporate	(6,787)	(8,083)	1,296	16.0%
Total segment operating income (loss)	$(52,766)	$22,498	$(75,264)	(334.5)%
Operating income margin %	(37.0)%	7.9%
Transaction expenses	64	23	(41)	*
Loss (gain) on sale of assets and other	48	37	(11)	*
Income (loss) from operations	(52,878)	22,438	(75,316)	(335.7)%
Interest expense, net	6,785	7,607	822	10.8%
Foreign exchange (gains) losses and other, net	(10,014)	4,055	14,069	*
Other (income) expense, net	(3,229)	11,662	14,891	*
Income (loss) before income taxes	(49,649)	10,776	(60,425)	(560.7)%
Income tax expense (benefit)	(21,147)	1,911	23,058	1,206.6%
Net income (loss)	(28,502)	8,865	(37,367)	(421.5)%
Less: Income (loss) attributable to non-controlling interest	35	(9)	44	*
Income (loss) attributable to common stockholders	$(28,537)	$8,874	$(37,411)	(421.6)%

Weighted average shares outstanding
Basic	90,707	89,767
Diluted	90,707	91,884
Earnings (losses) per share
Basic	$(0.31)	$0.10
Diluted	$(0.31)	$0.10
* not meaningful

Revenue
Our revenue for the three months ended June 30, 2016 decreased $141.7 million, or 49.8%, to $142.7 million compared to the three months ended June 30, 2015. The changes in revenue by reportable segment consisted of the following:
Drilling & Subsea segment — Revenue decreased $73.0 million, or 56.3%, to $56.7 million during the three months ended June 30, 2016 compared to the three months ended June 30, 2015 as a result of pricing pressure and decreased oil and natural gas drilling and well completions activity. The U.S. average rig count decreased 54% compared to the prior year period resulting in decreased sales of our drilling equipment products. We also recognized lower revenue compared to the prior year period on our subsea products as investment in offshore oil and natural gas activity has continued to decline.
Completions segment — Revenue decreased $47.9 million, or 66.2%, to $24.5 million during the three months ended June 30, 2016 compared to the three months ended June 30, 2015. The decrease in revenue was attributable to pricing pressure and decreased well completions activity, primarily in North America, leading to lower sales of our casing and cementing equipment, products sold to pressure pumping service providers and pressure control equipment.
Production & Infrastructure segment — Revenue decreased $20.7 million, or 25.1%, to $61.8 million during the three months ended June 30, 2016 compared to the three months ended June 30, 2015. The decrease in revenue was primarily attributable to pricing pressure and lower sales of our surface production equipment to exploration and production operators, and to a lesser extent, lower sales of our valves to the upstream sector. The demand for our midstream and downstream valves has continued to be more resilient.
Segment operating income (loss) and segment operating margin percentage
Segment operating income (loss) for the three months ended June 30, 2016, decreased $75.3 million to an operating loss of $52.8 million compared to the three months ended June 30, 2015. The segment operating margin percentage is calculated by dividing segment operating income (loss) by revenue for the period. For the three months ended June 30, 2016, the segment operating margin percentage was (37.0)% compared to the 7.9% operating margin percentage for three months ended June 30, 2015. The change in operating margin percentage for each segment is explained as follows:
Drilling & Subsea segment — The operating margin percentage for this segment decreased to (36.2)% for the three months ended June 30, 2016, from 7.9% for the three months ended June 30, 2015.The second quarter of 2016 and 2015 included $8.6 million and $2.2 million, respectively, of inventory write-downs due to lower activity levels and reduced pricing of our products, and severance and facility closure costs incurred to reduce our cost structure in line with current market activity levels. Excluding these charges, the operating margins were (21.0)% for the three months ended June 30, 2016 and 9.6% for the comparable period in 2015. The main driver for this decrease in operating margin percentage is the lower activity levels, which have been compounded by more competitive pricing and have also caused a loss of manufacturing scale efficiencies. We believe that adjusted operating margins excluding the costs described above are useful for investors to assess operating performance especially when comparing periods.
Completions segment — The operating margin percentage for this segment decreased to (114.5)% for the three months ended June 30, 2016, from 15.0% for the three months ended June 30, 2015. The second quarter of 2016 and 2015 included $19.6 million and $0.5 million, respectively, of inventory write-downs attributable to lower activity levels and reduced pricing of our products, and facility closure costs incurred to reduce our cost structure in line with current market activity levels. Excluding these charges, the operating margins were (34.3)% for the three months ended June 30, 2016 and 15.8% for the comparable period in 2015. The overall decrease in operating margin percentage is due to reduced operating leverage on lower volumes and pricing pressure especially on consumable flow equipment sold to pressure pumping service companies. Also impacting margins was lower earnings from our investment in Global Tubing, LLC. We believe that adjusted operating margins excluding the costs described above are useful for investors to assess operating performance especially when comparing periods.
Production & Infrastructure segment — The operating margin percentage for this segment decreased to 4.2% for the three months ended June 30, 2016, from 11.4% for the three months ended June 30, 2015. The decrease in operating margin percentage was attributable to pricing pressure on our surface production equipment on lower activity levels, and reduced operating leverage on lower volumes. The operating margins for our valve products have been more resilient as demand for midstream and downstream valves remains steady.
Corporate — Selling, general and administrative expenses for Corporate decreased by $1.3 million, or 16.0%, for the three months ended June 30, 2016 compared to the three months ended June 30, 2015, due to lower personnel costs and lower professional fees. Corporate costs include, among other items, payroll related costs for general management and management of finance and administration, legal, human resources and information technology, professional fees for legal, accounting and related services, and marketing costs.
Other items not included in segment operating income (loss)
Several items are not included in segment operating income (loss), but are included in total operating income (loss). These items include transaction expenses, and gains and losses from the sale of assets. Transaction expenses relate to legal and other advisory costs incurred in acquiring businesses and are not considered to be part of segment operating income (loss). These costs were nominal for the three months ended June 30, 2016 and June 30, 2015. The gains and losses from sales of assets and other in the three months ended June 30, 2016 included a gain of $1.7 million from the sale of a plant and a loss of $1.9 million related to an operation in South Africa expected to be sold in the third quarter of 2016.
Other income and expense
Other income and expense includes interest expense and foreign exchange transaction gains and losses. We incurred $6.8 million of interest expense during the three months ended June 30, 2016, a decrease of $0.8 million from the three months ended June 30, 2015 on lower outstanding indebtedness. The foreign exchange transaction gains and losses were $10.0 million of gains and $4.1 million of losses for the three months ended June 30, 2016 and June 30, 2015 respectively, and are primarily the result of movements in the British pound and the Euro relative to the U.S. dollar.
Taxes
Tax expense (benefit) includes current income taxes expected to be due based on taxable income (loss) to be reported during the periods in the various jurisdictions in which we conduct business, and deferred income taxes based on changes in the tax effect of temporary differences between the bases of assets and liabilities for financial reporting and tax purposes at the beginning and end of the respective periods. The effective tax rate, calculated by dividing total tax expense by income (loss) before income taxes, was 42.6% for the three months ended June 30, 2016 and 17.7% for the three months ended June 30, 2015. The tax rate for the three months ended June 30, 2016 is higher than the comparable period in 2015 primarily due to losses incurred in the United States, which are benefited at a higher statutory tax rate, offset by earnings outside the United States in jurisdictions subject to lower tax rates.

Six months ended June 30, 2016 compared with six months ended June 30, 2015
We made one acquisition in the first half of 2016 and one acquisition in the first half of 2015. For additional information about these acquisitions, see Note 3 to the unaudited condensed consolidated financial statements in Item 1 of Part I of this quarterly report.

	Six Months Ended June 30,		Favorable / (Unfavorable)
	2016	2015	$	%
(in thousands of dollars, except per share information)
Revenue:
Drilling & Subsea	$122,029	$293,272	(171,243)	(58.4)%
Completions	58,771	166,838	(108,067)	(64.8)%
Production & Infrastructure	122,334	173,059	(50,725)	(29.3)%
Eliminations	(970)	(658)	(312)	*
Total revenue	$302,164	$632,511	$(330,347)	(52.2)%
Operating income (loss):
Drilling & Subsea	$(30,356)	$30,131	$(60,487)	(200.7)%
Operating income margin %	(24.9)%	10.3%
Completions	(34,482)	31,425	(65,907)	(209.7)%
Operating income margin %	(58.7)%	18.8%
Production & Infrastructure	1,207	17,423	(16,216)	(93.1)%
Operating income margin %	1.0%	10.1%
Corporate	(14,014)	(16,344)	2,330	(14.3)%
Total segment operating income (loss)	$(77,645)	$62,635	$(140,280)	(224.0)%
Operating income margin %	(25.7)%	9.9%
Transaction expenses	230	240	10	*
Loss (gain) on sale of assets and other	16	(275)	(291)	*
Income (loss) from operations	(77,891)	62,670	(140,561)	(224.3)%
Interest expense, net	13,918	15,234	(1,316)	(8.6)%
Deferred financing cost written off	2,588	—	2,588	*
Foreign exchange (gains) losses and other, net	(11,394)	(2,601)	8,793	*
Other (income) expense, net	5,112	12,633	7,521	*
Income (loss) before income taxes	(83,003)	50,037	(133,040)	(265.9)%
Income tax expense (benefit)	(31,553)	12,516	44,069	352.1%
Net income (loss)	(51,450)	37,521	(88,971)	(237.1)%
Less: Income (loss) attributable to non-controlling interest	30	(25)	55	*
Income (loss) attributable to common stockholders	$(51,480)	$37,546	$(89,026)	(237.1)%

Weighted average shares outstanding
Basic	90,592	89,625
Diluted	90,592	91,597
Earnings (losses) per share
Basic	$(0.57)	$0.42
Diluted	$(0.57)	$0.41
* not meaningful
Revenue
Our revenue for the six months ended June 30, 2016 decreased $330.3 million, or 52.2%, to $302.2 million compared to the six months ended June 30, 2015. The changes in revenue by reportable segment consisted of the following:
Drilling & Subsea segment — Revenue decreased $171.2 million, or 58.4%, to $122.0 million during the six months ended June 30, 2016 compared to the six months ended June 30, 2015 as a result of pricing pressure and decreased oil and natural gas drilling and well completions activity and reduced investments in offshore oil and gas projects globally. The U.S. average rig count decreased 58% compared to the prior year period resulting in decreased sales of our drilling equipment products. We also recognized lower revenue compared to the prior year period on our subsea products as construction of vessels requiring our workclass remote operated vehicles and associated systems and other offshore projects were delayed.

Completions segment — Revenue decreased $108.1 million, or 64.8%, to $58.8 million during the six months ended June 30, 2016 compared to the six months ended June 30, 2015. The decrease in revenue was attributable to pricing pressure and decreased well completions activity, primarily in North America, leading to lower sales of our casing and cementing equipment, products sold to pressure pumping service providers and pressure control equipment.
Production & Infrastructure segment — Revenue decreased $50.7 million, or 29.3%, to $122.3 million during the six months ended June 30, 2016 compared to the six months ended June 30, 2015. The decrease in revenue was primarily attributable to pricing pressure and lower sales of our surface production equipment to exploration and production operators, and to a lesser extent, lower sales of our valves to the upstream sector. The demand for our midstream and downstream valves has continued to be more resilient.
Segment operating income (loss) and segment operating margin percentage
Segment operating income (loss) for the six months ended June 30, 2016, decreased $140.3 million to a loss of $77.6 million compared to the six months ended June 30, 2015. The segment operating margin percentage is calculated by dividing segment operating income (loss) by revenue for the period. For the six months ended June 30, 2016, the segment operating margin percentage was (25.7)% compared to the 9.9% operating margin percentage for six months ended June 30, 2015. The change in operating margin percentage for each segment is explained as follows:
Drilling & Subsea segment — The operating margin percentage decreased to (24.9)% for the six months ended June 30, 2016, from 10.3% for the six months ended June 30, 2015. The six months ended June 30, 2016 and June 30, 2015 included $9.1 million and $5.9 million, respectively, of inventory write-downs due to lower activity levels and reduced pricing of our products, and severance and facility closure costs incurred to further reduce our cost structure in line with current activity levels. Excluding these charges, the operating margins were (17.4)% for the the six months ended June 30, 2016 and 12.3% for the comparable period in 2015. The main driver for this decrease in operating margin percentage is the lower activity levels, which have caused a loss of manufacturing scale efficiencies and more intense competition for fewer sales opportunities reducing our prices. We believe that adjusted operating margins excluding the costs described above are useful for investors to assess operating performance especially when comparing periods.
Completions segment — The operating margin percentage for this segment decreased to (58.7)% for the six months ended June 30, 2016, from 18.8% for the six months ended June 30, 2015. The six months ended June 30, 2016 and June 30, 2015 included $20.4 million and $1.7 million, respectively, of inventory write-downs attributable to lower activity levels and reduced pricing of our products, and facility closure costs incurred to reduce our cost structure in line with current market activity levels. Excluding these charges, the operating margins were (24.0)% for the the six months ended June 30, 2016 and 19.9% for the comparable period in 2015. The decrease in operating margin percentage is due to reduced operating leverage on lower volumes and pricing pressure especially on consumable flow equipment sold to pressure pumping service companies. Also impacting margins was lower earnings from our investment in Global Tubing, LLC. We believe that adjusted operating margins excluding the costs described above are useful for investors to assess operating performance especially when comparing periods.
Production & Infrastructure segment — The operating margin percentage decreased to 1.0% for the six months ended June 30, 2016, from 10.1% for the six months ended June 30, 2015. The six months ended June 30, 2016 included $3.2 million of costs related to facility consolidation and severance. The decrease in operating margin percentage was attributable to pricing pressure our surface production equipment on lower activity levels, and reduced operating leverage on lower volumes. The operating margins for our valve products have been more resilient as demand for midstream and downstream valves remains steady.
Corporate — Selling, general and administrative expenses for Corporate decreased by $2.3 million, or 14.3%, for the six months ended June 30, 2016 compared to the six months ended June 30, 2015, due to lower personnel costs and lower professional fees. Corporate costs include, among other items, payroll related costs for general management and management of finance and administration, legal, human resources and information technology, professional fees for legal, accounting and related services, and marketing costs.

Other items not included in segment operating income (loss)
Several items are not included in segment operating income (loss), but are included in total operating income (loss). These items include transaction expenses, and gains and losses from the sale of assets. Transaction expenses relate to legal and other advisory costs incurred in acquiring businesses and are not considered to be part of segment operating income (loss). These costs were $0.2 million for each of the six months ended June 30, 2016 and 2015. The gains and losses from sales of assets and other in the six months ended June 30, 2016 included a gain of $1.7 million from the sale of a plant and a loss of $1.9 million related to an operation in South Africa expected to be sold in the third quarter of 2016.
Other income and expense
Other income and expense includes interest expense and foreign exchange transaction gains and losses. We incurred $13.9 million of interest expense during the six months ended June 30, 2016, a decrease of $1.3 million from the six months ended June 30, 2015 on lower outstanding indebtedness. The foreign exchange transaction gains were $11.4 million and $2.6 million for the six months ended June 30, 2016 and June 30, 2015 respectively, and are primarily the result of movements in the British pound and the Euro relative to the U.S. dollar. In the six months ended June 30, 2016, we wrote off $2.6 million of deferred financing costs as a result of the amendment of our Credit Facility in the first quarter of 2016 which reduced the size of the undrawn revolving credit line.
Taxes
Tax expense (benefit) includes current income taxes expected to be due based on taxable income (loss) to be reported during the periods in the various jurisdictions in which we conduct business, and deferred income taxes based on changes in the tax effect of temporary differences between the bases of assets and liabilities for financial reporting and tax purposes at the beginning and end of the respective periods. The effective tax rate, calculated by dividing total tax expense by income (loss) before income taxes, was 38.0% for the six months ended June 30, 2016 and 25.0% for the six months ended June 30, 2015. The tax rate is higher than the comparable period in 2015 primarily due to losses incurred in the United States, which are benefited at a higher statutory tax rate, offset by earnings outside the United States in jurisdictions subject to lower tax rates.
Liquidity and capital resources
Sources and uses of liquidity
At June 30, 2016, we had cash and cash equivalents of $137.2 million and total debt of $396.4 million. We believe that cash on hand and cash generated from operations will be sufficient to fund operations, working capital needs, capital expenditure requirements and financing obligations for the foreseeable future.
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
Although we do not budget for acquisitions, pursuing growth through acquisitions is a significant part of our business strategy. We expanded and diversified our product portfolio with the acquisition of one business in the second quarter of 2016 for total consideration of $3.0 million and one business in the first quarter of 2015 for total consideration of $61.9 million. We used cash on hand and borrowings under the Credit Facility to finance these acquisitions. We continue to actively review acquisition opportunities on an ongoing basis, and we may fund these acquisitions with cash and/or equity. Our ability to make significant additional acquisitions for cash may require us to obtain additional equity or debt financing, which we may not be able to obtain on terms acceptable to us or at all.

Our cash flows for the six months ended June 30, 2016 and 2015 are presented below (in millions):

	Six Months Ended June 30,
	2016	2015
Net cash provided by operating activities	$44.9	$55.9
Net cash used in investing activities	(9.0)	(79.1)
Net cash provided by (used in) financing activities	(0.7)	5.6
Net increase (decrease) in cash and cash equivalents	$28.0	$(18.7)
Cash flows provided by operating activities
Net cash provided by operating activities was $44.9 million and $55.9 million for the six months ended June 30, 2016 and 2015, respectively. Cash provided by operations decreased primarily as a result of lower earnings, offset by positive cash flow resulting from lower investments in working capital.
Cash flows used in investing activities
Net cash used in investing activities was $9.0 million and $79.1 million for the six months ended June 30, 2016 and 2015, respectively. The decrease was primarily due to consideration paid for an acquisition in the second quarter of 2016 of $2.7 million compared to $60.8 million of consideration paid for an acquisition in the first quarter of 2015. Capital expenditures for the six months ended June 30, 2016 were $10.0 million as compared to $19.7 million for the comparable prior period as we have reduced our capital budgets to maintenance levels.
Cash flows provided by (used in) financing activities
Net cash used in financing activities was $0.7 million for the six months ended June 30, 2016, compared to cash used in financing activities of $5.6 million for the six months ended June 30, 2015. The decrease in cash used in financing activities during the six months ended June 30, 2016 compared to the six months ended June 30, 2015 is primarily due to net borrowings of $9.4 million and $2.3 million proceeds of stock issuance, offset by $6.2 million repurchase of stocks for the six months ended June 30, 2015.
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
The Amended Facility reduced the borrowing capacity from $600.0 million to $200.0 million. Accordingly, the Company has written off $2.6 million of the deferred financing costs related to the Credit Facility.
There have been no changes to the Credit Facility financial covenants disclosed in Item 7 of our 2015 Annual Report on Form 10-K. As of June 30, 2016, we were in compliance with all financial covenants. We had no borrowings outstanding under our Credit Facility, and $10.5 million of outstanding letters of credit. As of June 30, 2016, we had the capacity to borrow an additional $189.5 million subject to certain limitations in the Credit Facility. If our adjusted EBITDA levels do not increase in future quarters, our borrowing capacity under the Amended Facility could be reduced or eliminated.
Off-balance sheet arrangements
As of June 30, 2016, we had no off-balance sheet instruments or financial arrangements, other than operating leases and letters of credit entered into in the ordinary course of business.

Contractual obligations
As of June 30, 2016, there have been no material changes in our contractual obligations and commitments disclosed in the Annual Report.
Critical accounting policies and estimates
There have been no material changes in our critical accounting policies and procedures during the six months ended June 30, 2016. For a detailed discussion of our critical accounting policies and estimates, refer to our 2015 Annual Report on Form 10-K.
Recent accounting pronouncements
In May 2016, the FASB issued Accounting Standards Update ("ASU") No. 2016-11 Revenue recognition (Topic 605) and Derivatives and Hedging (Topic 815) - Rescission of SEC Guidance Because of Accounting Standards Updates No. 2014-09 and No. 2014-16 Pursuant to Staff Announcements at the March 3, 2016 EITF Meeting. This new guidance rescinded certain SEC staff observer comments in Topic 605 related to revenue and expense recognition for freight services in process and accounting for shipping and handling fees and costs, Topic 932 related to gas-balancing arrangements, and Topic 815 nature of a host contract related to a hybrid instrument issued in the form of a share. ASU 2016-11 is effectively immediately and is not expected to have a material impact on our consolidated financial statements.
In March, April and May 2016, the FASB issued a series of ASUs on revenue standards, including No. 2016-08 Revenue from Contracts with Customers (Topic 606) - Principal versus Agent Considerations, No.2016-10, Revenue from Contracts with Customers (Topic 606) - Identifying Performance Obligations and Licensing, and No. 2016-12 Revenue from Contracts with Customers (Topic 606) - Narrow-Scope Improvements and Practical Expedients. ASU No. 2016-08 amended the guidance in the new revenue standard on assessing whether an entity is a principal or an agent in a revenue transaction, which impacts whether an entity reports revenue on a gross or net basis. ASU No. 2016-10 amended and clarified the guidance in the new revenue standard on identifying performance obligation and accounting for licenses of intellectual property and addressed the implementation issues. ASU No. 2016-12 amended and updated only the narrow aspects of Topic 606. The above standards will take effect for public companies for annual periods beginning after December 15, 2017, and interim periods within those annual periods. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. We are currently evaluating the impact of the adoption of the above guidance.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our management, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b) as of June 30, 2016. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2016 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
Refer to Note 11, Commitments and Contingencies, in Part I, Item 1, Financial Statements, for a discussion of our legal proceedings, which is incorporated into this Item 1 of Part II by reference.
Item 1A. Risk Factors
For additional information about our risk factors, see "Risk Factors" in Item 1A of our Annual Report.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On October 27, 2014, Our Board of Directors authorized a share repurchase program for the repurchase of outstanding shares of our common stock having an aggregate purchase price of up to $150 million. Our Amended Facility prohibits us from repurchasing shares available under the share repurchase program.

Shares of common stock purchased and placed in treasury during the three months ended June 30, 2016 were as follows:

Period	Total number of shares purchased (a)	Average price paid per share	Total number of shares purchased as part of publicly announced plan or programs	Maximum value of shares that may yet be purchased under the plan or program (in thousands)
April 1, 2016 - April 30, 2016	8,424	$13.97	—	$49,752
May 1, 2016 - May 31, 2016	—	$—	—	—
June 1, 2016 - June 30, 2016	—	$—	—	—
Total	8,424	$13.97	—	$49,752
(a) The 8,424 shares purchased during the three months ended June 30, 2016 were acquired from employees in connection with the settlement of income tax and related benefit withholding obligations arising from the vesting of restricted stock grants.

Item 6. Exhibits

Exhibit
Number		DESCRIPTION
10.1*		Forum Energy Technologies, Inc. 2016 Stock and Incentive Plan (incorporated herein by reference to Appendix A to the Company’s Proxy Statement on Schedule 14A filed on April 1, 2016).

31.1**	—	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	—	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1***	—	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2***	—	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	—	XBRL Instance Document.

101.SCH**	—	XBRL Taxonomy Extension Schema Document.

101.CAL**	—	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB**	—	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE**	—	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF**	—	XBRL Taxonomy Extension Definition Linkbase Document.

* Previously filed.

** Filed herewith.

*** Furnished herewith

SIGNATURES
As required by Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has authorized this report to be signed on its behalf by the undersigned authorized individuals.

FORUM ENERGY TECHNOLOGIES, INC.
Date:	August 2, 2016	By:	/s/ James W. Harris
James W. Harris
Executive Vice President and Chief Financial Officer
(As Duly Authorized Officer and Principal Financial Officer)

		By:	/s/ Tylar K. Schmitt
Tylar K. Schmitt
Vice President and Chief Accounting Officer
(As Duly Authorized Officer and Principal Accounting Officer)