Form 10-Q
period 2016-09-30
FORUM ENERGY TECHNOLOGIES, INC.
filed 2016-11-02
CIK 1401257

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________________
FORM 10-Q
___________________________________

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of November 1, 2016, there were 91,424,555 common shares outstanding.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
Forum Energy Technologies, Inc. and subsidiaries
Condensed consolidated statements of comprehensive income (loss)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
(in thousands, except per share information)	2016	2015	2016	2015
Revenue	$138,268	$244,993	$440,432	$877,504
Cost of sales	108,984	179,231	371,310	617,733
Gross profit	29,284	65,762	69,122	259,771
Operating expenses
Selling, general and administrative expenses	53,362	57,235	171,638	197,020
Transaction expenses	341	193	571	433
Loss (gain) on sale of assets and other	2,217	11	2,233	(264)
Total operating expenses	55,920	57,439	174,442	197,189
Earnings from equity investment	414	3,870	1,207	12,281
Operating income (loss)	(26,222)	12,193	(104,113)	74,863
Other expense (income)
Interest expense	6,746	7,453	20,664	22,687
Deferred financing costs written off	—	—	2,588	—
Foreign exchange (gains) losses and other, net	(3,152)	(2,910)	(14,546)	(5,511)
Total other expense	3,594	4,543	8,706	17,176
Income (loss) before income taxes	(29,816)	7,650	(112,819)	57,687
Provision (benefit) for income tax expense	(11,821)	932	(43,374)	13,448
Net income (loss)	(17,995)	6,718	(69,445)	44,239
Less: Income (loss) attributable to noncontrolling interest	(6)	(2)	24	(27)
Net income (loss) attributable to common stockholders	(17,989)	6,720	(69,469)	44,266

Weighted average shares outstanding
Basic	90,860	90,058	90,682	89,770
Diluted	90,860	91,687	90,682	91,576
Earnings (losses) per share
Basic	$(0.20)	$0.07	$(0.77)	$0.49
Diluted	$(0.20)	$0.07	$(0.77)	$0.48

Other comprehensive income (loss), net of tax:
Net income (loss)	(17,995)	6,718	(69,445)	44,239
Change in foreign currency translation, net of tax of $0	(6,243)	(18,747)	(25,618)	(30,553)
Gain (loss) on pension liability	(14)	(2)	(33)	68
Comprehensive income (loss)	(24,252)	(12,031)	(95,096)	13,754
Less: comprehensive loss (income) attributable to noncontrolling interests	(27)	64	(156)	118
Comprehensive income (loss) attributable to common stockholders	$(24,279)	$(11,967)	$(95,252)	$13,872
The accompanying notes are an integral part of these condensed consolidated financial statements.

Forum Energy Technologies, Inc. and subsidiaries
Condensed consolidated balance sheets
(Unaudited)

(in thousands, except share information)	September 30, 2016	December 31, 2015
Assets
Current assets
Cash and cash equivalents	$132,534	$109,249
Accounts receivable—trade, net	100,255	138,597
Inventories, net	355,232	424,121
Income tax receivable	32,801	—
Prepaid expenses and other current assets	29,626	33,836
Costs and estimated profits in excess of billings	10,301	12,009
Total current assets	660,749	717,812
Property and equipment, net of accumulated depreciation	159,453	186,667
Deferred financing costs, net	1,412	4,125
Intangibles, net	225,520	246,650
Goodwill	660,976	669,036
Investment in unconsolidated subsidiary	58,523	57,719
Deferred income taxes, net	720	780
Other long-term assets	3,032	3,253
Total assets	$1,770,385	$1,886,042
Liabilities and equity
Current liabilities
Current portion of long-term debt	$38	$253
Accounts payable—trade	60,146	76,823
Accrued liabilities	55,824	58,563
Deferred revenue	8,751	7,283
Billings in excess of costs and profits recognized	1,604	8,631
Total current liabilities	126,363	151,553
Long-term debt, net of current portion	396,498	396,016
Deferred income taxes, net	39,093	51,100
Other long-term liabilities	30,341	29,956
Total liabilities	592,295	628,625
Commitments and contingencies (Note 12)
Equity
Common stock, $0.01 par value, 296,000,000 shares authorized, 99,550,209 and 98,605,902 shares issued	996	986
Additional paid-in capital	907,300	891,248
Treasury stock at cost, 8,159,887 and 8,145,802 shares	(133,611)	(133,318)
Retained earnings	510,683	580,152
Accumulated other comprehensive income (loss)	(107,831)	(82,048)
Total stockholders’ equity	1,177,537	1,257,020
Noncontrolling interest in subsidiary	553	397
Total equity	1,178,090	1,257,417
Total liabilities and equity	$1,770,385	$1,886,042
The accompanying notes are an integral part of these condensed consolidated financial statements.

Forum Energy Technologies, Inc. and subsidiaries
Condensed consolidated statements of cash flows
(Unaudited)

	Nine Months Ended September 30,
(in thousands, except share information)	2016	2015
Cash flows from operating activities
Net income (loss)	$(69,445)	$44,239
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation expense	27,141	28,721
Amortization of intangible assets	19,709	20,558
Share-based compensation expense	15,521	17,090
Deferred income taxes	(12,988)	(1,528)
Deferred financing cost written off	2,588	—
Inventory write down	24,479	6,613
Earnings from equity investment, net of distributions	(804)	(6,782)
Other	4,137	4,523
Changes in operating assets and liabilities
Accounts receivable—trade	35,673	129,601
Inventories	44,538	(31,342)
Income tax receivable	(32,801)	—
Prepaid expenses and other current assets	7,113	(2,019)
Accounts payable, deferred revenue and other accrued liabilities	(15,130)	(81,496)
Costs and estimated profits in excess of billings, net	(5,511)	(10,472)
Net cash provided by operating activities	$44,220	$117,706
Cash flows from investing activities
Acquisition of businesses, net of cash acquired	(2,700)	(60,836)
Capital expenditures for property and equipment	(13,438)	(28,046)
Proceeds from sale of property and equipment	3,710	1,699
Net cash used in investing activities	$(12,428)	$(87,183)
Cash flows from financing activities
Borrowings under Credit Facility	—	79,943
Repayment of long-term debt	(254)	(105,985)
Excess tax benefits from stock based compensation	—	206
Repurchases of stock	(292)	(6,246)
Proceeds from stock issuance	1,761	4,618
Deferred financing costs	(513)	—
Net cash provided by (used in) financing activities	$702	$(27,464)
Effect of exchange rate changes on cash	(9,209)	(3,453)
Net increase (decrease) in cash and cash equivalents	23,285	(394)
Cash and cash equivalents
Beginning of period	109,249	76,579
End of period	$132,534	$76,185
The accompanying notes are an integral part of these condensed consolidated financial statements.

Forum Energy Technologies, Inc. and subsidiaries
Notes to condensed consolidated financial statements
(Unaudited)
1. Organization and basis of presentation
Forum Energy Technologies, Inc. (the "Company"), a Delaware corporation, is a global oilfield products company, serving the drilling, subsea, completions, production and infrastructure sectors of the oil and natural gas industry. The Company designs, manufactures and distributes products and engages in aftermarket services, parts supply and related services that complement the Company’s product offering.
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
In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for the fair statement of the Company's financial position, results of operations and cash flows have been included. Operating results for the nine months ended September 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016 or any other interim period.
These interim financial statements are unaudited and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") regarding interim financial reporting. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America ("GAAP") for complete consolidated financial statements and should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2015, which are included in the Company’s 2015 Annual Report on Form 10-K filed with the SEC on February 26, 2016, as updated by Exhibit 99.4 to the Company’s Current Report on Form 8-K filed with the SEC on August 23, 2016 (the "Annual Report").
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
In August 2016, the FASB issued Accounting Standards Update ("ASU") No. 2016-15 Cash Flow Statement (Topic 230) - Classification of Certain Cash Receipts and Cash Payments. This new guidance addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice, including: debt prepayment or debt extinguishment costs, settlement of zero-coupon debt instruments or other debt instruments, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, proceeds from the settlement of corporate-owned life insurance policies, distributions received from equity method investees, beneficial interests in securitization transactions, and separately identifiable cash flows and application of the predominance principle. The only issue currently relevant to the Company is distributions received from equity method investees, where the new guidance allows an accounting policy election between the cumulative earnings approach and the nature distribution approach. The Company will continue to use the cumulative earnings approach, therefore the guidance is not expected to have a material impact on the Company's consolidated financial statements. ASU 2016-15 is effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years.
In May 2016, the FASB issued ASU No. 2016-11 Revenue Recognition (Topic 605) and Derivatives and Hedging (Topic 815) - Rescission of SEC Guidance Because of Accounting Standards Updates No. 2014-09 and No. 2014-16 Pursuant to Staff Announcements at the March 3, 2016 EITF Meeting. This new guidance rescinded certain SEC staff observer comments in Topic 605 related to revenue and expense recognition for freight services in process and accounting for

Forum Energy Technologies, Inc. and subsidiaries
Notes to condensed consolidated financial statements (continued)
(Unaudited)

shipping and handling fees and costs, in Topic 932 related to gas-balancing arrangements, and in Topic 815 related to the nature of a host contract related to a hybrid instrument issued in the form of a share. ASU 2016-11 is effective upon adoption of Topic 606 and is not expected to have a material impact on the Company's consolidated financial statements.
In March, April and May 2016, the FASB issued a series of ASUs on revenue standards, including No. 2016-08 Revenue from Contracts with Customers (Topic 606) - Principal versus Agent Considerations, No. 2016-10, Revenue from Contracts with Customers (Topic 606) - Identifying Performance Obligations and Licensing, and No. 2016-12 Revenue from Contracts with Customers (Topic 606) - Narrow-Scope Improvements and Practical Expedients. ASU No. 2016-08 amended the guidance in the new revenue standard on assessing whether an entity is a principal or an agent in a revenue transaction, which impacts whether an entity reports revenue on a gross or net basis. ASU No. 2016-10 amended and clarified the guidance in the new revenue standard on identifying performance obligation and accounting for licenses of intellectual property and addressed the implementation issues. ASU No. 2016-12 amended and updated only the narrow aspects of Topic 606. The above standards will take effect for public companies for annual periods beginning after December 15, 2017, and interim periods within those annual periods. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The Company is currently evaluating the impact of the adoption of the above guidance.
In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting.  This new guidance includes provisions intended to simplify various aspects related to how share-based payments are accounted for and presented in the financial statements: a) All excess tax benefits and tax deficiencies should be recognized as income tax expense or benefit in the income statement; b) Excess tax benefits should be classified along with other income tax cash flows as an operating activity; c) An entity can make an entity-wide accounting policy election to either estimate the number of awards that are expected to vest or account for forfeitures when they occur; d) The threshold to qualify for equity classification permits withholding up to the maximum statutory tax rates in the applicable jurisdictions; e) Cash paid by an employer when directly withholding shares for tax withholding purposes should be classified as a financing activity. There are also two additional provisions for non-public entities that do not apply to the Company. The standard will take effect for public companies for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The Company is currently evaluating the impact of the adoption of this guidance.
In February 2016, the FASB issued ASU No. 2016-02, Leases.  Under this new guidance, lessees will be required to recognize assets and liabilities on the balance sheet for the rights and obligations created by all leases with terms of greater than twelve months. The standard will take effect for public companies with fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018.  The Company is currently evaluating the impact of the adoption of this guidance.
In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements - Going Concern. The new standard requires management to evaluate whether there are conditions or events that raise substantial doubt as to an entity's ability to continue as a going concern for both annual and interim reporting periods. The guidance is effective for the Company for the annual period ending after December 15, 2016 and interim periods thereafter. The guidance is not expected to have a material impact on the Company's consolidated financial statements.
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

Forum Energy Technologies, Inc. and subsidiaries
Notes to condensed consolidated financial statements (continued)
(Unaudited)

3. Acquisitions and Dispositions
2016 Acquisition
In April 2016, the Company completed the acquisition of the wholesale completion packers business of Team Oil Tools, Inc. The acquisition includes a wide variety of completion and service tools, including retrievable and permanent packers, bridge plugs and accessories which are sold to oilfield service providers, packer repair companies and distributors on a global basis, and is included in the Completions segment. The fair values of the assets acquired and liabilities assumed have not been presented because they are not material to the unaudited condensed consolidated financial statements.
2015 Acquisition
Effective February 2, 2015, the Company completed the acquisition of J-Mac Tool, Inc. ("J-Mac") for consideration of $61.9 million, including $1.1 million paid subsequent to September 30, 2016 in conjunction with the completion of the review of working capital. J-Mac is a Fort Worth, Texas based manufacturer of high quality hydraulic fracturing pumps, power ends, fluid ends and other pump accessories. J-Mac is included in the Completions segment. The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of the acquisition (in thousands):

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
Dispositions and Assets Held for Sale
In the third quarter 2016, management approved a plan to sell the land and building located in Robstown, Texas (the “Robstown assets”) in the Completions segment with a total carrying value of $8.2 million. The decision to sell the Robstown assets was primarily intended to achieve cost savings from the consolidation of manufacturing locations. The Robstown assets were classified as held for sale as of September 30, 2016, and were reported within the balance sheet line item Prepaid expenses and other current assets.  The Robstown assets are recorded at their fair value, net of estimated cost to sell, of $6.1 million. As a result,  a $2.1 million write-down was recorded during the third quarter of 2016, which is included in Loss (gain) on sale of assets and other in our Condensed consolidated statements of comprehensive income (loss). The Robstown assets are expected to be sold in the fourth quarter of 2016.

Forum Energy Technologies, Inc. and subsidiaries
Notes to condensed consolidated financial statements (continued)
(Unaudited)

4. Inventories
The Company's significant components of inventory at September 30, 2016 and December 31, 2015 were as follows (in thousands):

	September 30, 2016	December 31, 2015
Raw materials and parts	$117,882	$148,372
Work in process	26,762	38,381
Finished goods	293,609	315,256
Gross inventories	438,253	502,009
Inventory reserve	(83,021)	(77,888)
Inventories	$355,232	$424,121
5. Goodwill and intangible assets
Goodwill
The changes in the carrying amount of goodwill from December 31, 2015 to September 30, 2016, were as follows (in thousands):

	Drilling & Subsea	Completions	Production & Infrastructure	Total
Goodwill Balance at December 31, 2015, net	$334,595	$316,914	$17,527	$669,036
Acquisitions	—	—	—	—
Impact of non-U.S. local currency translation	(9,602)	1,353	189	(8,060)
Goodwill Balance at September 30, 2016, net	$324,993	$318,267	$17,716	$660,976

The Company performs its annual impairment tests of goodwill as of October 1. There was no impairment of goodwill during the three and nine months ended September 30, 2016. Accumulated impairment losses on goodwill were $168.8 million as of September 30, 2016 and December 31, 2015.

Intangible assets
Intangible assets consisted of the following as of September 30, 2016 and December 31, 2015, respectively (in thousands):

	September 30, 2016
	Gross carrying amount	Accumulated amortization	Net amortizable intangibles	Amortization period (in years)
Customer relationships	$274,533	$(112,599)	$161,934	4-15
Patents and technology	34,514	(11,781)	22,733	5-17
Non-compete agreements	6,321	(5,598)	723	3-6
Trade names	45,001	(17,503)	27,498	10-15
Distributor relationships	22,160	(14,758)	7,402	8-15
Trademark	5,230	—	5,230	Indefinite
Intangible Assets Total	$387,759	$(162,239)	$225,520

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

6. Investment in unconsolidated subsidiary
Effective July 1, 2013, the Company jointly purchased Global Tubing, LLC ("Global Tubing") with an equal partner, with management retaining a small interest. Global Tubing is a Dayton, Texas based provider of coiled tubing strings and related services. The Company's equity investment is reported in the Completions segment and is accounted for using the equity method of accounting. As Global Tubing's products are complementary to the Company’s well intervention and stimulation products and the investment's business is integral to the Company's operations, the earnings from the equity investment are included within operating income.
Condensed financial data for the equity investment in the unconsolidated subsidiary is summarized as follows (in thousands):

	Three months ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net revenues	$17,099	$26,033	$49,851	$81,513
Gross profit	3,684	11,731	12,082	36,505
Net income	863	8,063	2,515	25,588
The Company's earnings from equity investment	414	3,870	1,207	12,281

7. Debt
Notes payable and lines of credit as of September 30, 2016 and December 31, 2015 consisted of the following (in thousands):

	September 30, 2016	December 31, 2015
6.25% Senior Notes due October 2021	$400,000	$400,000
Unamortized debt premium	2,091	2,395
Deferred financing cost	(5,599)	(6,425)
Senior secured revolving credit facility	—	—
Other debt	44	299
Total debt	396,536	396,269
Less: current maturities	38	253
Long-term debt	$396,498	$396,016

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
The Credit Facility matures in November 2018. As of September 30, 2016, we had no borrowings outstanding under the Credit Facility, and $17.3 million of outstanding letters of credit. As of September 30, 2016, the Company had the capacity to borrow an additional $108.0 million subject to certain limitations in the Credit Facility. Weighted average interest rates under the Credit Facility for the twelve months ended December 31, 2015 were approximately 2%.
There have been no changes to the financial covenants disclosed in Item 8 of the Annual Report, as updated by Exhibit 99.4 to the Company’s Current Report on Form 8-K filed with the SEC on August 23, 2016, and the Company was in compliance with all financial covenants at September 30, 2016.
8. Income taxes
The Company's effective tax rate was 38.4% for the nine months ended September 30, 2016 and 23.3% for the nine months ended September 30, 2015. The effective tax rate was 39.6% for the three months ended September 30, 2016 and 12.2% for the three months ended September 30, 2015. The tax rates for the three and nine months ended September 30, 2016 are higher than the comparable period in 2015 primarily due to the losses incurred in the United States, which are benefited at a higher statutory tax rate, offset by earnings outside the United States in jurisdictions subject to lower tax rates. The effective tax rate can vary from period to period depending on the Company's relative mix of U.S. and non-U.S. earnings and losses.The Company expects to realize a net operating loss in the United States in 2016. In the third quarter 2016, the Company determined it would elect to carry the net operating loss back to recover taxes paid in earlier periods. As a result, the tax benefit of $32.8 million was reclassified from deferred taxes to income tax receivable.
9. Fair value measurements
At September 30, 2016, the Company had no debt outstanding under the Credit Facility, and $17.3 million of outstanding letters of credit. Substantially all of the debt, if any, under the Credit Facility incurs interest at a variable interest rate and, therefore, the carrying amount approximates fair value. The fair value of the debt is classified as a Level 2 measurement because interest rates charged are similar to other financial instruments with similar terms and maturities.
The fair value of the Company’s Senior Notes is estimated using Level 2 inputs in the fair value hierarchy and is based on quoted prices for those or similar instruments. At September 30, 2016, the fair value and the carrying value of the Company’s Senior Notes approximated $378.5 million and $402.1 million, respectively. At December 31, 2015, the fair value and the carrying value of the Company’s Senior Notes approximated $334.1 million and $402.5 million, respectively.
There were no outstanding financial assets as of September 30, 2016 and December 31, 2015 that required measuring the amounts at fair value. The Company did not change its valuation techniques associated with recurring fair value measurements from prior periods and there were no transfers between levels of the fair value hierarchy during the nine months ended September 30, 2016.

Forum Energy Technologies, Inc. and subsidiaries
Notes to condensed consolidated financial statements (continued)
(Unaudited)

10. Business segments
Beginning with the first quarter of 2016, the Company realigned its segments. Completions was designated as a separate segment in recognition of its expanded operations and its significant growth potential. The Company is reporting its results of operations in the following three reportable segments: Drilling & Subsea, Completions and Production & Infrastructure, instead of the original two reportable segments. Management’s change in the composition of the Company’s reportable segments was made in order to align with activity drivers and the customers of our product group, and how management reviews and evaluates operating performance. This change will be reflected on a retrospective basis in accordance with GAAP, with prior years adjusted to reflect the change in reportable segments. The amounts indicated below as "Corporate" relate to costs and assets not allocated to the reportable operating segments. Summary financial data by segment follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Revenue:
Drilling & Subsea	$50,830	$110,849	$172,859	$404,121
Completions	33,549	55,627	92,320	222,465
Production & Infrastructure	54,030	78,791	176,364	251,850
Intersegment eliminations	(141)	(274)	(1,111)	(932)
Total revenue	$138,268	$244,993	$440,432	$877,504

Operating income (loss):
Drilling & Subsea	$(11,340)	$5,438	$(41,696)	$35,569
Completions	(5,205)	5,380	(39,687)	36,805
Production & Infrastructure	(713)	6,572	494	23,995
Corporate	(6,406)	(4,993)	(20,420)	(21,337)
Total segment operating income (loss)	(23,664)	12,397	(101,309)	75,032
Transaction expenses	341	193	571	433
Loss (gain) on sale of assets and other	2,217	11	2,233	(264)
Income (loss) from operations	$(26,222)	$12,193	$(104,113)	$74,863
A summary of consolidated assets by reportable segment is as follows (in thousands):

	September 30, 2016	December 31, 2015
Assets
Drilling & Subsea	$810,905	$912,324
Completions	696,532	728,745
Production & Infrastructure	172,272	187,741
Corporate	90,676	57,232
Total assets	$1,770,385	$1,886,042
Corporate assets include, among other items, prepaid assets, cash and deferred financing costs.

Forum Energy Technologies, Inc. and subsidiaries
Notes to condensed consolidated financial statements (continued)
(Unaudited)

11. Earnings per share
The calculation of basic and diluted earnings (losses) per share for each period presented was as follows (dollars and shares in thousands, except per share amounts):

	Three months ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net Income (loss) attributable to common stockholders	$(17,989)	$6,720	$(69,469)	$44,266

Average shares outstanding (basic)	90,860	90,058	90,682	89,770
Common stock equivalents	—	1,629	—	1,806
Diluted shares	90,860	91,687	90,682	91,576
Earnings (losses) per share
Basic earnings (losses) per share	$(0.20)	$0.07	$(0.77)	$0.49
Diluted earnings (losses) per share	$(0.20)	$0.07	$(0.77)	$0.48
The diluted earnings per share calculation excludes all stock options for the three and nine months ended September 30, 2016, because there is a net loss for each respective period. The diluted earnings per share calculation excludes approximately 2.0 million stock options for the three months ended September 30, 2015, and approximately 1.8 million stock options for the nine months ended September 30, 2015, because they were anti-dilutive as the option exercise price was greater than the average market price of the common stock.
12. Commitments and contingencies
In the ordinary course of business, the Company is, and in the future could be, involved in various pending or threatened legal actions that may or may not be covered by insurance. Management has reviewed such pending judicial and legal proceedings, the reasonably anticipated costs and expenses in connection with such proceedings, and the availability and limits of insurance coverage. Reserves have been established that are believed to be appropriate in light of the outcomes that are considered to be probable and can be reasonably estimated. The reserves accrued at September 30, 2016 and December 31, 2015, respectively, are immaterial.
13. Stockholders' equity
Share-based compensation
During the nine months ended September 30, 2016, the Company granted 818,620 options and 1,716,239 shares of restricted stock or restricted stock units, which includes 257,900 performance share awards with a market condition. The stock options were granted with exercise prices of $9.39. Of the restricted stock or restricted stock units granted, 1,338,522 vest ratably over four years on each anniversary of the grant date. 119,817 shares of restricted stock or restricted stock units were granted to the non-employee members of the Board of Directors, which have a twelve month vesting period from the grant date. The performance share awards granted may settle for between zero and two shares of the Company's common stock. The number of shares issued pursuant to the performance share awards will be determined based on the total shareholder return of the Company's common stock as compared to a group of peer companies, measured annually over a one year, two year and three-year performance period.
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

Condensed consolidating statements of comprehensive income (loss)

	Three months ended September 30, 2016
	FET (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
			(in thousands)
Revenue	$—	$101,357	$44,869	$(7,958)	$138,268
Cost of sales	—	81,250	36,767	(9,033)	108,984
Gross profit	—	20,107	8,102	1,075	29,284
Operating expenses
Selling, general and administrative expenses	—	42,569	10,793	—	53,362
Transaction expenses	—	306	35	—	341
Loss (gain) on sale of assets and other	—	2,130	87	—	2,217
Total operating expenses	—	45,005	10,915	—	55,920
Earnings from equity investment	—	414	—	—	414
Equity earnings (losses) from affiliate, net of tax	(13,579)	1,620	—	11,959	—
Operating income (loss)	(13,579)	(22,864)	(2,813)	13,034	(26,222)
Other expense (income)
Interest expense (income)	6,785	(84)	45	—	6,746
Foreign exchange (gains) losses and other, net	—	(19)	(3,133)	—	(3,152)
Total other expense (income)	6,785	(103)	(3,088)	—	3,594
Income (loss) before income taxes	(20,364)	(22,761)	275	13,034	(29,816)
Provision (benefit) for income tax expense	(2,375)	(9,182)	(264)	—	(11,821)
Net income (loss)	(17,989)	(13,579)	539	13,034	(17,995)
Less: Income (loss) attributable to noncontrolling interest	—	—	(6)	—	(6)
Net income (loss) attributable to common stockholders	(17,989)	(13,579)	545	13,034	(17,989)

Other comprehensive income (loss), net of tax:
Net income (loss)	(17,989)	(13,579)	539	13,034	(17,995)
Change in foreign currency translation, net of tax of $0	(6,243)	(6,243)	(6,243)	12,486	(6,243)
Change in pension liability	(14)	(14)	(14)	28	(14)
Comprehensive income (loss)	(24,246)	(19,836)	(5,718)	25,548	(24,252)
Less: comprehensive (income) loss attributable to noncontrolling interests	—	—	(27)		(27)
Comprehensive income (loss) attributable to common stockholders	$(24,246)	$(19,836)	$(5,745)	$25,548	$(24,279)

Forum Energy Technologies, Inc. and subsidiaries
Notes to condensed consolidated financial statements (continued)
(Unaudited)

Condensed consolidating statements of comprehensive income (loss)

	Three months ended September 30, 2015
	FET (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
			(in thousands)
Revenue	$—	$182,986	$83,751	$(21,744)	$244,993
Cost of sales	—	140,444	60,494	(21,707)	179,231
Gross profit	—	42,542	23,257	(37)	65,762
Operating expenses
Selling, general and administrative expenses	—	41,157	16,078	—	57,235
Transaction expenses	—	193	—	—	193
Loss (gain) on sale of assets and other	—	(15)	26	—	11
Total operating expenses	—	41,335	16,104	—	57,439
Earnings from equity investment	—	3,870	—	—	3,870
Equity earnings from affiliates, net of tax	11,568	8,286	—	(19,854)	—
Operating income (loss)	11,568	13,363	7,153	(19,891)	12,193
Other expense (income)
Interest expense (income)	7,458	(1)	(4)	—	7,453
Foreign exchange (gains) losses and other, net	—	(253)	(2,657)	—	(2,910)
Total other expense (income)	7,458	(254)	(2,661)	—	4,543
Income (loss) before income taxes	4,110	13,617	9,814	(19,891)	7,650
Provision (benefit) for income tax expense	(2,610)	2,049	1,493	—	932
Net income (loss)	6,720	11,568	8,321	(19,891)	6,718
Less: Income (loss) attributable to noncontrolling interest	—	—	(2)	—	(2)
Net income (loss) attributable to common stockholders	6,720	11,568	8,323	(19,891)	6,720

Other comprehensive income (loss), net of tax:
Net income (loss)	6,720	11,568	8,321	(19,891)	6,718
Change in foreign currency translation, net of tax of $0	(18,747)	(18,747)	(18,747)	37,494	(18,747)
Change in pension liability	(2)	(2)	(2)	4	(2)
Comprehensive income (loss)	(12,029)	(7,181)	(10,428)	17,607	(12,031)
Less: comprehensive (income) loss attributable to noncontrolling interests	—	—	64	—	64
Comprehensive income (loss) attributable to common stockholders	$(12,029)	$(7,181)	$(10,364)	$17,607	$(11,967)

Forum Energy Technologies, Inc. and subsidiaries
Notes to condensed consolidated financial statements (continued)
(Unaudited)

Condensed consolidating statements of comprehensive income (loss)

	Nine months ended September 30, 2016
	FET (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
			(in thousands)
Revenue	$—	$321,734	$151,383	$(32,685)	$440,432
Cost of sales	—	281,666	123,631	(33,987)	371,310
Gross profit	—	40,068	27,752	1,302	69,122
Operating expenses
Selling, general and administrative expenses	—	137,099	34,539	—	171,638
Transaction expenses	—	536	35	—	571
Loss (gain) on sale of assets and other	—	2,310	(77)	—	2,233
Total operating expenses	—	139,945	34,497	—	174,442
Earnings from equity investment	—	1,207	—	—	1,207
Equity earnings (losses) from affiliates, net of tax	(54,323)	7,765	—	46,558	—
Operating income (loss)	(54,323)	(90,905)	(6,745)	47,860	(104,113)
Other expense (income)
Interest expense (income)	20,713	(97)	48	—	20,664
Deferred loan costs written off	2,588	—	—	—	2,588
Foreign exchange (gains) losses and other, net	—	(553)	(13,993)	—	(14,546)
Total other expense (income)	23,301	(650)	(13,945)	—	8,706
Income (loss) before income taxes	(77,624)	(90,255)	7,200	47,860	(112,819)
Provision (benefit) for income tax expense	(8,155)	(35,932)	713	—	(43,374)
Net income (loss)	(69,469)	(54,323)	6,487	47,860	(69,445)
Less: Income (loss) attributable to noncontrolling interest	—	—	24	—	24
Net income (loss) attributable to common stockholders	(69,469)	(54,323)	6,463	47,860	(69,469)

Other comprehensive income (loss), net of tax:
Net income (loss)	(69,469)	(54,323)	6,487	47,860	(69,445)
Change in foreign currency translation, net of tax of $0	(25,618)	(25,618)	(25,618)	51,236	(25,618)
Change in pension liability	(33)	(33)	(33)	66	(33)
Comprehensive income (loss)	(95,120)	(79,974)	(19,164)	99,162	(95,096)
Less: comprehensive (income) loss attributable to noncontrolling interests	—	—	(156)	—	(156)
Comprehensive income (loss) attributable to common stockholders	$(95,120)	$(79,974)	$(19,320)	$99,162	$(95,252)

Forum Energy Technologies, Inc. and subsidiaries
Notes to condensed consolidated financial statements (continued)
(Unaudited)

Condensed consolidating statements of comprehensive income (loss)

	Nine months ended September 30, 2015
	FET (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
			(in thousands)
Revenue	$—	$661,419	$306,431	$(90,346)	$877,504
Cost of sales	—	484,338	221,940	(88,545)	617,733
Gross profit	—	177,081	84,491	(1,801)	259,771
Operating expenses
Selling, general and administrative expenses	—	150,955	46,065	—	197,020
Transaction expenses	—	433	—	—	433
Loss (gain) on sale of assets and other	—	(73)	(191)	—	(264)
Total operating expenses	—	151,315	45,874	—	197,189
Earnings from equity investment	—	12,281	—	—	12,281
Equity earnings from affiliates, net of tax	59,002	35,116	—	(94,118)	—
Operating income (loss)	59,002	73,163	38,617	(95,919)	74,863
Other expense (income)
Interest expense (income)	22,670	13	4	—	22,687
Foreign exchange (gains) losses and other, net	—	(407)	(5,104)	—	(5,511)
Total other expense (income)	22,670	(394)	(5,100)	—	17,176
Income (loss) before income taxes	36,332	73,557	43,717	(95,919)	57,687
Provision (benefit) for income tax expense	(7,934)	14,555	6,827	—	13,448
Net income (loss)	44,266	59,002	36,890	(95,919)	44,239
Less: Income (loss) attributable to noncontrolling interest	—	—	(27)	—	(27)
Net income (loss) attributable to common stockholders	44,266	59,002	36,917	(95,919)	44,266

Other comprehensive income (loss), net of tax:
Net income (loss)	44,266	59,002	36,890	(95,919)	44,239
Change in foreign currency translation, net of tax of $0	(30,553)	(30,553)	(30,553)	61,106	(30,553)
Change in pension liability	68	68	68	(136)	68
Comprehensive income (loss)	13,781	28,517	6,405	(34,949)	13,754
Less: comprehensive (income) loss attributable to noncontrolling interests	—	—	118	—	118
Comprehensive income (loss) attributable to common stockholders	$13,781	$28,517	$6,523	$(34,949)	$13,872

Forum Energy Technologies, Inc. and subsidiaries
Notes to condensed consolidated financial statements (continued)
(Unaudited)

Condensed consolidating balance sheets

	September 30, 2016
	FET (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
			(in thousands)
Assets
Current assets
Cash and cash equivalents	$65	$44,930	$87,539	$—	$132,534
Accounts receivable—trade, net	—	66,272	33,983	—	100,255
Inventories	—	275,694	87,640	(8,102)	355,232
Cost and profits in excess of billings	—	5,627	4,674	—	10,301
Income tax receivable	—	32,801	—	—	32,801
Other current assets	230	23,088	6,308	—	29,626
Total current assets	295	448,412	220,144	(8,102)	660,749
Property and equipment, net of accumulated depreciation	—	132,087	27,366	—	159,453
Deferred financing costs, net	1,412	—	—	—	1,412
Deferred income taxes, net	—	—	720	—	720
Intangibles	—	171,488	54,032	—	225,520
Goodwill	—	481,374	179,602	—	660,976
Investment in unconsolidated subsidiary	—	58,523	—	—	58,523
Investment in affiliates	1,108,601	476,874	—	(1,585,475)	—
Long-term advances to affiliates	476,656	—	61,774	(538,430)	—
Other long-term assets	—	2,363	669	—	3,032
Total assets	$1,586,964	$1,771,121	$544,307	$(2,132,007)	$1,770,385
Liabilities and equity
Current liabilities
Current portion of long-term debt	$—	$28	$10	$—	$38
Accounts payable—trade	—	43,463	16,683	—	60,146
Accrued liabilities	12,935	35,199	7,690	—	55,824
Deferred revenue	—	1,260	7,491	—	8,751
Billings in excess of costs and profits	—	457	1,147	—	1,604
Total current liabilities	12,935	80,407	33,021	—	126,363
Long-term debt, net of current portion	396,492	2	4	—	396,498
Long-term payables to affiliates	—	538,430	—	(538,430)	—
Deferred income taxes, net	—	27,896	11,197	—	39,093
Other long-term liabilities	—	15,785	14,556	—	30,341
Total liabilities	409,427	662,520	58,778	(538,430)	592,295

Total stockholder's equity	1,177,537	1,108,601	484,976	(1,593,577)	1,177,537
Noncontrolling interest in subsidiary	—	—	553	—	553
Equity	1,177,537	1,108,601	485,529	(1,593,577)	1,178,090
Total liabilities and equity	$1,586,964	$1,771,121	$544,307	$(2,132,007)	$1,770,385

Forum Energy Technologies, Inc. and subsidiaries
Notes to condensed consolidated financial statements (continued)
(Unaudited)

Condensed consolidating balance sheets

	December 31, 2015
	FET (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
			(in thousands)
Assets
Current assets
Cash and cash equivalents	$—	$36,884	$72,365	$—	$109,249
Accounts receivable—trade, net	—	85,537	53,060	—	138,597
Inventories	—	318,360	115,165	(9,404)	424,121
Cost and profits in excess of billings	—	6,477	5,532	—	12,009
Other current assets	—	25,447	8,389	—	33,836
Total current assets	—	472,705	254,511	(9,404)	717,812
Property and equipment, net of accumulated depreciation	—	153,995	32,672	—	186,667
Deferred financing costs, net	4,125	—	—	—	4,125
Deferred income tax, net	—	—	780	—	780
Intangibles	—	186,234	60,416	—	246,650
Goodwill	—	481,374	187,662	—	669,036
Investment in unconsolidated subsidiary	—	57,719	—	—	57,719
Investment in affiliates	1,188,707	514,893	—	(1,703,600)	—
Long-term advances to affiliates	467,184	—	60,221	(527,405)	—
Other long-term assets	—	2,549	704	—	3,253
Total assets	$1,660,016	$1,869,469	$596,966	$(2,240,409)	$1,886,042
Liabilities and equity
Current liabilities
Current portion of long-term debt	$—	$243	$10	$—	$253
Accounts payable—trade	$—	$57,529	$19,294	$—	$76,823
Accrued liabilities	7,026	40,875	10,662	—	58,563
Deferred revenue	—	1,334	5,949	—	7,283
Billings in excess of costs and profits recognized	—	1,872	6,759	—	8,631
Total current liabilities	7,026	101,853	42,674	—	151,553
Long-term debt, net of current portion	395,970	34	12	—	396,016
Long-term payables to affiliates	—	527,406	—	(527,406)	—
Deferred income taxes, net	—	36,937	14,163	—	51,100
Other long-term liabilities	—	14,533	15,423	—	29,956
Total liabilities	402,996	680,763	72,272	(527,406)	628,625

Total stockholder's equity	1,257,020	1,188,706	524,297	(1,713,003)	1,257,020
Noncontrolling interest in subsidiary	—	—	397	—	397
Equity	1,257,020	1,188,706	524,694	(1,713,003)	1,257,417
Total liabilities and equity	$1,660,016	$1,869,469	$596,966	$(2,240,409)	$1,886,042

Forum Energy Technologies, Inc. and subsidiaries
Notes to condensed consolidated financial statements (continued)
(Unaudited)

Condensed consolidating statements of cash flows

	Nine months ended September 30, 2016
	FET (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
			(in thousands)
Cash flows from (used in) operating activities	$(6,940)	$20,042	$51,118	$(20,000)	$44,220
Cash flows from investing activities
Acquisition of businesses, net of cash acquired	—	(2,700)	—	—	(2,700)
Capital expenditures for property and equipment	—	(9,530)	(3,908)	—	(13,438)
Long-term loans and advances to affiliates	6,049	3,148	—	(9,197)	—
Other	—	3,389	321	—	3,710
Net cash provided by (used in) investing activities	$6,049	$(5,693)	$(3,587)	$(9,197)	$(12,428)
Cash flows from financing activities
Borrowings (repayment) of long-term debt	—	(254)	—	—	(254)
Long-term loans and advances to affiliates	—	(6,049)	(3,148)	9,197	—
Dividend paid to affiliates	—	—	(20,000)	20,000	—
Other	956	—	—	—	956
Net cash provided by (used in) financing activities	$956	$(6,303)	$(23,148)	$29,197	$702
Effect of exchange rate changes on cash	—	—	(9,209)	—	(9,209)
Net increase (decrease) in cash and cash equivalents	65	8,046	15,174	—	23,285
Cash and cash equivalents
Beginning of period	—	36,884	72,365	—	109,249
End of period	$65	$44,930	$87,539	$—	$132,534

Forum Energy Technologies, Inc. and subsidiaries
Notes to condensed consolidated financial statements (continued)
(Unaudited)

Condensed consolidating statements of cash flows

	Nine months ended September 30, 2015
	FET (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
			(in thousands)
Cash flows from (used in) operating activities	$(6,543)	$79,698	$44,551	$—	$117,706
Cash flows from investing activities
Acquisition of businesses, net of cash acquired	—	(60,836)	—	—	(60,836)
Capital expenditures for property and equipment	—	(19,858)	(8,188)	—	(28,046)
Long-term loans and advances to affiliates	27,719	40,544	—	(68,263)	—
Other	—	992	707	—	1,699
Net cash provided by (used in) investing activities	$27,719	$(39,158)	$(7,481)	$(68,263)	$(87,183)
Cash flows from financing activities
Repayment of long-term debt	(25,305)	(723)	(14)	—	(26,042)
Long-term loans and advances to affiliates	—	(27,719)	(40,544)	68,263	—
Other	(1,422)	—	—	—	(1,422)
Net cash provided by (used in) financing activities	$(26,727)	$(28,442)	$(40,558)	$68,263	$(27,464)
Effect of exchange rate changes on cash	—	—	(3,453)	—	(3,453)
Net increase (decrease) in cash and cash equivalents	(5,551)	12,098	(6,941)	—	(394)
Cash and cash equivalents
Beginning of period	5,551	4,006	67,022	—	76,579
End of period	$—	$16,104	$60,081	$—	$76,185

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
Forward-looking statements may include statements about:
•business strategy;
•cash flows and liquidity;
•the volatility of and the impact of recent significant declines in oil and natural gas prices;
•the availability of raw materials and specialized equipment;
•our ability to accurately predict customer demand;
•customer order cancellations or deferrals;
•competition in the oil and natural gas industry;
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
All forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q. We disclaim any obligation to update or revise these statements unless required by law, and you should not place undue reliance on these forward-looking statements. Although we believe that our plans, intentions and expectations reflected in or suggested by the forward-looking statements we make in this Quarterly Report on Form 10-Q are reasonable, we can give no assurance that these plans, intentions or expectations will be achieved. We disclose important factors that could cause our actual results to differ materially from our expectations in "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the "SEC") on February 26, 2016, as updated by the Company’s Current Report on Form 8-K filed with the SEC on August 23, 2016, and elsewhere in this Quarterly Report on Form 10-Q. These cautionary statements qualify all forward-looking statements attributable to us or persons acting on our behalf.
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
We seek to design, manufacture and supply reliable products that create value for our diverse customer base, which includes, among others, oil and natural gas operators, land and offshore drilling contractors, oilfield service companies, subsea construction and service companies, and pipeline and refinery operators.
Beginning with the first quarter of 2016, we realigned our segments. Completions was designated as a separate segment in recognition of the expansion in these operations and its significant growth potential. We are reporting our results of operations in the following reportable segments: Drilling & Subsea, Completions and Production & Infrastructure, instead of the original two reportable segments. Management’s change in the composition of the Company’s reportable segments was made in order to align with activity drivers and the customers of our product groups and how management reviews and evaluates operating performance. This change will be reflected on a retrospective basis in accordance with generally accepted accounting principles, with prior years adjusted to reflect the change in reportable segments. The new segments are composed of the following:

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

•
Production & Infrastructure segment. This segment designs, manufactures and supplies products and provides related equipment and services for production and infrastructure markets.  The products and related services consist primarily of: (i) engineered process systems, production equipment and related field services, as well as desalinization equipment; and (ii) a wide range of industrial valves focused on serving upstream, midstream, and downstream oil and natural gas customers.

Market Conditions
The level of demand for our products and services is directly related to activity levels and the capital and operating budgets of our customers, which in turn are influenced heavily by energy prices and the expectation as to future trends in those prices. Energy prices have historically been cyclical in nature, as exemplified by the significant decrease in oil prices beginning in the middle of 2014, and are affected by a wide range of factors. The decline in energy prices has had a material adverse impact on our earnings during 2016. Although the extent and duration of the decline in energy prices, and the timing and pace of a recovery, are difficult to predict, we expect current market conditions to have a material adverse impact on our earnings at least through 2016 and into 2017.
The table below shows average crude oil and natural gas prices for West Texas Intermediate crude oil (WTI), United Kingdom Brent crude oil (Brent), and Henry Hub natural gas:

	Three months ended
	September 30,	June 30,	September 30,
	2016	2016	2015
Average Global Oil, $/bbl
West Texas Intermediate	$44.85	$45.46	$46.53
United Kingdom Brent	$45.80	$45.57	$50.54

Average North American Natural Gas, $/Mcf
Henry Hub	$2.88	$2.15	$2.76
Average WTI and Brent oil prices were 4% and 9% lower, respectively, in the third quarter of 2016 than in the third quarter of 2015. Average natural gas prices were 4% higher in the third quarter of 2016 than in the prior year period. Primarily as a result of increasing supply and insufficient demand growth, crude oil prices began a significant decline in the second half of 2014 and, as of September 30, 2016, they were 56% less than the peak price in June 2014. The precipitous decline in oil and natural gas prices since the middle of 2014 has resulted in a significant decrease in exploration and production activity and spending by our customers, causing us to experience a significant adverse impact on our results of operations.
Crude oil prices have risen significantly from their lows in February of this year. The recent increase in oil prices and the expectation for stabilization or further strengthening caused an increase in North American drilling and completions activity during the third quarter and an improvement in our inbound orders. Although the price of oil has risen since the end of the second quarter, it has not recovered to a point sufficient to cause a significant increase in investment activity across the global industry. While there has been some improvement in activity in North America, international and subsea activity has not yet improved. Should the global oversupply of crude oil continue to reduce and oil prices increase further, we believe that we will begin to see an increase in our revenues. Until then, we expect the significant adverse impact on our results of operations to continue.

The table below shows the average number of active drilling rigs, based on the weekly Baker Hughes Incorporated rig count, operating by geographic area and drilling for different purposes.

	Three months ended
	September 30,	June 30,	September 30,
	2016	2016	2015
Active Rigs by Location
United States	479	422	866
Canada	121	48	188
International	936	943	1,131
Global Active Rigs	1,536	1,413	2,185

Land vs. Offshore Rigs
Land	1,291	1,164	1,883
Offshore	245	249	302
Global Active Rigs	1,536	1,413	2,185

U.S. Commodity Target
Oil/Gas	389	334	657
Gas	88	87	208
Unclassified	2	1	1
Total U.S. Active Rigs	479	422	866

U.S. Well Path
Horizontal	372	326	658
Vertical	62	51	123
Directional	45	45	85
Total U.S. Active Rigs	479	422	866
As a result of lower oil and natural gas prices, the average U.S. rig count decreased 45% from the third quarter of 2015, while the international rig count decreased 17% from the third quarter of 2015. The U.S. rig count declined 71% from 1,811 rigs at the beginning of 2015 to 522 rigs at the end of September 2016. Sequentially the average U.S. rig count increased 14% from the second quarter of 2016, while the international rig count decreased 1% from the second quarter of 2016. A substantial portion of our revenue is impacted by the level of rig activity and the number of wells completed. While the U.S. land rig count has started to recover, it remains low compared to historical norms.
The current low energy price environment has caused a steep reduction in activity and spending by our customers since 2014. Many exploration and production companies, especially those with operations in North America or offshore, curtailed operations, reduced the number of wells being drilled, or chose to defer the completion of wells that have been drilled. The low commodity prices also resulted in a substantial reduction in activity and revenue for energy service companies, resulting in both exploration and production companies and energy service companies significantly reducing their purchases of both capital and consumable equipment from the Company and other equipment manufacturers. This widespread reduction in spending had a negative impact on our financial results and new orders during 2016, and is expected to have a continuing adverse effect into 2017, depending on the timing and pace of an potential recovery in activity.

The table below shows the amount of total inbound orders by segment for the three and nine months ended September 30, 2016 and 2015:

(in millions of dollars)	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Orders:
Drilling & Subsea	$46.9	$78.2	$151.8	$281.9
Completions	32.7	53.1	91.2	187.9
Production & Infrastructure	65.6	81.7	171.5	229.2
Total Orders	$145.2	$213.0	$414.5	$699.0

Results of operations
We made one acquisition in the second quarter of 2016 and one acquisition in the first quarter of 2015. For additional information about the second quarter 2016 acquisition, see Note 3 to the unaudited condensed consolidated financial statements in Item 1 of Part I of this quarterly report.
Three months ended September 30, 2016 compared with three months ended September 30, 2015

	Three months ended September 30,		Favorable / (Unfavorable)
	2016	2015	$	%
(in thousands of dollars, except per share information)
Revenue:
Drilling & Subsea	$50,830	$110,849	$(60,019)	(54.1)%
Completions	33,549	55,627	(22,078)	(39.7)%
Production & Infrastructure	54,030	78,791	(24,761)	(31.4)%
Eliminations	(141)	(274)	133	*
Total revenue	$138,268	$244,993	$(106,725)	(43.6)%
Operating income (loss):
Drilling & Subsea	$(11,340)	$5,438	$(16,778)	(308.5)%
Operating income margin %	(22.3)%	4.9%
Completions	(5,205)	5,380	(10,585)	(196.7)%
Operating income margin %	(15.5)%	9.7%
Production & Infrastructure	(713)	6,572	(7,285)	(110.8)%
Operating income margin %	(1.3)%	8.3%
Corporate	(6,406)	(4,993)	(1,413)	(28.3)%
Total segment operating income (loss)	$(23,664)	$12,397	$(36,061)	(290.9)%
Operating income margin %	(17.1)%	5.1%
Transaction expenses	341	193	(148)	*
Loss (gain) on sale of assets and other	2,217	11	(2,206)	*
Income (loss) from operations	(26,222)	12,193	(38,415)	(315.1)%
Interest expense, net	6,746	7,453	707	9.5%
Foreign exchange (gains) losses and other, net	(3,152)	(2,910)	242	*
Other (income) expense, net	3,594	4,543	949	*
Income (loss) before income taxes	(29,816)	7,650	(37,466)	(489.8)%
Income tax expense (benefit)	(11,821)	932	12,753	*
Net income (loss)	(17,995)	6,718	(24,713)	(367.9)%
Less: Income (loss) attributable to non-controlling interest	(6)	(2)	(4)	*
Income (loss) attributable to common stockholders	$(17,989)	$6,720	$(24,709)	(367.7)%

Weighted average shares outstanding
Basic	90,860	90,058
Diluted	90,860	91,687
Earnings (losses) per share
Basic	$(0.20)	$0.07
Diluted	$(0.20)	$0.07
* not meaningful

Revenue
Our revenue for the three months ended September 30, 2016 decreased $106.7 million, or 43.6%, to $138.3 million compared to the three months ended September 30, 2015. The changes in revenue by reportable segment consisted of the following:
Drilling & Subsea segment — Revenue decreased $60.0 million, or 54.1%, to $50.8 million during the three months ended September 30, 2016 compared to the three months ended September 30, 2015 as a result of the low level of oil and natural gas drilling and well completions activity and reduced prices for most of our equipment. The U.S. average rig count decreased 45% compared to the prior year period resulting in decreased sales of our drilling equipment products. We also recognized lower revenue compared to the prior year period on our subsea products as investment in offshore oil and natural gas activity has continued to decline.
Completions segment — Revenue decreased $22.1 million, or 39.7%, to $33.5 million during the three months ended September 30, 2016 compared to the three months ended September 30, 2015. The decrease in revenue was attributable to decreased well completions activity, primarily in North America, leading to lower sales of our casing and cementing equipment, products sold to pressure pumping service providers and pressure control equipment. We have also lowered pricing on most of our equipment in response to industry conditions.
Production & Infrastructure segment — Revenue decreased $24.8 million, or 31.4%, to $54.0 million during the three months ended September 30, 2016 compared to the three months ended September 30, 2015. The decrease in revenue was primarily attributable to lower sales of our surface production equipment to exploration and production operators, and to a lesser extent, lower sales of our valves to the upstream sector. The demand for our midstream and downstream valves has continued to be more resilient. We have also experienced pricing pressure in this segment from increased competition.
Segment operating income (loss) and segment operating margin percentage
Segment operating income (loss) for the three months ended September 30, 2016, decreased $36.1 million to an operating loss of $23.7 million compared to the three months ended September 30, 2015. The segment operating margin percentage is calculated by dividing segment operating income (loss) by revenue for the period. For the three months ended September 30, 2016, the segment operating margin percentage was (17.1)% compared to the 5.1% operating margin percentage for three months ended September 30, 2015. The change in operating margin percentage for each segment is explained as follows:
Drilling & Subsea segment — The operating margin percentage for this segment decreased to (22.3)% for the three months ended September 30, 2016, from 4.9% for the three months ended September 30, 2015. The main driver for this decrease in operating margin percentage is the lower activity levels, which have been compounded by more competitive pricing and have also caused a loss of manufacturing scale efficiencies.
Completions segment — The operating margin percentage for this segment decreased to (15.5)% for the three months ended September 30, 2016, from 9.7% for the three months ended September 30, 2015. The overall decrease in operating margin percentage is due to reduced operating leverage on lower volumes and pricing pressure especially on consumable flow equipment sold to pressure pumping service companies. Also impacting margins was lower earnings from our investment in Global Tubing, LLC.
Production & Infrastructure segment — The operating margin percentage for this segment decreased to (1.3)% for the three months ended September 30, 2016, from 8.3% for the three months ended September 30, 2015. The decrease in operating margin percentage was attributable to pricing pressure on our surface production equipment on lower activity levels, and reduced operating leverage on lower volumes. The operating margins for our valve products have been more resilient as demand for midstream and downstream valves remains steady.
Corporate — Selling, general and administrative expenses for Corporate increased by $1.4 million, or 28.3%, for the three months ended September 30, 2016 compared to the three months ended September 30, 2015. The prior year period included the reversal of year-to-date bonus accruals as operating results were lower than incentive targets. Corporate costs include, among other items, payroll related costs for general management and management of finance and administration, legal, human resources and information technology, professional fees for legal, accounting and related services, and marketing costs.

Other items not included in segment operating income (loss)
Several items are not included in segment operating income (loss), but are included in total operating income (loss). These items include transaction expenses and gains and losses from the sale of assets and other. Transaction expenses relate to legal and other advisory costs incurred in acquiring businesses and are not considered to be part of segment operating income (loss). These costs were nominal for the three months ended September 30, 2016 and September 30, 2015. The gains and losses from sales of assets and other in the three months ended September 30, 2016 included a loss of $2.1 million related to one of our Texas facilities expected to be sold.
Other income and expense
Other income and expense includes interest expense and foreign exchange transaction gains and losses. We incurred $6.7 million of interest expense during the three months ended September 30, 2016, a decrease of $0.7 million from the three months ended September 30, 2015 on lower outstanding indebtedness and lower commitment fees on the unused portion of our revolving credit line. The foreign exchange transaction gains were $3.2 million and $2.9 million for the three months ended September 30, 2016 and 2015, respectively, and are primarily the result of movements in the British pound and the Euro relative to the U.S. dollar.
Taxes
Tax expense (benefit) includes current income taxes expected to be due based on taxable income (loss) to be reported during the periods in the various jurisdictions in which we conduct business, and deferred income taxes based on changes in the tax effect of temporary differences between the bases of assets and liabilities for financial reporting and tax purposes at the beginning and end of the respective periods. The effective tax rate, calculated by dividing total tax expense by income (loss) before income taxes, was 39.6% for the three months ended September 30, 2016 and 12.2% for the three months ended September 30, 2015. The tax rate for the three months ended September 30, 2016 is higher than the comparable period in 2015 primarily due to losses incurred in the United States, which are benefited at a higher statutory tax rate, offset by earnings outside the United States in jurisdictions subject to lower tax rates.

Nine months ended September 30, 2016 compared with nine months ended September 30, 2015
We made one acquisition in the nine months ended September 30, 2016 and one acquisition in the nine months ended September 30, 2015. For additional information about these acquisitions, see Note 3 to the unaudited condensed consolidated financial statements in Item 1 of Part I of this quarterly report.

	Nine Months Ended September 30,		Favorable / (Unfavorable)
	2016	2015	$	%
(in thousands of dollars, except per share information)
Revenue:
Drilling & Subsea	$172,859	$404,121	(231,262)	(57.2)%
Completions	92,320	222,465	(130,145)	(58.5)%
Production & Infrastructure	176,364	251,850	(75,486)	(30.0)%
Eliminations	(1,111)	(932)	(179)	*
Total revenue	$440,432	$877,504	$(437,072)	(49.8)%
Operating income (loss):
Drilling & Subsea	$(41,696)	$35,569	$(77,265)	(217.2)%
Operating income margin %	(24.1)%	8.8%
Completions	(39,687)	36,805	(76,492)	(207.8)%
Operating income margin %	(43.0)%	16.5%
Production & Infrastructure	494	23,995	(23,501)	(97.9)%
Operating income margin %	0.3%	9.5%
Corporate	(20,420)	(21,337)	917	4.3%
Total segment operating income (loss)	$(101,309)	$75,032	$(176,341)	(235.0)%
Operating income margin %	(23.0)%	8.6%
Transaction expenses	571	433	(138)	*
Loss (gain) on sale of assets and other	2,233	(264)	(2,497)	*
Income (loss) from operations	(104,113)	74,863	(178,976)	(239.1)%
Interest expense, net	20,664	22,687	2,023	8.9%
Deferred financing cost written off	2,588	—	(2,588)	*
Foreign exchange (gains) losses and other, net	(14,546)	(5,511)	9,035	*
Other (income) expense, net	8,706	17,176	8,470	*
Income (loss) before income taxes	(112,819)	57,687	(170,506)	(295.6)%
Income tax expense (benefit)	(43,374)	13,448	56,822	*
Net income (loss)	(69,445)	44,239	(113,684)	(257.0)%
Less: Income (loss) attributable to non-controlling interest	24	(27)	51	*
Income (loss) attributable to common stockholders	$(69,469)	$44,266	$(113,735)	(256.9)%

Weighted average shares outstanding
Basic	90,682	89,770
Diluted	90,682	91,576
Earnings (losses) per share
Basic	$(0.77)	$0.49
Diluted	$(0.77)	$0.48
* not meaningful
Revenue
Our revenue for the nine months ended September 30, 2016 decreased $437.1 million, or 49.8%, to $440.4 million compared to the nine months ended September 30, 2015. The changes in revenue by reportable segment consisted of the following:
Drilling & Subsea segment — Revenue decreased $231.3 million, or 57.2%, to $172.9 million during the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015 as a result of pricing pressure and decreased oil and natural gas drilling and well completions activity and reduced investments in offshore oil and natural gas projects globally. The U.S. average rig count decreased 54% compared to the prior year period resulting in decreased sales of our drilling equipment products. We also recognized lower revenue compared to the prior year period on our subsea products as construction of vessels requiring our workclass remote operated vehicles and associated systems and other offshore projects were delayed.
Completions segment — Revenue decreased $130.1 million, or 58.5%, to $92.3 million during the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015. The decrease in revenue was attributable to pricing pressure and decreased well completions activity, primarily in North America, leading to lower sales of our casing and cementing equipment, products sold to pressure pumping service providers and pressure control equipment.
Production & Infrastructure segment — Revenue decreased $75.5 million, or 30.0%, to $176.4 million during the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015. The decrease in revenue was primarily attributable to pricing pressure and lower sales of our surface production equipment to exploration and production operators, and to a lesser extent, lower sales of our valves to the upstream sector. The demand for our midstream and downstream valves has continued to be more resilient.
Segment operating income (loss) and segment operating margin percentage
Segment operating income (loss) for the nine months ended September 30, 2016, decreased $176.3 million to a loss of $101.3 million compared to the nine months ended September 30, 2015. The segment operating margin percentage is calculated by dividing segment operating income (loss) by revenue for the period. For the nine months ended September 30, 2016, the segment operating margin percentage was (23.0)% compared to the 8.6% operating margin percentage for nine months ended September 30, 2015. The change in operating margin percentage for each segment is explained as follows:
Drilling & Subsea segment — The operating margin percentage decreased to (24.1)% for the nine months ended September 30, 2016, from 8.8% for the nine months ended September 30, 2015. The nine months ended September 30, 2016 and 2015 included $10.0 million and $7.3 million, respectively, of inventory write-downs due to lower activity levels and reduced pricing of our products, and severance and facility closure costs incurred to further reduce our cost structure in line with current activity levels. Excluding these charges, the operating margins were (18.3)% for the nine months ended September 30, 2016 and 10.6% for the comparable period in 2015. The main driver for this decrease in operating margin percentage is the lower activity levels, which have caused a loss of manufacturing scale efficiencies and more intense competition for fewer sales opportunities reducing our prices. We believe that adjusted operating margins excluding the costs described above are useful for investors to assess operating performance especially when comparing periods.
Completions segment — The operating margin percentage for this segment decreased to (43.0)% for the nine months ended September 30, 2016, from 16.5% for the nine months ended September 30, 2015. The nine months ended September 30, 2016 and 2015 included $20.6 million and $2.4 million, respectively, of inventory write-downs attributable to lower activity levels and reduced pricing of our products, and facility closure costs incurred to reduce our cost structure in line with current market activity levels. Excluding these charges, the operating margins were (20.7)% for the the nine months ended September 30, 2016 and 17.7% for the comparable period in 2015. The decrease in operating margin percentage is due to reduced operating leverage on lower volumes and pricing pressure especially on consumable flow equipment sold to pressure pumping service companies. Also impacting margins was lower earnings from our investment in Global Tubing, LLC. We believe that adjusted operating margins excluding the costs described above are useful for investors to assess operating performance especially when comparing periods.
Production & Infrastructure segment — The operating margin percentage decreased to 0.3% for the nine months ended September 30, 2016, from 9.5% for the nine months ended September 30, 2015. The nine months ended September 30, 2016 included $3.8 million of costs related to facility consolidation and severance. The decrease in operating margin percentage was attributable to pricing pressure on our surface production equipment on lower activity levels, and reduced operating leverage on lower volumes. The operating margins for our valve products have been more resilient as demand for midstream and downstream valves remains steady.
Corporate — Selling, general and administrative expenses for Corporate decreased by $0.9 million, or 4.3%, for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015, due to lower personnel costs and lower professional fees. Corporate costs include, among other items, payroll related costs for general management and management of finance and administration, legal, human resources and information technology, professional fees for legal, accounting and related services, and marketing costs.

Other items not included in segment operating income (loss)
Several items are not included in segment operating income (loss), but are included in total operating income (loss). These items include transaction expenses, and gains and losses from the sale of assets. Transaction expenses relate to legal and other advisory costs incurred in acquiring businesses and are not considered to be part of segment operating income (loss). These costs were $0.6 million and $0.4 million for the nine months ended September 30, 2016 and 2015, respectively. The gains and losses from sales of assets and other in the nine months ended September 30, 2016 included a gain of $1.7 million from the sale of a plant, a loss of $1.9 million related to an operation in South Africa expected to be sold, and a loss of $2.1 million related to one of our Texas facilities expected to be sold.
Other income and expense
Other income and expense includes interest expense and foreign exchange transaction gains and losses. We incurred $20.7 million of interest expense during the nine months ended September 30, 2016, a decrease of $2.0 million from the nine months ended September 30, 2015 on lower outstanding indebtedness and lower commitment fees on the unused portion of our revolving credit line. The foreign exchange transaction gains were $14.5 million and $5.5 million for the nine months ended September 30, 2016 and 2015 respectively, and are primarily the result of movements in the British pound and the Euro relative to the U.S. dollar. In the nine months ended September 30, 2016, we wrote off $2.6 million of deferred financing costs as a result of the amendment of our Credit Facility in the first quarter of 2016 which reduced the size of our undrawn revolving credit line.
Taxes
Tax expense (benefit) includes current income taxes expected to be due based on taxable income (loss) to be reported during the periods in the various jurisdictions in which we conduct business, and deferred income taxes based on changes in the tax effect of temporary differences between the bases of assets and liabilities for financial reporting and tax purposes at the beginning and end of the respective periods. The effective tax rate, calculated by dividing total tax expense by income (loss) before income taxes, was 38.4% for the nine months ended September 30, 2016 and 23.3% for the nine months ended September 30, 2015. The tax rate for the nine months ended September 30, 2016 is higher than the comparable period in 2015 primarily due to losses incurred in the United States, which are benefited at a higher statutory tax rate, offset by earnings outside the United States in jurisdictions subject to lower tax rates.
Liquidity and capital resources
Sources and uses of liquidity
At September 30, 2016, we had cash and cash equivalents of $132.5 million and total debt of $396.5 million. We believe that cash on hand and cash generated from operations will be sufficient to fund operations, working capital needs, capital expenditure requirements and financing obligations for the foreseeable future. We intend to elect to carry back our 2016 U.S. net operating loss to recover taxes paid in earlier periods, and we expect to receive a tax refund of approximately $33 million in the third quarter 2017.
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

Our cash flows for the nine months ended September 30, 2016 and 2015 are presented below (in millions):

	Nine Months Ended September 30,
	2016	2015
Net cash provided by operating activities	$44.2	$117.7
Net cash used in investing activities	(12.4)	(87.2)
Net cash provided by (used in) financing activities	0.7	(27.5)
Net increase (decrease) in cash and cash equivalents	$23.3	$(0.4)
Cash flows provided by operating activities
Net cash provided by operating activities was $44.2 million and $117.7 million for the nine months ended September 30, 2016 and 2015, respectively. Cash provided by operations decreased primarily as a result of lower earnings, offset by positive cash flow resulting from lower investments in working capital. We also have been managing timing of payments to vendors to better align with the receipts from our customers
Cash flows used in investing activities
Net cash used in investing activities was $12.4 million and $87.2 million for the nine months ended September 30, 2016 and 2015, respectively. The decrease was primarily due to consideration paid for an acquisition in the second quarter of 2016 of $2.7 million compared to $60.8 million of consideration paid for an acquisition in the first quarter of 2015. Capital expenditures for the nine months ended September 30, 2016 were $13.4 million as compared to $28.0 million for the comparable prior period as we have reduced our capital budgets to maintenance levels.
Cash flows provided by (used in) financing activities
Net cash provided by financing activities was $0.7 million for the nine months ended September 30, 2016, compared to cash used in financing activities of $27.5 million for the nine months ended September 30, 2015. The change in cash provided by (used in) financing activities during the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015 is primarily due to net repayment of debt of $26.0 million and $4.6 million of proceeds from stock issuances, offset by $6.2 million of repurchases of stocks in the nine months ended September 30, 2015.
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
The Amended Facility reduced our borrowing capacity from $600.0 million to $200.0 million. Accordingly, the Company has written off $2.6 million of the deferred financing costs related to the Credit Facility.
There have been no changes to the Credit Facility financial covenants disclosed in Item 7 of our 2015 Annual Report on Form 10-K, as updated by Exhibit 99.3 to the Company’s Current Report on Form 8-K filed with the SEC on August 23, 2016. As of September 30, 2016, we were in compliance with all financial covenants. We had no borrowings outstanding under our Credit Facility, and we had $17.3 million of outstanding letters of credit. As of September 30, 2016, we had the capacity to borrow an additional $108.0 million subject to certain limitations in the Credit Facility. If our adjusted EBITDA levels (as defined in the Amended Facility) do not increase in future quarters, our borrowing capacity under the Amended Facility could be reduced or eliminated.

Off-balance sheet arrangements
As of September 30, 2016, we had no off-balance sheet instruments or financial arrangements, other than operating leases and letters of credit entered into in the ordinary course of business.
Contractual obligations
As of September 30, 2016, there have been no material changes in our contractual obligations and commitments disclosed in our 2015 Annual Report on Form 10-K, as updated by Exhibit 99.3 to the Company’s Current Report on Form 8-K filed with the SEC on August 23, 2016.
Critical accounting policies and estimates
There have been no material changes in our critical accounting policies and procedures during the nine months ended September 30, 2016. For a detailed discussion of our critical accounting policies and estimates, refer to our 2015 Annual Report on Form 10-K, as updated by Exhibits 99.3 and 99.4 to the Company’s Current Report on Form 8-K filed with the SEC on August 23, 2016.
Recent accounting pronouncements
In August 2016, the FASB issued Accounting Standards Update ("ASU") No. 2016-15 Cash Flow Statement (Topic 230) - Classification of Certain Cash Receipts and Cash Payments. This new guidance addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice, including: debt prepayment or debt extinguishment costs, settlement of zero-coupon debt instruments or other debt instruments, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, proceeds from the settlement of corporate-owned life insurance policies, distributions received from equity method investees, beneficial interests in securitization transactions, and separately identifiable cash flows and application of the predominance principle. The only issue currently relevant to us is distributions received from equity method investees, where the new guidance allows an accounting policy election between the cumulative earnings approach and the nature distribution approach. We will continue to use the cumulative earnings approach, therefore the guidance is not expected to have a material impact on the our consolidated financial statements. ASU 2016-15 is effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years.
In May 2016, the FASB issued ASU No. 2016-11 Revenue Recognition (Topic 605) and Derivatives and Hedging (Topic 815) - Rescission of SEC Guidance Because of Accounting Standards Updates No. 2014-09 and No. 2014-16 Pursuant to Staff Announcements at the March 3, 2016 EITF Meeting. This new guidance rescinded certain SEC staff observer comments in Topic 605 related to revenue and expense recognition for freight services in process and accounting for shipping and handling fees and costs, in Topic 932 related to gas-balancing arrangements, and in Topic 815 related to the nature of a host contract related to a hybrid instrument issued in the form of a share. ASU 2016-11 is effective upon adoption of Topic 606 and is not expected to have a material impact on our consolidated financial statements.
In March, April and May 2016, the FASB issued a series of ASUs on revenue standards, including No. 2016-08 Revenue from Contracts with Customers (Topic 606) - Principal versus Agent Considerations, No. 2016-10, Revenue from Contracts with Customers (Topic 606) - Identifying Performance Obligations and Licensing, and No. 2016-12 Revenue from Contracts with Customers (Topic 606) - Narrow-Scope Improvements and Practical Expedients. ASU No. 2016-08 amended the guidance in the new revenue standard on assessing whether an entity is a principal or an agent in a revenue transaction, which impacts whether an entity reports revenue on a gross or net basis. ASU No. 2016-10 amended and clarified the guidance in the new revenue standard on identifying performance obligation and accounting for licenses of intellectual property and addressed the implementation issues. ASU No. 2016-12 amended and updated only the narrow aspects of Topic 606. The above standards will take effect for public companies for annual periods beginning after December 15, 2017, and interim periods within those annual periods. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. We are currently evaluating the impact of the adoption of the above guidance.
In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting.  This new guidance includes provisions intended to simplify various aspects related to how share-based payments are accounted for and presented in the financial statements: a) All excess tax benefits and tax deficiencies should be recognized as income tax expense or benefit in the income statement; b) Excess tax benefits should be classified along with other income tax cash flows as an operating activity; c) An entity can make an entity-wide accounting policy election to either estimate the number of awards that are expected to vest or account for forfeitures when they occur; d) The threshold to qualify for equity classification permits withholding up to the maximum statutory tax rates in the applicable jurisdictions; e) Cash paid by an employer when directly withholding shares for tax withholding purposes should be classified as a financing activity. There are also two additional provisions for non-public entities that do not apply to us. The standard will take effect for public companies for annual periods beginning after December 15, 2016, and interim periods within those annual periods. We are currently evaluating the impact of the adoption of this guidance.
In February 2016, the FASB issued ASU No. 2016-02, Leases.  Under this new guidance, lessees will be required to recognize assets and liabilities on the balance sheet for the rights and obligations created by all leases with terms of more than twelve months. The standard will take effect for public companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018.  We are currently evaluating the impact of the adoption of this guidance.
In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements - Going Concern. The new standard requires management to evaluate whether there are conditions or events that raise substantial doubt as to an entity's ability to continue as a going concern for both annual and interim reporting periods. The guidance is effective for the Company for the annual period ending after December 15, 2016 and interim periods thereafter. The guidance is not expected to have a material impact on our consolidated financial statements.
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
There have been no significant changes to our market risk since December 31, 2015. For a discussion of our exposure to market risk, refer to Part II, Item 7(a), “Quantitative and Qualitative Disclosures About Market Risk,” in our 2015 Annual Report on Form 10-K, as updated by Exhibit 99.3 to the Company’s Current Report on Form 8-K filed with the SEC on August 23, 2016.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our management, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b) as of September 30, 2016. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2016 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
Refer to Note 12, Commitments and Contingencies, in Part I, Item 1, Financial Statements, for a discussion of our legal proceedings, which is incorporated into this Item 1 of Part II by reference.
Item 1A. Risk Factors
For additional information about our risk factors, see "Risk Factors" in Item 1A of our Annual Report on Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On October 27, 2014, our Board of Directors authorized a share repurchase program for the repurchase of outstanding shares of our common stock having an aggregate purchase price of up to $150 million. Our Amended Facility prohibits us from repurchasing shares available under the share repurchase program.
Shares of common stock purchased and placed in treasury during the three months ended September 30, 2016 were as follows:

Period	Total number of shares purchased (a)	Average price paid per share	Total number of shares purchased as part of publicly announced plan or programs	Maximum value of shares that may yet be purchased under the plan or program (in thousands)
July 1, 2016 - July 31, 2016	2,866	$17.57	—	$49,752
August 1, 2016 - August 31, 2016	2,487	$17.82	—	—
September 1, 2016 - September 30, 2016	308	$18.21	—	—
Total	5,661	$17.71	—	$49,752
(a) All of the 5,661 shares purchased during the three months ended September 30, 2016 were acquired from employees in connection with the settlement of income tax and related benefit withholding obligations arising from the vesting of restricted stock grants.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
None.

Item 6. Exhibits

Exhibit
Number		DESCRIPTION

10.1*	—	Form of Restricted Stock Unit Agreement (Employees and Consultants).

31.1*	—	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	—	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	—	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	—	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	—	XBRL Instance Document.

101.SCH*	—	XBRL Taxonomy Extension Schema Document.

101.CAL*	—	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB*	—	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	—	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF*	—	XBRL Taxonomy Extension Definition Linkbase Document.

* Filed herewith.

** Furnished herewith

SIGNATURES
As required by Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has authorized this report to be signed on its behalf by the undersigned authorized individuals.

FORUM ENERGY TECHNOLOGIES, INC.
Date:	November 2, 2016	By:	/s/ James W. Harris
James W. Harris
Executive Vice President and Chief Financial Officer
(As Duly Authorized Officer and Principal Financial Officer)

		By:	/s/ Tylar K. Schmitt
Tylar K. Schmitt
Vice President and Chief Accounting Officer
(As Duly Authorized Officer and Principal Accounting Officer)