Form 10-K
period 2016-12-31
FORUM ENERGY TECHNOLOGIES, INC.
filed 2017-02-28
CIK 1401257

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________________
FORM 10-K
____________________________________

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2016
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of Common Stock held by non-affiliates on June 30, 2016, determined using the per share closing price on the New York Stock Exchange Composite tape of $17.31 on June 30, 2016, was approximately $1.2 billion. For this purpose, our executive officers and directors and SCF Partners L.P. and its affiliates are considered affiliates.
As of February 24, 2017, there were 96,081,493 common shares outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of our Proxy Statement for the 2017 Annual Meeting of Stockholders are incorporated by reference into Part III of this report.

Forum Energy Technologies, Inc.

PART I

Item 1. Business
Forum Energy Technologies, Inc., (“Forum,” the “Company,” “we” or “us”) a Delaware corporation, is a global oilfield products company, serving the drilling, subsea, completion, production and infrastructure sectors of the oil and natural gas industry. Our common shares are listed on the New York Stock Exchange ("NYSE") under the symbol "FET." Our principal executive offices are located at 920 Memorial City Way, Suite 1000, Houston, Texas 77024, our telephone number is (281) 949-2500, and our website is www.f-e-t.com. Our Annual Reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and all amendments thereto, are available free of charge on our Internet website as soon as reasonably practicable after such reports are electronically filed with or furnished to the Securities and Exchange Commission ("SEC"). These reports are also available at the SEC's Internet website at www.sec.gov. Information contained on or accessible from our website is not incorporated by reference into this Annual Report on Form 10-K and should not be considered part of this report or any other filing that we make with the SEC.
Overview
We design, manufacture and distribute products and engage in aftermarket services, parts supply and related services that complement our product offering. Our product offering includes a mix of highly engineered capital products and frequently replaced items that are used in the exploration, development, production and transportation of oil and natural gas. Our capital products are targeted at: drilling rig equipment for new rigs, upgrades and refurbishment projects; subsea construction and development projects; the placement of production equipment on new producing wells; pressure pumping equipment; and downstream capital projects. Our engineered systems are critical components used on drilling rigs, for well completions or in the course of subsea operations, while our consumable products are used to maintain efficient and safe operations at well sites in the well construction process, within the supporting infrastructure and at processing centers and refineries. Historically, over 60% of our revenue is derived from activity-based consumable products, while the balance is derived from capital products and a small amount from rental and other services.
We seek to design, manufacture and supply reliable products that create value for our diverse customer base, which includes, among others, oil and natural gas operators, land and offshore drilling contractors, oilfield service companies, subsea construction and service companies in both oil and natural gas and non-oil and natural gas industries, and pipeline and refinery operators.
We operate three business segments, Drilling & Subsea, Completions, and Production & Infrastructure. The table below provides a summary of proportional revenue contributions from our three business segments and our primary geographic markets over the last three years:

	Percentage of revenue
	Year ended December 31,
	2016	2015	2014
Drilling & Subsea	38%	45%	50%
Completions	22%	25%	25%
Production & Infrastructure	40%	30%	25%
Total	100%	100%	100%

United States	62%	60%	60%
Canada	7%	5%	6%
Other International	31%	35%	34%
Total	100%	100%	100%
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
Drilling & Subsea segment
In our Drilling & Subsea segment, we design, manufacture and supply products and provide related services to the drilling and subsea construction markets. Through this segment, we offer drilling technologies, including capital equipment and a broad line of products consumed in the drilling process; and subsea technologies, including robotic vehicles and other capital equipment, specialty components and tooling, a broad suite of complementary subsea technical services and rental items, and products used in pipeline infrastructure.
There are several factors that drive demand for our Drilling & Subsea segment. Our Drilling Technologies product line is influenced by global drilling activity, the level of capital investment in drilling rigs, rig upgrades and equipment replacement as drilling contractors modify their existing rigs to improve efficiency and safety, and the number of rigs and well service equipment in use and the severity of the conditions under which they operate. Demand for our subsea products is impacted by global offshore activity, subsea equipment and pipeline installation, repair and maintenance spending, and growth in offshore resource development.
Drilling Technologies. We provide both drilling capital equipment and consumables, with a focus on products that enhance our customers' handling of tubulars and drilling fluids on the drilling rig. Our product offering includes powered and manual tubular handling equipment; specialized torque equipment; customized offline crane systems; drilling data acquisition management systems; pumps, pump parts, valves, and manifolds; drilling, well servicing and hydraulic fracturing fluid end components, and a broad line of items consumed in the drilling process.
Drilling capital equipment. We design and manufacture a range of powered and manual tubular handling tools used on onshore and offshore drilling rigs. Our Forum B+V Oil Tools and Wrangler™ branded tools reduce direct human involvement in the handling of pipe during drilling operations, improving safety, speed and efficiency of operations. Our tubular handling tools include elevators, clamps, slip handles, tong handles, powered slips, spiders and kelly spinners. Our hydraulic catwalks mechanize the lifting and lowering of tubulars to and from the drill floor, eliminating or reducing the need for traditional drill pipe and casing "pick-up and lay-down" operations with associated personnel. In addition, our make-up and break-out tools, called Forum B+V Oil Tools Floorhand™ and Wrangler Roughneck™, automate a potentially dangerous rig floor task and improve rig drilling speed and safety. We also design and manufacture specialized torque equipment and related control systems for tubular connections, including high torque stroking, or bucking units, fully rotational torque units, portable torque units for field deployment, and provide aftermarket service. In addition, we design and manufacture a range of rig-based offline activity cranes, multi-purpose cranes and personnel transfer solutions. Many of these cranes are fit-for-purpose multi-axis cranes that provide access to hard-to-reach places and eliminate the need for manual interface.
In addition to powered tubular handling equipment, materials handling and personnel transfer equipment, we design and manufacture drilling manifold systems and high pressure piping packages. We also manufacture drill floor instrumentation and monitoring systems. These systems provide real-time monitoring and logging of drilling data to drilling contractors, and oil and natural gas producers on the rig and at remote locations.
Finally, we repair and service drilling equipment for both land and offshore rigs. Many of our service employees work in the field to address problems at the rig site.
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
We design and manufacture large work-class ROVs through our Perry brand. These vehicles are principally used in deepwater construction applications with the largest vehicles providing up to 200 horsepower, exceeding 1,200 pounds of payload capacity and having the capability to work in depths up to 4,000 meters. In addition to work-class ROVs, we design and manufacture large subsea trenchers that travel along the sea floor for digging, installation and burial operations. The largest of these subsea trenchers provides up to 1,500 horsepower and is able to cut over three meters deep into the seafloor to lay pipelines, power cables or communications cables.
Our Sub-Atlantic branded observation-class vehicles are electrically powered and are principally used for inspection, survey and light manipulation, and serve a wide range of industries.
Our subsea vehicle customers are primarily large offshore construction companies, but also include non-oil and natural gas industry entities, such as a range of governmental organizations including navies, maritime science and geoscience research organizations, offshore wind power companies and other industries operating in marine environments.
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
Subsea technical services and rental. We maintain a fleet of subsea rental items, primarily subsea positioning equipment. Our customers for rental items are primarily subsea construction and offshore service companies. In addition, we offer a system that offers a complete solution for digital video capture, playback, processing and reporting of subsea inspection survey data. We also maintain a geophysical and geotechnical engineering group that provides consulting services to the oil and natural gas, and marine industries, typically to interpret and analyze third party subsea data provided by clients.
Completions segment
In our Completions segment, we design, manufacture and supply products and provide related services to the well construction, completion, stimulation and intervention markets. Through this segment, we offer downhole technologies, including cementing and casing tools, completion products, and a range of downhole cable protection solutions; and stimulation and intervention technologies, including pumps and well stimulation consumable products and related recertification and refurbishment services.
There are several factors driving demand for our Completions segment. Our Downhole Technologies product line is impacted by the level of well completion activity, and complexity of well construction and completion. Our Stimulation and Intervention product line is impacted by the use of hydraulic fracturing to develop oil and natural gas reserves in shale or tight sand basins across North America and the level of workover and intervention activity.
Downhole Technologies. We manufacture a broad line of downhole products that are consumed during the well construction, completion and production enhancement processes.
Casing and cementing tools. Through our Davis-Lynch™ branded downhole well construction and completion tools business, we design and manufacture products used in the construction of oil and natural gas wells. We design and manufacture a full range of centralizers, float equipment, stage cementing tools, inflatable packers, flotation collars, cementing plugs, fill and circulation tools for running casing, casing hangers and surge reduction equipment. Our products are used in the construction of onshore and offshore wells.

Completion products. We manufacture a line of downhole completion tools, including composite plugs, wireline flow-control products and packers. Our composite plugs are primarily used for zonal isolation during multi-stage hydraulic fracturing in horizontal and vertical wells. The composite construction with metal slips allows the plugs to be drilled out quickly to improve service efficiency. We offer a variety of plug sizes to fit various casings as well as a range of temperature and pressure ratings to accommodate different well environments. Our wireline flow-control products include a number of components included in most completions such as landing nipples, circulating sleeves, blanking plugs and separation tools. Our packers include retrievable and permanent packers, bridge plugs, and accessories to oilfield service providers and packer repair companies.
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
Our primary customers in this product line are oil and natural gas producers, and service companies providing completion, ESP and other intervention services to producers.
Stimulation and Intervention. We provide a broad range of high pressure pumps and flow equipment used by well stimulation, or pressure pumping, companies during stimulation, intervention and flowback processes. We design and manufacture pressure control plug, choke and relief valves, swivel joints, pup joints and integral fittings, manifolds and manifold trailers, as well as triplex and quintuplex fluid-end assemblies. Frequent refurbishment and recertification of flow equipment is critical to ensuring the reliable and safe operation of a pressure pumping company's fleet. We perform these services at various locations and operate a fleet of mobile refurbishment and recertification tractor trailers, which can be deployed to the customer's yard. We serve many of the unconventional basins across North America and seek to position our stocking and service locations in proximity to our customers' operations.
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
Our primary customers in the Stimulation and Intervention product line are pressure pumping and flowback service companies, although we also generate sales to original equipment manufacturers of pressure pumping units.
Global Tubing, LLC ("Global Tubing"), a joint venture among us and an equal partner (with Global Tubing's management retaining a small interest) is a manufacturer of coiled tubing strings and related services. Global Tubing® coiled tubing strings are consumable components of coiled tubing units that perform well completion and intervention activities. Our investment in Global Tubing is reported in the Completions segment using the equity method of accounting.
Production & Infrastructure segment
In our Production & Infrastructure segment, we design, manufacture and supply products and provide related equipment and services to production and infrastructure markets. Through this segment, we supply production equipment, including well site production equipment and process equipment; and valve solutions, including a broad range of industrial and process valves.
The level of spending to bring new wells on production, including the related infrastructure is the primary driver for our Production & Infrastructure segment. Our Production Equipment product line also has exposure to the amount of spending on midstream and downstream projects as it offers products that go from the well site to inside the refinery fence. Our Valve Solutions product line is impacted by the level of infrastructure additions, upgrades and maintenance activities across the oil and natural gas industry, including the upstream, midstream and downstream sectors. This includes heavy oil development in Canada and investments in new petrochemical facilities. In addition, our valves are used in the power, process and mining industries.
Production Equipment. Our surface Production Equipment product line provides engineered process systems and field services for capital equipment used at the wellsite and, for production processing, in the United States. Once a well has been drilled, completed and brought on stream, we provide the well operator-producer with the process equipment necessary to make the oil or natural gas ready for transmission. We engineer, fabricate and install tanks, separators, packaged production systems and American Society of Mechanical Engineers ("ASME") and American Petroleum Institute ("API") coded and non-coded pressure vessels, skidded vessels with gas measurement, modular process plants, header and manifold skids, process and flow control equipment and separators to help clean and process oil or natural gas as it travels from the wellhead and along the transmission line to the refinery. Our customers are principally oil and natural gas operators/producers, and our manufacturing and staging locations are positioned across North America to best serve the key emerging shale and unconventional resource plays.
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
We also design and provide process oil and produced water treatment equipment, including desalters and dehydrators, used in refineries worldwide. We have a team of technicians and field service engineers for repair and installation, and we supply a broad range of replacement parts for our equipment and other manufacturers. This equipment removes sand, water and suspended solids from hydrocarbons prior to their refining.
Valve Solutions. We design, manufacture and provide a wide range of industrial valves that principally serve the upstream, midstream and downstream markets of the oil and natural gas industry. To a lesser extent, our valves serve general industrial, power and process industry customers as well as the mining industry. We provide ball, gate, globe, check and butterfly valves across a range of sizes and applications.
We market our valves to our customers and end users through our recognized brands: PBV™, DSI®, Quadrant®, Accuseal® and ABZ™. Much of our production is sold through distribution supply companies, with our marketing efforts targeting end users for pull through of our products. Our global sales force and representatives cover approximately 30 countries, with local sales and distribution in Australia and Canada. Our Canadian company provides significant exposure to the heavy oil projects.
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
Backlog
As we provide a mix of capital goods, consumable products, repair parts, and rental services, a majority of our business does not require lengthy lead times. A majority of the orders and commitments included in our backlog as of December 31, 2016 were scheduled to be delivered within six months. Our backlog, net of cancellations, was approximately $165 million at December 31, 2016 and approximately $183 million at December 31, 2015.
Substantially all of the projects currently included in our backlog are subject to change and/or termination at the option of the customer. In the case of a change or termination, the customer is generally required to pay us for work performed and other costs necessarily incurred as a result of the change or termination. Prior to 2015, terminations and cancellations had not been material to our overall operating results. Since 2015, we have observed an increase in terminations and cancellations. Going forward, it is difficult to predict how much of our current backlog will be delayed or terminated, or subject to changes, as well as our ability to collect termination or change fees.

Our consumable and repair products are predominantly off-the-shelf items requiring short lead-times, generally less than six months, and our related refurbishment or other services are also not contracted with significant lead time. The composition of our backlog is reflective of our mix of capital equipment, consumable products, aftermarket and other related items. Our bookings, which consist of written orders or commitments for our products or related services, during the years ended December 31, 2016 and 2015 were approximately $597 million and $870 million, respectively.
Customers
No customer represented more than 10% of consolidated revenue in any of the last three years.
Seasonality
A substantial portion of our business is not significantly impacted by seasonality. We do, however, generally experience lower sales and profitability in the fourth quarter due to a decrease in working days caused by calendar year-end holidays, and manufacturing and shipping delays caused by weather. A small portion of the revenue we generate from selected Canadian operations often benefits from higher first quarter activity levels, as operators take advantage of the winter freeze to gain access to remote drilling and production areas. We also experience some exposure to seasonality through the portion of our subsea rental business that serves the North Sea. Due to the harsh winter environment, it is customary for North Sea activity to slow down between the months of November and February. Revenue exposed to this type of seasonality, however, comprised less than 5% of our overall revenue in 2016.
Competition
The markets in which we operate are highly competitive. We compete with a number of companies, some of which have greater financial and other resources than we do. The principal competitive factors in our markets are product quality and performance, price, breadth of product offering, availability of products and services, distribution capabilities, responsiveness to customer needs and reputation for service. We believe our products and services in each segment are at least comparable in price, quality, performance and dependability with our competitors' offerings. We seek to differentiate ourselves from our competitors by providing a rapid response to the needs of our customers, a high level of customer service, and innovative product development initiatives. Some of our competitors expend greater amounts of money on formal research and engineering efforts than we do. We believe, however, that our product development efforts are enhanced by the investment of management time we make to improve our customer service and to work with our customers on their specific product needs and challenges.
Although we have no single competitor across all of our product lines, the companies we compete with across the greatest number of our product lines include Cameron International Corporation (a subsidiary of Schlumberger), Exterran Corp., National Oilwell Varco, Inc., TechnipFMC plc, Weatherford International, Ltd., and Weir SPM, a subsidiary of The Weir Group.
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
Inventory
An important consideration for many of our customers in selecting a vendor is timely availability of the product. Customers may pay a premium for earlier or immediate availability because of the cost of delays in critical operations. We stock our consumable products in regional warehouses around the world so that we can have these products available for our customers when needed. This availability is especially critical for certain consumable products, causing us to carry substantial inventories for these products. For critical capital items in which demand is expected to be strong, we often build certain items before we have a firm order. Our having such goods available on short notice can be of great value to our customers. We also stockpile raw materials and components in order to be in a position to build products in response to market demand.
We typically offer our customers payment terms of net 30 days, although during downturns in activity such as our industry experienced beginning in the second half of 2014, customers often take 60 days or more to settle accounts. For sales into certain countries or for select customers, we might require payment upfront or credit support through a letter of credit. For longer term projects, we typically require progress payments as important milestones are reached. On average we collect our receivables in about 60 days from shipment resulting in a substantial investment in accounts receivable. Likewise, standard terms with our vendors are net 60 days. For critical items sourced from significant vendors we have settled accounts more quickly, sometimes in exchange for early payment discounts.
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
Climate change
In December 2009, the EPA determined that emissions of carbon dioxide, methane and other "greenhouse gases" (“GHGs”) present an endangerment to public health and the environment because emissions of such gases are, according to the EPA, contributing to warming of the earth's atmosphere and other climatic changes. Based on these findings, the EPA has begun adopting and implementing regulations to restrict emissions of greenhouse gases under existing provisions of the Clean Air Act.
In addition, the U.S. Congress has from time to time considered adopting legislation to reduce emissions of greenhouse gases and almost one-half of the states have already taken legal measures to reduce emissions of greenhouse gases primarily through the planned development of greenhouse gas emission inventories and/or regional greenhouse gas cap and trade programs. Most of these cap and trade programs work by requiring major sources of emissions, such as electric power plants, or major producers of fuels, such as refineries and gas processing plants, to acquire and surrender emission allowances. The number of allowances available for purchase is reduced each year in an effort to achieve the overall greenhouse gas emission reduction goal. Finally, in April 2016, the United States signed the Paris Agreement, which requires member countries to review and “represent a progression” in their nationally determined contributions, which set GHG emission reduction goals, every five years.
The adoption of legislation or regulatory programs to reduce emissions of greenhouse gases could require us to incur increased operating costs, such as costs to purchase and operate emissions control systems, to acquire emissions allowances or comply with new regulatory or reporting requirements. Any such legislation or regulatory programs could also increase the cost of consuming, and thereby reduce demand for, the oil and natural gas produced by our customers. Consequently, legislation and regulatory programs to reduce emissions of greenhouse gases could have an adverse effect on our business, financial condition and results of operations. Finally, it should be noted that some scientists have concluded that increasing concentrations of greenhouse gases in the earth's atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of storms, droughts, and floods and other climatic events. If any such effects were to occur, they could have an adverse effect on our business, financial condition, results of operations and cash flow. For more information, please read “Risk Factors-Climate change legislation or regulations restricting emissions of greenhouse gases could increase our operating costs or reduce demand for our products.”
Hydraulic fracturing
A significant percentage of our customers' oil and natural gas production is being developed from unconventional sources, such as hydrocarbon shales. These formations require hydraulic fracturing completion processes to release the oil or natural gas from the rock so that it can flow through the formations. Hydraulic fracturing involves the injection of water, sand and chemicals under pressure into the formation to stimulate production. A number of federal agencies, including the EPA and the U.S. Department of Energy, are analyzing, or have been requested to review, a variety of environmental issues associated with shale development, including hydraulic fracturing. For instance, the EPA released the final results of its comprehensive research study on the potential adverse impacts that hydraulic fracturing may have on drinking water resources in December 2016. The EPA concluded that hydraulic fracturing activities can impact drinking water resources under some circumstances, including large volume spills and inadequate mechanical integrity of wells. In addition, some states have adopted, and other states are considering adopting, regulations that could impose more stringent disclosure and/or well construction requirements on hydraulic fracturing operations. Local governments may also seek to adopt ordinances within their jurisdictions regulating the time, place and manner of drilling activities in general or hydraulic fracturing activities in particular, in some cases banning hydraulic fracturing entirely.We cannot predict whether any such legislation will ever be enacted and if so, what its provisions would be. If additional levels of regulation and permits were required through the adoption of new laws and regulations at the federal or state level, that could lead to delays, increased operating costs and process prohibitions for our customers that could reduce demand for our products and services, which would materially adversely affect our revenues, results of operations and cash flows.
Employee health and safety
We are subject to a number of federal and state laws and regulations, including the federal Occupational Safety and Health Act ("OSHA") and comparable state statutes, establishing requirements to protect the health and safety of workers. In addition, the OSHA hazard communication standard, the EPA community right-to-know regulations under Title III of the federal Superfund Amendment and Reauthorization Act and comparable state statutes require that information be maintained concerning hazardous materials used or produced in our operations and that this information be provided to employees, state and local government authorities and the public. Substantial fines and penalties can be imposed and orders or injunctions limiting or prohibiting certain operations may be issued in connection with any failure to comply with laws and regulations relating to worker health and safety. For more information, please read “Risk Factors-Potential legislation or regulations restricting the use of hydraulic fracturing could reduce demand for our products.”
Offshore regulation
Events in recent years have heightened environmental and regulatory concerns about the offshore oil and natural gas industry. From time to time, governing bodies may propose and have enacted legislation or regulations that may materially limit or prohibit offshore drilling in certain areas. If laws are enacted or other governmental action is taken that delay, restrict or prohibit offshore operations in our customers' expected areas of operation, our business could be materially adversely affected. New or newly interpreted regulations and other regulatory initiatives by U.S. governmental agencies have created significant uncertainty regarding the outlook for offshore activity in the U.S. Gulf of Mexico and possible implications for regions outside of the U.S. Gulf of Mexico. Third party challenges to industry operations in the U.S. Gulf of Mexico may also serve to further delay or restrict activities. If the new regulations, operating procedures and possibility of increased legal liability are viewed by our current or future customers as a significant impairment to expected profitability on projects, then they could discontinue or curtail their offshore operations thereby reducing demand for our offshore products and services.
We also operate in non-U.S. jurisdictions, which may impose similar regulations, prohibitions or liabilities.
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

Employees
As of December 31, 2016, we had approximately 2,050 employees. Of our total employees, approximately 1,400 were in the United States, 330 were in the United Kingdom, 100 were in Germany, 80 were in Canada and 140 were in other locations. We are not a party to any collective bargaining agreements, other than in our Hamburg, Germany and Monterrey, Mexico facilities, and we consider our relations with our employees to be satisfactory.
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
We have experienced, and will continue to experience, fluctuations in revenues and operating results due to economic and business cycles. The willingness of oil and natural gas operators to make capital expenditures to explore for and produce oil and natural gas, the willingness of oilfield service companies to invest in capital equipment and the need of these customers to replenish consumable parts depends largely upon prevailing industry conditions that are influenced by numerous factors over which we have no control. Such factors include:

•	supply of and demand for oil and natural gas;

•	level of prices, and expectations about future prices, of oil and natural gas;

•	cost of exploring for, developing, producing and delivering oil and natural gas;

•	level of drilling activity and drilling day rates;

•	expected decline in rates of current and future production;

•	discovery rates of new oil and natural gas reserves;

•	ability of our customers to access new markets or areas of production or to continue to access current markets;

•	weather conditions, including hurricanes, that can affect oil and natural gas operations over a wide area;

•	more stringent restrictions in environmental regulation on activities that may impact the environment;

•	moratoriums on drilling activity resulting in a cessation or disruption of operations;

•	domestic and worldwide economic conditions;

•	financial stability of our customers and other industry participants;

•	political instability in oil and natural gas producing countries;

•	conservation measures and technological advances affecting energy consumption;

•	price and availability of alternative fuels; and

•	merger and divestiture activity among oil and natural gas producers, drilling contractors and oilfield service companies.
In the second half of 2014 the oil and natural gas industry began to experience a prolonged reduction in the overall level of exploration and development activities as a result of the decline in commodity prices that continued into late 2016. As a result, many of our customers reduced or delayed their oil and natural gas exploration and production spending, reducing the demand for our products and services and exerting downward pressure on the prices that we charge. These conditions have adversely impacted our business over the course of the last two years. Although crude oil prices increased from a low of $26 per barrel in February 2016 to a high of $54 per barrel in December 2016, market reports indicate that prices are not expected to increase materially in 2017. There can be no assurance that the demand or pricing for oil and natural gas will follow historic patterns or recover meaningfully in the near term. The prolonged reduction in oil and natural gas prices and depressed levels of exploration, development, and production activity may continue to negatively affect:

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
We continuously evaluate acquisitions and dispositions and may elect to acquire or dispose of assets in the future. These activities may distract management from day-to-day tasks. Acquisitions involve numerous risks, including:

•	unanticipated costs and exposure to unforeseen liabilities;

•	difficulty in integrating the operations and assets of the acquired businesses;

•	potential loss of key employees and customers of the acquired company;

•	potential inability to properly establish and maintain effective internal controls over an acquired company;

•	risk of entering markets in which we have limited prior experience; and

•	failure to realize the full range of synergies that were expected when assessing the value to be paid for the acquisition.
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
Facility consolidations and expansions may subject us to risks of construction delays, cost overruns and operating inefficiencies.
We have consolidated and plan to continue to consolidate facilities to achieve operating efficiencies and reduce costs. These facility consolidations may be delayed and cause us to incur increased costs, product or service delivery delays, decreased responsiveness to customer needs, liabilities under terms and conditions of sale or other operational inefficiencies, or may not provide the benefits we anticipate. We may lose key personnel and operational knowledge that might lead to quality issues or delays in production.
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
The market price of common stock of companies engaged in the oil and natural gas equipment manufacturing and services industry has been volatile. Likewise, the market price of our common stock has varied significantly in the past, reaching a high of $23.55 per share on December 12, 2016 and a low of $8.54 per share on February 12, 2016, and we expect it to continue to remain volatile given the cyclical nature of our industry.

The downturn in the oil and natural gas industry has negatively affected and will likely continue to affect our ability to accurately predict customer demand, causing us to hold excess or obsolete inventory and experience a reduction in gross margins and financial results.
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
In various segments of the energy industry there have been high levels of demand for construction of capital intensive equipment in recent years, some of which has a long life once introduced into the industry. High levels of investment can produce excess supply of equipment for many years, reducing day rates and undermining the economics for new capital equipment orders. In addition, decreases in commodity prices resulted in a significant reduction in the North America rig count since June 2014, which has only recently begun to recover. As a result, many of our customers reduced capital expenditures beginning in 2015, and, if commodity prices remain at current levels, our customers may continue to curtail spending, may fail to resume spending at prior levels. When spending levels by our customers fall, we experience decreased demand for our capital equipment products. For example, starting in the second half of 2014 we saw spending levels on drilling rigs decrease relative to the pace of investment in the previous two years due to lower drilling activity. This resulted in lower revenues for us from capital equipment orders and consumables in 2014, 2015 and 2016. This reduction in capital spending is spread across most energy sectors that we supply. Our financial results have been negatively impacted by the recent and ongoing reduction in capital equipment spending in the oilfield services industry, and we expect that this will continue until oil prices increase substantially.
Our indebtedness could restrict our operations and make us more vulnerable to adverse economic conditions.
We currently have a substantial amount of indebtedness. In addition to our $400.0 million of 6.25% senior unsecured notes due October 2021, we may borrow under our $140.0 million senior secured revolving credit facility. Our level of indebtedness may adversely affect our operations and limit our growth, and we may have difficulty making debt service payments on our indebtedness as such payments become due. Our level of indebtedness may affect our operations in several ways, including the following:

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

•	our indebtedness could impair our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions or other general corporate purposes; and

•	our business may not generate sufficient cash flow from operations to enable us to meet our debt obligations.
The indenture governing our notes and our credit facility contains operating and financial restrictions that may restrict our business and financing activities.
Our indenture and credit facility contain, and any future indebtedness we incur may contain, a number of restrictive covenants that will impose significant operating and financial restrictions on us, including restrictions on our ability to, among other things:

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
Our credit facility also contains covenants, which, among other things, require us, on a consolidated basis, to maintain specified financial ratios or conditions. As a result of these covenants, we may be limited in the manner in which we conduct our business, and we may be unable to engage in favorable business activities or finance future operations or capital needs. Our ability to borrow under the credit facility and comply with some of the covenants, ratios or tests contained in our indenture and credit facility may be affected by events beyond our control. If market or other economic conditions continue or deteriorate, and our financial performance does not improve, our ability to borrow under our credit facility will be reduced and our ability to comply with these covenants, ratios or tests may be impaired. A failure to comply with the covenants, ratios or tests or any future indebtedness could result in an event of default, which, if not cured or waived, could have a material adverse effect on our business, financial condition and results of operations.
We are subject to the risk of supplier concentration.
Certain of our product lines depend on a limited number of third party suppliers and vendors. In some cases the vendors own the intellectual property rights to the products we sell, or possess the technology or specialized tooling required to manufacture them. As a result of this concentration in some of our supply chains, our business and operations could be negatively affected if our key suppliers were to experience significant disruptions affecting the price, quality, availability or timely delivery of their products, or if they were to decide to terminate their relationships with us. For example, we have a limited number of vendors for our bearings product lines. The partial or complete loss of any one of our key suppliers, or a significant adverse change in the relationship with any of these suppliers, through consolidation or otherwise, would limit our ability to manufacture and sell certain of our products.
We may not realize revenue on our current backlog due to customer order reductions, cancellations and acceptance delays, which may negatively impact our financial results and relationships with our customers.
In the current environment of decreased oil and natural gas prices, and the resulting uncertainty regarding demand for our customers’ services, we have experienced order reductions, cancellations and acceptance delays, and may experience more of these in the future, as projects have become uneconomical for our customers. We may be unable to collect revenue for all of the orders reflected in our backlog, or we may be unable to collect cancellation penalties, to the extent we have the right to impose them, or the revenues may be pushed into future periods. In addition, customers who are more highly leveraged or otherwise unable to pay their creditors in the ordinary course of business may become insolvent or be unable to operate as a going concern. We may be unable to collect amounts due or damages we are awarded from these customers, and our efforts to collect such amounts may damage our customer relationships. Our results of operations and overall financial condition may be negatively impacted by a reduction in revenue as a result of these circumstances.
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
Our products are used in operations that are subject to potential hazards inherent in the oil and natural gas industry and, as a result, we are exposed to potential liabilities that may affect our financial condition and reputation.
Our products are used in potentially hazardous drilling, completion and production applications in the oil and natural gas industry where an accident or a failure of a product can potentially have catastrophic consequences. Risks inherent to these applications, such as equipment malfunctions and failures, equipment misuse and defects, explosions, blowouts and uncontrollable flows of oil, natural gas or well fluids and natural disasters, on land or in deepwater or shallow-water environments, can cause personal injury, loss of life, suspension of operations, damage to formations, damage to facilities, business interruption and damage to or destruction of property, surface water and drinking water resources, equipment and the environment. In addition, we provide certain services that could cause, contribute to or be implicated in these events. If our products or services fail to meet specifications or are involved in accidents or failures, we could face warranty, contract or other litigation claims, which could expose us to substantial liability for personal injury, wrongful death, property damage, loss of oil and natural gas production, and pollution and other environmental damages. Our insurance policies may not be adequate to cover all liabilities. Further, insurance may not be generally available in the future or, if available, insurance premiums may make such insurance commercially unjustifiable. Moreover, even if we are successful in defending a claim, it could be time-consuming and costly to defend.
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
During periods of high market activity, if we cannot continue operating our manufacturing facilities at adequate levels, our results of operations could be adversely affected.
We operate a number of manufacturing facilities. The equipment and management systems necessary for such operations may break down, perform poorly or fail, resulting in fluctuations in manufacturing efficiencies. Such fluctuations may affect our ability to deliver quality products to our customers on a timely basis.
During the year ended December 31, 2015, we incurred impairment charges and we may incur additional impairment charges in the future.
For goodwill and intangible assets with indefinite lives, an assessment for impairment is performed annually or when there is an indication an impairment may have occurred. Goodwill is reviewed for impairment by comparing the carrying value of each reporting unit's net assets, including allocated goodwill, to the estimated fair value of the reporting unit. We determine the fair value of each of our six reporting units using a discounted cash flow approach. Determining the fair value of a reporting unit requires the use of estimates and assumptions. If the reporting unit's carrying value is greater than its fair value, a second step is performed whereby the implied fair value of goodwill is estimated by allocating the fair value of the reporting unit in a hypothetical purchase price allocation analysis. We recognize a goodwill impairment charge for the amount by which the carrying value of goodwill exceeds its reassessed fair value. Due to the further deterioration of market conditions for our products, we recorded a $123.2 million of impairment loss for our Subsea reporting unit for the year ended December 31, 2015. No impairment loss was recorded for the year ended December 31, 2016. The cost of exploring for or producing oil and natural gas in offshore areas is generally much higher than it is for onshore fields; as such significantly higher oil and natural gas prices may be required in order to stimulate an increase in activity. A further decline of offshore activity or failure for that activity to increase could require further impairment charges for our Subsea product line in the future.
We evaluate our long-lived assets, including property and equipment and intangible assets with definite lives, for potential impairment whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable. In performing our review for impairment, future cash flows expected to result from the use of the asset and its eventual value upon disposal are estimated. If the undiscounted future cash flows are less than the carrying amount of the assets, there is an indication that the asset may be impaired. The amount of the impairment is measured as the difference between the carrying value and the estimated fair value of the asset. The fair value is determined either through the use of an external valuation, or by means of an analysis of discounted future cash flows based on expected utilization. Following the impairment charge, at December 31, 2015, our Subsea reporting unit has a remaining balance of $73 million in goodwill. No impairment loss was recorded for the year ended December 31, 2016. The impairment loss recognized represents the excess of the asset's carrying value as compared to its estimated fair value. Further declines in commodity prices or sustained lower valuation for the Company's common stock could indicate a reduction in the estimate of reporting unit fair value which, in turn, could lead to additional impairment charges associated with goodwill. The impairment loss recognized represents the excess of the asset's carrying value as compared to its estimated fair value.
Intangible assets with definite lives are tested for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. In the fourth quarter of 2015, an impairment loss of $1.9 million related to certain trade names that were no longer in use was recorded. No impairment loss was recorded for the year ended December 31, 2016.
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

In addition, we depend on the demand for our products and services from the oil and natural gas industry. This demand is affected by changing taxes, price controls and other laws and regulations relating to the oil and natural gas industry in general. For example, the adoption of laws and regulations curtailing exploration and development drilling for oil and natural gas for economic or other policy reasons could adversely affect our operations by limiting demand for our products. In addition, some non-U.S. countries may adopt regulations or practices that provide an advantage to indigenous oil companies in bidding for oil leases, or require indigenous companies to perform oilfield services currently supplied by international service companies. To the extent that such companies are not our customers, or we are unable to develop relationships with them, our business may suffer. We cannot determine the extent to which our future operations and earnings may be affected by new legislation, new regulations or changes in existing regulations.
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
Our tax position may be adversely affected by changes in tax law relating to multinational corporations, or increased scrutiny by tax authorities.

Recent legislative proposals have aimed to make changes in the taxation of U.S. and multinational corporations, including proposal to limit the ability of corporations to deduct interest expense. The U.S. Congress and government agencies in non-U.S. jurisdictions where we, and our affiliates, do business, have recently focused on issues related to the taxation of multinational corporations. Moreover, the Trump Administration and members of the U.S. Congress have called for substantial change to fiscal and tax policies, which may include comprehensive tax reform or the imposition of taxes on the imports of goods into the United States. As a result, the lax laws in the United States and other countries in which we and our affiliates do business could change on a prospective or retroactive basis. Until we know what changes are enacted, we cannot predict whether these changes could materially adversely affect us.

If the United States were to withdraw from or modify the North American Free Trade Agreement our financial performance and results of operations may be negatively affected.

We utilize our facility located in Mexico to manufacture products and export them to the United States under the North American Free Trade Agreement (“NAFTA”). The Trump Administration has made comments suggesting that it is not supportive of NAFTA. As a result, it is unclear what may or may not be done with respect to this trade agreement. Withdrawal from or modifications to NAFTA could impose additional tariffs or duties on imports from our facility.  Additionally, taxes may be imposed generally on imports to the United States by virtue of the corporate tax reform efforts currently being discussed. Under either of these scenarios the use of our facility in Mexico may be rendered uneconomical for our operations. This may cause us to lose the value of our investment in this facility, interrupt our operations and may negatively impact our financial performance and results of operations.

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
Our future success depends in substantial part on our ability to hire and retain our executive officers and other key personnel. In particular, we are highly dependent on certain of our executive officers. These individuals possess extensive expertise, talent and leadership, and they are critical to our success. The diminution or loss of the services of these individuals, or other integral key personnel affiliated with entities that we acquire in the future, could have a material adverse effect on our business. Furthermore, we may not be able to enforce all of the provisions in any employment agreement we have entered into with certain of our executive officers and such employment agreements may not otherwise be effective in retaining such individuals. In addition, we may not be able to retain key employees of entities that we acquire in the future. This may impact our ability to successfully integrate or operate the assets we acquire.

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
For the year ended December 31, 2016, we derived approximately 38% of our revenue from sales outside the United States (based on product destination). In addition, one of our key growth strategies is to market products in international markets. We may not succeed in marketing, developing a recognized brand, selling, distributing products and generating revenues in these new international markets.
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
One of our subsidiaries has been and continues to be named as a defendant in asbestos related product liability actions. The actual amounts expended on asbestos-related claims in any year may be impacted by the number of claims filed, the nature of the allegations asserted in the claims, the jurisdictions in which claims are filed, and the number of settlements. As of December 31, 2016, our subsidiary has a net liability of $0.3 million for the estimated indemnity cost associated with the resolution of its current open claims and future claims anticipated to be filed during the next five years.
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
Environmental advocacy groups and regulatory agencies in the United States and other countries have focused considerable attention on the emissions of carbon dioxide, methane and other greenhouse gases and their potential role in climate change. In response to scientific studies suggesting that emissions of GHGs, including carbon dioxide and methane, are contributing to the warming of the Earth's atmosphere and other climatic conditions, the U.S. Congress has considered adopting comprehensive legislation to reduce emissions of GHGs, and almost half of the states have already taken legal measures to reduce emissions of GHGs, primarily through measures to promote the use of renewable energy and/or regional GHG cap-and-trade programs. The Environmental Protection Agency (the "EPA") has already begun to regulate greenhouse gas emissions under the federal Clean Air Act. In December 2009, the EPA determined that emissions of carbon dioxide, methane and certain other GHGs endanger public health and the environment because emissions of such gases are, according to the EPA, contributing to warming of the Earth's atmosphere and other climatic changes. Accordingly, the EPA has begun adopting rules under the Clean Air Act that, among other things, cover reductions in GHG emissions from motor vehicles, permits for certain large stationary sources of GHGs, and monitoring and annual reporting of GHG emissions from specified GHG emission sources, including oil and natural gas exploration and production operations. Additionally, in May 2016, the EPA issued final new source performance standards governing methane emissions that impose more stringent controls on methane and volatile organic compounds emissions at new and modified oil and natural gas production, processing, storage and transmission facilities. The EPA has also announced that it intends to impose methane emission standards for existing sources and has issued information collection requests to companies with production, gathering and boosting, gas processing, storage and transmission facilities. The EPA has also adopted rules requiring the reporting of greenhouse gas emissions from specified large greenhouse gas emission sources in the United States, including oil and gas systems. Similarly, the Department of the Interior’s Bureau of Land Management (“BLM”) issued final rules in November 2016 relating to the venting, flaring and leaking of natural gas by oil and natural gas producers who operate on federal and Indian lands.

Finally, efforts have also been made and continue to be made in the international community toward the adoption of international treaties or protocols that would address global climate change issues. In 2015, the United States participated in the United Nations Conference on Climate Change, which led to the creation of the Paris Agreement. In April 2016, the United States signed the Paris Agreement, which requires member countries to review and “represent a progression” in their nationally determined contributions, which set GHG emission reduction goals, every five years.
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
Hydraulic fracturing is an important and common practice in the oil and natural gas industry, which involves the injection of water, sand and chemicals under pressure into a formation to fracture the surrounding rock and stimulate production of hydrocarbons. Certain environmental advocacy groups have suggested that additional federal, state and local laws and regulations may be needed to more closely regulate the hydraulic fracturing process, and have made claims that hydraulic fracturing techniques are harmful to surface water and drinking water resources. Various governmental entities (within and outside the United States) are in the process of studying, restricting, regulating or preparing to regulate hydraulic fracturing, directly or indirectly
For example, the EPA also released the final results of its comprehensive research study on the potential adverse impacts that hydraulic fracturing may have on drinking water resources in December 2016. The EPA concluded that hydraulic fracturing activities can impact drinking water resources under some circumstances, including large volume spills and inadequate mechanical integrity of wells. In May 2016, the EPA issued final new source performance standard requirements that impose more stringent controls on methane and volatile organic compounds emissions from oil and natural gas development and production operations, including hydraulic fracturing and other well completion activity. The EPA has also issued federal Safe Drinking Water Act (“SDWA”) permitting guidance for hydraulic fracturing operations involving the use of diesel fuel in fracturing fluids in those states where the EPA is the permitting authority. Additionally, the BLM issued final rules to regulate hydraulic fracturing on federal lands in March 2015. Although these rules were struck down by a federal court in Wyoming in June 2016, an appeal of the decision is still pending.
In past sessions, Congress has considered, but not passed, the adoption of legislation to provide for federal regulation of hydraulic fracturing under the SDWA and to require disclosure of the chemicals used in the hydraulic fracturing process. Some states have adopted, and other states are considering adopting, legal requirements that could impose more stringent permitting, public disclosure or well construction requirements on hydraulic fracturing activities. Local government also may seek to adopt ordinances within their jurisdictions regulating the time, place and manner of drilling activities in general or hydraulic fracturing activities in particular, in some cases banning hydraulic fracturing entirely.
If new or more stringent federal, state or local legal restrictions relating to the hydraulic fracturing process are adopted in areas where our oil and natural gas exploration and production customers operate, they could incur potentially significant added costs to comply with such requirements, experience delays or curtailment in the pursuit of exploration, development, or production activities, and perhaps even be precluded from drilling wells, some or all of which activities could adversely affect demand for our services to those customers.
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
A failure or breach of our information technology infrastructure, including as a result of cyber attacks, could adversely impact our business and results of operations.
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
As of February 24, 2017, SCF held approximately 20.5 million shares of our common stock, equal to approximately 21% of the outstanding common stock at that date. LESA is the ultimate general partner of SCF and will exert significant control over us, including over the outcome of most matters requiring a stockholder vote, such as the election of directors, adoption of amendments to our charter and bylaws and approval of transactions involving a change of control. LESA's interests may differ from our other stockholders, and SCF may vote its common stock in a manner that may adversely affect those stockholders.

SCF is a party to a registration rights agreement with us which requires us to effect the registration of its shares in certain circumstances. SCF exercised such rights in 2013, 2014 and 2016 with respect to 6.0 million, 11.5 million and 3.7 million shares, respectively, which were offered and sold in November 2013, May 2014 and December 2016, respectively. Additional sales of substantial amounts of our common stock by SCF, or the perception that such sales could occur, may adversely affect prevailing market prices of our common stock.
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
Item 1B. Unresolved Staff Comments
Not applicable.

Item 2. Properties
The following tables describe the material facilities owned or leased by us as of December 31, 2016:

Country	Location	Leased or Owned

Canada	Alberta	Leased
	Calgary	Leased
	Edmonton	Leased
Germany	Hamburg	Leased
Mexico	Monterrey	Leased
Singapore	Singapore	Leased
UAE	Dubai	Leased
United Kingdom	Aberdeen	Leased
	Kirkbymoorside	Leased
	Findon	Leased
	Newcastle	Leased
United States	Bryan, TX	Owned
	Broussard, LA	Leased
	Broussard, LA	Owned
	Brownsville, PA	Leased
	Clearfield, PA	Owned
	Davis, OK	Owned
	Dayton, TX	Owned
	Elmore City, OK	Owned
	Fort Worth, TX	Leased
	Guthrie, OK	Leased
	Houston, TX	Leased
	Madison, KS	Leased
	Odessa, TX	Leased
	Pearland, TX	Owned
	Pearland, TX	Leased
	Plantersville, TX	Owned
	San Antonio, TX	Owned
	Stafford, TX	Leased
	Stafford, TX	Owned
	Tyler, TX	Leased
	Williston, ND	Leased
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

Item 4. Mine Safety Disclosures
Not applicable.

Executive officers of the registrant
The following table indicates the names, ages and positions of the executive officers of Forum as of February 24, 2017:

Name	Age	Position
C. Christopher Gaut	60	Chief Executive Officer, Chairman of the Board
Prady Iyyanki	46	President and Chief Operating Officer
James W. Harris	57	Executive Vice President and Chief Financial Officer
James L. McCulloch	64	Executive Vice President, General Counsel and Secretary
Michael D. Danford	54	Senior Vice President-Human Resources
C. Christopher Gaut. Mr. Gaut has served as our Chief Executive Officer and Chairman of the Board since May 2016. From August 2010 to May 2016 he also served as President, Chief Executive Officer and Chairman of the Board, and as one of our directors since December 2006. He served as a consultant to LESA, the ultimate general partner of SCF, our largest stockholder, from November 2009 to August 2010. Mr. Gaut served at Halliburton Company, a leading diversified oilfield services company, as President of the Drilling and Evaluation Division and prior to that as Chief Financial Officer, from March 2003 through April 2009. From April 2009 through November 2009, Mr. Gaut was a private investor. Prior to joining Halliburton Company in 2003, Mr. Gaut was the Co-Chief Operating Officer of Ensco International, a provider of offshore contract drilling services. He also served as Ensco's Chief Financial Officer from 1988 until 2003. Mr. Gaut is currently a member of the board of directors of Ensco plc, the successor to Ensco International, and Key Energy Services Inc., a well services provider to major oil companies. Mr. Gaut holds an A.B. in Engineering Sciences from Dartmouth College and an M.B.A. from The Wharton School at the University of Pennsylvania.
Prady Iyyanki. Mr. Iyyanki has served as our President and Chief Operating Officer since May 2016. From January 2014 to May 2016, he served as Executive Vice President and Chief Operating Officer.  Mr. Iyyanki was a private investor from March 2013 to December 2013. From April 2011 to March 2013, Mr. Iyyanki served as Vice President of GE Oil and Gas, a manufacturer of capital equipment and service provider for the oil and natural gas industry, and from April 2011 to December 2012 he served as President & Chief Executive Officer of the GE Oil and Gas Turbo Machinery business. From June 2006 to April 2011, Mr. Iyyanki served as President and Chief Executive Officer of the GE Power and Water Gas Engines business. Mr. Iyyanki holds a B.S. in Mechanical Engineering from Jawaharlal Nehru Technology University and an M.S. in Engineering from South Dakota State University.
James W. Harris. Mr. Harris has served as our Executive Vice President and Chief Financial Officer since February 2015. From December 2005 to February 2015, Mr. Harris held various titles, the most recent of which was Senior Vice President and Chief Financial Officer. Mr. Harris was Vice President, Controller of VeriCenter, Inc., a provider of information technology services, and General Manager of its AppSite Hosting service line from January 2004 through November 2005. Prior to joining VeriCenter, from August 1999 through December 2001, Mr. Harris worked for Enron Energy Services, Inc., as a Vice President and thereafter served as a consultant to Enron through December 2003. Mr. Harris began his career at Price Waterhouse from January 1985 until February 1994, with his final position being a Senior Tax Manager, and at Baker Hughes Incorporated from February 1994 until May 1999 in various positions, including Vice President, Tax and Controller. Mr. Harris currently serves as a member of the board of directors of Oil Patch Group, a privately held company specializing in the rental of drill pipe, living quarters and other rental equipment for the oil and natural gas industry. Mr. Harris holds a B.S. and Masters of Accounting from Brigham Young University and an M.B.A. from Rice University. Mr. Harris is a certified public accountant.
James L. McCulloch. Mr. McCulloch has served as our Executive Vice President, General Counsel and Secretary since May 2016. From October 2010 to May 2016 he served as Senior Vice President, General Counsel and Secretary. Mr. McCulloch was a private investor from January 2008 until October 2010, and since February 2008 he has also served on the board of directors of Sunland Inc., a privately held pipeline construction and services company. In 1983, Mr. McCulloch joined Global Marine Inc., a leading international offshore drilling contractor, as Assistant General Counsel and served in a variety of capacities within the legal department until being named Senior Vice President and General Counsel in 1995. In 2001, Global Marine merged with Santa Fe International Corporation, an international land and offshore drilling contractor, to form GlobalSantaFe Corporation, where Mr. McCulloch continued to serve as

Senior Vice President and General Counsel until the company's merger with Transocean Inc. in December 2007. Mr. McCulloch holds a B.A. from Tulane University and a J.D. from Tulane University School of Law.
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

Year Ended December 31, 2016	High	Low
First Quarter	$13.52	$8.54
Second Quarter	$19.00	$12.54
Third Quarter	$19.86	$15.09
Fourth Quarter	$23.55	$17.10

Year Ended December 31, 2015	High	Low
First Quarter	$20.95	$15.31
Second Quarter	$23.26	$19.62
Third Quarter	$19.30	$12.21
Fourth Quarter	$15.66	$11.67
As of February 24, 2017, there were approximately 67 shareholders of record of our common stock. In calculating the number of shareholders, we consider clearing agencies and security position listings as one shareholder for each agency or listing.
No dividends were declared or issued during 2016 or 2015, and we do not currently have any plans to pay cash dividends in the future. Our credit facility prohibits us from paying any cash dividends. Our future dividend policy is within the discretion of our Board of Directors and will depend upon various factors, including our results of operations, financial condition, capital requirements, investment opportunities, and other loan agreements. The indenture governing our senior notes also restricts the payment of dividends.
Purchase of Equity Securities
Our Board of Directors authorized on October 27, 2014, a share repurchase program for the repurchase of outstanding shares of our Common Stock having an aggregate purchase price of up to $150 million. Our credit facility prohibits us from repurchasing shares.

The shares of common stock purchased and placed in treasury during the three months ended December 31, 2016 is provided in the table below. 15,076 shares were purchased during the three months ended December 31, 2016 from employees in connection with the settlement of income tax and related benefit withholding obligations arising from the vesting of restricted stock grants.

Period	Total number of shares purchased (a)	Average price paid per share	Total number of shares purchased as part of publicly announced plan or programs	Maximum value of shares that may yet be purchased under the plan or program (in thousands)
October 1, 2016 - October 31, 2016	2,008	$21.13	—	$49,752
November 1, 2016 - November 30, 2016	41	$18.15	—	—
December 1, 2016 - December 31, 2016	13,027	$22.05	—	—
Total	15,076	$21.92	—	$49,752
Performance Graph
The following graph compares total shareholder return on our common stock with the Standard & Poor’s 500 Stock Index and the Philadelphia Oil Service Sector Index ("OSX"), an index of oil and natural gas related companies that represents an industry composite of our peers. This graph covers the period from April 13, 2012, using the closing price for the first day of trading immediately following the effectiveness of our initial public offering per SEC regulations (rather than the IPO offering price of $20.00 per share), through December 31, 2016. This comparison assumes the investment of $100 on April 13, 2012, and the reinvestment of all dividends. The shareholder return set forth is not necessarily indicative of future performance.
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
The selected historical financial data as of December 31, 2016 and 2015, and for the years ended December 31, 2016, 2015 and 2014 are derived from our audited consolidated financial statements and related notes thereto included herein. The selected historical data as of December 31, 2014, 2013 and 2012 and for the years ended December 31, 2013 and 2012 have been derived from our audited consolidated financial statements, which are not included in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of our results to be expected in any future period.

	Year ended December 31,
(in thousands, except per share information)	2016	2015	2014	2013	2012
Income Statement Data:
Net sales	$587,635	$1,073,652	$1,739,717	$1,524,811	$1,414,933
Total operating expenses	718,411	1,202,199	1,496,843	1,322,569	1,174,053
Earnings from equity investment	1,824	14,824	25,164	7,312	—
Operating income (loss)	(128,952)	(113,723)	268,038	209,554	240,880
Total other expenses	9,047	20,600	25,516	23,472	18,085
Income (loss) from continuing operations before income taxes	(137,999)	(134,323)	242,522	186,082	222,795
Provision for income tax expense (benefit)	(56,051)	(14,939)	68,145	56,478	71,265
Net income (loss)	(81,948)	(119,384)	174,377	129,604	151,530
Less: Income (loss) attributable to noncontrolling interest	30	(31)	12	65	74
Net income (loss) attributable to common stockholders	(81,978)	(119,353)	174,365	129,539	151,456

Weighted average shares outstanding
Basic	91,226	89,908	92,628	90,697	80,111
Diluted	91,226	89,908	95,308	94,604	86,937
Earnings (loss) per share
Basic	$(0.90)	$(1.33)	$1.88	$1.43	$1.89
Diluted	$(0.90)	$(1.33)	$1.83	$1.37	$1.74

	As of December 31,
(in thousands)	2016	2015	2014	2013	2012
Balance Sheet Data:
Cash and cash equivalents	$234,422	$109,249	$76,579	$39,582	$41,063
Net property, plant and equipment	152,212	186,667	189,974	180,292	152,983
Total assets	1,835,192	1,886,042	2,214,102	2,160,247	1,892,980
Long-term debt	396,747	396,016	420,484	503,455	400,201
Total stockholders’ equity	1,235,202	1,257,020	1,395,356	1,330,355	1,161,472

	Year ended December 31,
(in thousands)	2016	2015	2014	2013	2012
Other financial data:
Net cash provided by operating activities	$64,742	$155,913	$269,966	$211,393	$137,941
Capital expenditures for property and equipment	(16,828)	(32,291)	(53,792)	(60,263)	(49,685)
Proceeds from sale of property and equipment	9,763	1,821	2,718	964	5,051
Acquisition of businesses, net of cash acquired	(4,072)	(60,836)	(38,289)	(181,718)	(139,889)
Net cash used in investing activities	(11,137)	(91,306)	(70,691)	(289,030)	(184,523)
Net cash provided by / (used in) financing activities	86,195	(26,937)	(162,018)	77,054	65,782

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
Overview
We are a global oilfield products company, serving the drilling, subsea, completion, production and infrastructure sectors of the oil and natural gas industry. We design, manufacture and distribute products, and engage in aftermarket services, parts supply and related services that complement our product offering. Our product offering includes a mix of highly engineered capital products and frequently replaced items that are used in the exploration, development, production and transportation of oil and natural gas. Our capital products are directed at: drilling rig equipment for new rigs, upgrades and refurbishment projects; subsea construction and development projects; the placement of production equipment on new producing wells; pressure pumping equipment; and downstream capital projects. Our engineered systems are critical components used on drilling rigs, for completions or in the course of subsea operations, while our consumable products are used to maintain efficient and safe operations at well sites in the well construction process, within the supporting infrastructure and at processing centers and refineries. Historically, over 60% of our revenue is derived from consumable products and activity-based equipment, while the balance is derived from capital products and a small amount from rental and other services.
We seek to design, manufacture and supply reliable products that create value for our diverse customer base, which includes, among others, oil and natural gas operators, land and offshore drilling contractors, oilfield service companies, subsea construction and service companies, and pipeline and refinery operators.
Beginning with the first quarter of 2016, we realigned our segments. Several product lines were combined into a new segment, designated as the Completions segment, in recognition of the expansion in these operations and their significant growth potential. We are reporting our results of operations in the following reportable segments: Drilling & Subsea, Completions, and Production & Infrastructure, instead of the original two reportable segments. Management’s change in the composition of our reportable segments was made in order to align with activity drivers and the customers of our product groups, and how management reviews and evaluates operating performance. This change is reflected on a retrospective basis in accordance with generally accepted accounting principles in the United States ("GAAP"), with prior years adjusted to reflect the change in reportable segments. The new segments are composed of the following:

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

•
Production & Infrastructure segment. This segment designs, manufactures and supplies products and provides related equipment and services for production and infrastructure markets.  The products and related services consist primarily of: (i) engineered process systems, production equipment and related field services, as well as oil and produced water treatment equipment; and (ii) a wide range of industrial valves focused on serving upstream, midstream, and downstream oil and natural gas customers.

Market Conditions
The level of demand for our products and services is directly related to activity levels and the capital and operating budgets of our customers, which in turn are influenced heavily by energy prices and the expectation as to future trends in those prices. Energy prices have historically been cyclical in nature, as exemplified by the significant decrease in oil prices beginning in the middle of 2014, and are affected by a wide range of factors. The low energy price environment caused a steep reduction in activity and spending by our customers beginning in 2014. Many exploration and production companies, especially those with operations in North America or offshore, curtailed operations, reduced the number of wells being drilled, or chose to defer the completion of wells that had been drilled. The low commodity prices also resulted in a substantial reduction in activity and revenue for energy service companies, resulting in both exploration and production and energy service companies significantly reducing their purchases of both capital and consumable equipment from the Company and other equipment manufacturers. This widespread reduction in spending had a negative impact on our financial results and new orders from the second half of 2014 through 2016.
Although the probability of any cyclical change in energy prices and the extent and duration of such a change are difficult to predict, there are signs that the market may be recovering from the recent downturn. The announcement by the Organization of Petroleum Exporting Countries ("OPEC") and other unaffiliated countries that their production levels would be capped or reduced has led to a modest increase in oil prices. As a result, a number of exploration and production companies have announced increases in their capital budgets for 2017 based on a more optimistic assessment of the direction of oil prices in the near to medium term. Should this additional spending materialize and continue, our customers, led by those active in North American land basins, should see increased activity and require additional consumable and capital equipment from the Company and other equipment manufacturers. Activity in high cost areas, however, especially offshore and in some international areas, is expected to lag any recovery. Influenced by the expectation of higher energy prices, our inbound orders increased in the fourth quarter. The pace and strength of a recovery in energy markets and in our results, however, remain uncertain as we enter 2017.
The table below shows average crude oil and natural gas prices for West Texas Intermediate crude oil (WTI), United Kingdom Brent crude oil (Brent), and Henry Hub natural gas:

	2016	2015	2014
Average global oil, $/bbl
West Texas Intermediate	$43.29	$48.66	$93.21
United Kingdom Brent	$43.67	$52.32	$98.97

Average North American Natural Gas, $/Mcf
Henry Hub	$2.52	$2.62	$4.37
Average WTI and Brent oil prices were 11% and 17% lower, respectively, in 2016 than 2015. The WTI oil price was $53.75 and $37.13 per barrel on December 31, 2016 and 2015, respectively. Average natural gas prices were 4% lower in 2016 than 2015. Primarily as a result of increasing supply and insufficient demand growth, crude oil prices began a significant decline in the second half of 2014 and have declined 50% from peak prices in June 2014 to the end of December 2016. The precipitous decline in oil and natural gas prices resulted in a significant decrease in exploration and production activity and spending by our customers, causing us to experience a significant adverse impact on our results of operation during that period.

The table below shows the average number of active drilling rigs, based on the weekly Baker Hughes Incorporated rig count, operating by geographic area and drilling for different purposes.

	2016	2015	2014
Active Rigs by Location
United States	509	978	1,862
Canada	130	192	379
International	955	1,167	1,337
Global Active Rigs	1,594	2,337	3,578

Land vs. Offshore Rigs
Land	1,348	2,016	3,193
Offshore	246	321	385
Global Active Rigs	1,594	2,337	3,578

U.S. Commodity Target, Land
Oil/Gas	408	750	1,526
Gas	100	227	333
Unclassified	1	1	3
Total U.S. Land Rigs	509	978	1,862

U.S. Well Path, Land
Horizontal	400	744	1,273
Vertical	60	139	377
Directional	49	95	212
Total U.S. Active Land Rigs	509	978	1,862
As a result of lower oil and natural gas prices, the average U.S. rig count decreased 48% from 2015, while the international rig count and the Canadian rig count decreased 18% and 32%, respectively, from 2015. The U.S. rig count declined 79% from the peak of 1,931 rigs in the third quarter of 2014 to the trough of 404 rigs in the second quarter of 2016. Since then the number of working rigs has increased steadily to 658 rigs at the end of December 2016. A substantial portion of our revenue is impacted by the level of rig activity and the number of wells completed. While the U.S. land rig count has started to recover, it remains low compared to historical norms.
The table below shows the amount of total inbound orders by segment for the years ended December 31, 2016, 2015 and 2014:

(in millions of dollars)	2016	2015	2014
Orders:
Drilling & Subsea	$216.7	$363.5	$1,002.2
Completions	129.3	209.2	373.9
Production & Infrastructure	250.8	297.3	470.1
Total Orders	$596.8	$870.0	$1,846.2

Acquisitions
Subsequent to December 31, 2016, we acquired substantially all of the assets of Cooper Valves, LLC (“Cooper”) as well as 100% of the general partnership interests of Innovative Valve Components for total aggregate consideration of $14.5 million. The acquired Cooper brands include the Accuseal® metal seated ball valves engineered to meet Class VI shut off standards for use in severe service applications, as well as a full line of cast and forged gate, globe, and check valves. Innovative Valve Components, in partnership with Cooper Valves, commercialized critical service valves and components for the power generation, mining and oil and natural gas industries. Cooper is included in the Production and Infrastructure segment.
On April 28, 2016, we completed the acquisition of the wholesale completion packers business of Team Oil Tools, Inc. The acquisition includes a wide variety of completion and service tools, including retrievable and permanent packers, bridge plugs and accessories which are sold to oilfield service providers, packer repair companies and distributors on a global basis, and is included in the Completions segment.
On February 2, 2015, we completed the acquisition of J-Mac Tool, Inc. (“J-Mac”) for aggregate consideration of approximately $61.9 million. J-Mac, located in Fort Worth, Texas, manufactures hydraulic fracturing pumps, power ends, fluid ends and other pump accessories. The acquired business also provides repair and refurbishment services at its main location in Fort Worth and at other service center locations. J-Mac is included in the Completions segment.
On May 1, 2014, we completed the acquisition of Quality Wireline & Cable, Inc. ("Quality") for consideration of $38.3 million. Quality is a Calgary, Alberta based manufacturer of high-performance cased-hole electro-mechanical wireline cables and specialty cables for the oil and natural gas industry. Quality is included in the Drilling & Subsea segment.
None of these transactions included potential future payments contingent on financial performance.
There are factors related to the businesses we have acquired that may result in lower net profit margins on a going-forward basis, primarily the federal income tax status of the legal entity and the level of depreciation and amortization charges arising out of the accounting for the purchase.
For additional information regarding our 2016, 2015, and 2014 acquisitions, please read Note 3 of the Notes to the Consolidated Financial Statements in Part II, Item 8 "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K.
Evaluation of operations
We manage our operations through the three business segments described above. We have focused on implementing financial reporting and controls at all of our operations to accelerate the availability of critical information necessary to support informed decision making. We use a number of financial and non-financial measures to routinely analyze and evaluate, on a segment and corporate level, the performance of our business. As an example of a non-financial measure, we measure our safety by tracking the total recordable incident rate and we consider this as an indication of the quality of our products. Financial measures include the following:
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
Earnings per share. We calculate fully-diluted earnings per share as prescribed under GAAP, that is net income divided by common shares outstanding, giving effect for the assumed exercise of all outstanding options and warrants with a strike price less than the average fair value of the shares over the period covered for the calculation. There is no dilutive effect for 2016 and 2015 since we are in a net loss position. We believe this measure is important as it reflects the sum total of operating results and all attendant capital decisions, showing in one number the amount earned for the stockholders of our Company.
Free cash flow. We define free cash flow as net cash provided by operating activities, less capital expenditures for property and equipment net of proceeds from sale of property and equipment and other. We believe that this measure is important because it encompasses both profitability and capital management in evaluating results. Free cash flow represents the business’ contribution in the generation of funds available to pay debt outstanding, invest in other areas, or return funds to our stockholders.
Free cash flow is a non-GAAP financial measure and should not be considered as an alternative to cash provided by operating activities as a cash flow measurement.
Factors affecting the comparability of our future results of operations to our historical results of operations
Our future results of operations may not be comparable to our historical results of operations for the periods presented, primarily for the following reasons:

•
Since our initial public offering in 2012, we have grown our business both organically and through strategic acquisitions. We have expanded and diversified our product portfolio and business lines with the acquisition of one business in each of 2016, 2015, and 2014. The historical financial data for periods prior to the acquisitions does not include the results of any of the acquired companies for the periods presented and, as such, does not provide an accurate indication of our future results.

•
As we integrate acquired companies and further implement internal controls, processes and infrastructure to operate in compliance with the regulatory requirements applicable to companies with publicly traded shares, it is likely that we will incur incremental selling, general and administrative expenses relative to historical periods.

Our future results will depend on our ability to efficiently manage our combined operations and execute our business strategy.

Results of operations
Year ended December 31, 2016 compared with year ended December 31, 2015

	Year ended December 31,		Favorable / (Unfavorable)
	2016	2015	$	%
(in thousands of dollars, except per share information)
Revenue:
Drilling & Subsea	$227,872	$487,299	$(259,427)	(53.2)%
Completions	127,432	267,236	(139,804)	(52.3)%
Production & Infrastructure	233,754	320,442	(86,688)	(27.1)%
Eliminations	(1,423)	(1,325)	(98)	*
Total revenue	$587,635	$1,073,652	(486,017)	(45.3)%
Cost of sales:
Drilling & Subsea	$189,132	$359,004	$169,872	47.3%
Completions	123,548	212,238	88,690	41.8%
Production & Infrastructure	176,643	241,058	64,415	26.7%
Eliminations	(1,423)	(1,325)	98	*
Total cost of sales	$487,900	$810,975	$323,075	39.8%
Gross profit:
Drilling & Subsea	$38,740	$128,295	$(89,555)	(69.8)%
Completions	3,884	54,998	(51,114)	(92.9)%
Production & Infrastructure	57,111	79,384	(22,273)	(28.1)%
Total gross profit	$99,735	$262,677	$(162,942)	(62.0)%
Selling, general and administrative expenses:
Drilling & Subsea	$92,329	$121,405	$29,076	23.9%
Completions	50,783	58,698	7,915	13.5%
Production & Infrastructure	56,456	56,726	270	0.5%
Corporate	27,440	28,077	637	2.3%
Total selling, general and administrative expenses	$227,008	$264,906	$37,898	14.3%
Operating income (loss):
Drilling & Subsea	$(53,589)	$6,890	$(60,479)	*
Operating income margin %	(23.5)%	1.4%
Completions	(45,075)	11,124	(56,199)	*
Operating income margin %	(35.4)%	4.2%
Production & Infrastructure	655	22,658	(22,003)	(97.1)%
Operating income margin %	0.3%	7.1%
Corporate	(27,440)	(28,077)	637	2.3%
Total segment operating income (loss)	$(125,449)	$12,595	$(138,044)	*
Operating income margin %	(21.3)%	1.2%
Goodwill and Intangible asset impairment	—	125,092	125,092	*
Transaction expenses	865	480	(385)	*
Loss on sale of assets	2,638	746	(1,892)	*
Loss from operations	(128,952)	(113,723)	(15,229)	(13.4)%
Interest expense, net	27,410	29,945	2,535	8.5%
Other (income) expense, net	(21,341)	(9,345)	11,996	*
Deferred loan cost written off	2,978	—	(2,978)	*
Other (income) expense, net	9,047	20,600	11,553	56.1%
Loss before income taxes	(137,999)	(134,323)	(3,676)	(2.7)%
Income tax benefit	(56,051)	(14,939)	41,112	*
Net loss	(81,948)	(119,384)	37,436	31.4%
Less: Income (loss) attributable to non-controlling interest	30	(31)	61	*
Loss attributable to common stockholders	$(81,978)	$(119,353)	$37,375	31.3%

Weighted average shares outstanding
Basic	91,226	89,908
Diluted	91,226	89,908
Earnings (loss) per share
Basic	$(0.90)	$(1.33)
Diluted	$(0.90)	$(1.33)
* not meaningful

Revenue
Our revenue for the year ended December 31, 2016 decreased $486.0 million, or 45.3%, to $587.6 million compared to the year ended December 31, 2015. For the year ended December 31, 2016, our Drilling & Subsea segment, Completions segment, and Production & Infrastructure segment comprised 38.5%, 21.7% and 39.8% of our total revenue, respectively, compared to 45.3%, 24.9% and 29.8%, respectively, for the year ended December 31, 2015. The revenue changes by operating segment consisted of the following:
Drilling & Subsea segment — Revenue decreased $259.4 million, or 53.2%, to $227.9 million during the year ended December 31, 2016 compared to the year ended December 31, 2015 as a result of decreased oil and natural gas drilling and well completions activity, both onshore and offshore, and pricing pressure. The U.S. average rig count decreased 48% compared to the prior year period resulting in decreased sales of our drilling equipment products. We also recognized lower revenue compared to the prior year period on our subsea products as demand for our remotely operated vehicles and associated systems and other offshore products decreased substantially due to reduced investment in offshore projects globally.
Completions segment — Revenue decreased $139.8 million, or 52.3%, to $127.4 million during the year ended December 31, 2016 compared to the year ended December 31, 2015. The decrease in revenue was attributable to lower well completions activity globally, including in North America, and pricing pressure, leading to lower revenue from our casing and cementing equipment, products sold to pressure pumping service providers and pressure control equipment.
Production & Infrastructure segment - Revenue decreased $86.7 million, or 27.1%, to $233.8 million during the year ended December 31, 2016 compared to the year ended December 31, 2015. The decrease in revenue was primarily attributable to a decrease in exploration and production budgets, which led to pricing pressure and lower sales of our surface production equipment, and, to a lesser extent, lower sales of our valves to the upstream sector. The demand for our midstream and downstream valves has continued to be more resilient than some of our other product lines.
Segment operating income (loss) and segment operating margin percentage
Segment operating income (loss) for the year ended December 31, 2016 decreased $138.0 million, to a loss of $125.4 million compared to the year ended December 31, 2015. The operating margin percentage decreased to (21.3)% for the year ended December 31, 2016 from 1.2% for the year ended December 31, 2015. The 2016 results include total charges of $38.3 million related to several facility consolidations and closures, inventory write-downs across all product lines attributable to expected continuing lower activity levels, and severance paid to employees under our policy for reductions in force. In 2015, similar charges totaled $63.7 million. The segment operating margin percentage is calculated by dividing segment operating income (loss) by revenue. For the year ended December 31, 2016, the adjusted segment operating margin percentage, excluding charges, decreased to (14.8)% from the 7.1% adjusted operating margin percentage for the year ended December 31, 2015. We believe that adjusted operating margins excluding the costs described above are useful for assessing operating performance, especially when comparing periods. The change in adjusted operating margin percentage for each segment, excluding charges, is explained as follows:
Drilling & Subsea segment — The operating margin percentage decreased to (23.5)% for the year ended December 31, 2016 from 1.4% for the year ended December 31, 2015. The year ended December 31, 2016 and 2015 included $12.6 million and $32.1 million, respectively, of inventory write-downs due to lower activity levels and reduced pricing of our products, and severance and facility closure costs incurred to further reduce our cost structure in line with current activity levels. Excluding these charges, the adjusted operating margin percentage decreased to (18.0)%, for the year ended December 31, 2016, from 8.0% for the year ended December 31, 2015. The main driver for this decrease in operating margin percentage is the lower activity levels, which have caused a loss of manufacturing scale efficiencies and more intense competition for fewer sales opportunities reducing our prices.
Completions segment — The operating margin percentage decreased to (35.4)% for the year ended December 31, 2016 from 4.2% for the year ended December 31, 2015. The year ended December 31, 2016 and 2015 included $21.2 million and $25.2 million, respectively, of inventory write-downs attributable to lower activity levels and reduced pricing of our products, and facility closure costs incurred to reduce our cost structure in line with current market activity levels. Excluding these charges, the adjusted operating margin percentage decreased to (18.8)%, for the year ended December 31, 2016, from 13.6% for the year ended December 31, 2015. The decrease in operating margin percentage is due to reduced operating leverage on lower volumes and pricing pressure especially on consumable flow equipment sold to pressure pumping service companies. Also impacting margins were lower earnings from our investment in Global Tubing.

Production & Infrastructure segment — The operating margin percentage decreased to 0.3% for the year ended December 31, 2016 from 7.1% for the year ended December 31, 2015. The year ended December 31, 2016 and 2015 included $3.9 million and $5.1 million, respectively, of costs related to facility consolidation and severance. Excluding these charges, adjusted operating margin percentage decreased to 1.9% for the year ended December 31, 2016, from 8.7% for the year ended December 31, 2015. The decrease in operating margin percentage was attributable to reduced operating leverage on lower volumes, and pricing pressure on our surface production equipment on lower activity levels. The operating margins for our valve products have been more resilient as demand for midstream and downstream valves remains steady.
Corporate — Selling, general and administrative expenses for Corporate decreased $0.6 million, or 2.3%, for the year ended December 31, 2016 compared to the year ended December 31, 2015, due to lower personnel costs and lower professional fees. Corporate costs include, among other items, payroll related costs for general management and management of finance and administration, legal, human resources and information technology, professional fees for legal, accounting and related services, and marketing costs.
Other items not included in segment operating income (loss)
Several items are not included in segment operating income (loss), but are included in total operating income (loss). These items include: transaction expenses, gains/losses from the sale of assets, and impairment losses of intangible assets and goodwill. Transaction expenses relate to legal and other advisory costs incurred in acquiring businesses, including fees to accomplish an internal legal entity restructuring, and are not considered to be part of segment operating income (loss). These costs were $0.9 million and $0.5 million for the years ended December 31, 2016 and 2015, respectively. In the year ended December 31, 2016, we recognized a net loss of $2.6 million on sales of assets, primarily including a gain of $1.7 million from the sale of a plant, a loss of $1.9 million related to an operation in South Africa expected to be sold, and a loss of $2.4 million related to one of our Texas facilities sold in fourth quarter of 2016.
The 2015 impairment losses for intangible assets and goodwill were $1.9 million and $123.2 million, respectively. The intangible assets that were written off related to certain trade names that were no longer in use. Due to the further deterioration of market conditions for our products, the goodwill impairment test showed that goodwill in our subsea product line was impaired, and based on a valuation of the applicable assets we recorded a charge in the fourth quarter 2015. No impairment losses were recorded on goodwill or indefinite-lived intangible assets for the year ended December 31, 2016.
Other income and expense
Other income and expense includes interest expense, and foreign exchange gains and losses. We incurred $27.4 million of interest expense during the year ended December 31, 2016, a decrease of $2.5 million from the year ended December 31, 2015 on lower outstanding indebtedness and lower commitment fees on the unused portion of our revolving credit line. The foreign exchange gain was $21.3 million for the year ended December 31, 2016, an increase of $12.0 million from the year ended December 31, 2015, and was primarily the result of movements in the British pound and the Euro relative to the U.S. dollar. In year ended December 31, 2016, we wrote off $3.0 million of deferred financing costs as a result of the amendments of our credit facility in the first and fourth quarter of 2016 which reduced the size of our undrawn revolving credit line.
Taxes
Tax expense includes current income taxes expected to be due based on taxable income to be reported during the periods in the various jurisdictions in which we conduct business, and deferred income taxes based on changes in the tax effect of temporary differences between the bases of assets and liabilities for financial reporting and tax purposes at the beginning and end of the respective periods. The effective tax rate, calculated by dividing total tax expense by income before income taxes, was a benefit of 40.6% and a benefit of 11.1% for the years ended December 31, 2016 and 2015, respectively. The effective tax rate for the year ended December 31, 2016 is significantly different than the comparable period in 2015 primarily due to net operating losses incurred in the United States offset by earnings generated outside the United States in jurisdictions subject to lower tax rates. In addition, the majority of the goodwill impairment loss in 2015 was not tax deductible. The effective tax rate can vary from period to period depending on our relative mix of U.S. and non-U.S. earnings. Excluding the goodwill and intangible asset impairment and the charges discussed above in the segment operating margin discussion, our effective tax rate would have been approximately 22% for the year ended December 31, 2015.

Year ended December 31, 2015 compared to year ended December 31, 2014

	Year ended December 31,		Favorable / (Unfavorable)
	2015	2014	$	%
(in thousands of dollars, except per share information)
Revenue:
Drilling & Subsea	$487,299	$864,320	$(377,021)	(43.6)%
Completions	267,236	441,345	(174,109)	(39.4)%
Production & Infrastructure	320,442	436,271	(115,829)	(26.5)%
Eliminations	(1,325)	(2,219)	894	*
Total revenue	$1,073,652	$1,739,717	(666,065)	(38.3)%
Cost of sales:
Drilling & Subsea	$359,004	$580,195	$221,191	38.1%
Completions	212,238	279,961	67,723	24.2%
Production & Infrastructure	241,058	322,328	81,270	25.2%
Eliminations	(1,325)	(2,219)	(894)	*
Total cost of sales	$810,975	$1,180,265	$369,290	31.3%
Gross profit:
Drilling & Subsea	$128,295	$284,125	$(155,830)	(54.8)%
Completions	54,998	161,384	(106,386)	(65.9)%
Production & Infrastructure	79,384	113,943	(34,559)	(30.3)%
Total gross profit	$262,677	$559,452	$(296,775)	(53.0)%
Selling, general and administrative expenses:
Drilling & Subsea	$121,405	$153,052	$31,647	20.7%
Completions	58,698	59,959	1,261	2.1%
Production & Infrastructure	56,726	57,795	1,069	1.8%
Corporate	28,077	42,015	13,938	33.2%
Total selling, general and administrative expenses	$264,906	$312,821	$47,915	15.3%
Operating income:
Drilling & Subsea	$6,890	$131,072	$(124,182)	(94.7)%
Operating income margin %	1.4%	15.2%
Completions	11,124	126,590	(115,466)	(91.2)%
Operating income margin %	4.2%	28.7%
Production & Infrastructure	22,658	56,148	(33,490)	(59.6)%
Operating income margin %	7.1%	12.9%
Corporate	(28,077)	(42,015)	13,938	33.2%
Total segment operating income	$12,595	$271,795	(259,200)	(95.4)%
Operating income margin %	1.2%	15.6%
Goodwill and Intangible asset impairment	125,092	—	(125,092)	*
Transaction expenses	480	2,326	1,846	*
Loss on sale of assets	746	1,431	685	*
Income (loss) from operations	(113,723)	268,038	(381,761)	(142.4)%
Interest expense, net	29,945	29,847	(98)	(0.3)%
Other, net	(9,345)	(4,331)	5,014	*
Other (income) expense, net	20,600	25,516	4,916	19.3%
Income (loss) before income taxes	(134,323)	242,522	(376,845)	(155.4)%
Income tax expense (benefit)	(14,939)	68,145	83,084	121.9%
Net income (loss)	(119,384)	174,377	(293,761)	(168.5)%
Less: Income (loss) attributable to non-controlling interest	(31)	12	(43)	*
Income (loss) attributable to common stockholders	$(119,353)	$174,365	$(293,718)	(168.5)%

Weighted average shares outstanding
Basic	89,908	92,628
Diluted	89,908	95,308
Earnings (loss) per share
Basic	$(1.33)	$1.88
Diluted	$(1.33)	$1.83
* not meaningful

Revenue
Our revenue for the year ended December 31, 2015 decreased $666.1 million, or 38.3%, to $1,073.7 million compared to the year ended December 31, 2014. For the year ended December 31, 2015, our Drilling & Subsea segment, Completions segment, and Production & Infrastructure segment comprised 45.3%, 24.9%% and 29.8% of our total revenue, respectively, compared to 49.6%, 25.3% and 25.1%, respectively, for the year ended December 31, 2014. The revenue changes by operating segment consisted of the following:
Drilling & Subsea segment — Revenue decreased $377.0 million, or 43.6%, to $487.3 million during the year ended December 31, 2015 compared to the year ended December 31, 2014. The decrease is primarily attributable to decreased oil and natural gas drilling activity in North America and, to a lesser extent lower international activity. The U.S. average rig count decreased 48% compared to the prior year period, and the number of rigs working in the U.S. was down 62% from the beginning to the end of the year, resulting in decreased sales of our drilling equipment. We also recognized lower revenue compared to the prior year period on our subsea products , such as ROVs, as investment in offshore oil and natural gas projects declined.
Completions segment — Revenue decreased $174.1 million, or 39.4%, to $267.2 million during the year ended December 31, 2015 compared to the year ended December 31, 2014. The decrease is primarily attributable to decreased oil and natural gas drilling and well completions activity in North America, resulting in decreased sales of our completions products. The decrease in revenue was also due to lower sales of our consumable flow equipment products to pressure pumping service providers, offset by the addition of J-Mac sales from the first quarter 2015 acquisition.
Production & Infrastructure segment — Revenue decreased $115.8 million, or 26.5%, to $320.4 million during the year ended December 31, 2015 compared to the year ended December 31, 2014. The decrease in revenue was due to lower sales of our surface production equipment to exploration and production operators. Our customers, exploration and production operators, completed fewer wells in the current year resulting in lower spending with their suppliers, including us. Unlike our other product lines, Valve Solutions derives a significant portion of its revenue from the midstream, downstream and processing sectors, which have not suffered the same decline in activity experienced as the upstream sector. Revenue for the product line decreased, primarily due to reduced sales in the upstream sector including the slower Canadian market activity, and fewer large project orders in the downstream sector. However, the decrease was less than that experienced by our other product lines.
Segment operating income and segment operating margin percentage
Segment operating income for the year ended December 31, 2015 decreased $259.2 million, or 95.4%, to $12.6 million compared to the year ended December 31, 2014. The 2015 results include total charges of $63.7 million related to several facility consolidations and closures, inventory write-downs across all product lines attributable to expected continuing lower activity levels, and severance paid to employees under our policy for reductions in force. In 2014, similar charges totaled $3.8 million. The segment operating margin percentage is calculated by dividing segment operating income by revenue. For the year ended December 31, 2015, the adjusted segment operating margin percentage, excluding charges, decreased to 7.1% from 15.8% adjusted operating margin percentage for the year ended December 31, 2014. We believe that adjusted operating margins excluding the costs described above are useful for assessing operating performance, especially when comparing periods. The change in adjusted operating margin percentage for each segment, excluding charges, is explained as follows:
Drilling & Subsea segment — The operating margin percentage decreased to 1.4% for the year ended December 31, 2015 from 15.2% for the year ended December 31, 2014. The charges described above that were excluded from this segment’s adjusted operating margin for 2015 and 2014, respectively, were approximately $32.1 million and $1.6 million. Excluding these charges, the adjusted operating margin percentage decreased to 8.0%, for the year ended December 31, 2015, from 15.3% for the year ended December 31, 2014. The primary reasons for the decrease in adjusted operating margin percentage are lower activity levels, causing a loss of manufacturing scale efficiencies, and more intense competition for fewer sales opportunities which reduces prices charged to the customer.
Completions segment — The operating margin percentage decreased to 4.2% for the year ended December 31, 2015 from 28.7% for the year ended December 31, 2014. The charges described above that were excluded from this segment’s adjusted operating margin for 2015 and 2014 were approximately $25.2 million and $0.1 million, respectively. Excluding these charges, the adjusted operating margin percentage decreased to 13.6%, for the year ended December 31, 2015, from 28.7% for the year ended December 31, 2014. The overall decrease in operating margin percentage is due to reduced operating leverage on lower volumes and pricing pressure especially on consumable flow equipment sold to pressure pumping service companies. Also impacting margins were lower earnings from our investment in Global Tubing.

Production & Infrastructure segment — Operating margin percentage decreased to 7.1% for the year ended December 31, 2015, from 12.9% for the year ended December 31, 2014. The charges described above that were excluded from this segment’s adjusted operating margin for 2015 and 2014, respectively, were approximately $5.1 million and $0.4 million. Excluding these charges, adjusted operating margin percentage decreased to 8.7% for the year ended December 31, 2015, from 13.0% for the year ended December 31, 2014. The decrease in adjusted operating margin percentage was attributable to higher competition for fewer sales on lower activity levels, and reduced operating leverage on lower volumes.
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
Other items not included in segment operating income
Several items are not included in segment operating income, but are included in total operating income (loss). These items include: transaction expenses, gains/losses from the sale of assets, and impairment losses of intangible assets and goodwill. Transaction expenses relate to legal and other advisory costs incurred in acquiring businesses, including fees to accomplish an internal legal entity restructuring, and are not considered to be part of segment operating income. These costs were $0.5 million and $2.3 million for the years ended December 31, 2015 and 2014, respectively. In the year ended December 31, 2015, we recognized a net loss of $0.7 million on sales of assets, primarily related to plant consolidations.
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
Other income and expense
Other income and expense includes interest expense, and foreign exchange gains and losses. We incurred $29.9 million of interest expense during the year ended December 31, 2015, a increase of $0.1 million from the year ended December 31, 2014. The change in foreign exchange gains or losses is primarily the result of movements in the British pound and the Euro relative to the U.S. dollar.
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

Liquidity and capital resources
Sources and uses of liquidity
Our internal sources of liquidity are cash on hand and cash flows from operations, while our primary external sources have included our credit facility described below, trade credit, and the issuance of our senior notes described below. Our primary uses of capital have been for acquisitions, ongoing maintenance and growth capital expenditures, inventories and sales on credit to our customers. We continually monitor potential capital sources, including equity and debt financing, to meet our investment and target liquidity requirements. Our future success and growth will be highly dependent on our ability to continue to access outside sources of capital.
At December 31, 2016, we had cash and cash equivalents of $234.4 million and total debt of $396.9 million. We believe that cash on hand and cash generated from operations will be sufficient to fund operations, working capital needs, capital expenditure requirements and financing obligations for the foreseeable future. We intend to elect to carry back our 2016 U.S. net operating loss to recover taxes paid in earlier periods, and we expect to receive a tax refund of approximately $33 million in the third quarter 2017.
Our total 2017 capital expenditure budget is approximately $30.0 million, which consists of, among other items, investments in maintaining certain manufacturing facilities, replacing end of life machinery and equipment, maintaining our rental fleet of subsea equipment, continuing the implementation of our enterprise resource planning solution globally, and general capital expenditures. This budget does not include expenditures for potential business acquisitions.
The amount of capital expenditures incurred in 2016 was $16.8 million. These expenditures were paid for from internally generated funds. We believe cash flows from operations should be sufficient to fund our capital requirements for 2017.
Although we do not budget for acquisitions, pursuing growth through acquisitions is a significant part of our business strategy. We expanded and diversified our product portfolio with the acquisition of one business in the second quarter 2016 for total consideration of $3.0 million, one business in the first quarter 2015 for total consideration (net of cash acquired) of $61.9 million, and one business in the second quarter 2014 for total consideration (net of cash acquired) of $38.3 million. Subsequent to December 31, 2016, we acquired one business for total consideration of $14.5 million. We used cash on hand and borrowings under our credit facility to finance these acquisitions. We continue to actively review acquisition opportunities on an ongoing basis, and we may fund future acquisitions with cash and/or equity. Our ability to make significant additional acquisitions for cash may require us to obtain additional equity or debt financing, which we may not be able to obtain on terms acceptable to us or at all.
In October 2014, our Board of Directors approved a share repurchase program for the repurchase of outstanding shares of our common stock with an aggregate purchase price of up to $150 million. We have purchased approximately 4.5 million shares of stock under this program for aggregate consideration of approximately $100.2 million. Remaining authorization under this program is $49.8 million. However, our credit facility prohibits us from repurchasing shares.
Our cash flows for the years ended December 31, 2016, 2015 and 2014 are presented below (in millions):

	Year ended December 31,
	2016	2015	2014
Net cash provided by operating activities	$64.7	$155.9	$270.0
Net cash used in investing activities	(11.1)	(91.3)	(70.7)
Net cash provided by (used in) financing activities	86.2	(26.9)	(162.0)
Net increase in cash and cash equivalents	125.2	32.7	37.0
Free cash flow, before acquisitions	$57.7	$125.4	$218.9
Free cash flow, a non-GAAP financial measure, is defined as net cash provided by operating activities, less capital expenditures for property and equipment net of proceeds from sale of property and equipment and other, plus the payment of contingent consideration included in operating activities. Management believes free cash flow is an important measure because it encompasses both profitability and capital management in evaluating results. Free cash flow should not be considered an alternative to net cash provided by operating activities as a cash flow measurement. A reconciliation of cash flow from operating activities to free cash flow, before acquisitions, is as follows (in millions):

	Year ended December 31,
	2016	2015	2014
Cash flow from operating activities	$64.7	$155.9	$270.0
Capital expenditures for property and equipment	(16.8)	(32.3)	(53.8)
Proceeds from sale of property and equipment	9.8	1.8	2.7
Free cash flow, before acquisitions	$57.7	$125.4	$218.9

Cash flows provided by operating activities
Net cash provided by operating activities was $64.7 million and $155.9 million for the years ended December 31, 2016 and 2015, respectively. Cash provided by operations decreased primarily as a result of the change in earnings, slightly offset by the positive cash flow resulting from changes in working capital, such as inventory, compared to the year ended December 31, 2015.
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
Cash flows used in investing activities
Net cash used in investing activities was $11.1 million and $91.3 million for the years ended December 31, 2016 and 2015, respectively, a $80.2 million decrease. The decrease was primarily due to consideration of $4.1 million paid primarily for an acquisition during the year ended December 31, 2016 compared to consideration of $60.8 million paid for an acquisition during the year ended December 31, 2015. A lower investment in property and equipment of $16.8 million was made during the year ended December 31, 2016 compared to an investment of $32.3 million during the year ended December 31, 2015. The proceeds from the sale of business and properties was $9.8 million during the year ended December 31, 2016, compared to $1.8 million during the year ended December 31, 2015.
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
Cash flows provided by (used in) financing activities
Net cash provided by financing activities was $86.2 million for the year ended December 31, 2016 and was primarily due to the equity offering proceeds of $85.5 million for the years ended December 31, 2016.
Net cash used in financing activities was $26.9 million for the year ended December 31, 2015 and was primarily due to the net pay down of debt of $25.8 million.
Net cash used in financing activities was $162.0 million for the year ended December 31, 2014 and was primarily due to the repurchase of our stock for $96.6 million and the net pay down of long-term debt of $84.2 million .
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
The terms of the Senior Notes are governed by the indenture, dated October 2, 2013 (the “Indenture”), by and among us, the guarantors named therein and Wells Fargo Bank, National Association, as trustee (the “Trustee”). The Senior Notes are senior unsecured obligations, are guaranteed on a senior unsecured basis by our subsidiaries that guarantee our credit facility and rank junior to, among other indebtedness, the credit facility to the extent of the value of the collateral securing the credit facility. The Senior Notes contain customary covenants including some limitations and restrictions on our ability to pay dividends on, purchase or redeem our common stock or purchase or redeem our subordinated debt; make certain investments; incur or guarantee additional indebtedness or issue certain types of equity securities; create certain liens, sell assets, including equity interests in our restricted subsidiaries; redeem or prepay subordinated debt; restrict dividends or other payments of our restricted subsidiaries; consolidate, merge or transfer all or substantially all of our assets; engage in transactions with affiliates; and create unrestricted subsidiaries. Many of these restrictions will terminate if the Senior Notes become rated investment grade. The Indenture also contains customary events of default, including nonpayment, breach of covenants in the Indenture, payment defaults or acceleration of other indebtedness, failure to pay certain judgments and certain events of bankruptcy and insolvency. We are required to offer to repurchase the Senior Notes in connection with specified change in control events or with excess proceeds of asset sales not applied for permitted purposes.
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
Credit Facility
On February 25, 2016, we amended our credit facility with Wells Fargo Bank, National Association, as administrative agent, and several financial institutions as lenders (the “Credit Facility”) to reduce lender commitments to $200.0 million. On December 12, 2016, we further amended the Credit Facility (such further amendment, the “Amended Credit Facility”), to, among other things, reduce revolving credit line commitments from $200.0 million to $140.0 million, including the previously existing sublimits for up to $25.0 million available for letters of credit and up to $10.0 million in swingline loans. As of December 31, 2016, we had no borrowings outstanding under our Amended Credit Facility, $17.0 million of outstanding letters of credit, and the capacity to borrow an additional $103.7 million under the Amended Credit Facility. Our Amended Credit Facility matures in November 2018 and, subject to certain limitations, lender commitments may be increased by an additional $150.0 million. Our borrowing capacity under the Amended Credit Facility could be reduced or eliminated, depending on our future EBITDA. Weighted average interest rates under the Amended Credit Facility for the twelve months ended December 31, 2016 and 2015 were approximately 3.00% and 2.00%, respectively. Availability is subject to a borrowing base calculated by reference to eligible accounts receivable in the United States, United Kingdom and Canada, eligible inventory in the United States, and cash on hand.
The Amended Credit Facility contains various covenants that, among other things, limit our ability to incur additional indebtedness, grant certain liens, make certain loans and investments, make distributions, enter into mergers or acquisitions unless certain conditions are satisfied, enter into hedging transactions, change our lines of business, prepay certain indebtedness, enter into certain affiliate transactions or engage in certain asset dispositions. The Amended Credit Facility also limits our ability to incur additional indebtedness with certain exceptions, including the ability to incur up to $150.0 million of additional unsecured debt, $10.0 million of capital leases, $30.0 million of foreign overdraft lines, $10.0 million of letters of credit outside the facility, and $50.0 million of other debt.
The Amended Credit Facility’s financial covenants, among other things, require us, on a consolidated basis, to maintain specified financial ratios or conditions. We were in compliance with all financial covenants under the Amended Credit Facility at December 31, 2016. We anticipate that we will continue to be in compliance with the Amended Credit Facility for the next twelve months. The Amended Credit Facility’s financial covenants are summarized as follows:

•
Senior secured debt to adjusted EBITDA of not more than 4.50 to 1.0 for each fiscal quarter through December 31, 2017 and not more than 3.50 to 1.0 for each fiscal quarter ending thereafter through the termination of the Amended Credit Facility. For purposes of calculation of senior secured debt to adjusted EBITDA, the Amended Credit Facility provides for netting of certain cash and cash equivalents against senior secured debt for each fiscal quarter through December 31, 2017; and

•
A fixed charge coverage ratio of not less than 1.25 to 1.0. This ratio is measured as EBITDA minus maintenance capital expenditures minus taxes paid in cash divided by scheduled principal and interest payments. The fixed charge coverage ratio is tested only if availability under the Amended Credit Facility falls below certain levels.

Under the Amended Credit Facility, EBITDA is defined to generally exclude the effect of non-cash items, and to give pro forma effect to acquisitions and non-ordinary course asset sales (with adjustments to EBITDA of the acquired businesses or related to the sold assets to be made in accordance with the guidelines for pro forma presentations set forth by the SEC or in a manner otherwise reasonably acceptable to the Administrative Agent under the Amended Credit Facility). The EBITDA of Global Tubing is excluded until such time as it is distributed as cash to the Company.
We have the ability to elect the interest rate applicable to borrowings under the Amended Credit Facility. Interest under the Amended Credit Facility may be determined by reference to (1) the London interbank offered rate, or LIBOR, plus an applicable margin which ranges from 3.0% to 4.0% per annum or (2) the Adjusted Base Rate plus an applicable margin which ranges from 0.00% to 1.50% per annum, in each case with the applicable margin depending upon availability under the Amended Credit Facility. The Adjusted Base Rate is equal to the highest of (1) the Federal Funds Rate, as published by the Federal Reserve Bank of New York, plus one half of 1.0%, (2) the prime rate of Wells Fargo Bank, National Association, as established from time to time at its principal U.S. office and (3) daily LIBOR for an interest period of one-month plus 1.0%.
Interest is payable quarterly for base rate loans and at the end of each interest period for LIBOR loans, except that if the interest period for a LIBOR loan is longer than three months, interest is paid at the end of each three-month period.
All of the obligations under the Amended Credit Facility are secured by first priority liens (subject to permitted liens) on substantially all of the assets of the Company and its wholly-owned domestic restricted subsidiaries, with exceptions for real property and certain other assets. Additionally, all of the obligations under the Amended Credit Facility are guaranteed by the wholly-owned domestic restricted subsidiaries of the Company.
If an event of default exists under the Amended Credit Facility, lenders holding greater than 50% of the aggregate outstanding loans and letter of credit obligations and unfunded commitments have the right to accelerate the maturity of the obligations outstanding under the Amended Credit Facility and exercise other rights and remedies. Obligations outstanding under the Amended Credit Facility, however, will be automatically accelerated upon an event of default arising from a bankruptcy or insolvency event. Each of the following constitutes an event of default under the Amended Credit Facility:

•	Failure to pay any principal when due or any interest, fees or other amount within certain grace periods;

•	Representations and warranties in the Amended Credit Facility or other loan documents being incorrect or misleading in any material respect;

•	Failure to perform or otherwise comply with the covenants in the Amended Credit Facility or other loan documents, subject, in certain instances, to grace periods;

•	Impairment of security under the loan documents affecting collateral having a fair market value in excess of $25 million;

•	The actual or asserted invalidity of any material provisions of the guarantees of the indebtedness under the Amended Credit Facility;

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

•	Bankruptcy or insolvency events involving us or our restricted subsidiaries;

•	The entry, and failure to pay, of one or more adverse judgments in excess of $25 million, upon which enforcement proceedings are commenced or that are not stayed pending appeal; and

•	The occurrence of a change in control (as defined in the Amended Credit Facility).
The Amended Credit Facility also provides for a commitment fee in the amount of 0.375% per annum on the unused portion of commitments.
Off-balance sheet arrangements
As of December 31, 2016, we had no off-balance sheet instruments or financial arrangements, other than operating leases and letters of credit entered into in the ordinary course of business.

Contractual obligations
Our debt, lease and financial obligations as of December 31, 2016 will mature and become due and payable according to the following table (in thousands):

	2017	2018	2019	2020	2021	After 2021	Total
Senior notes due October 2021 (1)	$25,000	$25,000	$25,000	$25,000	$418,750	$—	$518,750
Senior secured credit facility	—	—	—	—	—	—	—
Other debt	124	82	—	—	—	—	206
Operating leases	15,455	12,526	10,939	8,988	7,858	10,253	66,019
Letters of credit	13,585	3,282	136	—	—	—	17,003
Pension	343	313	311	323	317	6,530	8,137
Total	$54,507	$41,203	$36,386	$34,311	$426,925	$16,783	$610,115
(1) Includes 5 years of interest on $400 million of senior notes at 6.25% that become due in 2021.

As discussed in Note 9 of the Consolidated Financial Statements, as of December 31, 2016 the Company has approximately $14.2 million of liabilities associated with uncertain tax positions in the various jurisdictions in which the Company conducts business.  Due to the uncertain and complex application of the tax regulations, combined with the difficulty in predicting when tax audits throughout the world may be concluded, the Company cannot make precise estimates of the timing of cash outflows relating to these liabilities.  Accordingly, liabilities associated with uncertain tax positions have been excluded from the contractual obligations table above.
Inflation
Global inflation has been relatively low in recent years and did not have a material impact on our results of operations during 2016, 2015 or 2014. Although the impact of inflation has been insignificant in recent years, it is still a factor in the global economy and we tend to experience inflationary pressure on the cost of raw materials and components used in our products.
Critical accounting policies and estimates
The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of our financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. Certain accounting policies involve judgments and uncertainties to such an extent that there is a reasonable likelihood that materially different amounts could have been reported under different conditions, or if different assumptions had been used. We evaluate our estimates and assumptions on a regular basis. We base our estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates and assumptions used in preparation of our consolidated financial statements. We provide expanded discussion of our most critical accounting policies, estimates and judgments below. We believe that these accounting policies reflect our more significant estimates and assumptions used in preparation of our consolidated financial statements.
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
Revenue generated from long-term contracts, typically longer than six months in duration, is recognized on the percentage-of-completion method of accounting. Approximately 9% of our 2016 revenue was accounted for on this basis. There are significant estimates and judgments involved in recognizing revenue over the term of the contract. For that portion of our business accounted for on the percentage-of-completion method, we generally recognize revenue and cost of goods sold each period based upon the advancement of the work-in-progress. The percentage complete is determined based on the ratio of costs incurred to date to total estimated costs for the project. The percentage-of-completion method requires management to calculate reasonably dependable estimates of progress towards completion and total contract costs. Each period these long-term contracts are reevaluated and may result in upward or downward revisions in estimated total costs, which are accounted for in the period of the change to reflect a catch up adjustment for the cumulative impact from inception of the contract to date in the period of the revision. Whenever revisions of estimated contract costs and contract value indicates that the contract costs will exceed estimated revenue, thus creating a loss, a provision for the total estimated loss is recorded in that period.
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
At October 1, 2016, we performed our annual impairment test on each of our reporting units and concluded that there had been no impairment because the estimated fair value of each of those reporting units exceeded its carrying value. As such, no impairment losses were recorded on goodwill for the year ended December 31, 2016. If the market conditions do not improve further, however, we may have additional impairment charges in our Subsea reporting units in the future.
For the year ended December 31, 2015, we recorded $123.2 million of impairment losses for our Subsea reporting unit for the year ended December 31, 2015.

No impairment losses were recorded on goodwill for the year ended December 31, 2014.
Intangible assets with definite lives are tested for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. In the fourth quarter of 2015, an impairment loss of $1.9 million related to certain trade names that were no longer in use was recorded. No impairments to intangible assets were recorded in 2016 and 2014.
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
An assessment is made of the areas where potential claims may arise under the contract warranty clauses. Where a specific risk is identified and the potential for a claim is assessed as probable and can be reasonably estimated, an appropriate warranty provision is recorded. Warranty provisions are eliminated at the end of the warranty period except where warranty claims are still outstanding. The liability for product warranty is included in other accrued liabilities on the consolidated balance sheets.
Recent accounting pronouncements
In November 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-18 Statement of Cash Flows (Topic 230) - Restricted Cash a consensus of the FASB Emerging Issues Task Force. This new guidance requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. ASU 2016-18 is effective for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019 and is not expected to have a material impact on our consolidated financial statements.
In October 2016, the FASB issued ASU No. 2016-16 Income Tax (Topic 740) - Intra-Entity Transfers of Assets Other Than Inventory. Current GAAP prohibits the recognition of current and deferred income taxes for an intra-entity asset transfer until the asset has been sold to an outside party. This new guidance eliminates this exception and requires an entity to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. ASU 2016-16 is effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within those annual reporting periods, and should be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. The ASU is not expected to have a material impact on our consolidated financial statements.
In August 2016, the FASB issued ASU No. 2016-15 Cash Flow Statement (Topic 230) - Classification of Certain Cash Receipts and Cash Payments. This new guidance addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice, including: debt prepayment or debt extinguishment costs, settlement of zero-coupon debt instruments or other debt instruments, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, proceeds from the settlement of corporate-owned life insurance policies, distributions received from equity method investees, beneficial interests in securitization transactions, and separately identifiable cash flows and application of the predominance principle. The only issue currently relevant to us is distributions received from equity method investees, where the new guidance allows an accounting policy election between the cumulative earnings approach and the nature of the distribution approach. We will continue to use the cumulative earnings approach, therefore the guidance is not expected to have a material impact on our consolidated financial statements. ASU 2016-15 is effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years.
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
In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting.  This new guidance includes provisions intended to simplify how share-based payments are accounted for and presented in the financial statements, including: a) all excess tax benefits and tax deficiencies should be recognized as income tax expense or benefit in the income statement; b) excess tax benefits should be classified along with other income tax cash flows as an operating activity; c) an entity can make an entity-wide accounting policy election to either estimate the number of awards that are expected to vest or account for forfeitures when they occur; d) the threshold to qualify for equity classification permits withholding up to the maximum statutory tax rates in the applicable jurisdictions; e) cash paid by an employer should be classified as a financing activity when shares are directly withheld for tax withholding purposes. There are also two additional provisions for non-public entities that do not apply to us. The element of the new standard that will have the most impact on our financial statements will be income tax consequences. Excess tax benefits and tax deficiencies on stock-based compensation awards will now be included in our tax provision within our consolidated statement of comprehensive income, rather than our current accounting of recording in additional paid-in capital on our consolidated balance sheet. The standard will take effect for public companies for annual periods beginning after December 15, 2016, and interim periods within those annual periods.
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
In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements - Going Concern. The new standard requires management to evaluate whether there are conditions or events that raise substantial doubt as to an entity's ability to continue as a going concern for both annual and interim reporting periods. The guidance was effective for us for the annual period ending after December 15, 2016 and interim periods thereafter. The guidance did not have a material impact on our consolidated financial statements.
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). The comprehensive new standard will supersede existing revenue recognition guidance and require revenue to be recognized when promised goods or services are transferred to customers in amounts that reflect the consideration to which the company expects to be entitled in exchange for those goods or services. Adoption of the new rules could affect the timing of revenue recognition for certain transactions. The guidance permits two implementation approaches, one requiring retrospective application of the new standard with restatement of prior years and one requiring prospective application of the new standard with disclosure of results under old standards. The FASB issued several subsequent standards in 2016 containing implementation guidance related to the new standard. These standards provide additional guidance related to principal versus agent considerations, licensing, and identifying performance obligations. Additionally, these standards provide narrow-scope improvements and practical expedients as well as technical corrections and improvements. Overall, the new guidance is to be effective for the fiscal year beginning after December 15, 2017. Companies are able to early adopt the pronouncement, however not before fiscal years beginning after December 15, 2016. We currently anticipate that we will adopt this standard using the modified retrospective method. We have put in place an implementation team to provide training and to review contracts to assess the impact, if any, the new revenue standard will have on our consolidated financial statements. Our approach includes performing a detailed review of key contracts representative of our different businesses and comparing historical accounting policies and practices to the new standard. We will also continue to monitor for any additional implementation or other guidance that may be issued in 2017 with respect to the new revenue standard and adjust its assessment and implementation plans accordingly.

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
Assets and liabilities for which the functional currency is the local currency are translated using the exchange rates in effect at the balance sheet date, resulting in translation adjustments that are reflected as accumulated other comprehensive income in the stockholders’ equity section on our consolidated balance sheet. We recorded $45.9 million in net foreign currency translation loss, net of tax that is included in other comprehensive income for the year ended December 31, 2016 to reflect the net impact of the general weakening of other applicable currencies against the U.S. dollar. This translation loss was caused primarily by the relative weakening of the Euro and the British pound sterling, as the Euro and the British pound sterling depreciated 3% and 16%, respectively, relative to the U.S. dollar from December 31, 2015 to December 31, 2016.
Interest rates
At December 31, 2016, our long-term debt consisted of $402.0 million in 6.25% Senior Notes and no long-term borrowings under our Amended Credit Facility. At December 31, 2016, the fair value of the Senior Notes approximated $402.0 million. We are subject to interest rate risk on our floating interest rate borrowings. Floating rate debt, where the interest rate fluctuates periodically, exposes us to short-term changes in market interest rates. All of the long-term debt outstanding under our Amended Credit Facility is structured on floating interest rate terms.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Forum Energy Technologies, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of comprehensive income (loss), of changes in stockholders’ equity and of cash flows present fairly, in all material respects, the financial position of Forum Energy Technologies, Inc. and its subsidiaries at December 31, 2016 and December 31, 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework 2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Houston, Texas
February 27, 2017

Forum Energy Technologies, Inc. and subsidiaries
Consolidated statements of comprehensive income (loss)

	Year ended December 31,
(in thousands, except per share information)	2016	2015	2014
Net sales	$587,635	$1,073,652	$1,739,717
Cost of sales	487,900	810,975	1,180,265
Gross profit	99,735	262,677	559,452
Operating expenses
Selling, general and administrative expenses	227,008	264,906	312,821
Goodwill and Intangible asset impairment	—	125,092	—
Transaction expenses	865	480	2,326
Loss on sale of assets	2,638	746	1,431
Total operating expenses	230,511	391,224	316,578
Earnings from equity investment	1,824	14,824	25,164
Operating income (loss)	(128,952)	(113,723)	268,038
Other expense (income)
Interest expense	27,410	29,945	29,847
Foreign exchange (gains) losses and other, net	(21,341)	(9,345)	(4,331)
Deferred loan costs written off	2,978	—	—
Total other expense	9,047	20,600	25,516
Income (loss) before income taxes	(137,999)	(134,323)	242,522
Provision for income tax expense (benefit)	(56,051)	(14,939)	68,145
Net income (loss)	(81,948)	(119,384)	174,377
Less: Income (loss) attributable to noncontrolling interest	30	(31)	12
Net income (loss) attributable to common stockholders	(81,978)	(119,353)	174,365

Weighted average shares outstanding
Basic	91,226	89,908	92,628
Diluted	91,226	89,908	95,308
Earnings (loss) per share
Basic	$(0.90)	$(1.33)	$1.88
Diluted	$(0.90)	$(1.33)	$1.83

Other comprehensive income (loss), net of tax:
Net income (loss)	(81,948)	(119,384)	174,377
Change in foreign currency translation, net of tax of $0	(45,722)	(45,270)	(43,694)
Gain (loss) on pension liability	(335)	46	(1,110)
Comprehensive income (loss)	(128,005)	(164,608)	129,573
Less: comprehensive loss (income) attributable to noncontrolling interests	(162)	168	46
Comprehensive income (loss) attributable to common stockholders	$(128,167)	$(164,440)	$129,619
The accompanying notes are an integral part of these consolidated financial statements.

Forum Energy Technologies, Inc. and subsidiaries
Consolidated balance sheets

(in thousands, except share information)	December 31, 2016	December 31, 2015
Assets
Current assets
Cash and cash equivalents	$234,422	$109,249
Accounts receivable—trade, net	105,268	138,597
Inventories, net	338,583	424,121
Income tax receivable	32,801	—
Prepaid expenses and other current assets	29,443	33,836
Costs and estimated profits in excess of billings	9,199	12,009
Total current assets	749,716	717,812
Property and equipment, net of accumulated depreciation	152,212	186,667
Deferred financing costs, net	1,112	4,125
Intangibles, net	216,418	246,650
Goodwill	652,743	669,036
Investment in unconsolidated subsidiary	59,140	57,719
Deferred income taxes, net	851	780
Other long-term assets	3,000	3,253
Total assets	$1,835,192	$1,886,042
Liabilities and equity
Current liabilities
Current portion of long-term debt	$124	$253
Accounts payable—trade	73,775	76,823
Accrued liabilities	55,604	58,563
Deferred revenue	8,338	7,283
Billings in excess of costs and profits recognized	4,004	8,631
Total current liabilities	141,845	151,553
Long-term debt, net of current portion	396,747	396,016
Deferred income taxes, net	26,185	51,100
Other long-term liabilities	34,654	29,956
Total liabilities	599,431	628,625
Commitments and contingencies
Equity
Common stock, $0.01 par value, 296,000,000 shares authorized, 103,682,128 and 98,605,902 shares issued	1,037	986
Additional paid-in capital	998,169	891,248
Treasury stock at cost, 8,174,963 and 8,145,802 shares	(133,941)	(133,318)
Retained earnings	498,174	580,152
Accumulated other comprehensive loss	(128,237)	(82,048)
Total stockholders’ equity	1,235,202	1,257,020
Noncontrolling interest in subsidiary	559	397
Total equity	1,235,761	1,257,417
Total liabilities and equity	$1,835,192	$1,886,042
The accompanying notes are an integral part of these consolidated financial statements.

Forum Energy Technologies, Inc. and subsidiaries
Consolidated statements of cash flows

	Year ended December 31,
(in thousands, except share information)	2016	2015	2014
Cash flows from operating activities
Net income (loss)	$(81,948)	$(119,384)	$174,377
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation expense	35,636	38,388	37,414
Amortization of intangible assets	26,124	27,295	27,658
Impairment of intangible assets and goodwill	—	125,092	—
Inventory reserves	25,537	51,917	8,171
Share-based compensation expense	20,535	21,675	18,770
Earnings from equity investment, net of distributions	(1,421)	(8,044)	1,376
Deferred income taxes	(24,418)	(23,246)	(3,270)
Deferred loan costs written off	2,978	—	—
Provision for doubtful accounts	485	4,358	2,492
Other	4,389	3,867	4,109
Changes in operating assets and liabilities
Accounts receivable—trade	29,450	145,753	(44,727)
Inventories	57,294	344	(34,051)
Income tax receivable	(32,801)	—	—
Prepaid expenses and other current assets	1,071	3,576	(4,107)
Cost and estimated profit in excess of billings	1,897	2,215	8,742
Accounts payable, deferred revenue and other accrued liabilities	3,799	(111,264)	62,772
Billings in excess of costs and estimated profits earned	(3,865)	(6,629)	10,240
Net cash provided by operating activities	$64,742	$155,913	$269,966
Cash flows from investing activities
Acquisition of businesses, net of cash acquired	(4,072)	(60,836)	(38,289)
Capital expenditures for property and equipment	(16,828)	(32,291)	(53,792)
Return of investment in unconsolidated subsidiary	—	—	9,240
Proceeds from sale of business, property and equipment	9,763	1,821	12,150
Net cash used in investing activities	$(11,137)	$(91,306)	$(70,691)
Cash flows from financing activities
Borrowings under credit facility	—	94,984	15,423
Repayment of long-term debt	—	(120,077)	(98,415)
Repurchases of stock	(623)	(6,438)	(96,632)
Excess tax benefits from stock based compensation	—	(8)	7,742
Proceeds from stock issuance	87,676	5,275	11,101
Payment of capital lease obligation	(92)	(673)	(1,231)
Deferred financing costs	(766)	—	(6)
Net cash provided by (used in) financing activities	$86,195	$(26,937)	$(162,018)
Effect of exchange rate changes on cash	(14,627)	(5,000)	(260)
Net increase in cash and cash equivalents	125,173	32,670	36,997
Cash and cash equivalents
Beginning of period	109,249	76,579	39,582
End of period	$234,422	$109,249	$76,579
Supplemental cash flow disclosures
Interest paid	26,331	27,870	27,628
Income taxes paid (refunded)	(6,273)	19,919	55,576
Noncash investing and financing activities
Accrued purchases of property and equipment	797	929	765
Accrued consideration for acquisition	—	1,070	—
The accompanying notes are an integral part of these consolidated financial statements.

Forum Energy Technologies, Inc. and subsidiaries
Consolidated statements of changes in stockholders’ equity

	Common Stock		Additional paid in capital	Treasury Shares		Warrants	Retained earnings	Accumulated other comprehensive income / (loss)	Total common Stockholders’ equity	Non controlling Interest	Total Equity
	Shares	Amount		Shares	Amount
								(in thousands of dollars, except share information)
Balance at December 31, 2013	96,306,753	$964	$826,028	(3,585,098)	$(30,249)	$687	$525,140	$7,785	$1,330,355	$611	$1,330,966
Restricted stock issuance, net of forfeitures	70,179	1	(680)	—	—	—	—	—	(679)	—	(679)
Stock based compensation expense	—	—	18,770	—	—	—	—	—	18,770	—	18,770
Exercised stock options	1,108,045	11	9,174	—	—	—	—	—	9,185	—	9,185
Exercise of warrants	248,189	2	685	—	—	(687)	—	—	—	—	—
Issuance of performance shares	21,603	—	(70)	—	—	—	—	—	(70)	—	(70)
Shares issued in employee stock purchase plan	110,509	1	2,664	—	—	—	—	—	2,665	—	2,665
Treasury stock	—	—	—	(4,523,885)	(102,231)	—	—	—	(102,231)	—	(102,231)
Excess tax benefits	—	—	7,742	—	—	—	—	—	7,742	—	7,742
Change in pension liability	—	—	—	—	—	—	—	(1,110)	(1,110)	—	(1,110)
Currency translation adjustment	—	—	—	—	—	—	—	(43,636)	(43,636)	(58)	(43,694)
Net income	—	—	—	—	—	—	174,365	—	174,365	12	174,377
Balance at December 31, 2014	97,865,278	$979	$864,313	(8,108,983)	$(132,480)	$—	$699,505	$(36,961)	$1,395,356	$565	$1,395,921
Restricted stock issuance, net of forfeitures	157,577	1	(875)	—	—	—	—	—	(874)	—	(874)
Stock based compensation expense	—	—	21,675	—	—	—	—	—	21,675	—	21,675
Exercised stock options	419,363	4	3,618	—	—	—	—	—	3,622	—	3,622
Issuance of performance shares	17,282	—	(22)	—	—	—	—	—	(22)	—	(22)
Shares issued in employee stock purchase plan	146,402	2	2,547	—	—	—	—	—	2,549	—	2,549
Treasury stock	—	—	—	(36,819)	(838)	—	—	—	(838)	—	(838)
Excess tax benefits	—	—	(8)	—	—	—	—	—	(8)	—	(8)
Change in pension liability	—	—	—	—	—	—	—	46	46	—	46
Currency translation adjustment	—	—	—	—	—	—	—	(45,133)	(45,133)	(137)	(45,270)
Net Loss	—	—	—	—	—	—	(119,353)	—	(119,353)	(31)	(119,384)
Balance at December 31, 2015	98,605,902	$986	$891,248	(8,145,802)	$(133,318)	$—	$580,152	$(82,048)	$1,257,020	$397	$1,257,417
Restricted stock issuance, net of forfeitures	670,769	6	(1,051)	—	—	—	—	—	(1,045)	—	(1,045)
Stock based compensation expense	—	—	20,535	—	—	—	—	—	20,535	—	20,535
Exercised stock options	151,335	2	1,710	—	—	—	—	—	1,712	—	1,712
Issuance of performance shares	42,443	1	(48)	—	—	—	—	—	(47)	—	(47)
Shares issued in employee stock purchase plan	186,679	2	1,976	—	—	—	—	—	1,978	—	1,978
Equity offering	4,025,000	40	85,038	—	—	—	—	—	85,078	—	85,078
Treasury stock	—	—	—	(29,161)	(623)	—	—	—	(623)	—	(623)
Excess tax benefits	—	—	(1,239)	—	—	—	—	—	(1,239)	—	(1,239)
Change in pension liability	—	—	—	—	—	—	—	(335)	(335)	—	(335)
Currency translation adjustment	—	—	—	—	—	—	—	(45,854)	(45,854)	132	(45,722)
Net Loss	—	—	—	—	—	—	(81,978)	—	(81,978)	30	(81,948)
Balance at December 31, 2016	103,682,128	$1,037	$998,169	(8,174,963)	$(133,941)	$—	$498,174	$(128,237)	$1,235,202	$559	$1,235,761
The accompanying notes are an integral part of these consolidated financial statements.

Forum Energy Technologies, Inc. and subsidiaries
Notes to consolidated financial statements

1. Nature of operations
Forum Energy Technologies, Inc. (the "Company"), a Delaware corporation, is a global oilfield products company, serving the drilling, subsea, completion, production and infrastructure sectors of the oil and natural gas industry. The Company designs, manufactures and distributes products, and engages in aftermarket services, parts supply and related services that complement the Company’s product offering.
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
The change in amounts of the allowance for doubtful accounts during the three year period ended December 31, 2016 is as follows (in thousands):

Period ended	Balance at beginning of period	Charged to expense	Deductions or other	Balance at end of period
December 31, 2014	$5,725	$2,492	$(2,571)	$5,646
December 31, 2015	5,646	4,358	(1,885)	8,119
December 31, 2016	8,119	485	(5,273)	3,331
Inventories
Inventory consisting of finished goods and materials and supplies held for resale is carried at the lower of cost or market. For certain operations, cost, which includes the cost of raw materials and labor for finished goods, is determined using standard cost which approximates a first-in first-out basis. For other operations, this cost is determined on an average cost, first-in first-out or specific identification basis. Market means current replacement cost except that (1) market should not exceed net realizable value and (2) market should not be less than net realizable value reduced by an allowance for a normal profit margin. The Company continuously evaluates inventories, based on an analysis of inventory levels, historical sales experience and future sales forecasts, to determine obsolete, slow-moving and excess inventory. Adjustments to reduce such inventory to its estimated recoverable value have been recorded by management.
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
The Company reviews long-lived assets for potential impairment whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable. In performing the review for impairment, future cash flows expected to result from the use of the asset and its eventual disposal are estimated. If the undiscounted future cash flows are less than the carrying amount of the assets, there is an indication that the asset may be impaired. The amount of the impairment is measured as the difference between the carrying value and the estimated fair value of the asset. The fair value is determined either through the use of an external valuation, or by means of an analysis of discounted future cash flows based on expected utilization. The impairment loss recognized represents the excess of the assets carrying value as compared to its estimated fair value. For the year ended December 31, 2016, the Company recorded an impairment loss of $4.3 million related to an operation in South Africa and one of the Company's Texas facilities. For the years ended December 31, 2015 and 2014, no impairments were recorded.
To the extent that asset retirement obligations are incurred, the Company records the fair value of an asset retirement obligation as a liability in the period in which the associated legal obligation is incurred. The fair values of these

Forum Energy Technologies, Inc. and subsidiaries
Notes to consolidated financial statements (continued)

obligations are recorded as liabilities on a discounted basis. The costs associated with these liabilities are capitalized as part of the related assets and depreciated. Over time, the liabilities are accreted for any change in their present value. The current portion of the liability is included in other accrued liabilities and non-current portion is included in other long-term liabilities on the consolidated balance sheets.
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
At October 1, 2016, the Company performed the annual impairment test on each of its reporting units and concluded that there had been no impairment because the estimated fair value of each of those reporting units exceeded its carrying value. As such, no impairment losses were recorded on goodwill for the year ended December 31, 2016. If the market conditions do not improve further, however, we may have additional impairment charges in our Subsea reporting unit in the future.
For the year ended December 31, 2015, the Company performed the impairment test on all six reporting units, and recorded $123.2 million of impairment losses for its Subsea reporting unit. In 2014, no goodwill impairment losses were recorded.
Intangible assets with definite lives comprised of customer and distributor relationships, non-compete agreements, and patents are amortized on a straight-line basis over the life of the intangible asset, generally three to seventeen years. These assets are tested for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. In the fourth quarter of 2015, $1.9 million of intangible assets were written off related to trade names no longer in use. No impairments to intangible assets were recorded in 2016 and 2014. Refer to Note 7, Goodwill and intangible assets, for further discussion.
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
An assessment is made of the areas where potential claims may arise under the contract warranty clauses. Where a specific risk is identified and the potential for a claim is assessed as probable and can be reasonably estimated, an appropriate warranty provision is recorded. Warranty provisions are eliminated at the end of the warranty period except where warranty claims are still outstanding. The liability for product warranty is included in other accrued liabilities on the consolidated balance sheets.
Changes in the Company’s warranty liability were as follows (in thousands):

Period ended	Balance at beginning of period	Charged to expense	Deductions or other	Balance at end of period
December 31, 2014	$5,280	$2,588	$(2,554)	$5,314
December 31, 2015	5,314	5,539	(5,156)	5,697
December 31, 2016	5,697	4,031	(6,504)	3,224

Forum Energy Technologies, Inc. and subsidiaries
Notes to consolidated financial statements (continued)

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
Concentration of credit risk
Financial instruments which potentially subject the Company to credit risk include trade accounts receivable. Trade accounts receivable consist of uncollateralized receivables from domestic and internationally based customers. For the years ended December 31, 2016, 2015 and 2014, no one customer accounted for 10% or more of the total revenue or 10% more of the total accounts receivable balance at the end of the respective period.
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
Earnings per share
Basic earnings per share for all periods presented equals net income divided by the weighted average number of the shares of the Company’s common stock outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of shares of the Company’s common stock outstanding during the period as adjusted for the dilutive effect of the Company’s stock options, restricted share plans.
The exercise price of each option is based on the Company’s stock price at the date of grant. There is no dilutive effect for 2016 and 2015 since the Company is in a net loss position. The diluted earnings per share calculation excludes approximately 0.5 million stock options for the year ended December 31, 2014, because they were anti-dilutive as the option exercise price or warrant conversion price was greater than the average market price of the common stock.
The following is a reconciliation of the number of shares used for the basic and diluted earnings per share computations (shares in thousands):

	December 31,
	2016	2015	2014
Basic weighted average shares outstanding	91,226	89,908	92,628
Dilutive effect of stock option, restricted share plan and warrants	—	—	2,680
Diluted weighted average shares outstanding	91,226	89,908	95,308
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

Forum Energy Technologies, Inc. and subsidiaries
Notes to consolidated financial statements (continued)

Noncontrolling interest
Noncontrolling interests are classified as equity in the consolidated balance sheets. Net earnings include the net earnings for both controlling and noncontrolling interests, with disclosure of both amounts on the consolidated statements of comprehensive income (loss).
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
In November 2016, the FASB issued ASU No. 2016-18 Statement of Cash Flows (Topic 230) - Restricted Cash a consensus of the FASB Emerging Issues Task Force. This new guidance requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. ASU 2016-18 is effective for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019 and is not expected to have a material impact on the Company's consolidated financial statements.
In October 2016, the FASB issued ASU No. 2016-16 Income Tax (Topic 740) - Intra-Entity Transfers of Assets Other Than Inventory. Current GAAP prohibits the recognition of current and deferred income taxes for an intra-entity asset transfer until the asset has been sold to an outside party. This new guidance eliminates this exception and requires an entity to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. ASU 2016-16 is effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within those annual reporting periods, and should be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. The ASU is not expected to have a material impact on the Company's consolidated financial statements.
In August 2016, the FASB issued Accounting Standards Update ("ASU") No. 2016-15 Cash Flow Statement (Topic 230) - Classification of Certain Cash Receipts and Cash Payments. This new guidance addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice, including: debt prepayment or debt extinguishment costs, settlement of zero-coupon debt instruments or other debt instruments, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, proceeds from the settlement of corporate-owned life insurance policies, distributions received from equity method investees, beneficial interests in securitization transactions, and separately identifiable cash flows and application of the predominance principle. The only issue currently relevant to the Company is distributions received from equity method investees, where the new guidance allows an accounting policy election between the cumulative earnings approach and the nature of the distribution approach. The Company will continue to use the cumulative earnings approach, therefore the guidance is not expected to have a material impact on the Company's consolidated financial statements. ASU

Forum Energy Technologies, Inc. and subsidiaries
Notes to consolidated financial statements (continued)

2016-15 is effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years.
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
In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting.  This new guidance includes provisions intended to simplify how share-based payments are accounted for and presented in the financial statements, including: a) all excess tax benefits and tax deficiencies should be recognized as income tax expense or benefit in the income statement; b) excess tax benefits should be classified along with other income tax cash flows as an operating activity; c) an entity can make an entity-wide accounting policy election to either estimate the number of awards that are expected to vest or account for forfeitures when they occur; d) the threshold to qualify for equity classification permits withholding up to the maximum statutory tax rates in the applicable jurisdictions; e) cash paid by an employer should be classified as a financing activity when shares are directly withheld for tax withholding purposes. There are also two additional provisions for non-public entities that do not apply to the Company. The element of the new standard that will have the most impact on Company's financial statements will be income tax consequences. Excess tax benefits and tax deficiencies on stock-based compensation awards will now be included in the tax provision within the consolidated statement of comprehensive income, rather than the Company's current accounting of recording in additional paid-in capital on the consolidated balance sheet. The standard will take effect for public companies for annual periods beginning after December 15, 2016, and interim periods within those annual periods.
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
In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements - Going Concern. The new standard requires management to evaluate whether there are conditions or events that raise substantial doubt as to an entity's ability to continue as a going concern for both annual and interim reporting periods. The guidance was effective for the Company for the annual period ending after December 15, 2016 and interim periods thereafter. The guidance did not have a material impact on the Company's consolidated financial statements.
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). The comprehensive new standard will supersede existing revenue recognition guidance and require revenue to be recognized when promised goods or services are transferred to customers in amounts that reflect the consideration to which the company expects to be entitled in exchange for those goods or services. Adoption of the new rules could affect the timing of revenue recognition for certain transactions. The guidance permits two implementation approaches, one requiring retrospective application of the new standard with restatement of prior years and one requiring prospective application of the new standard with disclosure of results under old standards. The FASB issued several subsequent standards in 2016 containing implementation guidance related to the new standard. These standards provide additional guidance related to principal versus agent considerations, licensing, and identifying performance obligations. Additionally, these standards provide narrow-scope improvements and practical expedients as well as technical corrections and improvements. Overall, the new guidance is to be effective for the fiscal year beginning after December 15, 2017. Companies are able to early adopt the pronouncement, however not before fiscal years beginning after December 15, 2016. The Company currently anticipates that it will adopt this standard using the modified retrospective method.

Forum Energy Technologies, Inc. and subsidiaries
Notes to consolidated financial statements (continued)

3. Acquisitions
2016 Acquisition
In April 2016, the Company completed the acquisition of the wholesale completion packers business of Team Oil Tools, Inc. The acquisition includes a wide variety of completion and service tools, including retrievable and permanent packers, bridge plugs and accessories which are sold to oilfield service providers, packer repair companies and distributors on a global basis, and is included in the Completions segment. The fair values of the assets acquired and liabilities assumed have not been presented because they are not material to the audited consolidated financial statements. Pro forma results of operations for the 2016 acquisition have not been presented because the effects were not material to the consolidated financial statements.
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
2014 Acquisition
Effective May 1, 2014, the Company completed the acquisition of Quality Wireline & Cable, Inc. ("Quality") for consideration of $38.3 million. Quality is a Calgary, Alberta based manufacturer of high-performance cased-hole electro-mechanical wireline cables and specialty cables for the oil and natural gas industry. Quality is included in the Drilling & Subsea segment. The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of the acquisition (in thousands):

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

Forum Energy Technologies, Inc. and subsidiaries
Notes to consolidated financial statements (continued)

4. Investment in unconsolidated subsidiary
Effective July 1, 2013, the Company jointly purchased Global Tubing, LLC ("Global Tubing") with an equal partner, with Global Tubing's management retaining a small interest. Global Tubing is a Dayton, Texas based provider of coiled tubing strings and related services. The Company's equity investment is reported in the Completions segment and is accounted for using the equity method of accounting. As Global Tubing's products are complementary to the Company’s well intervention and stimulation products and the investment's business is integral to the Company's operations, the earnings from the equity investment are included within operating income (loss).
Condensed financial data for the equity investment in the unconsolidated subsidiary is summarized as follows:

	December 31, 2016	December 31, 2015
Current assets	$48,194	$56,160
Long-term assets	142,682	145,965
Current liabilities	11,918	10,861
Long-term liabilities	80,500	95,000

	Year ended December 31,
	2016	2015
Net revenues	$71,473	$103,532
Gross profit	16,899	45,333
Net income	3,795	30,888
The Company's earnings from equity investment	1,824	14,824
Subsequent to December 31, 2016, the Company contributed $1.0 million to Global Tubing, LLC.
5. Inventories
The Company's significant components of inventory at December 31, 2016 and 2015 were as follows (in thousands):

	December 31, 2016	December 31, 2015
Raw materials and parts	$106,329	$148,372
Work in process	23,303	38,381
Finished goods	277,303	315,256
Gross inventories	406,935	502,009
Inventory reserve	(68,352)	(77,888)
Inventories	$338,583	$424,121
The change in the amounts of the inventory reserve during the three year period ended December 31, 2016 is as follows (in thousands):

Period ended	Balance at beginning of period	Charged to expense	Deductions or other	Balance at end of period
December 31, 2014	$26,419	$8,171	$(5,134)	$29,456
December 31, 2015	29,456	51,917	(3,485)	$77,888
December 31, 2016	77,888	25,537	(35,073)	$68,352

Forum Energy Technologies, Inc. and subsidiaries
Notes to consolidated financial statements (continued)

6. Property and equipment
Property and equipment consists of the following (in thousands):

	Estimated useful lives	December 31,
		2016	2015
Land		$10,157	$11,467
Buildings and leasehold improvements	5-30	75,947	83,983
Computer equipment	3-5	42,248	39,986
Machinery & equipment	5-10	131,860	128,879
Furniture & fixtures	3-10	5,626	6,866
Vehicles	3-5	8,660	10,090
Construction in progress		4,545	5,841
		279,043	287,112
Less: accumulated depreciation		(143,677)	(121,713)
Property & equipment, net		135,366	165,399

Rental equipment	3-10	69,475	76,908
Less: accumulated depreciation		(52,629)	(55,640)
Rental equipment, net		16,846	21,268

Total property & equipment, net		$152,212	$186,667
Depreciation expense was $35.6 million, $38.4 million and $37.4 million for the years ended December 31, 2016, 2015 and 2014.
7. Goodwill and intangible assets
Goodwill
The changes in the carrying amount of goodwill from January 1, 2015 to December 31, 2016, were as follows (in thousands):

	Drilling & Subsea		Completions		Production & Infrastructure		Total
	2016	2015	2016	2015	2016	2015	2016	2015
Goodwill Balance at January 1, net	$334,595	$472,891	$316,914	$307,448	$17,527	$18,142	$669,036	$798,481
Acquisitions, net of dispositions	—	—	—	13,977	—	—	—	13,977
Impairment	—	(123,200)	—	—	—	—	—	(123,200)
Impact of non-U.S. local currency translation	(17,189)	(15,096)	779	(4,511)	117	(615)	(16,293)	(20,222)
Goodwill Balance at December 31, net	$317,406	$334,595	$317,693	$316,914	$17,644	$17,527	$652,743	$669,036
Goodwill and intangible assets with indefinite lives are assessed for impairment annually or whenever an event indicating impairment may have occurred. During the year ended December 31, 2015, the Company elected to change the date of the Company's annual assessments of goodwill and indefinite lived intangible assets impairment from December 31 to October 1. This was a change in method of applying an accounting principle, which management believed was a preferable alternative as it better aligned the timing of the assessment with our planning and forecasting process and alleviated constraints on accounting resources during our annual reporting process. The change in the assessment date did not delay, accelerate, or avoid a potential impairment charge.

Forum Energy Technologies, Inc. and subsidiaries
Notes to consolidated financial statements (continued)

At October 1, 2016, the Company performed its annual impairment test on each of the reporting units and concluded that there had been no impairment because the estimated fair values of each of those reporting units exceeded its carrying value. Relevant events and circumstances which could have a negative impact on goodwill include: macroeconomic conditions; industry and market conditions, such as commodity prices; operating cost factors; overall financial performance; the impact of dispositions and acquisitions; and other entity-specific events. Further declines in commodity prices or sustained lower valuation for the Company's common stock could indicate a reduction in the estimate of reporting unit fair value which, in turn, could lead to an impairment of reporting unit goodwill.
After October 1, 2015, the Company continued to monitor events and circumstances which could have a negative impact on estimates of reporting unit fair value. Commodity prices had remained at low levels and the active rig count had continued to decline resulting in a significant decline in the Company’s market capitalization. While the Company incorporated a downturn into its forecasts in this October 1 annual test, several factors occurred late in the fourth quarter of 2015 that indicated an occurrence of further declines in market activity.  These factors included: 1) the OPEC confirmed that its members would not reduce production even in the face of low commodity prices and excess global oil supply; 2) oil prices declined further; 3) a consensus expectation developed that oil prices would stay lower for longer than previously expected; 4) exploration and production companies significantly decreased their budgets as the demand for oil and natural gas was lower and production was significantly less economical for them; and 5) macroeconomic concerns developed regarding a slowdown in the global economy. Due to this further deterioration of market conditions for our products, the Company performed an impairment test on all six reporting units. The Company identified and recorded an impairment charge of $123.2 million for its Subsea reporting unit for the year ended December 31, 2015. Following the impairment charge, at December 31, 2015, our Subsea reporting unit had a remaining balance of $73 million in goodwill.
The fair values were determined using the net present value of the expected future cash flows for each reporting unit. During the Company’s goodwill impairment analysis, the Company determines the fair value of each of its reporting units as a whole using a discounted cash flow analysis, which requires significant assumptions and estimates about the future operations of each reporting unit. The assumptions about future cash flows and growth rates are based on our current budget for 2017 and for future periods, as well as our strategic plans and management’s beliefs about future activity levels. The discount rate we used for future periods could change substantially if the cost of debt or equity were to significantly increase or decrease, or if we were to choose different comparable companies in determining the appropriate discount rate for our reporting units. Forecasted cash flows in future periods were estimated using a terminal value calculation, which considered long-term earnings growth rates. Accumulated impairment losses on goodwill were $168.8 million, $168.8 million and $45.6 million as of December 31, 2016, 2015, and 2014, respectively. There was no impairment of goodwill during the year ended December 31, 2016 and 2014, respectively.

Forum Energy Technologies, Inc. and subsidiaries
Notes to consolidated financial statements (continued)

Intangible assets
At December 31, 2016 and 2015, intangible assets consisted of the following, respectively (in thousands):

	December 31, 2016
	Gross carrying amount	Accumulated amortization	Net amortizable intangibles	Amortization period (in years)
Customer relationships	$270,586	$(115,381)	$155,205	4-15
Patents and technology	33,936	(12,225)	21,711	5-17
Non-compete agreements	6,230	(5,594)	636	3-6
Trade names	44,494	(17,944)	26,550	10-15
Distributor relationships	22,160	(15,074)	7,086	8-15
Trademark	5,230	—	5,230	Indefinite
Intangible Assets Total	$382,636	$(166,218)	$216,418

	December 31, 2015
	Gross carrying amount	Accumulated amortization	Net amortizable intangibles	Amortization period (in years)
Customer relationships	$280,297	$(101,636)	$178,661	4-15
Patents and technology	34,140	(10,264)	23,876	5-17
Non-compete agreements	7,269	(6,292)	977	3-6
Trade names	45,446	(15,890)	29,556	10-15
Distributor relationships	22,160	(13,810)	8,350	8-15
Trademark	5,230	—	5,230	Indefinite
Intangible Assets Total	$394,542	$(147,892)	$246,650
Intangible assets with definite lives are tested for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. During the year ended December 31, 2015, an impairment loss of $1.9 million was recorded on certain intangible assets within the Drilling and Subsea segment. The impaired intangible assets included trade names that were no longer in use and is recorded under "Impairment of intangible assets and goodwill" in the consolidated statement of comprehensive income (loss). No indicators of intangible asset impairment occurred during the years ended December 31, 2016 and 2014.
Amortization expense was $26.1 million, $27.3 million and $27.7 million for the years ended December 31, 2016, 2015 and 2014, respectively. The total weighted average amortization period is 14 years and the estimated future amortization expense for the next five years is as follows (in thousands):

Year ending December 31,
2017	$26,647
2018	26,556
2019	26,207
2020	24,295
2021	23,730

Forum Energy Technologies, Inc. and subsidiaries
Notes to consolidated financial statements (continued)

8. Debt
Notes payable and lines of credit as of December 31, 2016 and 2015 consisted of the following (in thousands):

	December 31, 2016	December 31, 2015
6.25% Senior notes due October 2021	$400,000	$400,000
Unamortized debt premium	1,989	2,395
Debt issuance cost	(5,324)	(6,425)
Senior secured revolving credit facility	—	—
Other debt	206	299
Total debt	396,871	396,269
Less: current maturities	(124)	(253)
Long-term debt	$396,747	$396,016
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

Forum Energy Technologies, Inc. and subsidiaries
Notes to consolidated financial statements (continued)

Credit Facility

On February 25, 2016, the Company amended the credit facility with Wells Fargo Bank, National Association, as administrative agent and several financial institutions as lenders to reduce lender commitments to $200.0 million. On December 12, 2016, the Company further amended the Credit Facility, to, among other things, reduce revolving credit line commitments from $200.0 million to $140.0 million, including the previously existing sublimits for up to $25.0 million available for letters of credit and up to $10.0 million in swingline loans. As of December 31, 2016, the Company had no borrowings outstanding under the Amended Credit Facility, $17.0 million of outstanding letters of credit and the capacity to borrow an additional $103.7 million under the Amended Credit Facility. The Amended Credit Facility matures in November 2018 and, subject to certain limitations, lender commitments may be increased by an additional $150.0 million. The Company's borrowing capacity under the Amended Credit Facility could be reduced or eliminated, depending on the future EBITDA. Weighted average interest rates under the Amended Credit Facility at December 31, 2016 and 2015 were approximately 3.00% and 2.00%, respectively. Availability under the Amended Credit Facility is subject to a borrowing base calculated by reference to eligible accounts receivable in the United States, United Kingdom and Canada, eligible inventory in the United States, and cash on hand.

The Amended Credit Facility’s financial covenants, among other things, require the Company, on a consolidated basis, to maintain specified financial ratios or conditions. The Company was in compliance with all financial covenants under the Amended Credit Facility at December 31, 2016. The Company anticipates that it will continue to be in compliance with the Amended Credit Facility for the next twelve months.
The Amended Credit Facility’s financial covenants are summarized as follows:

•
Senior secured debt to adjusted EBITDA of not more than 4.50 to 1.0 for each fiscal quarter through December 31, 2017, and not more than 3.50 to 1.0 for each fiscal quarter ending thereafter through the termination of the facility; For purposes of calculation of senior secured debt to adjusted EBITDA, the Amended Credit Facility provides for netting of certain cash and cash equivalents against senior secured debt for each fiscal quarter through December 31, 2017; and

•
A fixed charge coverage ratio of not less than 1.25 to 1.0. This ratio is measured as EBITDA minus maintenance capital expenditures minus taxes paid in cash divided by scheduled principal and interest payments.The fixed charge coverage ratio is tested only if availability under the Amended Credit Facility falls below certain levels.

Other debt
Other debt consists primarily of various capital leases of equipment.
Debt issue costs
The Company has incurred loan costs that have been capitalized and are amortized to interest expense over the term of the Senior Notes and the Amended Credit Facility. As a result, approximately $1.9 million, $2.6 million and $2.6 million were amortized to interest expense for the years ended December 31, 2016, 2015 and 2014, respectively. On February 25, 2016 and December 12, 2016, the Company amended its credit facility. In connection with such amendments, lender commitments were reduced from $600.0 million to $140.0 million. Accordingly, the Company has written off $3.0 million of the deferred financing costs related to the credit facility in 2016.

Forum Energy Technologies, Inc. and subsidiaries
Notes to consolidated financial statements (continued)

Future payments
Future principal payments under long-term debt for each of the years ending December 31 are as follows (in thousands):

2017	$124
2018	82
2019	—
2020	—
2021	400,000
Thereafter	—
Total future payment	$400,206
Add: Unamortized debt premium	1,989
Less: Debt issuance cost	(5,324)
Total debt	$396,871
9. Income taxes
The components of the Company's income before income taxes for the years ended December 31, 2016, 2015 and 2014 are as follows (in thousands):

	2016	2015	2014
U.S.	$(155,058)	$(114,862)	$127,270
Non-U.S.	17,059	(19,461)	115,252
Income (loss) before income taxes	$(137,999)	$(134,323)	$242,522
The Company’s provision (benefit) for income taxes from continuing operations for the years ended December 31, 2016, 2015 and 2014 are as follows (in thousands):

	2016	2015	2014
Current
U.S. Federal and state	$(38,589)	$43	$47,100
Non-U.S.	6,956	8,264	24,315
Total current	(31,633)	8,307	71,415
Deferred
U.S. Federal and state	(18,290)	(19,071)	(2,080)
Non-U.S.	(6,128)	(4,175)	(1,190)
Total deferred	(24,418)	(23,246)	(3,270)
Provision for income tax expense (benefit)	$(56,051)	$(14,939)	$68,145

Forum Energy Technologies, Inc. and subsidiaries
Notes to consolidated financial statements (continued)

The reconciliation between the actual provision for income taxes from continuing operations and that computed by applying the U.S. statutory rate to income before income taxes and noncontrolling interests are outlined below (in thousands):

	2016		2015		2014
Income tax expense (benefit) at the statutory rate	$(48,300)	35.0%	$(47,013)	35.0%	$84,882	35.0%
State taxes, net of federal tax benefit	(1,425)	1.0%	(1,157)	0.9%	4,132	1.7%
Non-U.S. operations	(5,791)	4.2%	6,300	(4.7)%	(15,060)	(6.2)%
Domestic incentives	(170)	0.1%	(250)	0.2%	(4,412)	(1.8)%
Prior year federal, non-U.S. and state tax	(777)	0.6%	(518)	0.4%	(1,692)	(0.7)%
Nondeductible expenses	345	(0.2)%	279	(0.2)%	663	0.3%
Goodwill impairment	—	—%	27,210	(20.3)%	—	—%
Other	67	(0.1)%	210	(0.2)%	(368)	(0.2)%
Provision for income tax expense (benefit)	$(56,051)	40.6%	$(14,939)	11.1%	$68,145	28.1%
The primary components of deferred taxes include (in thousands):

	2016	2015
Deferred tax assets
Reserves and accruals	$6,603	$7,174
Inventory	24,677	29,154
Stock awards	10,984	9,350
Other	982	544
Net operating loss and other tax credit carryforwards	30,317	1,673
Total deferred tax assets	73,563	47,895
Deferred tax liabilities
Property and equipment	(13,593)	(16,925)
Goodwill and intangible assets	(73,074)	(68,635)
Investment in unconsolidated subsidiary	(10,000)	(10,764)
Unremitted non-U.S. earnings	(740)	(740)
Prepaid expenses and other	(1,490)	(1,151)
Total deferred tax liabilities	(98,897)	(98,215)
Net deferred tax liabilities	$(25,334)	$(50,320)
At December 31, 2016, the Company had $59.7 million U.S. net operating loss carryforwards and $3.6 million state net operating losses. The losses will expire no later than 2036 if they are not utilized prior to that date. The Company intends to elect to carry the current U.S. net operating loss back to recover taxes paid in earlier periods to the extent eligible. As a result, a tax benefit of $32.8 million was classified as a current income tax receivable, and is not included in the $59.7 million U.S. net operating carryforward. The Company also had $21.6 million of non-U.S. net operating loss carryforwards with indefinite expiration dates. The Company anticipates being able to fully utilize the losses prior to their expiration. Where the Company has unrecognized tax benefits in jurisdictions with existing net operating losses, the Company utilizes the unrecognized tax benefits as a source of income to offset such losses.
At December 31, 2016, the Company had $5.1 million of foreign tax credit carryforwards which will generally expire no later than 2025. The Company anticipates being able to fully utilize the foreign tax credits prior to their expiration.
Goodwill from certain acquisitions is tax deductible due to the acquisition structure as an asset purchase or due to tax elections made by the Company and the respective sellers at the time of acquisition.
The Company believes that it is more likely than not that deferred tax assets at December 31, 2016 and 2015 will be utilized to offset future taxable income and the reversal of taxable temporary differences. Consequently, no valuation allowance has been recorded in the financial statements.

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
The Company files income tax returns in the U.S. as well as in various states and non-U.S. jurisdictions. With few exceptions, the Company is no longer subject to income tax examination by tax authorities in these jurisdictions prior to 2010.
The Company accounts for uncertain tax positions in accordance with guidance in FASB ASC 740, which prescribes the minimum recognition threshold a tax position taken or expected to be taken in a tax return is required to meet before being recognized in the financial statements. A reconciliation of the beginning and ending amount of uncertain tax positions is as follows (in thousands):

Balance at January 1, 2016	$8,410
Additional based on tax positions related to prior years	1,785
Additional based on tax positions related to current year	6,103
Reduction based on tax positions related to prior years	—
Lapse of statute of limitations	(2,078)
Balance at December 31, 2016	14,220
Deferred tax benefits on uncertain tax position related to U.S. and non-U.S. income tax	—
Net balance at December 31, 2016	$14,220
The total amount of unrecognized tax benefits at December 31, 2016 was $14.2 million, of which it is reasonably possible that $1.3 million could be settled during the next twelve-month period as a result of the conclusion of various tax audits or due to the expiration of the applicable statute of limitations. Substantially all of the unrecognized tax benefits at December 31, 2016 would impact the Company’s future effective income tax rate, if recognized.
The Company recognizes interest and penalties related to uncertain tax positions within the provision for income taxes in the consolidated statement of income. As of December 31, 2016 and 2015, we had accrued approximately $0.5 million and $0.4 million, respectively, in interest and penalties. During the years ended December 31, 2016 and 2015, we recognized no material change in the interest and penalties related to uncertain tax positions.
10. Fair value measurements
At December 31, 2016, the Company had no debt outstanding under the Amended Credit Facility and all of the debt under this facility incurs interest at a variable interest rate and therefore, the carrying amount approximates fair value. The fair value of the debt is classified as a Level 2 measurement because interest rates charged are similar to other financial instruments with similar terms and maturities.
The fair value of the Company’s Senior Notes is estimated using Level 2 inputs in the fair value hierarchy and is based on quoted prices for those or similar instruments. At December 31, 2016, the fair value and the carrying value of the Company’s unsecured Senior Notes each approximated $402.0 million. At December 31, 2015, the fair value and the carrying value of the Company’s Senior Notes approximated $334.1 million and $402.5 million, respectively.
There were no other outstanding financial instruments as of December 31, 2016 and 2015 that required measuring the amounts at fair value on a recurring basis. The Company did not change its valuation techniques associated with recurring fair value measurements from prior periods and there were no transfers between levels of the fair value hierarchy during the year ended December 31, 2016.

Forum Energy Technologies, Inc. and subsidiaries
Notes to consolidated financial statements (continued)

11. Commitments and contingencies
Litigation
In the ordinary course of business, the Company is, and in the future, could be involved in various pending or threatened legal actions, some of which may or may not be covered by insurance. Management has reviewed such pending judicial and legal proceedings, the reasonably anticipated costs and expenses in connection with such proceedings, and the availability and limits of insurance coverage, and has established reserves that are believed to be appropriate in light of those outcomes that are believed to be probable and can be estimated. The reserves accrued at December 31, 2016 and 2015 are immaterial. In the opinion of management, the Company's ultimate liability, if any, with respect to these actions is not expected to have a material adverse effect on the Company’s financial position, results of operations or cash flows.
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

Forum Energy Technologies, Inc. and subsidiaries
Notes to consolidated financial statements (continued)

Operating leases
The Company has operating leases for warehouse, office space, manufacturing facilities and equipment. The leases generally require the Company to pay certain expenses including taxes, insurance, maintenance, and utilities. The minimum future lease commitments under noncancelable leases in effect at December 31, 2016 are as follows:

2017	$15,455
2018	12,526
2019	10,939
2020	8,988
2021	7,858
Thereafter	10,253
$66,019
Total rent expense was $18.6 million, $20.9 million and $20.8 million under operating leases for the years ended December 31, 2016, 2015 and 2014, respectively.
Letters of credit and guarantees
The Company executes letters of credit in the normal course of business to secure the delivery of product from specific vendors and also to guarantee the Company fulfilling certain performance obligations relating to certain large contracts. At December 31, 2016, the Company had $17.0 million in letters of credit.
12. Stockholders' equity and employee benefit plans

Equity offering
In December 2016, the Company offered and sold 4.0 million shares of the Company's common stock and raised $85.1 million in cash (net of expenses) pursuant to a public equity offering.
Employee benefit plans
The Company sponsors a 401(k) savings plan for US employees and related savings plans for certain non-US employees. These plans benefit eligible employees by allowing them the opportunity to make contributions up to certain limits. The Company contributes by matching a percentage of each employee's contributions. In 2015 and 2016, for certain plans, the Company suspended the matching of contributions. Subsequent to the closing of all acquisitions, employees of those acquired entities will generally be eligible to participate in the Company's 401(k) savings plan. The Company also has the discretion to provide a profit sharing contribution to each participant depending on the Company’s performance for the applicable year. The expense under the Company's plan was $1.4 million, $2.2 million, and $10.8 million for the years ended December 31, 2016, 2015 and 2014, respectively.
The Company has an Employee Stock Purchase Plan, which allows eligible employees to purchase shares of the Company's common stock at six-month intervals through periodic payroll deductions at a price per share equal to 85% of the lower of the fair market value at the beginning and ending of the six-month intervals.
Stock repurchases
In October 2014, the Board of Directors approved a share repurchase program for the repurchase of outstanding shares of the Company's common stock with an aggregate purchase price of up to $150.0 million. The Company has purchased approximately 4.5 million shares primarily in 2014 under this program for aggregate consideration of approximately $100.2 million. However, we recently amended our credit facility in 2016 which prohibits us from repurchasing shares.

Forum Energy Technologies, Inc. and subsidiaries
Notes to consolidated financial statements (continued)

13. Stock based compensation
FET share-based compensation plan
In August 2010 , the Company created the 2010 Stock Incentive Plan (the " 2010 Plan") to allow for employees, directors and consultants of the Company and its subsidiaries to maintain stock ownership in the Company through the award of stock options, restricted stock, restricted stock units or any combination thereof. Under the terms of the 2010 Plan, a total of 18.5 million shares were authorized for awards.
In May 2016, the Company created a new 2016 Stock Incentive Plan (the " 2016 Plan"). Under the terms of the 2016 Plan, the aggregate number of shares that may be issued may not exceed the number of shares reserved but not issued under the 2010 Plan as of May 17, 2016, the effective date of the 2016 plan, a total of 5.7 million shares. No further awards shall be made under the 2010 Plan after such date, and outstanding awards granted under the 2010 Plan shall continue to be outstanding. Approximately 5.6 million shares remained available under the 2016 Plan for future grants as of December 31, 2016.
The total amount of share-based compensation expense recorded was approximately $20.5 million, $21.7 million and $18.8 million for the years ended December 31, 2016, 2015 and 2014, respectively. As of December 31, 2016, the Company expects to record share-based compensation expense of approximately $30.1 million over the remaining term of the restricted stock and options of approximately two years. Future stock option grants will result in additional compensation expense.
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

2016 Activity	Number of shares (in thousands)	Weighted average exercise price	Remaining weighted average contractual life in years	Intrinsic value (in millions)
Beginning balance	5,250.4	$12.94	5.7	$15.1
Granted	818.6	$9.39		—
Exercised	(151.3)	$11.31		—
Forfeited/expired	(46.6)	$20.93		—
Total outstanding	5,871.1	$12.42	5.3	$59.1
Options exercisable	4,403.4	$11.74	4.2	$45.2
The assumptions used in the Black-Scholes pricing model to estimate the fair value of the options granted in 2016, 2015 and 2014 are as follows:

	2016	2015	2014
Weighted average fair value	$3.85	$6.36	$8.47
Assumptions
Expected life (in years)	6.25	6.30	6.25
Volatility	40%	33%	27%
Dividend yield	—%	—%	—%
Risk free interest rate	1.40%	1.81%	1.96%
The intrinsic value of the options exercised was $1.3 million in 2016, $3.9 million in 2015 and $24.8 million 2014. The intrinsic value is the amount by which the fair value of the underlying share exceeds the exercise price of an option.

Forum Energy Technologies, Inc. and subsidiaries
Notes to consolidated financial statements (continued)

Restricted stock
Restricted stock generally vests over a three or four year period from the date of grant. Further information about the restricted stock follows (shares in thousands):

2016 Activity
Nonvested at beginning of year	204.2
Granted	397.2
Vested	(174.1)
Forfeited	(9.5)
Nonvested at the end of year	417.8
The weighted average grant date fair value of the restricted stock was $10.28, $18.87 and $31.71 per share during the years ended December 31, 2016, 2015, and 2014, respectively. The total fair value of shares vested was $3.9 million during 2016, $5.1 million during 2015 and $10.9 million during 2014.
Restricted stock units
Restricted stock units generally vest over a four year period from the date of grant. Further information about the restricted stock units follows (shares in thousands):

Restricted stock units
2016 Activity
Nonvested at beginning of year	1,212.2
Granted	1,075.8
Vested	(363.8)
Forfeited	(159.1)
Nonvested at the end of year	1,765.1
The weighted average grant date fair value of the restricted stock units was $9.74, $18.06 and $27.81 per share during the years ended December 31, 2016, 2015, and 2014, respectively. The total fair value of units vested was $8.4 million, $6.7 million, and $3.0 million during 2016, 2015, and 2014 .
Performance share awards
During 2016, the Company granted 257,900 performance share awards with service-vesting and market-vesting conditions. These awards may settle between zero and two shares of the Company's common stock. The number of shares issued pursuant to the performance share awards will be determined based on the total shareholder return of the Company's common stock as compared to a group of peer companies, measured annually over a one year, two year, and three-year performance period.
14. Related party transactions
The Company has sold and purchased inventory, services and fixed assets to and from various affiliates of certain directors. The dollar amounts related to these related party activities are not significant to the Company’s consolidated financial statements.

Forum Energy Technologies, Inc. and subsidiaries
Notes to consolidated financial statements (continued)

15. Business segments
Beginning with the first quarter of 2016, the Company realigned its segments. Several product lines were combined into a new segment, designated as the Completions segment, in recognition of the expanded operations and their significant growth potential. The Company is reporting its results of operations in the following three reportable segments: Drilling & Subsea , Completions and Production & Infrastructure, instead of the original two reportable segments. Management’s change in the composition of the Company’s reporting segments was made in order to align with activity drivers and the customers of our product group, and how management reviews and evaluates operating performance. This change is reflected on a retrospective basis in accordance with GAAP.
The Drilling & Subsea segment designs, manufactures and supplies products and provides related services to the drilling and subsea construction and services markets. The Completions segment designs, manufactures and supplies products and provides related services to the well construction, completion, stimulation, and intervention markets. The Production & Infrastructure segment designs, manufactures and supplies products, and provides related equipment and services for production and infrastructure markets.
The Company’s reportable segments are strategic units that offer distinct products and services. They are managed separately since each business segment requires different marketing strategies. Operating segments have not been aggregated as part of a reportable segment. The Company evaluates the performance of its reportable segments based on operating income. This segmentation is representative of the manner in which our Chief Operating Decision Maker and our Board of Directors view the business. We consider the Chief Operating Decision Maker to be the Chief Executive Officer.

Forum Energy Technologies, Inc. and subsidiaries
Notes to consolidated financial statements (continued)

The amounts indicated below as "Corporate" relate to costs and assets not allocated to the reportable segments. Summary financial data by segment follows (in thousands):

	Year ended December 31,
	2016	2015	2014
Net sales:
Drilling & Subsea	$227,872	$487,299	$864,320
Completions	127,432	267,236	441,345
Production & Infrastructure	233,754	320,442	436,271
Intersegment eliminations	(1,423)	(1,325)	(2,219)
Total net sales	$587,635	$1,073,652	$1,739,717

Operating income (loss):
Drilling & Subsea	$(53,589)	$6,890	$131,072
Completions	(45,075)	11,124	126,590
Production & Infrastructure	655	22,658	56,148
Corporate	(27,440)	(28,077)	(42,015)
Total segment operating income (loss)	(125,449)	12,595	271,795
Intangible asset and goodwill impairment	—	125,092	—
Transaction expenses	865	480	2,326
(Gain)/loss on sale of assets	2,638	746	1,431
Income (loss) from operations	$(128,952)	$(113,723)	$268,038

Depreciation and amortization
Drilling & Subsea	$27,765	$33,348	$36,148
Completions	23,405	24,317	20,135
Production & Infrastructure	4,935	7,377	7,856
Corporate	5,655	641	933
Total depreciation and amortization	$61,760	$65,683	$65,072

Capital expenditures
Drilling & Subsea	$7,822	$13,803	$22,891
Completions	2,509	8,401	19,942
Production & Infrastructure	1,953	3,102	4,569
Corporate	4,544	6,985	6,390
Total capital expenditures	$16,828	$32,291	$53,792
A summary of consolidated assets by reportable segment is as follows (in thousands):

	As of December 31,
Assets	2016	2015	2014
Drilling & Subsea	$786,455	$912,324	$1,204,416
Completions	675,987	728,745	726,972
Production & Infrastructure	175,940	187,741	231,771
Corporate	196,810	57,232	50,943
Total assets	$1,835,192	$1,886,042	$2,214,102
Corporate assets include primarily deferred tax assets and deferred loan costs.

Forum Energy Technologies, Inc. and subsidiaries
Notes to consolidated financial statements (continued)

Net sales by shipping destination and long-lived assets by country were as follows (in thousands):

	Year ended December 31,
Net sales:	2016		2015		2014
	$	%	$	%	$	%
United States	$361,941	61.7%	$646,928	60.3%	$1,049,609	60.3%
Europe & Africa	77,847	13.2%	188,414	17.5%	305,376	17.6%
Asia-Pacific	51,880	8.8%	69,923	6.5%	154,669	8.9%
Middle East	25,975	4.4%	59,680	5.6%	65,498	3.8%
Canada	42,520	7.2%	57,837	5.4%	103,077	5.9%
Latin America	27,472	4.7%	50,870	4.7%	61,488	3.5%
Total net sales	$587,635	100.0%	$1,073,652	100.0%	$1,739,717	100.0%

	As of December 31,
Long-lived assets:	2016	2015	2014
United States	$809,545	$869,388	$932,173
Europe & Africa	184,768	202,852	313,589
Canada	79,403	83,688	59,207
Asia-Pacific	7,855	8,192	9,132
Middle East	3,175	3,189	3,192
Latin America	730	921	1,650
Total long-lived assets	$1,085,476	$1,168,230	$1,318,943
Net sales by product lines were as follows (in thousands):

	Year ended December 31,
Net sales:	2016		2015		2014
	$	%	$	%	$	%
Drilling Technologies	$139,458	23.7%	$298,209	27.7%	$543,281	31.1%
Subsea Technologies	88,414	15.0%	189,090	17.6%	321,039	18.5%
Downhole Technologies	55,191	9.4%	106,532	9.9%	190,771	11.0%
Stimulation and Intervention	72,241	12.3%	160,704	15.0%	250,574	14.4%
Production Equipment	77,166	13.1%	145,927	13.6%	228,815	13.2%
Valve Solutions	156,588	26.6%	174,515	16.3%	207,456	11.9%
Eliminations	(1,423)	(0.1)%	(1,325)	(0.1)%	(2,219)	(0.1)%
Total net sales	$587,635	100.0%	$1,073,652	100.0%	$1,739,717	100.0%

Forum Energy Technologies, Inc. and subsidiaries
Notes to consolidated financial statements (continued)

16. Condensed consolidating financial statements
The Senior Notes are guaranteed by our domestic subsidiaries which are 100% owned, directly or indirectly, by the Company. The guarantees are full and unconditional, joint and several and on an unsecured basis.

Condensed consolidating statements of operations and comprehensive income (loss)

	December 31, 2016
	FET (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
			(in thousands)
Net sales	$—	$436,785	$198,684	$(47,834)	$587,635
Cost of sales	—	375,509	161,190	(48,799)	487,900
Gross profit	—	61,276	37,494	965	99,735
Operating expenses
Selling, general and administrative expenses	—	187,974	39,034	—	227,008
Transaction expenses	—	825	40	—	865
Loss on sale of assets	—	2,616	22	—	2,638
Total operating expenses	—	191,415	39,096	—	230,511
Earnings (loss) from equity investment	—	1,824	—	—	1,824
Equity earnings from affiliate, net of tax	(62,180)	14,663	—	47,517	—
Operating income (loss)	(62,180)	(113,652)	(1,602)	48,482	(128,952)
Other expense (income)
Interest expense	27,480	(110)	40	—	27,410
Foreign exchange (gains) losses and other, net	—	(5,264)	(16,077)	—	(21,341)
Deferred loan costs written off	2,978	—	—	—	2,978
Total other expense (income)	30,458	(5,374)	(16,037)	—	9,047
Income (loss) before income taxes	(92,638)	(108,278)	14,435	48,482	(137,999)
Provision for income tax expense (benefit)	(10,660)	(46,098)	707	—	(56,051)
Net income (loss)	(81,978)	(62,180)	13,728	48,482	(81,948)
Less: Loss attributable to noncontrolling interest	—	—	30	—	30
Net income (loss) attributable to common stockholders	(81,978)	(62,180)	13,698	48,482	(81,978)

Other comprehensive income (loss), net of tax:
Net income (loss)	(81,978)	(62,180)	13,728	48,482	(81,948)
Change in foreign currency translation, net of tax of $0	(45,722)	(45,722)	(45,722)	91,444	(45,722)
Change in pension liability	(335)	(335)	(335)	670	(335)
Comprehensive income (loss)	(128,035)	(108,237)	(32,329)	140,596	(128,005)
Less: comprehensive (income) loss attributable to noncontrolling interests	—	—	(162)	—	(162)
Comprehensive income (loss) attributable to common stockholders	$(128,035)	$(108,237)	$(32,491)	$140,596	$(128,167)

Forum Energy Technologies, Inc. and subsidiaries
Notes to consolidated financial statements (continued)

Condensed consolidating statements of operations and comprehensive income (loss)

	December 31, 2015
	FET (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
			(in thousands)
Net sales	$—	$810,890	$369,186	$(106,424)	$1,073,652
Cost of sales	—	646,076	269,900	(105,001)	810,975
Gross profit	—	164,814	99,286	(1,423)	262,677
Operating expenses
Selling, general and administrative expenses	—	201,904	63,002	—	264,906
Goodwill and intangible assets impairment	—	57,392	67,700	—	125,092
Transaction expenses	—	480	—	—	480
(Gain) loss on sale of assets	—	943	(197)	—	746
Total operating expenses	—	260,719	130,505	—	391,224
Earnings from equity investment	—	14,824	—	—	14,824
Equity earnings from affiliate, net of tax	(99,908)	(28,419)	—	128,327	—
Operating income (loss)	(99,908)	(109,500)	(31,219)	126,904	(113,723)
Other expense (income)
Interest expense	29,914	10	21	—	29,945
Foreign exchange (gains) losses and other, net	—	(479)	(8,866)	—	(9,345)
Total other expense (income)	29,914	(469)	(8,845)	—	20,600
Income (loss) before income taxes	(129,822)	(109,031)	(22,374)	126,904	(134,323)
Provision (benefit) for income tax expense	(10,469)	(9,123)	4,653	—	(14,939)
Net income (loss)	(119,353)	(99,908)	(27,027)	126,904	(119,384)
Less: Loss attributable to noncontrolling interest	—	—	(31)	—	(31)
Net income (loss) attributable to common stockholders	(119,353)	(99,908)	(26,996)	126,904	(119,353)

Other comprehensive income (loss), net of tax:
Net income (loss)	(119,353)	(99,908)	(27,027)	126,904	(119,384)
Change in foreign currency translation, net of tax of $0	(45,270)	(45,270)	(45,270)	90,540	(45,270)
Change in pension liability	46	46	46	(92)	46
Comprehensive income (loss)	(164,577)	(145,132)	(72,251)	217,352	(164,608)
Less: comprehensive (income) loss attributable to noncontrolling interests	—	—	168	—	168
Comprehensive income (loss) attributable to common stockholders	$(164,577)	$(145,132)	$(72,083)	$217,352	$(164,440)

Forum Energy Technologies, Inc. and subsidiaries
Notes to consolidated financial statements (continued)

Condensed consolidating statements of operations and comprehensive income

	December 31, 2014
	FET (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
			(in thousands)
Net sales	$—	$1,266,376	$637,205	$(163,864)	$1,739,717
Cost of sales	—	887,428	453,785	(160,948)	1,180,265
Gross profit	—	378,948	183,420	(2,916)	559,452
Operating expenses
Selling, general and administrative expenses	—	244,577	68,244	—	312,821
Other operating expense	—	3,564	193	—	3,757
Total operating expenses	—	248,141	68,437	—	316,578
Earnings (loss) from equity investment	—	25,164	—	—	25,164
Equity earnings from affiliate, net of tax	193,724	90,067	—	(283,791)	—
Operating income	193,724	246,038	114,983	(286,707)	268,038
Other expense (income)
Interest expense	29,783	78	(14)	—	29,847
Interest income with affiliate	—	(5,770)	—	5,770	—
Interest expense with affiliate	—	—	5,770	(5,770)	—
Foreign exchange (gains) losses and other, net	—	116	(4,447)	—	(4,331)
Total other expense (income)	29,783	(5,576)	1,309	—	25,516
Income before income taxes	163,941	251,614	113,674	(286,707)	242,522
Provision for income tax expense	(10,424)	57,890	20,679	—	68,145
Net income	174,365	193,724	92,995	(286,707)	174,377
Less: Income attributable to noncontrolling interest	—	—	12	—	12
Net income attributable to common stockholders	174,365	193,724	92,983	(286,707)	174,365

Other comprehensive income, net of tax:
Net income	174,365	193,724	92,995	(286,707)	174,377
Change in foreign currency translation, net of tax of $0	(43,694)	(43,694)	(43,694)	87,388	(43,694)
Change in pension liability	(1,110)	(1,110)	(1,110)	2,220	(1,110)
Comprehensive income	129,561	148,920	48,191	(197,099)	129,573
Less: comprehensive (income) loss attributable to noncontrolling interests	—	—	46	—	46
Comprehensive income attributable to common stockholders	$129,561	$148,920	$48,237	$(197,099)	$129,619

Forum Energy Technologies, Inc. and subsidiaries
Notes to consolidated financial statements (continued)

Condensed consolidating balance sheets

	December 31, 2016
	FET (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
			(in thousands)
Assets
Current assets
Cash and cash equivalents	$65	$143,275	$91,082	$—	$234,422
Accounts receivable—trade, net	—	77,229	28,039	—	105,268
Inventories	—	269,036	77,987	(8,440)	338,583
Income tax receivable	—	32,801	—	—	32,801
Cost and profits in excess of billings	—	4,477	4,722	—	9,199
Other current assets	—	21,013	8,430	—	29,443
Total current assets	65	547,831	210,260	(8,440)	749,716
Property and equipment, net of accumulated depreciation	—	127,094	25,118	—	152,212
Deferred financing costs, net	1,112	—	—	—	1,112
Deferred income taxes, net	—	—	851	—	851
Intangibles	—	166,437	49,981	—	216,418
Goodwill	—	481,374	171,369	—	652,743
Investment in unconsolidated subsidiary	—	59,140	—	—	59,140
Investment in affiliates	1,080,337	460,166	—	(1,540,503)	—
Long-term loan and advances to affiliates	557,061	—	71,057	(628,118)	—
Other long-term assets	—	2,322	678	—	3,000
Total assets	$1,638,575	$1,844,364	$529,314	$(2,177,061)	$1,835,192
Liabilities and equity
Current liabilities
Current portion of long-term debt	$—	$23	$101	$—	$124
Accounts payable—trade	—	59,261	14,514	—	73,775
Accrued liabilities	6,708	40,630	8,266	—	55,604
Deferred revenue	—	1,206	7,132	—	8,338
Billings in excess of costs and profits recognized	—	1,799	2,205	—	4,004
Total current liabilities	6,708	102,919	32,218	—	141,845
Long-term debt, net of current portion	396,665	—	82	—	396,747
Long-term loans and payables to affiliates	—	628,118	—	(628,118)	—
Deferred income taxes, net	—	17,650	8,535	—	26,185
Other long-term liabilities	—	15,340	19,314	—	34,654
Total liabilities	403,373	764,027	60,149	(628,118)	599,431

Total stockholder's equity	1,235,202	1,080,337	468,606	(1,548,943)	1,235,202
Noncontrolling interest in subsidiary	—	—	559	—	559
Equity	1,235,202	1,080,337	469,165	(1,548,943)	1,235,761
Total liabilities and equity	$1,638,575	$1,844,364	$529,314	$(2,177,061)	$1,835,192

Forum Energy Technologies, Inc. and subsidiaries
Notes to consolidated financial statements (continued)

Condensed consolidating balance sheets

	December 31, 2015
	FET (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
			(in thousands)
Assets
Current assets
Cash and cash equivalents	$—	$36,884	$72,365	$—	$109,249
Accounts receivable—trade, net	—	85,537	53,060	—	138,597
Inventories	—	318,360	115,165	(9,404)	424,121
Cost and profits in excess of billings	—	6,477	5,532	—	12,009
Other current assets	—	25,447	8,389	—	33,836
Total current assets	—	472,705	254,511	(9,404)	717,812
Property and equipment, net of accumulated depreciation	—	153,995	32,672	—	186,667
Deferred financing costs, net	4,125	—	—	—	4,125
Deferred income taxes, net	—	—	780	—	780
Intangibles	—	186,234	60,416	—	246,650
Goodwill	—	481,374	187,662	—	669,036
Investment in unconsolidated subsidiary	—	57,719	—	—	57,719
Investment in affiliates	1,188,707	514,893	—	(1,703,600)	—
Long-term advances to affiliates	467,184	—	60,221	(527,405)	—
Other long-term assets	—	2,549	704	—	3,253
Total assets	$1,660,016	$1,869,469	$596,966	$(2,240,409)	$1,886,042
Liabilities and equity
Current liabilities
Current portion of long-term debt	$—	$243	$10	$—	$253
Accounts payable—trade	—	57,529	19,294	—	76,823
Accrued liabilities	7,026	40,875	10,662	—	58,563
Deferred revenue	—	1,334	5,949	—	7,283
Billings in excess of cost and profit recognized	—	1,872	6,759	—	$8,631
Total current liabilities	7,026	101,853	42,674	—	151,553
Long-term debt, net of current portion	395,970	34	12	—	396,016
Long-term payables to affiliates	—	527,406	—	(527,406)	—
Deferred income tax, net	$—	$36,937	$14,163	$—	51,100
Other long-term liabilities	—	14,533	15,423	—	29,956
Total liabilities	402,996	680,763	72,272	(527,406)	628,625

Total stockholder's equity	1,257,020	1,188,706	524,297	(1,713,003)	1,257,020
Noncontrolling interest in subsidiary	—	—	397	—	397
Equity	1,257,020	1,188,706	524,694	(1,713,003)	1,257,417
Total liabilities and equity	$1,660,016	$1,869,469	$596,966	$(2,240,409)	$1,886,042

Forum Energy Technologies, Inc. and subsidiaries
Notes to consolidated financial statements (continued)

Condensed consolidating statements of cash flows

	Year ended December 31, 2016
	FET (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
			(in thousands)
Cash flows from (used in) operating activities	$(16,882)	$31,055	$73,772	$(23,203)	$64,742
Cash flows from investing activities
Acquisition of businesses, net of cash acquired	—	(4,072)	—	—	(4,072)
Capital expenditures for property and equipment	—	(12,033)	(4,795)	—	(16,828)
Long-term loans and advances to affiliates	(69,340)	12,912	—	56,428	—
Other	—	9,442	321	—	9,763
Net cash provided by (used in) investing activities	(69,340)	6,249	(4,474)	56,428	(11,137)
Cash flows from financing activities
Borrowings under credit facility	—	—	—	—	—
Repayment of long-term debt	—	—	—	—	—
Long-term loans and advances to affiliates	—	69,340	(12,912)	(56,428)	—
Dividend paid to affiliates	—	—	(23,203)	23,203	—
Repurchases of stock	(623)	—	—	—	(623)
Proceeds from stock issuance	87,676	—	—	—	87,676
Other	(766)	(253)	161	—	(858)
Net cash provided by (used in) financing activities	86,287	69,087	(35,954)	(33,225)	86,195
Effect of exchange rate changes on cash	—	—	(14,627)	—	(14,627)
Net increase (decrease) in cash and cash equivalents	65	106,391	18,717	—	125,173
Cash and cash equivalents
Beginning of period	—	36,884	72,365	—	109,249
End of period	$65	$143,275	$91,082	$—	$234,422

Forum Energy Technologies, Inc. and subsidiaries
Notes to consolidated financial statements (continued)

Condensed consolidating statements of cash flows

	Year ended December 31, 2015
	FET (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
			(in thousands)
Cash flows from (used in) operating activities	$(17,306)	$112,629	$60,590	$—	$155,913
Cash flows from investing activities
Acquisition of businesses, net of cash acquired	—	(60,836)	—	—	(60,836)
Capital expenditures for property and equipment	—	(23,035)	(9,256)	—	(32,291)
Long-term loans and advances to affiliates	38,019	41,755	—	(79,774)	—
Other	—	1,057	764	—	1,821
Net cash provided by (used in) investing activities	38,019	(41,059)	(8,492)	(79,774)	(91,306)
Cash flows from financing activities
Borrowings under credit facility	94,984	—	—	—	94,984
Repayment of long-term debt	(120,077)	—	—	—	(120,077)
Long-term loans and advances to affiliates	—	(38,019)	(41,755)	79,774	—
Repurchases of stock	(6,438)	—	—	—	(6,438)
Proceeds from stock issuance	5,275	—	—	—	5,275
Other	(8)	(673)	—	—	(681)
Net cash provided by (used in) financing activities	(26,264)	(38,692)	(41,755)	79,774	(26,937)
Effect of exchange rate changes on cash	—	—	(5,000)	—	(5,000)
Net increase (decrease) in cash and cash equivalents	(5,551)	32,878	5,343	—	32,670
Cash and cash equivalents
Beginning of period	5,551	4,006	67,022	—	76,579
End of period	$—	$36,884	$72,365	$—	$109,249

Forum Energy Technologies, Inc. and subsidiaries
Notes to consolidated financial statements (continued)

Condensed consolidating statements of cash flows

	Year ended December 31, 2014
	FET (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
			(in thousands)
Cash flows from (used in) operating activities	$(16,796)	$175,700	$111,062	$—	$269,966
Cash flows from investing activities
Acquisition of businesses, net of cash acquired	—	—	(38,289)	—	(38,289)
Capital expenditures for property and equipment	—	(42,334)	(11,458)	—	(53,792)
Long-term loans and advances to affiliates	191,290	34,010	—	(225,300)	—
Other	—	20,862	528	—	21,390
Net cash provided by (used in) investing activities	191,290	12,538	(49,219)	(225,300)	(70,691)
Cash flows from financing activities
Borrowings under credit facility	15,000	423	—	—	15,423
Repayment of long-term debt	(98,406)	124	(133)	—	(98,415)
Long-term loans and advances to affiliates	—	(191,290)	(34,010)	225,300	—
Repurchase of stock	(96,632)	—	—	—	(96,632)
Proceeds from stock issuance	11,101	—	—	—	11,101
Other	(6)	6,511	—	—	6,505
Net cash provided by (used in) financing activities	(168,943)	(184,232)	(34,143)	225,300	(162,018)
Effect of exchange rate changes on cash	—	—	(260)	—	(260)
Net increase (decrease) in cash and cash equivalents	5,551	4,006	27,440	—	36,997
Cash and cash equivalents
Beginning of period	—	—	39,582	—	39,582
End of period	$5,551	$4,006	$67,022	$—	$76,579

Forum Energy Technologies, Inc. and subsidiaries
Notes to consolidated financial statements (continued)

17. Quarterly results of operations (unaudited)
The following tables summarize the Company's results by quarter for the years ended December 31, 2016 and 2015. The quarterly results may not be comparable primarily due to acquisitions in 2016, 2015 and 2014. Refer to Note 3, Acquisitions, for further information.

	2016
(in thousands, except per share information)	Q1	Q2	Q3	Q4
Net sales	$159,441	$142,723	$138,268	$147,203
Cost of sales	124,884	137,442	108,984	116,590
Gross profit	34,557	5,281	29,284	30,613
Total operating expenses	60,147	58,375	55,920	56,069
Earnings from equity investment	577	216	414	617
Operating income (loss)	(25,013)	(52,878)	(26,222)	(24,839)
Total other expense	8,341	(3,229)	3,594	341
Income (loss) before income taxes	(33,354)	(49,649)	(29,816)	(25,180)
Provision for income tax expense (benefit)	(10,406)	(21,147)	(11,821)	(12,677)
Net income (loss)	(22,948)	(28,502)	(17,995)	(12,503)
Less: loss attributable to noncontrolling interest	(5)	35	(6)	6
Net income (loss) attributable to common stockholders	$(22,943)	$(28,537)	$(17,989)	$(12,509)

Weighted average shares outstanding
Basic	90,477	90,707	90,860	91,923
Diluted	90,477	90,707	90,860	91,923
Earnings (loss) per share
Basic	$(0.25)	$(0.31)	$(0.20)	$(0.14)
Diluted	$(0.25)	$(0.31)	$(0.20)	$(0.14)

Forum Energy Technologies, Inc. and subsidiaries
Notes to consolidated financial statements (continued)

	2015
(in thousands, except per share information)	Q1	Q2	Q3	Q4
Net sales	$348,096	$284,415	$244,993	$196,148
Cost of sales	238,970	199,532	179,231	193,242
Gross profit	109,126	84,883	65,762	2,906
Total operating expenses (1)	73,465	66,285	57,439	194,035
Earnings from equity investment	4,571	3,840	3,870	2,543
Operating income (loss)	40,232	22,438	12,193	(188,586)
Total other expense	971	11,662	4,543	3,424
Income (loss) before income taxes	39,261	10,776	7,650	(192,010)
Provision (benefit) for income tax expense	10,605	1,911	932	(28,387)
Net income (loss)	28,656	8,865	6,718	(163,623)
Less: Income (loss) attributable to noncontrolling interest	(16)	(9)	(2)	(4)
Net income (loss) attributable to common stockholders	$28,672	$8,874	$6,720	$(163,619)

Weighted average shares outstanding
Basic	89,482	89,767	90,058	90,175
Diluted	91,469	91,884	91,687	90,175
Earnings (loss) per share
Basic	$0.32	$0.10	$0.07	$(1.81)
Diluted	$0.31	$0.10	$0.07	$(1.81)
(1) Total Operating expenses in Q4 included $125,092 goodwill and intangible assets impairment.

18. Subsequent event
On January 9, 2017, the Company acquired substantially all of the assets of Cooper Valves, LLC (“Cooper”) as well as 100% of the general partnership interests of Innovative Valve Components for total aggregate consideration of $14.5 million. The acquired Cooper brands include the Accuseal® metal seated ball valves engineered to meet Class VI shut off standards for use in severe service applications, as well as a full line of cast and forged gate, globe, and check valves. Innovative Valve Components, in partnership with Cooper Valves, commercialized critical service valves and components for the power generation, mining and oil and natural gas industries. The fair values of the assets acquired and liabilities assumed have not been presented because they are not material to the audited consolidated financial statements. Pro forma results of operations for this acquisition have not been presented because the effects were not material to the consolidated financial statements.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) of the Exchange Act). Our management, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b) as of December 31, 2016. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2016 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
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
Our management performed an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2016, utilizing the criteria described in the “Internal Control - Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, management believes that, as of December 31, 2016, the Company’s internal control over financial reporting is effective.
Our independent registered public accounting firm, PricewaterhouseCoopers LLP, independently assessed the effectiveness of our internal control over financial reporting as of December 31, 2016, as stated in their report which appears herein.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 11. Executive compensation
Information required by this item is incorporated herein by reference from our Proxy Statement for the 2017 Annual Meeting of Stockholders.

Item 12. Security ownership of certain beneficial owners and management and related stockholder matters
Information required by this item is incorporated herein by reference from our Proxy Statement for the 2017 Annual Meeting of Stockholders.

Item 13. Certain Relationships and Related Transactions, and Director Independence
Information required by this item is incorporated herein by reference from our Proxy Statement for the 2017 Annual Meeting of Stockholders.

Item 14. Principal accountant fees and services
Information required by this item is incorporated herein by reference from our Proxy Statement for the 2017 Annual Meeting of Stockholders.

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

10.3*#	—	Form of Restricted Stock Unit Agreement (Directors) (incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q, filed on April 29, 2014).

10.4*#	—	Form of Restricted Stock Agreement (Directors) (incorporated herein by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q, filed on April 29, 2014).

10.5*#	—	Form of Restricted Stock Unit Agreement (Employees and Consultants) (incorporated herein by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q, filed April 29, 2014).

10.6*#	—	Form of Nonstatutory Stock Option Agreement (Employees and Consultants) (incorporated herein by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q, filed on April 29, 2014).

10.7*#	—	Form of Performance Share Award Agreement (Employees and Consultants) (incorporated herein by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q, filed on April 29, 2014).

10.8*#		Form of Restricted Stock Unit Agreement (Directors) (incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q, filed on May 1, 2015).

10.9*#		Form of Restricted Stock Agreement (Directors) (incorporated herein by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q, filed on May 1, 2015).

10.10*#		Form of Restricted Stock Unit Agreement (Employees and Consultants) (incorporated herein by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q, filed May 1, 2015).

10.11*#		Form of Nonstatutory Stock Option Agreement (Employees and Consultants) (incorporated herein by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q, filed on May 1, 2015).

10.12*#		Form of Performance Share Award Agreement (Employees and Consultants) (incorporated herein by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q, filed on May 1, 2015).

10.13*#
Form of Restricted Stock Unit Agreement - Three Year Cliff Vesting (Employees and Consultants) (incorporated herein by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q, filed on October 30, 2015).

10.14*#
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

10.22*#	—
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

10.25*#	—	Forum Energy Technologies, Inc. Severance Plan (incorporated herein by reference to Exhibit 10.15 to the Registration Statement, filed on August 31, 2011).

10.26*#	—	Forum Energy Technologies, Inc. Deferred Compensation and Restoration Plan (incorporated herein by reference to Exhibit 10.6 to the Company's Current Report on Form 10-Q, filed on May 3, 2013).

10.27*#	—
Letter Agreement dated March 28, 2012 between Forum Energy Technologies, Inc. and Tinicum, L.P. (incorporated herein by reference to Exhibit 10.31 to Amendment No. 5 to the Registration Statement, filed on March 29, 2012).

10.28*#	—	Forum Energy Technologies, Inc. 2010 Stock Incentive Plan (as amended and restated effective August 15, 2012).

10.29*#	—	Employee Stock Purchase Plan (incorporated herein by reference to Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q, filed on August 2, 2013).

10.30*#	—
Subscription Agreement dated July 16, 2010 by and among Forum Oilfield Technologies, Inc., SCF-VII, L.P., Sunray Capital, LP, C. Christopher Gaut and W. Patrick Connelly, as amended (incorporated herein by reference to Exhibit 10.21 to the Registration Statement, filed on August 31, 2011).

10.31*#	—	Retirement and Separation Agreement, effective as of December 18, 2014 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on December 18, 2014).

10.32*	—
Amendment No.1 to the Second Amended and Restated Credit Agreement, dated as of February 25, 2016, among Forum Energy Technologies, Inc., Wells Fargo Bank, National Association, as administrative agent, the guarantors party thereto and the lenders party thereto (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on February 26, 2016).

10.33*#	—	Form of Restricted Stock Unit Agreement (Directors) (incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q, filed on May 3, 2016).

10.34*#	—	Form of Restricted Stock Agreement (Directors) (incorporated herein by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q, filed on May 3, 2016).

10.35*#	—	Form of Restricted Stock Unit Agreement (Employees and Consultants - Group 1) (incorporated herein by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q, filed on May 3, 2016).

10.36*#	—	Form of Restricted Stock Unit Agreement (Employees and Consultants - Group 2) (incorporated herein by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q, filed on May 3, 2016).

10.37*#	—	Form of Restricted Stock Agreement (Employees and Consultants) (incorporated herein by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q, filed on May 3, 2016).

10.38*#	—	Form of Nonstatutory Stock Option Agreement (Employees and Consultants) (incorporated herein by reference to Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q, filed on May 3, 2016).

10.39*#	—	Form of Performance Share Award Agreement (Employees and Consultants) (incorporated herein by reference to Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q, filed on May 3, 2016).

10.40*#	—	Forum Energy Technologies, Inc. 2016 Stock and Incentive Plan (incorporated herein by reference to Appendix A to the Company’s Proxy Statement on Schedule 14A filed on April 1, 2016).

10.41*#	—	Form of Restricted Stock Unit Agreement (Employees and Consultants) (incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q, filed on November 2, 2016).

10.42*
Amendment No.2 to the Second Amended and Restated Credit Agreement, dated as of December 12, 2016, among Forum Energy Technologies, Inc., Wells Fargo Bank, National Association, as administrative agent, the guarantors party thereto and the lenders party thereto (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on December 13, 2016).

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

Signature	Title	Date

/s/ C. Christopher Gaut	Chief Executive Officer and Chairman of the Board	February 27, 2017
C. Christopher Gaut

/s/ James W. Harris	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 27, 2017
James W. Harris

/s/ Tylar K. Schmitt	Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 27, 2017
Tylar K. Schmitt

/s/ Evelyn M. Angelle	Director	February 27, 2017
Evelyn M. Angelle

/s/ David C. Baldwin	Director	February 27, 2017
David C. Baldwin

/s/ John A. Carrig	Director	February 27, 2017
John A. Carrig

/s/ Michael McShane	Director	February 27, 2017
Michael McShane

/s/ Terence O'Toole	Director	February 27, 2017
Terence O'Toole

/s/ Franklin Myers	Director	February 27, 2017
Franklin Myers

/s/ Louis A. Raspino	Director	February 27, 2017
Louis A. Raspino

/s/ John Schmitz	Director	February 27, 2017
John Schmitz

/s/ Andrew L. Waite	Director	February 27, 2017
Andrew L. Waite