Form 10-Q
period 2017-03-31
FORUM ENERGY TECHNOLOGIES, INC.
filed 2017-05-02
CIK 1401257

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________________
FORM 10-Q
___________________________________

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2017
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of large accelerated filer, accelerated filer, smaller reporting company, and emerging growth company in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐
Non-accelerated filer ☐	(Do not check if a smaller reporting company)
Smaller reporting company ☐
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of May 1, 2017, there were 96,503,320 common shares outstanding.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
Forum Energy Technologies, Inc. and subsidiaries
Condensed consolidated statements of comprehensive income (loss)
(Unaudited)

	Three months ended March 31,
(in thousands, except per share information)	2017	2016
Net sales	$171,096	$159,441
Cost of sales	132,117	124,884
Gross profit	38,979	34,557
Operating expenses
Selling, general and administrative expenses	60,674	60,013
Transaction expenses	628	166
Loss (gain) on sale of assets and other	(246)	(32)
Total operating expenses	61,056	60,147
Earnings from equity investment	1,462	577
Operating loss	(20,615)	(25,013)
Other expense (income)
Interest expense	6,580	7,133
Deferred financing costs written off	—	2,588
Foreign exchange (gains) and other, net	1,546	(1,380)
Total other expense	8,126	8,341
Loss before income taxes	(28,741)	(33,354)
Benefit for income tax expense	(12,973)	(10,406)
Net loss	(15,768)	(22,948)
Less: Income (loss) attributable to noncontrolling interest	—	(5)
Net loss attributable to common stockholders	(15,768)	(22,943)

Weighted average shares outstanding
Basic	95,860	90,477
Diluted	95,860	90,477
Loss per share
Basic	$(0.16)	$(0.25)
Diluted	$(0.16)	$(0.25)

Other comprehensive income (loss), net of tax:
Net loss	(15,768)	(22,948)
Change in foreign currency translation, net of tax of $0	7,222	3,472
Loss on pension liability	(15)	(43)
Comprehensive loss	(8,561)	(19,519)
Less: comprehensive loss (income) attributable to noncontrolling interests	—	(93)
Comprehensive loss attributable to common stockholders	$(8,561)	$(19,612)
The accompanying notes are an integral part of these condensed consolidated financial statements.

Forum Energy Technologies, Inc. and subsidiaries
Condensed consolidated balance sheets
(Unaudited)

(in thousands, except share information)	March 31, 2017	December 31, 2016
Assets
Current assets
Cash and cash equivalents	$204,914	$234,422
Accounts receivable—trade, net	127,217	105,268
Inventories	352,041	338,583
Income tax receivable	32,801	32,801
Prepaid expenses and other current assets	24,861	29,443
Costs and estimated profits in excess of billings	7,658	9,199
Total current assets	749,492	749,716
Property and equipment, net of accumulated depreciation	151,067	152,212
Deferred financing costs, net	960	1,112
Intangible assets	217,534	216,418
Goodwill	656,876	652,743
Investment in unconsolidated subsidiary	61,643	59,140
Deferred income taxes, net	2,482	851
Other long-term assets	2,917	3,000
Total assets	$1,842,971	$1,835,192
Liabilities and equity
Current liabilities
Current portion of long-term debt	$1,177	$124
Accounts payable—trade	100,363	73,775
Accrued liabilities	51,968	55,604
Deferred revenue	7,436	8,338
Billings in excess of costs and profits recognized	1,848	4,004
Total current liabilities	162,792	141,845
Long-term debt, net of current portion	398,003	396,747
Deferred income taxes, net	14,030	26,185
Other long-term liabilities	34,987	34,654
Total liabilities	609,812	599,431
Commitments and contingencies
Equity
Common stock, $0.01 par value, 296,000,000 shares authorized, 104,669,713 and 103,682,128 shares issued	1,047	1,037
Additional paid-in capital	1,004,935	998,169
Treasury stock at cost, 8,184,331 and 8,174,963 shares	(134,199)	(133,941)
Retained earnings	482,406	498,174
Accumulated other comprehensive income (loss)	(121,030)	(128,237)
Total stockholders’ equity	1,233,159	1,235,202
Noncontrolling interest in subsidiary	—	559
Total equity	1,233,159	1,235,761
Total liabilities and equity	$1,842,971	$1,835,192
The accompanying notes are an integral part of these condensed consolidated financial statements.

Forum Energy Technologies, Inc. and subsidiaries
Condensed consolidated statements of cash flows
(Unaudited)

	Three Months Ended March 31,
(in thousands, except share information)	2017	2016
Cash flows from operating activities
Net loss	$(15,768)	$(22,948)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities
Depreciation expense	8,999	9,284
Amortization of intangible assets	6,523	6,612
Share-based compensation expense	4,665	5,084
Inventory write down	531	609
Deferred income taxes	(13,787)	(10,832)
Deferred loan cost written off	—	2,588
Earnings from equity investment, net of distributions	(1,462)	(577)
Other	698	(429)
Changes in operating assets and liabilities
Accounts receivable—trade	(19,596)	28,764
Inventories	(6,127)	8,439
Prepaid expenses and other current assets	4,586	6,762
Accounts payable, deferred revenue and other accrued liabilities	16,298	191
Costs and estimated profits in excess of billings, net	(566)	(6,691)
Net cash (used in) provided by operating activities	$(15,006)	$26,856
Cash flows from investing activities
Acquisition of businesses, net of cash acquired	(8,738)	—
Capital expenditures for property and equipment	(3,468)	(4,261)
Proceeds from sale of business, property and equipment	40	309
Investment in unconsolidated subsidiary	$(1,041)	$—
Net cash used in investing activities	$(13,207)	$(3,952)
Cash flows from financing activities
Borrowings of long term and short term debt	—	8
Repayment of long term and short term debt	(891)	(199)
Repurchases of stock related to shares withheld for taxes	(4,403)	(838)
Proceeds from stock issuance	1,757	1,003
Deferred financing costs	—	(513)
Net cash used in financing activities	$(3,537)	$(539)
Effect of exchange rate changes on cash	2,242	363
Net increase (decrease) in cash and cash equivalents	(29,508)	22,728
Cash and cash equivalents
Beginning of period	234,422	109,249
End of period	$204,914	$131,977
Noncash investing activities
Acquisition via issuance of stock	$4,500	$—

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
The Company's investment in an operating entity where the Company has the ability to exert significant influence, but does not control operating and financial policies is accounted for using the equity method. The Company's share of the net income of this entity is recorded as "Earnings from equity investment" in the condensed consolidated statements of comprehensive income (loss). The investment in this entity is included in "Investment in unconsolidated subsidiary" in the condensed consolidated balance sheets. The Company reports its share of equity earnings within operating income (loss) as the investee's operations are integral to the operations of the Company.
In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for the fair statement of the Company's financial position, results of operations and cash flows have been included. Operating results for the three months ended March 31, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017 or any other interim period.
These interim financial statements are unaudited and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") regarding interim financial reporting. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America ("GAAP") for complete consolidated financial statements and should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2016, which are included in the Company’s 2016 Annual Report on Form 10-K filed with the SEC on February 28, 2017 (the "Annual Report").
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
In January 2017, the FASB issued Accounting Standard Updates ("ASU") No. 2017-04 Intangibles- Goodwill and Other (Topic 350) - Simplifying the Test for Goodwill Impairment, which simplifies the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test where the implied fair value of goodwill needs to be determined and compared to the carrying amount of that goodwill to measure the impairment loss. The Company is required to adopt the amendments in this Update for its annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019 and early adoption is permitted. The Company has early adopted the standard in the first quarter of 2017. This guidance is not expected to have a material impact on the Company's Consolidated Financial Statements.
In January 2017, the FASB issued ASU No. 2017-01 Business Combination (Topic 805) - Clarifying the Definition of a Business, in an effort to clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. This guidance will be effective for annual periods beginning after December 15, 2017, including interim periods within those periods, and is not expected to have a material impact on the Company's consolidated financial statements.
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
In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting.  This new guidance includes provisions intended to simplify how share-based payments are accounted for and presented in the financial statements. The Company applied the update prospectively beginning January 1, 2017.
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
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). The comprehensive new standard will supersede existing revenue recognition guidance and require revenue to be recognized when promised goods or services are transferred to customers in amounts that reflect the consideration to which the company expects to be entitled in exchange for those goods or services. Adoption of the new rules could affect the timing of revenue recognition for certain transactions. The guidance permits the entity to use either a full retrospective or modified retrospective transition method. The FASB issued several subsequent updates in 2016 containing implementation guidance related to the new standard. These standards provide additional guidance related to principal versus agent considerations, licensing, and identifying performance obligations. Additionally, these standards provide narrow-scope improvements and practical expedients as well as technical corrections and improvements. Overall, the new guidance is to be effective for the fiscal year beginning after December 15, 2017. Companies are able to early adopt the pronouncement, however not before fiscal years beginning after December 15, 2016. The Company currently anticipates that it will adopt this standard using the modified retrospective method. The Company has put in place an implementation team to provide training and to review contracts subject to the new revenue standard. The Company will also continue to monitor for any additional implementation or other guidance that may be issued in 2017 with respect to the new revenue standard and adjust its implementation plans accordingly.

Forum Energy Technologies, Inc. and subsidiaries
Notes to condensed consolidated financial statements (continued)
(Unaudited)

3. Acquisitions
2017 Acquisition

On January 9, 2017, the Company acquired substantially all of the assets of Cooper Valves, LLC as well as 100% of the general partnership interests of Innovative Valve Components for total aggregate consideration of $14.5 million (collectively, “Cooper”). The aggregate consideration includes the issuance of stock valued at $4.5 million and certain contingent cash payments. These acquisitions are included in the Production and Infrastructure segment. The acquired Cooper brands include the Accuseal® metal seated ball valves engineered to meet Class VI shut off standards for use in severe service applications, as well as a full line of cast and forged gate, globe, and check valves. Innovative Valve Components, in partnership with Cooper Valves, commercialized critical service valves and components for the power generation, mining and oil and natural gas industries. The fair values of the assets acquired and liabilities assumed have not been presented because they are not material to the consolidated financial statements. Pro forma results of operations for this acquisition have not been presented because the effects were not material to the consolidated financial statements.
2016 Acquisition
In April 2016, the Company completed the acquisition of the wholesale completion packers business of Team Oil Tools, Inc. The acquisition includes a wide variety of completion and service tools, including retrievable and permanent packers, bridge plugs and accessories which are sold to oilfield service providers, packer repair companies and distributors on a global basis. This acquisition is included in the Completions segment. The fair values of the assets acquired and liabilities assumed have not been presented because they are not material to the consolidated financial statements. Pro forma results of operations for the 2016 acquisition have not been presented because the effects were not material to the consolidated financial statements.
4. Inventories
The Company's significant components of inventory at March 31, 2017 and December 31, 2016 were as follows (in thousands):

	March 31, 2017	December 31, 2016
Raw materials and parts	$112,468	$106,329
Work in process	33,898	23,303
Finished goods	270,334	277,303
Gross inventories	416,700	406,935
Inventory reserve	(64,659)	(68,352)
Inventories	$352,041	$338,583
5. Goodwill and intangible assets
Goodwill
The changes in the carrying amount of goodwill from December 31, 2016 to March 31, 2017, were as follows (in thousands):

	Drilling & Subsea	Completions	Production & Infrastructure	Total
Goodwill Balance at December 31, 2016	$317,406	$317,693	$17,644	$652,743
Acquisitions, net of dispositions	—	—	1,776	$1,776
Impact of non-U.S. local currency translation	2,107	220	30	$2,357
Goodwill Balance at March 31, 2017	$319,513	$317,913	$19,450	$656,876

Forum Energy Technologies, Inc. and subsidiaries
Notes to condensed consolidated financial statements (continued)
(Unaudited)

There was no impairment of goodwill during the quarter ended March 31, 2017. Accumulated impairment losses on goodwill were $168.8 million as of March 31, 2017 and December 31, 2016. The Company performs its annual impairment tests of goodwill as of October 1 or when there is a triggering event.

Intangible assets
Intangible assets consisted of the following as of March 31, 2017 and December 31, 2016, respectively (in thousands):

	March 31, 2017
	Gross carrying amount	Accumulated amortization	Net amortizable intangibles	Amortization period (in years)
Customer relationships	$272,464	$(120,527)	$151,937	4-15
Patents and technology	39,074	(12,892)	26,182	5-17
Non-compete agreements	6,288	(5,749)	539	3-6
Trade names	45,837	(18,961)	26,876	10-15
Distributor relationships	22,160	(15,390)	6,770	8-15
Trademark	5,230	—	5,230	Indefinite
Intangible Assets Total	$391,053	$(173,519)	$217,534

	December 31, 2016
	Gross carrying amount	Accumulated amortization	Net amortizable intangibles	Amortization period (in years)
Customer relationships	$270,586	$(115,381)	$155,205	4-15
Patents and technology	33,936	(12,225)	21,711	5-17
Non-compete agreements	6,230	(5,594)	636	3-6
Trade names	44,494	(17,944)	26,550	10-15
Distributor relationships	22,160	(15,074)	7,086	8-15
Trademark	5,230	—	5,230	Indefinite
Intangible Assets Total	$382,636	$(166,218)	$216,418
6. Debt
Notes payable and lines of credit as of March 31, 2017 and December 31, 2016 consisted of the following (in thousands):

	March 31, 2017	December 31, 2016
6.25% Senior Notes due October 2021	$400,000	$400,000
Unamortized debt premium	1,887	1,989
Debt issuance cost	(5,048)	(5,324)
Senior secured revolving credit facility	—	—
Other debt	2,341	206
Total debt	399,180	396,871
Less: current maturities	(1,177)	(124)
Long-term debt	$398,003	$396,747
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

Forum Energy Technologies, Inc. and subsidiaries
Notes to condensed consolidated financial statements (continued)
(Unaudited)

Credit Facility
On February 25, 2016, we amended our credit facility with Wells Fargo Bank, National Association, as administrative agent, and several financial institutions as lenders (the “Credit Facility”) to reduce lender commitments to $200.0 million. On December 12, 2016, we further amended the Credit Facility (such further amendment, the “Amended Credit Facility”), to, among other things, reduce revolving credit line commitments from $200.0 million to $140.0 million, including up to $25.0 million available for letters of credit and up to $10.0 million in swingline loans. Availability under the Amended Credit Facility is subject to a borrowing base calculated by reference to eligible accounts receivable in the United States, United Kingdom and Canada, eligible inventory in the United States, and cash on hand.
The Credit Facility matures in November 2018. As of March 31, 2017 and December 31, 2016, the Company had no borrowings outstanding under the Credit Facility. As of March 31, 2017, the Company had $18.3 million of outstanding letters of credit. Subsequent to March 31, 2017, upon the completion of the bank's borrowing base audit, the Company had the capacity to borrow an additional $102.6 million subject to certain limitations in the Credit Facility. The Company's borrowing capacity under the Amended Credit Facility could be reduced or eliminated, depending on the future EBITDA. Weighted average interest rates under the Credit Facility for the three months ended March 31, 2017 and twelve months ended December 31, 2016 were approximately 3.00%.
There have been no changes to the financial covenants disclosed in Item 8 of the Annual Report and the Company was in compliance with all financial covenants at March 31, 2017.
7. Income taxes
The Company's effective tax rate was 45.1% for the three months ended March 31, 2017 and 31.2% for the three months ended March 31, 2016. Impacting the tax rate for the three months ended March 31, 2017 was the implementation of new accounting guidance related to employee share-based compensation accounting. This new guidance now requires that all excess tax benefits and tax deficiencies be recognized as income tax expense or benefit in the income statement. The Company had a benefit from share-based compensation awards in the three months ended March 31, 2017, resulting in an increase in the tax benefit rate for the period on the pre-tax loss. Further, the tax rate is higher than the prior year comparable period because of the change in the proportion of losses being generated in the United States, which are benefited at a higher statutory tax rate, as compared to earnings being generated outside the United States in jurisdictions subject to lower tax rates. The effective tax rate can vary from period to period depending on the Company's relative mix of U.S. and non-U.S. earnings.
8. Fair value measurements
At March 31, 2017 and December 31, 2016, the Company had no debt outstanding under the Credit Facility. At March 31, 2017, the Company had $18.3 million of outstanding letters of credit.
The fair value of the Company’s Senior Notes is estimated using Level 2 inputs in the fair value hierarchy and is based on quoted prices for those or similar instruments. At March 31, 2017, the fair value and the carrying value of the Company’s Senior Notes approximated $395.9 million and $401.9 million, respectively. At December 31, 2016, the fair value and the carrying value of the Company’s Senior Notes each approximated $402.0 million.
There were no outstanding financial assets as of March 31, 2017 and December 31, 2016 that required measuring the amounts at fair value. The Company did not change its valuation techniques associated with recurring fair value measurements from prior periods and there were no transfers between levels of the fair value hierarchy during the three months ended March 31, 2017.

Forum Energy Technologies, Inc. and subsidiaries
Notes to condensed consolidated financial statements (continued)
(Unaudited)

9. Business segments
The Company reports its results of operations in the following three reportable segments: Drilling & Subsea, Completions and Production & Infrastructure.
The amounts indicated below as "Corporate" relate to costs and assets not allocated to the reportable segments. Summary financial data by segment follows (in thousands):

	Three months ended March 31,
	2017	2016
Revenue:
Drilling & Subsea	$62,065	$65,295
Completions	42,169	34,304
Production & Infrastructure	67,579	60,511
Intersegment eliminations	(717)	(669)
Total Revenue	$171,096	$159,441

Operating loss:
Drilling & Subsea	$(8,992)	$(9,823)
Completions	(2,864)	(6,458)
Production & Infrastructure	(569)	(1,371)
Corporate	(7,808)	(7,227)
Total segment operating loss	(20,233)	(24,879)
Transaction expenses	628	166
Gain on sale of assets and other	(246)	(32)
Loss from operations	$(20,615)	$(25,013)
A summary of consolidated assets by reportable segment is as follows (in thousands):

	March 31, 2017	December 31, 2016
Assets
Drilling & Subsea	$783,939	$786,455
Completions	681,373	675,987
Production & Infrastructure	208,001	175,940
Corporate	169,658	196,810
Total assets	$1,842,971	$1,835,192
Corporate assets include, among other items, prepaid assets, cash and deferred financing costs.
10. Commitments and contingencies
In the ordinary course of business, the Company is, and in the future could be, involved in various pending or threatened legal actions that may or may not be covered by insurance. Management has reviewed such pending judicial and legal proceedings, the reasonably anticipated costs and expenses in connection with such proceedings, and the availability and limits of insurance coverage, and has established reserves that are believed to be appropriate in light of those outcomes that are considered to be probable and can be reasonably estimated. The reserves accrued at March 31, 2017 and December 31, 2016, respectively, are immaterial. It is management's opinion that the Company's ultimate liability, if any, with respect to these actions is not expected to have a material adverse effect on the Company’s financial position, results of operations or cash flows.

Forum Energy Technologies, Inc. and subsidiaries
Notes to condensed consolidated financial statements (continued)
(Unaudited)

11. Earnings per share
The calculation of basic and diluted earnings per share for each period presented was as follows (dollars and shares in thousands, except per share amounts):

	Three Months Ended March 31,
	2017	2016
Net loss attributable to common stockholders	$(15,768)	$(22,943)

Average shares outstanding (basic)	95,860	90,477
Common stock equivalents	—	—
Diluted shares	95,860	90,477
Loss per share
Basic loss per share	$(0.16)	$(0.25)
Diluted loss per share	$(0.16)	$(0.25)
The diluted loss per share calculation excludes all stock options for the three months ended March 31, 2017 and March 31, 2016 because there was a net loss for both quarters.
12. Stockholders' equity
Share-based compensation
During the three months ended March 31, 2017, the Company granted 278,958 options and 836,204 shares of restricted stock or restricted stock units, which includes 124,213 performance share awards with a market condition. The stock options were granted with an exercise price of $20.10. Of the restricted stock or restricted stock units granted, 656,020 vest ratably over four years on each anniversary of the date of grant. 55,971 shares of restricted stock or restricted stock units were granted to the non-employee members of the Board of Directors, which have a twelve month vesting period from the date of grant. The performance share awards granted may settle for between zero and two shares of the Company's common stock. The number of shares issued pursuant to the performance share awards will be determined based on the total shareholder return of the Company's common stock as compared to a group of peer companies, measured annually over a one year, two year and three-year performance period.
13. Related party transactions
The Company has sold and purchased equipment and services to and from a few affiliates of certain directors. The dollar amounts related to these related party activities are not material to the Company’s condensed consolidated financial statements.

Forum Energy Technologies, Inc. and subsidiaries
Notes to condensed consolidated financial statements (continued)
(Unaudited)

14. Condensed consolidating financial statements
The Senior Notes are guaranteed by our domestic subsidiaries which are 100% owned, directly or indirectly, by the Company. The guarantees are full and unconditional, joint and several and on an unsecured basis.

Condensed consolidating statements of comprehensive income (loss)

	Three months ended March 31, 2017
	FET (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
			(in thousands)
Net sales	$—	$142,736	$46,402	$(18,042)	$171,096
Cost of sales	—	110,240	39,395	(17,518)	132,117
Gross profit	—	32,496	7,007	(524)	38,979
Operating expenses
Selling, general and administrative expenses	—	48,063	12,611	—	60,674
Transaction expenses	—	517	111	—	628
Loss (gain) on sale of assets and other	—	(270)	24	—	(246)
Total operating expenses	—	48,310	12,746	—	61,056
Earnings from equity investment	—	1,462	—	—	1,462
Equity earnings from affiliate, net of tax	(11,435)	(5,126)	—	16,561	—
Operating income	(11,435)	(19,478)	(5,739)	16,037	(20,615)
Other expense (income)
Interest expense (income)	6,666	(27)	(59)	—	6,580
Deferred loan costs written off	—	—	—	—	—
Foreign exchange (gains) losses and other, net	—	(137)	1,683	—	1,546
Total other expense (income)	6,666	(164)	1,624	—	8,126
Income (loss) before income taxes	(18,101)	(19,314)	(7,363)	16,037	(28,741)
Provision (benefit) for income tax expense	(2,333)	(7,879)	(2,761)	—	(12,973)
Net income (loss)	(15,768)	(11,435)	(4,602)	16,037	(15,768)
Less: Income (loss) attributable to noncontrolling interest	—	—	—	—	—
Net income (loss) attributable to common stockholders	(15,768)	(11,435)	(4,602)	16,037	(15,768)

Other comprehensive income (loss), net of tax:
Net income (loss)	(15,768)	(11,435)	(4,602)	16,037	(15,768)
Change in foreign currency translation, net of tax of $0	7,222	7,222	7,222	(14,444)	7,222
Change in pension liability	(15)	(15)	(15)	30	(15)
Comprehensive income (loss)	(8,561)	(4,228)	2,605	1,623	(8,561)
Less: comprehensive (income) loss attributable to noncontrolling interests	—	—	—		—
Comprehensive income (loss) attributable to common stockholders	$(8,561)	$(4,228)	$2,605	$1,623	$(8,561)

Forum Energy Technologies, Inc. and subsidiaries
Notes to condensed consolidated financial statements (continued)
(Unaudited)

Condensed consolidating statements of comprehensive income (loss)

	Three months ended March 31, 2016
	FET (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
			(in thousands)
Net sales	$—	$117,314	$55,634	$(13,507)	$159,441
Cost of sales	—	92,614	45,132	(12,862)	124,884
Gross profit	—	24,700	10,502	(645)	34,557
Operating expenses
Selling, general and administrative expenses	—	47,664	12,349	—	60,013
Transaction Expense	—	166	—	—	166
Loss (gain) on sale of assets and other	—	(36)	4	—	(32)
Total operating expenses	—	47,794	12,353	—	60,147
Earnings from equity investment	—	577	—	—	577
Equity earnings from affiliates, net of tax	(16,614)	(1,089)	—	17,703	—
Operating income	(16,614)	(23,606)	(1,851)	17,058	(25,013)
Other expense (income)
Interest expense (income)	7,148	(13)	(2)	—	7,133
Deferred loan costs written off	2,588	—	—	—	2,588
Foreign exchange (gains) losses and other, net	—	(82)	(1,298)	—	(1,380)
Total other expense (income)	9,736	(95)	(1,300)	—	8,341
Income before income taxes	(26,350)	(23,511)	(551)	17,058	(33,354)
Provision for income tax expense	(3,407)	(6,897)	(102)	—	(10,406)
Net income	(22,943)	(16,614)	(449)	17,058	(22,948)
Less: Income (loss) attributable to noncontrolling interest	—	—	(5)	—	(5)
Net income attributable to common stockholders	(22,943)	(16,614)	(444)	17,058	(22,943)

Other comprehensive income, net of tax:
Net income	(22,943)	(16,614)	(449)	17,058	(22,948)
Change in foreign currency translation, net of tax of $0	3,472	3,472	3,472	(6,944)	3,472
Change in pension liability	(43)	(43)	(43)	86	(43)
Comprehensive income (loss)	(19,514)	(13,185)	2,980	10,200	(19,519)
Less: comprehensive (income) loss attributable to noncontrolling interests	—	—	(93)		(93)
Comprehensive income (loss) attributable to common stockholders	$(19,514)	$(13,185)	$2,887	$10,200	$(19,612)

Forum Energy Technologies, Inc. and subsidiaries
Notes to condensed consolidated financial statements (continued)
(Unaudited)

Condensed consolidating balance sheets

	March 31, 2017
	FET (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
			(in thousands)
Assets
Current assets
Cash and cash equivalents	$103	$121,043	$83,768	$—	$204,914
Accounts receivable—trade, net	—	98,887	28,330	—	127,217
Inventories	—	288,180	72,825	(8,964)	352,041
Income tax receivable	—	32,801	—	—	32,801
Cost and profits in excess of billings	—	3,998	3,660	—	7,658
Other current assets	—	15,685	9,176	—	24,861
Total current assets	103	560,594	197,759	(8,964)	749,492
Property and equipment, net of accumulated depreciation	—	127,429	23,638	—	151,067
Deferred financing costs, net	960	—	—	—	960
Deferred income taxes, net	—	—	2,482	—	2,482
Intangibles	—	168,203	49,331	—	217,534
Goodwill	—	483,334	173,542	—	656,876
Investment in unconsolidated subsidiary	—	61,643	—	—	61,643
Investment in affiliates	1,077,875	459,902	—	(1,537,777)	—
Long-term advances to affiliates	563,914	—	75,564	(639,478)	—
Other long-term assets	—	2,290	627	—	2,917
Total assets	$1,642,852	$1,863,395	$522,943	$(2,186,219)	$1,842,971
Liabilities and equity
Current liabilities
Current portion of long-term debt	$—	$1,075	$102	$—	$1,177
Accounts payable—trade	—	85,008	15,355	—	100,363
Accrued liabilities	12,854	31,735	7,379	—	51,968
Deferred revenue	—	3,006	4,430	—	7,436
Billings in excess of costs and profits	—	1,078	770	—	1,848
Total current liabilities	12,854	121,902	28,036	—	162,792
Long-term debt, net of current portion	396,839	1,106	58	—	398,003
Long-term payables to affiliates	—	639,478	—	(639,478)	—
Deferred income taxes, net	—	7,346	6,684	—	14,030
Other long-term liabilities	—	15,688	19,299	—	34,987
Total liabilities	409,693	785,520	54,077	(639,478)	609,812

Total stockholder's equity	1,233,159	1,077,875	468,866	(1,546,741)	1,233,159
Noncontrolling interest in subsidiary	—	—	—	—	—
Equity	1,233,159	1,077,875	468,866	(1,546,741)	1,233,159
Total liabilities and equity	$1,642,852	$1,863,395	$522,943	$(2,186,219)	$1,842,971

Forum Energy Technologies, Inc. and subsidiaries
Notes to condensed consolidated financial statements (continued)
(Unaudited)

Condensed consolidating balance sheets

	December 31, 2016
	FET (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
			(in thousands)
Assets
Current assets
Cash and cash equivalents	$65	$143,275	$91,082	$—	$234,422
Accounts receivable—trade, net	—	77,229	28,039	—	105,268
Inventories	—	269,036	77,987	(8,440)	338,583
Income tax receivable	—	32,801	—	—	32,801
Cost and profits in excess of billings	—	4,477	4,722	—	9,199
Other current assets	—	21,013	8,430	—	29,443
Total current assets	65	547,831	210,260	(8,440)	749,716
Property and equipment, net of accumulated depreciation	—	127,094	25,118	—	152,212
Deferred financing costs, net	1,112	—	—	—	1,112
Deferred income taxes, net	—	—	851	—	851
Intangibles	—	166,437	49,981	—	216,418
Goodwill	—	481,374	171,369	—	652,743
Investment in unconsolidated subsidiary	—	59,140	—	—	59,140
Investment in affiliates	1,080,337	460,166	—	(1,540,503)	—
Long-term advances to affiliates	557,061	—	71,057	(628,118)	—
Other long-term assets	—	2,322	678	—	3,000
Total assets	$1,638,575	$1,844,364	$529,314	$(2,177,061)	$1,835,192
Liabilities and equity
Current liabilities
Current portion of long-term debt	$—	$23	$101	$—	$124
Accounts payable—trade	—	59,261	14,514	—	73,775
Accrued liabilities	6,708	40,630	8,266	—	55,604
Deferred revenue	—	1,206	7,132	—	8,338
Billings in excess of costs and profits recognized	—	1,799	2,205	—	4,004
Total current liabilities	6,708	102,919	32,218	—	141,845
Long-term debt, net of current portion	396,665	—	82	—	396,747
Long-term payables to affiliates	—	628,118	—	(628,118)	—
Deferred income taxes, net	—	17,650	8,535	—	26,185
Other long-term liabilities	—	15,340	19,314	—	34,654
Total liabilities	403,373	764,027	60,149	(628,118)	599,431

Total stockholder's equity	1,235,202	1,080,337	468,606	(1,548,943)	1,235,202
Noncontrolling interest in subsidiary	—	—	559	—	559
Equity	1,235,202	1,080,337	469,165	(1,548,943)	1,235,761
Total liabilities and equity	$1,638,575	$1,844,364	$529,314	$(2,177,061)	$1,835,192

Forum Energy Technologies, Inc. and subsidiaries
Notes to condensed consolidated financial statements (continued)
(Unaudited)

Condensed consolidating statements of cash flows

	Three months ended March 31, 2017
	FET (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries		Eliminations	Consolidated
			(in thousands)
Cash flows from (used in) operating activities	$374	$(13,349)	$(2,031)		$—	$(15,006)
Cash flows from investing activities
Acquisition of businesses, net of cash acquired	—	(8,738)	—		—	(8,738)
Capital expenditures for property and equipment	—	(3,285)	(183)		—	(3,468)
Investment in unconsolidated subsidiary	—	(1,041)	—	—	—	(1,041)
Long-term loans and advances to affiliates	2,310	7,319	—		(9,629)	—
Other	—	40	—		—	40
Net cash provided by (used in) investing activities	$2,310	$(5,705)	$(183)		$(9,629)	$(13,207)
Cash flows from financing activities
Repayment of long-term and short-term debt	—	(868)	(23)		—	(891)
Long-term loans and advances to affiliates	—	(2,310)	(7,319)		9,629	—
Stock repurchase related to shares withheld for taxes	(4,403)	—	—		—	(4,403)
Proceeds from stock issuance	1,757	—	—		—	1,757
Net cash provided by (used in) financing activities	$(2,646)	$(3,178)	$(7,342)		$9,629	$(3,537)
Effect of exchange rate changes on cash	—	—	2,242		—	2,242
Net increase (decrease) in cash and cash equivalents	38	(22,232)	(7,314)		—	(29,508)
Cash and cash equivalents
Beginning of period	65	143,275	91,082		—	234,422
End of period	$103	$121,043	$83,768		$—	$204,914

Forum Energy Technologies, Inc. and subsidiaries
Notes to condensed consolidated financial statements (continued)
(Unaudited)

Condensed consolidating statements of cash flows

	Three Months Ended March 31, 2016
	FET (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
			(in thousands)
Cash flows from (used in) operating activities	$1,670	$6,093	$19,093	$—	$26,856
Cash flows from investing activities
Acquisition of businesses, net of cash acquired	—	—	—	—	—
Capital expenditures for property and equipment	—	(3,991)	(270)	—	(4,261)
Long-term loans and advances to affiliates	(1,324)	348	—	976	—
Other	—	280	29	—	309
Net cash provided by (used in) investing activities	$(1,324)	$(3,363)	$(241)	$976	$(3,952)
Cash flows from financing activities
Borrowings of long-term and short-term debt	—	8	—	—	8
Repayment of long-term debt	—	(199)		—	(199)
Long-term loans and advances to affiliates	—	1,324	(348)	(976)	—
Deferred financing costs	(513)	—	—	—	(513)
Other	167	(1)	(1)	—	165
Net cash provided by (used in) financing activities	$(346)	$1,132	$(349)	$(976)	$(539)
Effect of exchange rate changes on cash	—	—	363	—	363
Net increase (decrease) in cash and cash equivalents	—	3,862	18,866	—	22,728
Cash and cash equivalents
Beginning of period	—	36,884	72,365	—	109,249
End of period	$—	$40,746	$91,231	$—	$131,977

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
All forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q. We disclaim any obligation to update or revise these statements unless required by law, and you should not place undue reliance on these forward-looking statements. Although we believe that our plans, intentions and expectations reflected in or suggested by the forward-looking statements we make in this Quarterly Report on Form 10-Q are reasonable, we can give no assurance that these plans, intentions or expectations will be achieved. We disclose important factors that could cause our actual results to differ materially from our expectations in "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the "SEC") on February 28, 2017 and elsewhere in this Quarterly Report on Form 10-Q. These cautionary statements qualify all forward-looking statements attributable to us or persons acting on our behalf.
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
We operate three business segments:

•
Drilling & Subsea segment. This segment designs and manufactures products and provides related services to the drilling, energy subsea construction and services markets, and other markets such as alternative energy, defense and communications. The products and related services consist primarily of: (i) capital equipment and a broad line of expendable drilling products consumed in the drilling process; and (ii) subsea remotely operated vehicles and trenchers, specialty components and tooling, products used in subsea pipeline infrastructure, and a broad suite of complementary subsea technical services and rental items.

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

•
Production & Infrastructure segment. This segment designs, manufactures and supplies products and provides related equipment and services for production and infrastructure markets.  The products and related services consist primarily of: (i) engineered process systems, production equipment and related field services, as well as oil and produced water treatment equipment; and (ii) a wide range of industrial valves focused on serving upstream, midstream, and downstream oil and natural gas customers as well as power and other general industries.

Market Conditions
The level of demand for our products and services is directly related to activity levels and the capital and operating budgets of our customers, which in turn are influenced heavily by energy prices and the expectation as to future trends in those prices. Energy prices have historically been cyclical in nature, as exemplified by the significant decrease in oil prices beginning in the middle of 2014, and are affected by a wide range of factors. The low energy price environment caused a steep reduction in activity and spending by our customers beginning in 2014 through 2016.

Although the probability of any cyclical change in energy prices and the extent and duration of such a change are difficult to predict, there are signs that the market may be recovering from the recent downturn. The announcement in November 2016 by the Organization of Petroleum Exporting Countries and other unaffiliated countries that their production levels would be capped or reduced has led to a modest increase in oil prices. The improvement in oil prices since that announcement and the recent stability of gas prices has resulted in higher drilling and completions activity and spending by our customers in North America, causing us to experience improved revenue and orders during the first quarter of 2017. The volume of rigs drilling for oil and natural gas in North America is a driver for our revenue from this region, and the number of those rigs has increased substantially over the past year and continues to increase. Activity in high cost areas, however, especially offshore and in some international areas, is lagging the recovery in North American onshore activity. The pace and strength of a recovery in energy markets and in our results, however, remain uncertain.
The table below shows average crude oil and natural gas prices for West Texas Intermediate crude oil ("WTI"), United Kingdom Brent crude oil (Brent), and Henry Hub natural gas:

	Three months ended
	March 31,	December 31,	March 31,
	2017	2016	2016
Average global oil, $/bbl
West Texas Intermediate	$51.62	$49.14	$33.35
United Kingdom Brent	$53.59	$49.11	$33.84

Average North American Natural Gas, $/Mcf
Henry Hub	$3.02	$3.04	$1.99
Average WTI and Brent oil prices were 5% and 9% higher, respectively, in the first quarter of 2017 than in the fourth quarter of 2016, and were 55% and 58% higher than in the first quarter of 2016, respectively. Average natural gas prices were approximately flat in the first quarter of 2017 compared to the fourth quarter of 2016, and 51% higher than in the first quarter of 2016.

The table below shows the average number of active drilling rigs, based on the weekly Baker Hughes Incorporated rig count, operating by geographic area and drilling for different purposes.

	Three months ended
	March 31,	December 31,	March 31,
	2017	2016	2016
Active Rigs by Location
United States	742	589	551
Canada	295	182	173
International	939	925	1,016
Global Active Rigs	1,976	1,696	1,740

Land vs. Offshore Rigs
Land	1,754	1,465	1,484
Offshore	222	231	256
Global Active Rigs	1,976	1,696	1,740

U.S. Commodity Target
Oil/Gas	593	471	441
Gas	148	117	110
Unclassified	1	1	—
Total U.S. Active Rigs	742	589	551

U.S. Well Path
Horizontal	610	474	435
Vertical	69	63	63
Directional	63	52	53
Total U.S. Active Rigs	742	589	551
The U.S. rig count reached a trough of 404 rigs in the second quarter of 2016. Since then the number of working rigs has increased steadily to 824 rigs at the end of March 2017. As a result of higher oil prices and recent stability of gas prices, the average U.S. rig count increased 26% from the fourth quarter of 2016. A substantial portion of our revenue is impacted by the level of rig activity and the number of wells completed. While the U.S. land rig count has started to recover, it remains low compared to historical norms.
The table below shows the amount of total inbound orders by segment:

(in millions of dollars)	Three months ended
	March 31,	December 31,	March 31,
	2017	2016	2016
Orders:
Drilling & Subsea	$68.4	$65.0	$56.3
Completions	50.1	38.2	30.6
Production & Infrastructure	75.4	79.4	54.1
Total Orders	$193.9	$182.6	$141.0

Results of operations
We made one acquisition in the first quarter of 2017 and no acquisitions in the first quarter of 2016. For additional information about this acquisition, see Note 3 to the condensed consolidated financial statements in Item 1 of Part I of this quarterly report. Due to this acquisition, our results of operations for the 2017 period presented may not be comparable to historical results of operations for the 2016 periods.
Three months ended March 31, 2017 compared with three months ended March 31, 2016

	Three months ended March 31,		Favorable / (Unfavorable)
	2017	2016	$	%
(in thousands of dollars, except per share information)
Revenue:
Drilling & Subsea	$62,065	$65,295	$(3,230)	(4.9)%
Completions	42,169	34,304	7,865	22.9%
Production & Infrastructure	67,579	60,511	7,068	11.7%
Eliminations	(717)	(669)	(48)	*
Total revenue	$171,096	$159,441	$11,655	7.3%
Operating income (loss):
Drilling & Subsea	$(8,992)	$(9,823)	$831	8.5%
Operating income margin %	(14.5)%	(15.0)%
Completions	(2,864)	(6,458)	3,594	55.7%
Operating income margin %	(6.8)%	(18.8)%
Production & Infrastructure	(569)	(1,371)	802	58.5%
Operating income margin %	(0.8)%	(2.3)%
Corporate	(7,808)	(7,227)	(581)	(8.0)%
Total segment operating loss	$(20,233)	$(24,879)	$4,646	18.7%
Operating income margin %	(11.8)%	(15.6)%
Transaction expenses	628	166	(462)	*
Loss (gain) on sale of assets and other	(246)	(32)	214	*
Loss from operations	(20,615)	(25,013)	4,398	17.6%
Interest expense, net	6,580	7,133	553	7.8%
Deferred loan costs written off	—	2,588	2,588	*
Foreign exchange (gains) and other, net	1,546	(1,380)	(2,926)	*
Other (income) expense, net	8,126	8,341	215	*
Loss before income taxes	(28,741)	(33,354)	4,613	13.8%
Income tax benefit	(12,973)	(10,406)	2,567	24.7%
Net loss	(15,768)	(22,948)	7,180	31.3%
Less: Income (loss) attributable to non-controlling interest	—	(5)	5	*
Loss attributable to common stockholders	$(15,768)	$(22,943)	$7,175	31.3%

Weighted average shares outstanding
Basic	95,860	90,477
Diluted	95,860	90,477
Loss per share
Basic	$(0.16)	$(0.25)
Diluted	$(0.16)	$(0.25)
* not meaningful

Revenue
Our revenue for the three months ended March 31, 2017 increased $11.7 million, or 7.3%, to $171.1 million compared to the three months ended March 31, 2016. In general, the increase in revenue is due to the higher market activity resulting from higher commodity prices. For the three months ended March 31, 2017, our Drilling & Subsea segment, Completions segment, and Production & Infrastructure segment comprised 36.3%, 24.3%, and 39.4% of our total revenue, respectively, which compared to 41.0%, 21.1%, and 37.9% of total revenue, respectively, for the three months ended March 31, 2016. The changes in revenue by operating segment consisted of the following:
Drilling & Subsea segment — Revenue decreased $3.2 million, or 4.9%, to $62.1 million during the three months ended March 31, 2017 compared to the three months ended March 31, 2016. Revenue decreased by approximately $10 million primarily due to lower volume of sales and lower demand for our remotely operated vehicles and associated systems and other offshore products, which was largely attributable to reduced investment in global offshore projects. This decrease in segment revenue is partially offset by increased sales volumes of our drilling products caused by the 35% increase in average U.S. rig count compared to the prior year period. In our drilling products, the increase was substantially all volume driven as we had particularly strong increases in drilling consumable products, such as our drilling mud pump upgrade packages.
Completions segment — Revenue increased $7.9 million, or 22.9%, to $42.2 million during the three months ended March 31, 2017 compared to the three months ended March 31, 2016. There has been an increase in market demand for our stimulation and intervention products and equipment from increased commodity prices that drove the average U.S. rig count higher by 35% over the same prior year period. Substantially all of the increase in segment revenue was attributable to higher volumes, as the market experienced higher completions activity, primarily in North America.
Production & Infrastructure segment — Revenue increased $7.1 million, or 11.7%, to $67.6 million during the three months ended March 31, 2017 compared to the three months ended March 31, 2016. The increase in drilling and completions budgets have led to increased sales of our surface production equipment and valve products. Approximately $4 million of the increase is attributable to higher sales volumes in our activity-based production equipment. The remaining segment revenue increase was due to higher sales of valves, almost entirely driven by our acquisition of Cooper in the first quarter of 2017.
Segment operating loss and segment operating margin percentage
Segment operating loss for the three months ended March 31, 2017, improved $4.6 million from $(24.9) million for the three months ended March 31, 2016 to $(20.2) million for the three months ended March 31, 2017. The segment operating margin percentage is calculated by dividing segment operating loss by revenue for the period. For the three months ended March 31, 2017, the segment operating margin percentage of (11.8)% represents an improvement from the (15.6)% operating margin percentage for three months ended March 31, 2016. The change in operating margin percentage for each segment is explained as follows:
Drilling & Subsea segment — The operating margin percentage for this segment improved to (14.5)% for the three months ended March 31, 2017, from (15.0)% for the three months ended March 31, 2016. The first quarter of 2017 and 2016 included $0.3 million and $0.5 million, respectively of severance and facility closure costs incurred to reduce our cost structure. Operating margins improved in our drilling product line due to higher activity levels, which caused an improvement in manufacturing scale efficiencies, as well as a better mix of higher margin product sales. For the segment, the margin improvement for drilling products were partially offset with lower margins for our subsea products due to lower revenue levels resulting in less absorption of manufacturing costs compared to the prior year period.
Completions segment — The operating margin percentage for this segment improved to (6.8)% for the three months ended March 31, 2017, from (18.8)% for the three months ended March 31, 2016. The increase in operating margin percentage is due to increased operating leverage on higher revenue and higher volumes. Lastly, operating income (loss) was positively impacted by better earnings from our investment in Global Tubing, LLC.
Production & Infrastructure segment — The operating margin percentage for this segment improved to (0.8)% for the three months ended March 31, 2017, from (2.3)% for the three months ended March 31, 2016. The first quarter of 2017 and 2016 included $0.2 million and $2.0 million, respective of costs related to facility consolidation. Operating margin has remained consistent with prior year when taking into consideration the facility consolidation costs in the prior year period.
Corporate — Selling, general and administrative expenses for Corporate increased by $0.6 million, or (8.0)% to $7.8 million, for the three months ended March 31, 2017 compared to the three months ended March 31, 2016, due to higher personnel costs and higher professional fees. Corporate costs include, among other items, payroll related costs for general management and management of finance and administration, legal, human resources; professional fees for legal, accounting and related services; and marketing costs.
Other items not included in segment operating loss
Several items are not included in segment operating loss, but are included in total operating loss. These items include transaction expenses, and gains and losses from the sale of assets. Transaction expenses relate to legal and other advisory costs incurred in acquiring businesses and are not considered to be part of segment operating loss. These costs were $0.6 million for the three months ended March 31, 2017 and $0.2 million for the three months ended March 31, 2016.
Other income and expense
Other income and expense includes interest expense and foreign exchange gains and losses. We incurred $6.6 million of interest expense during the three months ended March 31, 2017, a decrease of $0.6 million from the three months ended March 31, 2016 primarily due to lower commitment fees on the reduced size of undrawn revolving credit line. The foreign exchange gains or losses are primarily the result of movements in the British pound and the Euro relative to the U.S. dollar. These movements in the exchange rates create foreign exchange gains or losses when applied to assets or liabilities denominated in currencies other than the location’s functional currency. The primary drivers impacting our consolidated statements of comprehensive income (loss) were gains on U.S. dollar denominated cash, trade account receivables and net intercompany receivable balances for our entities using a functional currency other than U.S. dollar. We wrote off $2.6 million of deferred financing costs as a result of the amendment of our Credit Facility in the first quarter of 2016 reducing the size of the undrawn revolving credit line.
Taxes
Tax expense includes current income taxes expected to be due based on taxable income to be reported during the periods in the various jurisdictions in which we conduct business, and deferred income taxes based on changes in the tax effect of temporary differences between the bases of assets and liabilities for financial reporting and tax purposes at the beginning and end of the respective periods. The effective tax rate, calculated by dividing total tax expense by income before income taxes, was 45.1% for the three months ended March 31, 2017 and 31.2% for the three months ended March 31, 2016. Impacting the tax rate for the three months ended March 31, 2017 was the implementation of new accounting guidance related to employee share-based compensation accounting. This new guidance now requires that all excess tax benefits and tax deficiencies be recognized as income tax expense or benefit in the income statement. The Company had a benefit of $2.4 million from share-based compensation awards in the three months ended March 31, 2017, resulting in an increase in the tax benefit rate for the period on the pre-tax loss. Further, the tax rate is higher than the prior year comparable period because of the change in the proportion of losses being generated in the United States, which are benefited at a higher statutory tax rate, as compared to earnings being generated outside the United States in jurisdictions subject to lower tax rates. The effective tax rate can vary from period to period depending on the Company's relative mix of U.S. and non-U.S. earnings.
Liquidity and capital resources
Sources and uses of liquidity
At March 31, 2017, we had cash and cash equivalents of $204.9 million and total debt of $399.2 million. We believe that cash on hand and cash generated from operations will be sufficient to fund operations, working capital needs, capital expenditure requirements and financing obligations for the foreseeable future.
We intend to elect to carry back our 2016 U.S. net operating loss to recover taxes paid in earlier periods, and we expect to receive a tax refund of approximately $33 million in 2017.
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
Although we do not budget for acquisitions, pursuing growth through acquisitions is a significant part of our business strategy. We expanded and diversified our product portfolio with the acquisition of one business in the first quarter of 2017 for total consideration of $14.5 million. We used cash on hand and stock to finance this acquisition. We continue to actively review acquisition opportunities on an ongoing basis. Our ability to make significant additional acquisitions for cash may require us to obtain additional equity or debt financing, which we may not be able to obtain on terms acceptable to us or at all.
Our cash flows for the three months ended March 31, 2017 and 2016 are presented below (in millions):

	Three Months Ended March 31,
	2017	2016
Net cash (used in) provided by operating activities	$(15.0)	$26.9
Net cash used in investing activities	(13.2)	(4.0)
Net cash used in financing activities	(3.5)	(0.5)
Net increase (decrease) in cash and cash equivalents	$(29.5)	$22.7
Cash flows (used in) provided by operating activities
Net cash (used in) provided by operating activities was $(15.0) million and $26.9 million for the three months ended March 31, 2017 and 2016, respectively. Cash provided by operations decreased as a result of sequential increases in investments in working capital in the first quarter of 2017 compared to reductions in working capital in the same period in 2016. The change in working capital in the first quarter of 2017 is primarily due to investment in inventory in anticipation of the recovery, and increased accounts receivable due to higher revenue.
Cash flows used in investing activities
Net cash used in investing activities was $13.2 million and $4.0 million for the three months ended March 31, 2017 and 2016, respectively. The increase was primarily due to $8.7 million in consideration paid for acquisitions in the first quarter of 2017 compared to no consideration paid for an acquisition in the first quarter of 2016. Capital expenditures for the three months ended March 31, 2017 were $3.5 million as compared to $4.3 million for the comparable prior period as we have reduced our capital budgets to maintenance levels. Investment in unconsolidated subsidiary for the three months ended March 31, 2017 was $1.0 million as compared to no investment for the comparable prior period.
Cash flows used in financing activities
Net cash used in financing activities was $3.5 million for the three months ended March 31, 2017, compared to $0.5 million for the three months ended March 31, 2016. The increase primarily resulted from cash paid related to shares withheld for taxes on stock based compensation of $4.4 million in the three months ended March 31, 2017, compared to $0.8 million in the three months ended March 31, 2016.
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
Credit Facility
On February 25, 2016, we amended our credit facility with Wells Fargo Bank, National Association, as administrative agent, and several financial institutions as lenders to reduce lender commitments to $200.0 million. On December 12, 2016, we further amended the Credit Facility to, among other things, reduce revolving credit line commitments from $200.0 million to $140.0 million, including up to $25.0 million available for letters of credit and up to $10.0 million in swingline loans. Availability is subject to a borrowing base calculated by reference to eligible accounts receivable in the United States, United Kingdom and Canada, eligible inventory in the United States, and cash on hand.

There have been no changes to the Amended Credit Facility financial covenants disclosed in Item 7 of our 2016 Annual Report on Form 10-K. As of March 31, 2017, we were in compliance with all financial covenants. At March 31, 2017 and December 31, 2016, we had no borrowings outstanding under our Credit Facility. At March 31, 2017 we had $18.3 million of outstanding letters of credit. Subsequent to March 31, 2017, upon the completion of the bank's borrowing base audit, we had the capacity to borrow an additional $102.6 million subject to certain limitations in the Amended Credit Facility. Our borrowing capacity under the Amended Credit Facility could be reduced or eliminated, depending on our future EBITDA.
Off-balance sheet arrangements
As of March 31, 2017, we had no off-balance sheet instruments or financial arrangements, other than operating leases and letters of credit entered into in the ordinary course of business.
Contractual obligations
Except for net repayments under the Amended Credit Facility, as of March 31, 2017, there have been no material changes in our contractual obligations and commitments disclosed in the Annual Report.
Critical accounting policies and estimates
There have been no material changes in our critical accounting policies and procedures during the three months ended March 31, 2017. For a detailed discussion of our critical accounting policies and estimates, refer to our 2016 Annual Report on Form 10-K.
For recent accounting pronouncement, refer to Note 2 Recent accounting pronouncements in Part I, Item 1, Financial Statements.

Item 3. Quantitative and qualitative disclosures about market risk
We are currently exposed to market risk from changes in foreign currency and changes in interest rates. From time to time, we may enter into derivative financial instrument transactions to manage or reduce our market risk, but we do not enter into derivative transactions for speculative purposes.
There have been no significant changes to our market risk since December 31, 2016. For a discussion of our exposure to market risk, refer to Part II, Item 7(a), “Quantitative and Qualitative Disclosures About Market Risk,” in our 2016 Annual Report on Form 10-K.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our management, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b) as of March 31, 2017. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2017 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Share repurchases

Our Board of Directors authorized on October 27, 2014, a share repurchase program for the repurchase of outstanding shares of our Common Stock having an aggregate purchase price of up to $150 million. Our credit facility prohibits us from repurchasing shares.

The shares of common stock purchased and placed in treasury during the three months ended March 31, 2017 is provided in the table below. 12,504 shares were purchased during the three months ended March 31, 2017 from employees in connection with the settlement of income tax and related benefit withholding obligations arising from the vesting of restricted stock grants.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plan or programs	Maximum value of shares that may yet be purchased under the plan or program (in thousands)
January 1, 2017 - January 31, 2017	3,136	$22.00	—	$49,752
February 1, 2017 - February 28, 2017	9,368	$20.10	—	—
March 1, 2017 - March 31, 2017	—	$—	—	—
Total	12,504	$20.58	—	$49,752

Acquisition of Innovative Valve Components

On January 9, 2017, we acquired all of the issued and outstanding partnership interests of Innovative Valve Components. As partial consideration for the acquisition we issued 196,249 shares of our common stock. The issuance of our common stock was exempt from registration under the Securities Act pursuant to Rule 4(a)(2) thereof and the safe harbor provided by Rule 506 of Regulation D promulgated thereunder.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
None.

Item 6. Exhibits

Exhibit
Number		DESCRIPTION

10.1*	—	Form of Restricted Stock Agreement (Directors).

10.2*	—	Form of Restricted Stock Unit Agreement (Directors).

10.3*	—	Form of Restricted Stock Unit Agreement (Employees and Consultants - Group 1)

10.4*	—	Form of Restricted Stock Unit Agreement (Employees and Consultants - Group 2)

10.5*	—	Form of Nonstatutory Stock Option Agreement (Employees and Consultants).

10.6*	—	Form of Performance Share Award Agreement (Employees and Consultants).

31.1*	—	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	—	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	—	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	—	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	—	XBRL Instance Document.

101.SCH*	—	XBRL Taxonomy Extension Schema Document.

101.CAL*	—	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB*	—	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	—	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF*	—	XBRL Taxonomy Extension Definition Linkbase Document.

* Filed herewith.

** Furnished herewith.

SIGNATURES
As required by Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has authorized this report to be signed on its behalf by the undersigned authorized individuals.

FORUM ENERGY TECHNOLOGIES, INC.
Date:	May 2, 2017	By:	/s/ James W. Harris
James W. Harris
Executive Vice President and Chief Financial Officer
(As Duly Authorized Officer and Principal Financial Officer)

		By:	/s/ Tylar K. Schmitt
Tylar K. Schmitt
Vice President and Chief Accounting Officer
(As Duly Authorized Officer and Principal Accounting Officer)