Form 10-Q
period 2017-06-30
FORUM ENERGY TECHNOLOGIES, INC.
filed 2017-08-01
CIK 1401257

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________________
FORM 10-Q
___________________________________

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2017
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
Smaller reporting company ☐
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of July 31, 2017, there were 96,580,501 common shares outstanding.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
Forum Energy Technologies, Inc. and subsidiaries
Condensed consolidated statements of comprehensive income (loss)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
(in thousands, except per share information)	2017	2016	2017	2016
Net sales	$201,115	$142,723	$372,211	$302,164
Cost of sales	151,860	137,442	283,977	262,326
Gross profit	49,255	5,281	88,234	39,838
Operating expenses
Selling, general and administrative expenses	61,895	58,263	122,569	118,276
Transaction expenses	245	64	873	230
Goodwill impairment	68,004	—	68,004	—
Loss on sale of assets and other	1,635	48	1,389	16
Total operating expenses	131,779	58,375	192,835	118,522
Earnings from equity investment	2,568	216	4,030	793
Operating loss	(79,956)	(52,878)	(100,571)	(77,891)
Other expense (income)
Interest expense	6,385	6,785	12,965	13,918
Deferred financing costs written off	—	—	—	2,588
Foreign exchange losses (gains) and other, net	2,602	(10,014)	4,148	(11,394)
Total other expense (income)	8,987	(3,229)	17,113	5,112
Loss before income taxes	(88,943)	(49,649)	(117,684)	(83,003)
Benefit for income tax expense	(11,070)	(21,147)	(24,043)	(31,553)
Net loss	(77,873)	(28,502)	(93,641)	(51,450)
Less: Income attributable to noncontrolling interest	—	35	—	30
Net loss attributable to common stockholders	(77,873)	(28,537)	(93,641)	(51,480)

Weighted average shares outstanding
Basic	96,170	90,707	96,016	90,592
Diluted	96,170	90,707	96,016	90,592
Loss per share
Basic	$(0.81)	$(0.31)	$(0.98)	$(0.57)
Diluted	$(0.81)	$(0.31)	$(0.98)	$(0.57)

Other comprehensive income (loss), net of tax:
Net loss	(77,873)	(28,502)	(93,641)	(51,450)
Change in foreign currency translation, net of tax of $0	15,325	(22,847)	22,547	(19,375)
Gain (loss) on pension liability	(82)	24	(97)	(19)
Comprehensive loss	(62,630)	(51,325)	(71,191)	(70,844)
Less: comprehensive income attributable to noncontrolling interests	—	(36)	—	(129)
Comprehensive loss attributable to common stockholders	$(62,630)	$(51,361)	$(71,191)	$(70,973)
The accompanying notes are an integral part of these condensed consolidated financial statements.

Forum Energy Technologies, Inc. and subsidiaries
Condensed consolidated balance sheets
(Unaudited)

(in thousands, except share information)	June 30, 2017	December 31, 2016
Assets
Current assets
Cash and cash equivalents	$220,470	$234,422
Accounts receivable—trade, net	145,341	105,268
Inventories, net	364,783	338,583
Income tax receivable	1,872	32,801
Prepaid expenses and other current assets	27,229	29,443
Costs and estimated profits in excess of billings	7,439	9,199
Total current assets	767,134	749,716
Property and equipment, net of accumulated depreciation	149,418	152,212
Deferred financing costs, net	809	1,112
Intangible assets	213,312	216,418
Goodwill	595,833	652,743
Investment in unconsolidated subsidiary	62,510	59,140
Deferred income taxes, net	3,945	851
Other long-term assets	2,883	3,000
Total assets	$1,795,844	$1,835,192
Liabilities and equity
Current liabilities
Current portion of long-term debt	$1,143	$124
Accounts payable—trade	113,947	73,775
Accrued liabilities	56,703	55,604
Deferred revenue	8,841	8,338
Billings in excess of costs and profits recognized	1,116	4,004
Total current liabilities	181,750	141,845
Long-term debt, net of current portion	398,090	396,747
Deferred income taxes, net	5,005	26,185
Other long-term liabilities	35,183	34,654
Total liabilities	620,028	599,431
Commitments and contingencies
Equity
Common stock, $0.01 par value, 296,000,000 shares authorized, 104,697,800 and 103,682,128 shares issued	1,047	1,037
Additional paid-in capital	1,010,271	998,169
Treasury stock at cost, 8,187,432 and 8,174,963 shares	(134,248)	(133,941)
Retained earnings	404,533	498,174
Accumulated other comprehensive loss	(105,787)	(128,237)
Total stockholders’ equity	1,175,816	1,235,202
Noncontrolling interest in subsidiary	—	559
Total equity	1,175,816	1,235,761
Total liabilities and equity	$1,795,844	$1,835,192
The accompanying notes are an integral part of these condensed consolidated financial statements.

Forum Energy Technologies, Inc. and subsidiaries
Condensed consolidated statements of cash flows
(Unaudited)

	Six Months Ended June 30,
(in thousands, except share information)	2017	2016
Cash flows from operating activities
Net loss	$(93,641)	$(51,450)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation expense	17,226	18,329
Amortization of intangible assets	13,104	13,231
Goodwill impairment	68,004	—
Share-based compensation expense	9,850	10,322
Inventory write down	769	22,733
Deferred income taxes	(24,435)	(33,412)
Deferred loan cost written off	—	2,588
Earnings from equity investment, net of distributions	(2,329)	(389)
Other	3,353	2,068
Changes in operating assets and liabilities
Accounts receivable—trade	(37,644)	41,679
Inventories	(16,800)	27,279
Prepaid expenses and other current assets	2,232	6,342
Income tax receivable	30,929	—
Accounts payable, deferred revenue and other accrued liabilities	35,183	(10,220)
Costs and estimated profits in excess of billings, net	(1,042)	(4,183)
Net cash provided by operating activities	$4,759	$44,917
Cash flows from investing activities
Acquisition of businesses, net of cash acquired	(8,738)	(2,700)
Capital expenditures for property and equipment	(13,020)	(10,040)
Proceeds from sale of business, property and equipment	1,699	3,710
Investment in unconsolidated subsidiary	$(1,041)	$—
Net cash used in investing activities	$(21,100)	$(9,030)
Cash flows from financing activities
Repayment of long term and short term debt	(1,011)	(238)
Net treasury shares withheld	(4,564)	(1,126)
Proceeds from stock issuance	2,020	1,137
Deferred financing costs	—	(513)
Net cash used in financing activities	$(3,555)	$(740)
Effect of exchange rate changes on cash	5,944	(7,167)
Net increase (decrease) in cash and cash equivalents	(13,952)	27,980
Cash and cash equivalents
Beginning of period	234,422	109,249
End of period	$220,470	$137,229
Noncash investing activities
Acquisition via issuance of stock	$4,500	$—

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
In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for the fair statement of the Company's financial position, results of operations and cash flows have been included. Operating results for the six months ended June 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017 or any other interim period.
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
In May 2017, the FASB issued Accounting Standard Updates ("ASU") No. 2017-09 Compensation - Stock Compensation (Topic 718) - Scope of Modification Accounting, which clarifies when to account for a change to the terms or conditions of a share based payment award as a modification. Under the new ASU, an entity should apply modification accounting unless the fair value, the vesting conditions, and the classification of the award as equity or liability of the modified award all remain the same as the original award. The ASU should be adopted prospectively for all entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. Early adoption is permitted. This guidance is not expected to have a material impact on the Company's Consolidated Financial Statements.
In January 2017, the FASB issued ASU No. 2017-04 Intangibles- Goodwill and Other (Topic 350) - Simplifying the Test for Goodwill Impairment, which simplifies the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test where the implied fair value of goodwill needs to be determined and compared to the carrying amount of that goodwill to measure the impairment loss. The Company is required to adopt the amendments in this Update for its annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019 and early adoption is permitted. The Company has early adopted the standard in the first quarter of 2017. During the second quarter of 2017, the Company applied this new ASU to perform the goodwill impairment analysis. See Note 6, Goodwill and intangible assets for more details.
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
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). The comprehensive new standard will supersede existing revenue recognition guidance and require revenue to be recognized when promised goods or services are transferred to customers in amounts that reflect the consideration to which the company expects to be entitled in exchange for those goods or services. Adoption of the new rules could affect the timing of revenue recognition for certain transactions. The guidance permits the entity to use either a full retrospective or modified retrospective transition method. The FASB issued several subsequent updates in 2016 containing implementation guidance related to the new standard. These standards provide additional guidance related to principal versus agent considerations, licensing, and identifying performance obligations. Additionally, these standards provide narrow-scope improvements and practical expedients as well as technical corrections and improvements. Overall, the new guidance is to be effective for the fiscal year beginning after December 15, 2017. Companies are able to early adopt the pronouncement, however not before fiscal years beginning after December 15, 2016. The Company has put in place an implementation team to provide training and to review contracts subject to the new revenue standard. The implementation team continues to review contracts, for the areas identified during the initial impact assessment and monitor the potential impact to the Company’s financial statements and related

Forum Energy Technologies, Inc. and subsidiaries
Notes to condensed consolidated financial statements (continued)
(Unaudited)

disclosures. The Company currently anticipates that it will adopt this standard using the modified retrospective method and elect to apply the revenue standard only to contracts that are not completed as of the date of initial application. The Company has not yet made a final determination on the effect of this new guidance on our internal control over financial reporting or other changes in business practices and processes.
3. Cash and cash equivalents
Cash and cash equivalents at June 30, 2017 are comprised of bank deposits and short-term investments with an original maturity of three months or less, such as money market funds, the fair value of which is based on quoted market prices, a Level 1 fair value measure.
4. Acquisitions
2017 Acquisition

On January 9, 2017, the Company acquired substantially all of the assets of Cooper Valves, LLC as well as 100% of the general partnership interests of Innovative Valve Components (collectively, “Cooper”) for total aggregate consideration of $14.0 million, after settlement of working capital adjustments. The aggregate consideration includes the issuance of stock valued at $4.5 million and certain contingent cash payments. These acquisitions are included in the Production and Infrastructure segment. The acquired Cooper brands include the Accuseal® metal seated ball valves engineered to meet Class VI shut off standards for use in severe service applications, as well as a full line of cast and forged gate, globe, and check valves. Innovative Valve Components, in partnership with Cooper Valves, commercialized critical service valves and components for the power generation, mining and oil and natural gas industries. The fair values of the assets acquired and liabilities assumed have not been presented because they are not material to the consolidated financial statements. Pro forma results of operations for this acquisition have not been presented because the effects were not material to the consolidated financial statements.
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
5. Inventories
The Company's significant components of inventory at June 30, 2017 and December 31, 2016 were as follows (in thousands):

	June 30, 2017	December 31, 2016
Raw materials and parts	$113,152	$106,329
Work in process	38,912	23,303
Finished goods	274,761	277,303
Gross inventories	426,825	406,935
Inventory reserve	(62,042)	(68,352)
Inventories	$364,783	$338,583

Forum Energy Technologies, Inc. and subsidiaries
Notes to condensed consolidated financial statements (continued)
(Unaudited)

6. Goodwill and intangible assets
Goodwill
The changes in the carrying amount of goodwill from December 31, 2016 to June 30, 2017, were as follows (in thousands):

	Drilling & Subsea	Completions	Production & Infrastructure	Total
Goodwill Balance at December 31, 2016	$307,806	$327,293	$17,644	$652,743
Acquisitions, net of dispositions	—	—	1,311	1,311
Impairment	(68,004)	—	—	(68,004)
Impact of non-U.S. local currency translation	7,423	2,248	112	9,783
Goodwill Balance at June 30, 2017	$247,225	$329,541	$19,067	$595,833
The Company performs its annual impairment tests of goodwill as of October 1 or when there is an indication an impairment may have occurred.
In the second quarter of 2017, there was a decline in oil prices and a developing consensus view that production from lower cost oil basins would be sufficient to meet anticipated demand for a longer period, delaying the need for production from higher cost basins. With this indication of further delays in the recovery of the offshore market, the Company performed an impairment test and determined that the carrying value of the goodwill in our Subsea reporting unit was impaired. The Company recorded an impairment charge of $68.0 million for the quarter ended June 30, 2017. Following the impairment charge, at June 30, 2017, the Subsea reporting unit has no remaining balance in goodwill. There was no indication an impairment may have occurred in the other reporting units.

The fair values used in the impairment analysis were determined using the net present value of the expected future cash flows for the reporting unit. During the Company’s goodwill impairment analysis, the Company determines the fair value of the reporting unit, as a whole, using a discounted cash flow analysis, which requires significant assumptions and estimates about future operations. The assumptions about future cash flows and growth rates are based on our current budget for the remainder of the current year, 2018, and for future periods, as well as our strategic plans and management’s beliefs about future activity levels. The discount rate we used for future periods could change substantially if the cost of debt or equity were to significantly increase or decrease, or if we were to choose different comparable companies in determining the appropriate discount rate for our reporting units. Forecasted cash flows in future periods were estimated using a terminal value calculation, which considered long-term earnings growth rates. Accumulated impairment losses on goodwill were $236.8 million and $168.8 million as of June 30, 2017 and December 31, 2016.

Forum Energy Technologies, Inc. and subsidiaries
Notes to condensed consolidated financial statements (continued)
(Unaudited)

Intangible assets
Intangible assets consisted of the following as of June 30, 2017 and December 31, 2016, respectively (in thousands):

	June 30, 2017
	Gross carrying amount	Accumulated amortization	Net amortizable intangibles	Amortization period (in years)
Customer relationships	$275,850	$(126,774)	$149,076	4-15
Patents and technology	39,659	(13,652)	26,007	5-17
Non-compete agreements	6,369	(5,932)	437	3-6
Trade names	46,299	(20,191)	26,108	10-15
Distributor relationships	22,160	(15,706)	6,454	8-15
Trademark	5,230	—	5,230	Indefinite
Intangible Assets Total	$395,567	$(182,255)	$213,312

	December 31, 2016
	Gross carrying amount	Accumulated amortization	Net amortizable intangibles	Amortization period (in years)
Customer relationships	$270,586	$(115,381)	$155,205	4-15
Patents and technology	33,936	(12,225)	21,711	5-17
Non-compete agreements	6,230	(5,594)	636	3-6
Trade names	44,494	(17,944)	26,550	10-15
Distributor relationships	22,160	(15,074)	7,086	8-15
Trademark	5,230	—	5,230	Indefinite
Intangible Assets Total	$382,636	$(166,218)	$216,418
7. Debt
Notes payable and lines of credit as of June 30, 2017 and December 31, 2016 consisted of the following (in thousands):

	June 30, 2017	December 31, 2016
6.25% Senior Notes due October 2021	$400,000	$400,000
Unamortized debt premium	1,786	1,989
Debt issuance cost	(4,773)	(5,324)
Senior secured revolving credit facility	—	—
Other debt	2,220	206
Total debt	399,233	396,871
Less: current maturities	(1,143)	(124)
Long-term debt	$398,090	$396,747
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
The Credit Facility matures in November 2018. As of June 30, 2017 and December 31, 2016, the Company had no borrowings outstanding under the Credit Facility. As of June 30, 2017, the Company had $11.4 million of outstanding letters of credit. At June 30, 2017, the Company had the capacity to borrow an additional $109.5 million subject to certain limitations in the Credit Facility. The Company's borrowing capacity under the Amended Credit Facility could be reduced or eliminated, depending on the future EBITDA. Weighted average interest rates under the Credit Facility for the six months ended June 30, 2017 and twelve months ended December 31, 2016 were approximately 3.00%.
There have been no changes to the financial covenants disclosed in Item 8 of the Annual Report and the Company was in compliance with all financial covenants at June 30, 2017.
8. Income taxes
The Company's effective tax rate was 20.4% for the six months ended June 30, 2017 and 38.0% for the six months ended June 30, 2016. The effective tax rate was 12.4% for the three months ended June 30, 2017 and 42.6% for the three months ended June 30, 2016. Impacting the tax rate for the three and six months ended June 30, 2017 was the impairment loss related to non-tax deductible goodwill, and the change in the proportion of losses being generated in the United States, which are benefited at a higher statutory tax rate, as compared to earnings being generated outside the United States in jurisdictions subject to lower tax rates. Also impacting the tax rate for the six months ended June 30, 2017 was the implementation of new accounting guidance related to employee share-based compensation accounting.
9. Fair value measurements
At June 30, 2017 and December 31, 2016, the Company had no debt outstanding under the Credit Facility. At June 30, 2017, the Company had $11.4 million of outstanding letters of credit.
The fair value of the Company’s Senior Notes is estimated using Level 2 inputs in the fair value hierarchy and is based on quoted prices for those or similar instruments. At June 30, 2017, the fair value and the carrying value of the Company’s Senior Notes approximated $391.7 million and $401.8 million, respectively. At December 31, 2016, the fair value and the carrying value of the Company’s Senior Notes each approximated $402.0 million.
There were no outstanding financial assets as of June 30, 2017 and December 31, 2016 that required measuring the amounts at fair value. The Company did not change its valuation techniques associated with recurring fair value measurements from prior periods and there were no transfers between levels of the fair value hierarchy during the six months ended June 30, 2017.
10. Business segments
The Company reports its results of operations in the following three reportable segments: Drilling & Subsea, Completions and Production & Infrastructure.
In order to better align with the predominant customer base of the segment, the Company has moved management and financial reporting of our fully rotational torque machine operations, which operates under the AMC brand, from the Drilling and Subsea segment to the Completions segment. Prior period financial information has been revised to conform with current period presentation with no impact to total segment operating results.

Forum Energy Technologies, Inc. and subsidiaries
Notes to condensed consolidated financial statements (continued)
(Unaudited)

The amounts indicated below as "Corporate" relate to costs and assets not allocated to the reportable segments. Summary financial data by segment follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Revenue:
Drilling & Subsea	$64,031	$55,120	$125,907	$119,555
Completions	54,511	26,268	96,901	61,527
Production & Infrastructure	83,117	61,823	150,696	122,334
Intersegment eliminations	(544)	(488)	(1,293)	(1,252)
Total Revenue	$201,115	$142,723	$372,211	$302,164

Operating income (loss):
Drilling & Subsea	$(6,367)	$(20,948)	$(14,708)	$(30,674)
Completions	679	(27,609)	(2,837)	(34,163)
Production & Infrastructure	3,435	2,578	2,866	1,206
Corporate	(7,819)	(6,787)	(15,626)	(14,014)
Total segment operating loss	(10,072)	(52,766)	(30,305)	(77,645)
Transaction expenses	245	64	873	230
Goodwill impairment	68,004	—	68,004	—
Loss on sale of assets and other	1,635	48	1,389	16
Operating loss	$(79,956)	$(52,878)	$(100,571)	$(77,891)
A summary of consolidated assets by reportable segment is as follows (in thousands):

	June 30, 2017	December 31, 2016
Assets
Drilling & Subsea	$661,334	$766,234
Completions	714,504	696,208
Production & Infrastructure	221,229	175,940
Corporate	198,777	196,810
Total assets	$1,795,844	$1,835,192
Corporate assets include, among other items, prepaid assets, cash and deferred financing costs.
11. Commitments and contingencies
In the ordinary course of business, the Company is, and in the future could be, involved in various pending or threatened legal actions that may or may not be covered by insurance. Management has reviewed such pending judicial and legal proceedings, the reasonably anticipated costs and expenses in connection with such proceedings, and the availability and limits of insurance coverage, and has established reserves that are believed to be appropriate in light of those outcomes that are considered to be probable and can be reasonably estimated. The reserves accrued at June 30, 2017 and December 31, 2016, respectively, are immaterial. It is management's opinion that the Company's ultimate liability, if any, with respect to these actions is not expected to have a material adverse effect on the Company’s financial position, results of operations or cash flows.

Forum Energy Technologies, Inc. and subsidiaries
Notes to condensed consolidated financial statements (continued)
(Unaudited)

12. Earnings per share
The calculation of basic and diluted earnings per share for each period presented was as follows (dollars and shares in thousands, except per share amounts):

	Three months ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net loss attributable to common stockholders	$(77,873)	$(28,537)	$(93,641)	$(51,480)

Average shares outstanding (basic)	96,170	90,707	96,016	90,592
Common stock equivalents	—	—	—	—
Diluted shares	96,170	90,707	96,016	90,592
Loss per share
Basic loss per share	$(0.81)	$(0.31)	$(0.98)	$(0.57)
Diluted loss per share	$(0.81)	$(0.31)	$(0.98)	$(0.57)
The diluted loss per share calculation excludes all stock options for the three and six months ended June 30, 2017 and June 30, 2016 because there was a net loss for the periods.
13. Stockholders' equity
Share-based compensation
During the six months ended June 30, 2017, the Company granted 278,958 options and 943,447 shares of restricted stock or restricted stock units, which includes 124,213 performance share awards with a market condition. The stock options were granted with an exercise price of $20.10. Of the restricted stock or restricted stock units granted, 763,263 vest ratably over four years on each anniversary of the date of grant. 55,971 shares of restricted stock or restricted stock units were granted to the non-employee members of the Board of Directors, which have a twelve month vesting period from the date of grant. The performance share awards granted may settle for between zero and two shares of the Company's common stock. The number of shares issued pursuant to the performance share awards will be determined based on the total shareholder return of the Company's common stock as compared to a group of peer companies, measured annually over a one year, two year and three-year performance period.
14. Related party transactions
The Company has sold and purchased equipment and services to and from a few affiliates of certain directors. The dollar amounts related to these related party activities are not material to the Company’s condensed consolidated financial statements.
15. Subsequent event
On July 3, 2017, the Company acquired Multilift Welltec, LLC and Multilift Wellbore Technology Limited (collectively, "Multilift") for approximately $40 million in cash consideration. Based in Houston, Texas, Multilift manufactures the patented SandGuardTM and the CycloneTM completion tools. These products extend the useful life of an electrical submersible pump (ESP) by protecting it against sand and other solids. The fair values of the assets acquired and liabilities assumed as well as the pro forma results of operations for this acquisition have not been presented because they are not material to the consolidated financial statements.

Forum Energy Technologies, Inc. and subsidiaries
Notes to condensed consolidated financial statements (continued)
(Unaudited)

16. Condensed consolidating financial statements
The Senior Notes are guaranteed by our domestic subsidiaries which are 100% owned, directly or indirectly, by the Company. The guarantees are full and unconditional, joint and several and on an unsecured basis.

Condensed consolidating statements of comprehensive income (loss)

	Three months ended June 30, 2017
	FET (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
			(in thousands)
Net sales	$—	$172,917	$44,274	$(16,076)	$201,115
Cost of sales	—	132,247	35,207	(15,594)	151,860
Gross profit	—	40,670	9,067	(482)	49,255
Operating expenses
Selling, general and administrative expenses	—	49,840	12,055	—	61,895
Transaction expenses	—	245	—	—	245
Goodwill impairment	—	32,243	35,761	—	68,004
Loss on sale of assets and other	—	1,613	22	—	1,635
Total operating expenses	—	83,941	47,838	—	131,779
Earnings from equity investment	—	2,568	—	—	2,568
Equity earnings from affiliate, net of tax	(73,513)	(39,449)	—	112,962	—
Operating income (loss)	(73,513)	(80,152)	(38,771)	112,480	(79,956)
Other expense (income)
Interest expense (income)	6,708	(159)	(164)	—	6,385
Deferred loan costs written off	—	—	—	—	—
Foreign exchange (gains) losses and other, net	—	(49)	2,651	—	2,602
Total other expense (income)	6,708	(208)	2,487	—	8,987
Income (loss) before income taxes	(80,221)	(79,944)	(41,258)	112,480	(88,943)
Benefit for income tax expense	(2,348)	(6,431)	(2,291)	—	(11,070)
Net income (loss)	(77,873)	(73,513)	(38,967)	112,480	(77,873)
Less: Income (loss) attributable to noncontrolling interest	—	—	—	—	—
Net income (loss) attributable to common stockholders	(77,873)	(73,513)	(38,967)	112,480	(77,873)

Other comprehensive income (loss), net of tax:
Net income (loss)	(77,873)	(73,513)	(38,967)	112,480	(77,873)
Change in foreign currency translation, net of tax of $0	15,325	15,325	15,325	(30,650)	15,325
Change in pension liability	(82)	(82)	(82)	164	(82)
Comprehensive income (loss)	(62,630)	(58,270)	(23,724)	81,994	(62,630)
Less: comprehensive (income) loss attributable to noncontrolling interests	—	—	—	—	—
Comprehensive income (loss) attributable to common stockholders	$(62,630)	$(58,270)	$(23,724)	$81,994	$(62,630)

Forum Energy Technologies, Inc. and subsidiaries
Notes to condensed consolidated financial statements (continued)
(Unaudited)

Condensed consolidating statements of comprehensive income (loss)

	Three months ended June 30, 2016
	FET (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
			(in thousands)
Net sales	$—	$103,062	$50,880	$(11,219)	$142,723
Cost of sales	—	107,801	41,734	(12,093)	137,442
Gross profit	—	(4,739)	9,146	874	5,281
Operating expenses
Selling, general and administrative expenses	—	46,866	11,397	—	58,263
Transaction Expense	—	64	—	—	64
Loss (gain) on sale of assets and other	—	215	(167)	—	48
Total operating expenses	—	47,145	11,230	—	58,375
Earnings from equity investment	—	216	—	—	216
Equity earnings from affiliates, net of tax	(24,128)	7,235	—	16,893	—
Operating income (loss)	(24,128)	(44,433)	(2,084)	17,767	(52,878)
Other expense (income)
Interest expense (income)	6,783	(2)	4	—	6,785
Foreign exchange gains and other, net	—	(451)	(9,563)	—	(10,014)
Total other expense (income)	6,783	(453)	(9,559)	—	(3,229)
Income before income taxes	(30,911)	(43,980)	7,475	17,767	(49,649)
Provision for income tax expense (benefit)	(2,374)	(19,852)	1,079	—	(21,147)
Net income (loss)	(28,537)	(24,128)	6,396	17,767	(28,502)
Less: Income (loss) attributable to noncontrolling interest	—	—	35	—	35
Net income (loss) attributable to common stockholders	(28,537)	(24,128)	6,361	17,767	(28,537)

Other comprehensive income (loss), net of tax:
Net income (loss)	(28,537)	(24,128)	6,396	17,767	(28,502)
Change in foreign currency translation, net of tax of $0	(22,847)	(22,847)	(22,847)	45,694	(22,847)
Change in pension liability	24	24	24	(48)	24
Comprehensive income (loss)	(51,360)	(46,951)	(16,427)	63,413	(51,325)
Less: comprehensive (income) loss attributable to noncontrolling interests	—	—	(36)	—	(36)
Comprehensive income (loss) attributable to common stockholders	$(51,360)	$(46,951)	$(16,463)	$63,413	$(51,361)

Forum Energy Technologies, Inc. and subsidiaries
Notes to condensed consolidated financial statements (continued)
(Unaudited)

Condensed consolidating statements of comprehensive income (loss)

	Six months ended June 30, 2017
	FET (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Revenue	$—	$315,652	$90,676	$(34,117)	$372,211
Cost of sales	—	242,486	75,513	(34,022)	283,977
Gross profit	—	73,166	15,163	(95)	88,234
Operating expenses
Selling, general and administrative expenses	—	97,903	24,666	—	122,569
Transaction expenses	—	762	111	—	873
Goodwill impairment	—	32,243	35,761	—	68,004
Loss on sale of assets and other	—	1,342	47	—	1,389
Total operating expenses	—	132,250	60,585	—	192,835
Earnings from equity investment	—	4,030	—	—	4,030
Equity earnings from affiliates, net of tax	(84,948)	(44,576)	—	129,524	—
Operating income (loss)	(84,948)	(99,630)	(45,422)	129,429	(100,571)
Other expense (income)
Interest expense (income)	13,374	(186)	(223)	—	12,965
Deferred loan costs written off	—	—	—	—	—
Foreign exchange (gains) losses and other, net	—	(186)	4,334	—	4,148
Total other expense (income)	13,374	(372)	4,111	—	17,113
Income (loss) before income taxes	(98,322)	(99,258)	(49,533)	129,429	(117,684)
Provision (benefit) for income tax expense	(4,681)	(14,310)	(5,052)	—	(24,043)
Net income (loss)	(93,641)	(84,948)	(44,481)	129,429	(93,641)
Less: Income (loss) attributable to noncontrolling interest	—	—	—	—	—
Net income (loss) attributable to common stockholders	(93,641)	(84,948)	(44,481)	129,429	(93,641)

Other comprehensive income (loss), net of tax:
Net income (loss)	(93,641)	(84,948)	(44,481)	129,429	(93,641)
Change in foreign currency translation, net of tax of $0	22,547	22,547	22,547	(45,094)	22,547
Change in pension liability	(97)	(97)	(97)	194	(97)
Comprehensive income (loss)	(71,191)	(62,498)	(22,031)	84,529	(71,191)
Less: comprehensive (income) loss attributable to noncontrolling interests	—	—	—	—	—
Comprehensive income (loss) attributable to common stockholders	$(71,191)	$(62,498)	$(22,031)	$84,529	$(71,191)

Forum Energy Technologies, Inc. and subsidiaries
Notes to condensed consolidated financial statements (continued)
(Unaudited)

Condensed consolidating statements of comprehensive income (loss)

	Six Months Ended June 30, 2016
	FET (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Revenue	$—	$220,377	$106,514	$(24,727)	$302,164
Cost of sales	—	200,417	86,864	(24,955)	262,326
Gross profit	—	19,960	19,650	228	39,838
Operating expenses
Selling, general and administrative expenses	—	94,530	23,746	—	118,276
Transaction expenses	—	230	—	—	230
Loss (gain) on sale of assets and other	—	180	(164)	—	16
Total operating expenses	—	94,940	23,582	—	118,522
Earnings from equity investment	—	793	—	—	793
Equity earnings from affiliates, net of tax	(40,741)	6,147	—	34,594	—
Operating income (loss)	(40,741)	(68,040)	(3,932)	34,822	(77,891)
Other expense (income)
Interest expense (income)	13,931	(16)	3	—	13,918
Deferred loan costs written off	2,588	—	—	—	2,588
Foreign exchange gains and other, net	—	(533)	(10,861)	—	(11,394)
Total other expense (income)	16,519	(549)	(10,858)	—	5,112
Income (loss) before income taxes	(57,260)	(67,491)	6,926	34,822	(83,003)
Provision (benefit) for income tax expense	(5,780)	(26,750)	977	—	(31,553)
Net income (loss)	(51,480)	(40,741)	5,949	34,822	(51,450)
Less: Income (loss) attributable to noncontrolling interest	—	—	30	—	30
Net income (loss) attributable to common stockholders	(51,480)	(40,741)	5,919	34,822	(51,480)

Other comprehensive income (loss), net of tax:
Net income (loss)	(51,480)	(40,741)	5,949	34,822	(51,450)
Change in foreign currency translation, net of tax of $0	(19,375)	(19,375)	(19,375)	38,750	(19,375)
Change in pension liability	(19)	(19)	(19)	38	(19)
Comprehensive income (loss)	(70,874)	(60,135)	(13,445)	73,610	(70,844)
Less: comprehensive (income) loss attributable to noncontrolling interests	—	—	(129)	—	(129)
Comprehensive income (loss) attributable to common stockholders	$(70,874)	$(60,135)	$(13,574)	$73,610	$(70,973)

Forum Energy Technologies, Inc. and subsidiaries
Notes to condensed consolidated financial statements (continued)
(Unaudited)

Condensed consolidating balance sheets

	June 30, 2017
	FET (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
			(in thousands)
Assets
Current assets
Cash and cash equivalents	$262	$137,943	$82,265	$—	$220,470
Accounts receivable—trade, net	—	115,793	29,548	—	145,341
Inventories	—	300,316	73,002	(8,535)	364,783
Income tax receivable	—	1,872	—	—	1,872
Cost and profits in excess of billings	—	5,818	1,621	—	7,439
Other current assets	—	17,894	9,335	—	27,229
Total current assets	262	579,636	195,771	(8,535)	767,134
Property and equipment, net of accumulated depreciation	—	124,960	24,458	—	149,418
Deferred financing costs, net	809	—	—	—	809
Deferred income taxes, net	—	—	3,945	—	3,945
Intangibles	—	163,028	50,284	—	213,312
Goodwill	—	450,625	145,208	—	595,833
Investment in unconsolidated subsidiary	—	62,510	—	—	62,510
Investment in affiliates	1,019,604	435,700	—	(1,455,304)	—
Long-term advances to affiliates	558,770	—	80,616	(639,386)	—
Other long-term assets	—	2,228	655	—	2,883
Total assets	$1,579,445	$1,818,687	$500,937	$(2,103,225)	$1,795,844
Liabilities and equity
Current liabilities
Current portion of long-term debt	$—	$1,035	$108	$—	$1,143
Accounts payable—trade	—	96,789	17,158	—	113,947
Accrued liabilities	6,616	40,727	9,360	—	56,703
Deferred revenue	—	4,228	4,613	—	8,841
Billings in excess of costs and profits	—	509	607	—	1,116
Total current liabilities	6,616	143,288	31,846	—	181,750
Long-term debt, net of current portion	397,013	1,042	35	—	398,090
Long-term payables to affiliates	—	639,386	—	(639,386)	—
Deferred income taxes, net	—	—	5,005	—	5,005
Other long-term liabilities	—	15,367	19,816	—	35,183
Total liabilities	403,629	799,083	56,702	(639,386)	620,028

Total stockholder's equity	1,175,816	1,019,604	444,235	(1,463,839)	1,175,816
Noncontrolling interest in subsidiary	—	—	—	—	—
Equity	1,175,816	1,019,604	444,235	(1,463,839)	1,175,816
Total liabilities and equity	$1,579,445	$1,818,687	$500,937	$(2,103,225)	$1,795,844

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

Forum Energy Technologies, Inc. and subsidiaries
Notes to condensed consolidated financial statements (continued)
(Unaudited)

Condensed consolidating statements of cash flows

	Six months ended June 30, 2017
	FET (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries		Eliminations	Consolidated
			(in thousands)
Cash flows from (used in) operating activities	$(9,897)	$14,603	$53		$—	$4,759
Cash flows from investing activities
Acquisition of businesses, net of cash acquired	—	(8,738)	—		—	(8,738)
Capital expenditures for property and equipment	—	(11,147)	(1,873)		—	(13,020)
Investment in unconsolidated subsidiary	—	(1,041)	—	—	—	(1,041)
Long-term loans and advances to affiliates	12,638	12,901	—		(25,539)	—
Other	—	1,699	—		—	1,699
Net cash provided by (used in) investing activities	$12,638	$(6,326)	$(1,873)		$(25,539)	$(21,100)
Cash flows from financing activities
Repayment of long-term and short-term debt	—	(971)	(40)		—	(1,011)
Long-term loans and advances to affiliates	—	(12,638)	(12,901)		25,539	—
Net treasury shares withheld	(4,564)	—	—		—	(4,564)
Proceeds from stock issuance	2,020	—	—		—	2,020
Net cash provided by (used in) financing activities	$(2,544)	$(13,609)	$(12,941)		$25,539	$(3,555)
Effect of exchange rate changes on cash	—	—	5,944		—	5,944
Net increase (decrease) in cash and cash equivalents	197	(5,332)	(8,817)		—	(13,952)
Cash and cash equivalents
Beginning of period	65	143,275	91,082		—	234,422
End of period	$262	$137,943	$82,265		$—	$220,470

Forum Energy Technologies, Inc. and subsidiaries
Notes to condensed consolidated financial statements (continued)
(Unaudited)

Condensed consolidating statements of cash flows

	Six Months Ended June 30, 2016
	FET (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
			(in thousands)
Cash flows from (used in) operating activities	$(8,981)	$34,792	$39,106	$(20,000)	$44,917
Cash flows from investing activities
Acquisition of businesses, net of cash acquired	—	(2,700)	—	—	(2,700)
Capital expenditures for property and equipment	—	(7,455)	(2,585)	—	(10,040)
Long-term loans and advances to affiliates	9,483	1,483	—	(10,966)	—
Other	—	3,354	356	—	3,710
Net cash provided by (used in) investing activities	$9,483	$(5,318)	$(2,229)	$(10,966)	$(9,030)
Cash flows from financing activities
Repayment of long-term debt	—	(238)	—	—	(238)
Long-term loans and advances to affiliates	—	(9,483)	(1,483)	10,966	—
Dividend paid to affiliates	—	—	(20,000)	20,000	—
Other	(502)	—	—	—	(502)
Net cash provided by (used in) financing activities	$(502)	$(9,721)	$(21,483)	$30,966	$(740)
Effect of exchange rate changes on cash	—	—	(7,167)	—	(7,167)
Net increase (decrease) in cash and cash equivalents	—	19,753	8,227	—	27,980
Cash and cash equivalents
Beginning of period	—	36,884	72,365	—	109,249
End of period	$—	$56,637	$80,592	$—	$137,229

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

The probability of any cyclical change in energy prices and the extent and duration of such a change are difficult to predict. In November 2016 the Organization of Petroleum Exporting Countries and other unaffiliated countries announced that their production levels would be capped or reduced, which led to a modest increase in oil prices in late 2016 and early 2017. These increases in prices and the expectation of an improvement in supply and demand balance led to higher drilling and completions activity and spending by our customers primarily in North America. The volume of rigs drilling for oil and natural gas in North America is a driver for our revenue from this region, and the number of those rigs has increased substantially over the past year. Exploration and production operators have continued to drill and complete wells even though oil prices have fluctuated recently, due to improved well economics derived from concentrating activity in basins with the best economics, and enhanced drilling and completion techniques. This increased activity has caused us to experience improved revenue and orders during the first half of 2017. Activity in high cost areas, however, especially offshore and in some international areas, is lagging the recovery in North American onshore activity. The pace and strength of a recovery in energy markets and in our results remain uncertain.
The table below shows average crude oil and natural gas prices for West Texas Intermediate crude oil ("WTI"), United Kingdom Brent crude oil ("Brent"), and Henry Hub natural gas:

	Three months ended
	June 30,	March 31,	June 30,
	2017	2017	2016
Average global oil, $/bbl
West Texas Intermediate	$48.10	$51.62	$45.46
United Kingdom Brent	$49.55	$53.59	$45.57

Average North American Natural Gas, $/Mcf
Henry Hub	$3.08	$3.02	$2.15
Average WTI and Brent oil prices were 7% and 8% lower, respectively, in the second quarter of 2017 than in the first quarter of 2017, and were 6% and 9% higher than in the second quarter of 2016, respectively. Average natural gas prices were 2% higher in the second quarter of 2017 compared to the first quarter of 2017, and 43% higher than in the second quarter of 2016.

The table below shows the average number of active drilling rigs, based on the weekly Baker Hughes Incorporated rig count, operating by geographic area and drilling for different purposes.

	Three months ended
	June 30,	March 31,	June 30,
	2017	2017	2016
Active Rigs by Location
United States	895	742	422
Canada	117	295	48
International	958	939	943
Global Active Rigs	1,970	1,976	1,413

Land vs. Offshore Rigs
Land	1,748	1,754	1,164
Offshore	222	222	249
Global Active Rigs	1,970	1,976	1,413

U.S. Commodity Target
Oil/Gas	717	593	334
Gas	177	148	87
Unclassified	1	1	1
Total U.S. Active Rigs	895	742	422

U.S. Well Path
Horizontal	751	610	326
Vertical	77	69	51
Directional	67	63	45
Total U.S. Active Rigs	895	742	422
The U.S. rig count reached a trough of 404 rigs in the second quarter of 2016. Since then the number of working rigs has increased to 940 rigs at the end of June 2017. The average U.S. rig count increased 21% from the first quarter of 2017. A substantial portion of our revenue is impacted by the level of rig activity and the number of wells completed. While the U.S. land rig count has continued to recover, it remains low compared to historical norms.
The table below shows the amount of total inbound orders by segment:

(in millions of dollars)	Three months ended June 30,		Six months ended June 30, 2017
	2017	2016	2017	2016
Orders:
Drilling & Subsea	$53.5	$48.3	$120.8	$104.5
Completions	67.2	28.2	118.4	58.9
Production & Infrastructure	93.4	51.8	168.8	105.9
Total Orders	$214.1	$128.3	$408.0	$269.3

Results of operations
Three months ended June 30, 2017 compared with three months ended June 30, 2016

	Three months ended June 30,		Favorable / (Unfavorable)
	2017	2016	$	%
(in thousands of dollars, except per share information)
Revenue:
Drilling & Subsea	$64,031	$55,120	$8,911	16.2%
Completions	54,511	26,268	28,243	107.5%
Production & Infrastructure	83,117	61,823	21,294	34.4%
Eliminations	(544)	(488)	(56)	*
Total revenue	$201,115	$142,723	$58,392	40.9%
Operating income (loss):
Drilling & Subsea	$(6,367)	$(20,948)	$14,581	69.6%
Operating income margin %	(9.9)%	(38.0)%
Completions	679	(27,609)	28,288	102.5%
Operating income margin %	1.2%	(105.1)%
Production & Infrastructure	3,435	2,578	857	33.2%
Operating income margin %	4.1%	4.2%
Corporate	(7,819)	(6,787)	(1,032)	(15.2)%
Total segment operating loss	$(10,072)	$(52,766)	$42,694	80.9%
Operating income margin %	(5.0)%	(37.0)%
Transaction expenses	245	64	(181)	*
Goodwill impairment	68,004	—	(68,004)	*
Loss on sale of assets and other	1,635	48	(1,587)	*
Operating loss	(79,956)	(52,878)	(27,078)	(51.2)%
Interest expense, net	6,385	6,785	400	5.9%
Foreign exchange losses (gains) and other, net	2,602	(10,014)	(12,616)	*
Other (income) expense, net	8,987	(3,229)	(12,216)	*
Loss before income taxes	(88,943)	(49,649)	(39,294)	(79.1)%
Income tax benefit	(11,070)	(21,147)	(10,077)	(47.7)%
Net loss	(77,873)	(28,502)	(49,371)	(173.2)%
Less: Income attributable to non-controlling interest	—	35	(35)	*
Loss attributable to common stockholders	$(77,873)	$(28,537)	$(49,336)	(172.9)%

Weighted average shares outstanding
Basic	96,170	90,707
Diluted	96,170	90,707
Loss per share
Basic	$(0.81)	$(0.31)
Diluted	$(0.81)	$(0.31)
* not meaningful

Revenue
Our revenue for the three months ended June 30, 2017 increased $58.4 million, or 40.9%, to $201.1 million compared to the three months ended June 30, 2016. In general, the increase in revenue is due to the higher market activity resulting from higher commodity prices. For the three months ended June 30, 2017, our Drilling & Subsea segment, Completions segment, and Production & Infrastructure segment comprised 31.6%, 27.1%, and 41.3% of our total revenue, respectively, which compared to 38.3%, 18.4%, and 43.3% of total revenue, respectively, for the three months ended June 30, 2016. The changes in revenue by operating segment consisted of the following:
Drilling & Subsea segment — Revenue increased $8.9 million, or 16.2%, to $64.0 million during the three months ended June 30, 2017 compared to the three months ended June 30, 2016. The increase in segment revenue is attributable to increased volumes of our drilling products caused by the significant increase in the average U.S. rig count of 112% compared to the prior year period. In these drilling products, the increase was primarily volume driven as we had particularly strong increases in drilling consumable products sold to drilling contractors both for rig mud pump upgrades and to serve the higher rig count. Partially offsetting this increase was a $7 million decrease in lower volume of sales of our remotely operated subsea vehicles and associated systems and other offshore products, which was largely attributable to reduced investment in global offshore projects.
Completions segment — Revenue increased $28.2 million, or 107.5%, to $54.5 million during the three months ended June 30, 2017 compared to the three months ended June 30, 2016. The increase in drilling and completions budgets of exploration and production companies have led to an increase in market demand for our completions products, and in particular for our well stimulation products with increased activity in North America. Substantially all of the increase in segment revenue was attributable to higher volumes.
Production & Infrastructure segment — Revenue increased $21.3 million, or 34.4%, to $83.1 million during the three months ended June 30, 2017 compared to the three months ended June 30, 2016. The increase in drilling and completions budgets of exploration and production companies have led to increased sales of our surface production equipment and valve products. Approximately $12 million of the increase is attributable to higher sales volumes in our activity-based production equipment. The remaining segment revenue increase was due to higher sales of valves, including revenue from our acquisition of Cooper in the first quarter of 2017.
Segment operating loss and segment operating margin percentage
Segment operating loss for the three months ended June 30, 2017, improved $42.7 million from $(52.8) million for the three months ended June 30, 2016 to $(10.1) million for the three months ended June 30, 2017. For the three months ended June 30, 2017, the segment operating margin percentage of (5.0)% represents an improvement from the (37.0)% operating margin percentage for three months ended June 30, 2016. The segment operating margin percentage is calculated by dividing segment operating loss by revenue for the period. The change in operating margin percentage for each segment is explained as follows:
Drilling & Subsea segment — The operating margin percentage for this segment improved to (9.9)% for the three months ended June 30, 2017, from (38.0)% for the three months ended June 30, 2016. The second quarter of 2016 included $8.8 million of inventory write-downs due to lower activity levels and reduced pricing in that period and severance and facility closure costs. Operating margins also improved in our drilling product line due to higher activity levels, which caused an improvement in manufacturing scale efficiencies, as well as a better mix of higher margin products sales. For the segment, the margin improvement for drilling products were partially offset with lower margins for our subsea products due to lower revenue levels resulting in loss of operating leverage compared to the prior year period.
Completions segment — The operating margin percentage for this segment improved to 1.2% for the three months ended June 30, 2017, from (105.1)% for the three months ended June 30, 2016. The increase in operating margin percentage is due to increased operating leverage on higher revenue and higher volumes. The second quarter of 2016 included $19.5 million of inventory write-downs attributable to lower activity levels and reduced pricing in that period and facility closure costs. Lastly, operating income was positively impacted by better earnings from our investment in Global Tubing, LLC.
Production & Infrastructure segment — The operating margin percentage for this segment has remained consistent at 4.1% for the three months ended June 30, 2017, compared to 4.2% for the three months ended June 30, 2016. Operating margins improved with the increased volume of revenue in activity-based equipment, offset by reduced gross margins in our valves products as the prior year period included more project orders, which had higher margins.

Corporate — Selling, general and administrative expenses for Corporate increased by $1.0 million, or 15.2% to $7.8 million, for the three months ended June 30, 2017 compared to the three months ended June 30, 2016, due to higher personnel costs and higher professional fees. Corporate costs include, among other items, payroll related costs for general management and management of finance and administration, legal, human resources; professional fees for legal, accounting and related services; and marketing costs.
Other items not included in segment operating loss
Several items are not included in segment operating loss, but are included in total operating loss. These items include transaction expenses, gains and losses from the sale of assets, and goodwill impairment. Transaction expenses relate to legal and other advisory costs incurred in acquiring businesses and are not considered to be part of segment operating loss. These costs were $0.2 million for the three months ended June 30, 2017 and $0.1 million for the three months ended June 30, 2016.
In the second quarter of 2017, there was a softening of oil prices and a developing consensus view that production from lower cost oil basins would be sufficient to meet anticipated demand for a longer period, delaying the need for production from higher cost basins. With this indication of further delays in the recovery of the offshore market, the Company performed an impairment test and determined that the carrying value of the goodwill in our Subsea reporting unit was impaired. The Company recorded an impairment charge of $68.0 million for the quarter ended June 30, 2017. No impairment losses were recorded on goodwill or indefinite-lived intangible assets for the three or six months ended June 30, 2016.
Other income and expense
Other income and expense includes interest expense and foreign exchange gains and losses. We incurred $6.4 million of interest expense during the three months ended June 30, 2017, a decrease of $0.4 million from the three months ended June 30, 2016, primarily due to lower commitment fees on the reduced size of undrawn revolving credit line. The foreign exchange gains or losses are primarily the result of movements in the British pound and the Euro relative to the U.S. dollar. These movements in the exchange rates create foreign exchange gains or losses when applied to assets or liabilities denominated in currencies other than the location’s functional currency. The primary drivers impacting our consolidated statements of comprehensive income (loss) were gains on U.S. dollar denominated cash, trade account receivables and net intercompany receivable balances for our entities using a functional currency other than U.S. dollar.
Taxes
Tax benefit includes current income taxes expected to be due based on taxable income to be reported during the periods in the various jurisdictions in which we conduct business and deferred income taxes based on changes in the tax effect of temporary differences between the bases of assets and liabilities for financial reporting and tax purposes at the beginning and end of the respective periods. The effective tax rate, calculated by dividing total tax expense by income before income taxes, was 12.4% for the three months ended June 30, 2017 and 42.6% for the three months ended June 30, 2016. Impacting the tax rate for the three months ended June 30, 2017 was the impairment loss related to non-tax deductible goodwill; and the change in the proportion of losses being generated in the United States, which are benefited at a higher statutory tax rate, as compared to earnings being generated outside the United States in jurisdictions subject to lower tax rates. The effective tax rate can vary from period to period depending on the Company's relative mix of U.S. and non-U.S. earnings.

Six months ended June 30, 2017 compared with Six months ended June 30, 2016
We made one acquisition in the first half of 2017 and 2016, respectively. For additional information about these acquisitions, see Note 4 to the condensed consolidated financial statements in Item 1 of Part I of this quarterly report. Due to these acquisitions, our results of operations for the 2017 period presented may not be comparable to historical results of operations for the 2016 periods.

	Six months ended June 30		Favorable / (Unfavorable)
	2017	2016	$	%
(in thousands of dollars, except per share information)
Revenue:
Drilling & Subsea	$125,907	$119,555	$6,352	5.3%
Completions	96,901	61,527	35,374	57.5%
Production & Infrastructure	150,696	122,334	28,362	23.2%
Eliminations	(1,293)	(1,252)	(41)	*
Total revenue	$372,211	$302,164	$70,047	23.2%
Operating income (loss):
Drilling & Subsea	$(14,708)	$(30,674)	$15,966	52.1%
Operating income margin %	(11.7)%	(25.7)%
Completions	(2,837)	(34,163)	31,326	91.7%
Operating income margin %	(2.9)%	(55.5)%
Production & Infrastructure	2,866	1,206	1,660	137.6%
Operating income margin %	1.9%	1.0%
Corporate	(15,626)	(14,014)	(1,612)	11.5%
Total segment operating loss	$(30,305)	$(77,645)	$47,340	61.0%
Operating income margin %	(8.1)%	(25.7)%
Transaction expenses	873	230	(643)	*
Goodwill impairment	68,004	—	(68,004)	*
Loss on sale of assets and other	1,389	16	(1,373)	*
Operating loss	(100,571)	(77,891)	(22,680)	(29.1)%
Interest expense, net	12,965	13,918	953	6.8%
Deferred loan costs written off	—	2,588	2,588	*
Foreign exchange losses (gains) and other, net	4,148	(11,394)	(15,542)	*
Other expense, net	17,113	5,112	(12,001)	*
Loss before income taxes	(117,684)	(83,003)	(34,681)	(41.8)%
Income tax benefit	(24,043)	(31,553)	(7,510)	(23.8)%
Net loss	(93,641)	(51,450)	(42,191)	(82.0)%
Less: Income attributable to non-controlling interest	—	30	(30)	*
Loss attributable to common stockholders	$(93,641)	$(51,480)	$(42,161)	(81.9)%

Weighted average shares outstanding
Basic	96,016	90,592
Diluted	96,016	90,592
Loss per share
Basic	$(0.98)	$(0.57)
Diluted	$(0.98)	$(0.57)
* not meaningful

Revenue
Our revenue for the six months ended June 30, 2017 increased $70.0 million, or 23.2%, to $372.2 million compared to the six months ended June 30, 2016. In general, the increase in revenue is due to the higher market activity resulting from higher commodity prices. For the six months ended June 30, 2017, our Drilling & Subsea segment, Completions segment, and Production & Infrastructure segment comprised 33.5%, 26.0%, and 40.5% of our total revenue, respectively, which compared to 39.1%, 20.4%, and 40.5% of total revenue, respectively, for the six months ended June 30, 2016. The changes in revenue by operating segment consisted of the following:
Drilling & Subsea segment — Revenue increased $6.4 million, or 5.3%, to $125.9 million during the six months ended June 30, 2017 compared to the six months ended June 30, 2016. Approximately $24 million of the increase relates to increased sales volumes of our drilling products caused by the significant increase in the average U.S. rig count of 69% compared to the prior year period. In our drilling products, the increase was primarily volume driven as we had particularly strong increases in drilling consumable products sold to drilling contractors both for rig mud pump upgrades and to serve the higher rig count. The increase in the drilling products was partially offset by lower volume of sales and lower demand for our remotely operated subsea vehicles and associated systems and other offshore products, which was largely attributable to reduced investment in global offshore projects.
Completions segment — Revenue increased $35.4 million, or 57.5%, to $96.9 million during the six months ended June 30, 2017 compared to the six months ended June 30, 2016. The increase in drilling and completions budgets of exploration and production companies have led to an increase in market demand for our completions products, and in particular for our well stimulation products with increased activity in North America. Substantially all of the increase in segment revenue was attributable to higher volumes.
Production & Infrastructure segment — Revenue increased $28.4 million, or 23.2%, to $150.7 million during the six months ended June 30, 2017 compared to the six months ended June 30, 2016. The increase in drilling and completions budgets of exploration and production companies have led to increased sales of our surface production equipment and valve products. Approximately $15 million of the increase is attributable to higher sales volumes in our activity-based production equipment. The remaining segment revenue increase was due to higher sales of valves, including revenue from our acquisition of Cooper in the first quarter of 2017.
Segment operating loss and segment operating margin percentage
Segment operating loss for the six months ended June 30, 2017, improved $47.3 million from $(77.6) million for the six months ended June 30, 2016 to $(30.3) million for the six months ended June 30, 2017. For the six months ended June 30, 2017, the segment operating margin percentage of (8.1)% represents an improvement from the (25.7)% operating margin percentage for six months ended June 30, 2016. The segment operating margin percentage is calculated by dividing segment operating loss by revenue for the period. The change in operating margin percentage for each segment is explained as follows:
Drilling & Subsea segment — The operating margin percentage for this segment improved to (11.7)% for the six months ended June 30, 2017, from (25.7)% for the six months ended June 30, 2016. Operating margins improved in our drilling product line due to higher activity levels, which caused an improvement in manufacturing scale efficiencies, as well as a better mix of higher margin products sales. The six months ended 2016 included $9.4 million of inventory write-downs due to lower activity levels and reduced pricing in that period and severance and facility closure costs. For the segment, the margin improvement for drilling products were partially offset with lower margins for our subsea products due to lower revenue levels resulting in a loss of operating leverage compared to the prior year period.
Completions segment — The operating margin percentage for this segment improved to (2.9)% for the six months ended June 30, 2017, from (55.5)% for the six months ended June 30, 2016. The six months ended 2016 included $20.3 million of inventory write-downs attributable to lower activity levels and reduced pricing in that period and facility closure costs. The increase in operating margin percentage is due to increased operating leverage on higher revenue and higher volumes. Lastly, operating income (loss) was positively impacted by better earnings from our investment in Global Tubing, LLC.
Production & Infrastructure segment — The operating margin percentage for this segment improved to 1.9% for the six months ended June 30, 2017, from 1.0% for the six months ended June 30, 2016. The six months ended 2016 included $3.2 million of costs related to facility consolidation and severance. When taking into consideration the facility consolidation costs in the prior year period, operating margin increased slightly, attributable to the higher activity levels leading to increased operating leverage.

Corporate — Selling, general and administrative expenses for Corporate increased by $1.6 million, or 11.5% to $15.6 million, for the six months ended June 30, 2017 compared to the six months ended June 30, 2016, due to higher personnel costs and higher professional fees. Corporate costs include, among other items, payroll related costs for general management and management of finance and administration, legal, human resources; professional fees for legal, accounting and related services; and marketing costs.
Other items not included in segment operating loss
Several items are not included in segment operating loss, but are included in total operating loss. These items include transaction expenses, gains and losses from the sale of assets, and goodwill impairment. Transaction expenses relate to legal and other advisory costs incurred in acquiring businesses and are not considered to be part of segment operating loss. These costs were $0.9 million for the six months ended June 30, 2017 and $0.2 million for the six months ended June 30, 2016.

In the second quarter of 2017, there was a softening of oil prices and a developing consensus view that production from lower cost oil basins would be sufficient to meet anticipated demand for a longer period, delaying the need for production from higher cost basins. With this indication of further delays in the recovery of the offshore market, the Company performed an impairment test and determined that the carrying value of the goodwill in our Subsea reporting unit was impaired. The Company recorded an impairment charge of $68.0 million for the quarter ended June 30, 2017. No impairment losses were recorded on goodwill or indefinite-lived intangible assets for the three or six months ended June 30, 2016.
Other income and expense
Other income and expense includes interest expense and foreign exchange gains and losses. We incurred $13.0 million of interest expense during the six months ended June 30, 2017, a decrease of $1.0 million from six months ended June 30, 2016 primarily due to lower commitment fees on the reduced size of undrawn revolving credit line. The foreign exchange gains or losses are primarily the result of movements in the British pound and the Euro relative to the U.S. dollar. These movements in the exchange rates create foreign exchange gains or losses when applied to assets or liabilities denominated in currencies other than the location’s functional currency. The primary drivers impacting our consolidated statements of comprehensive income (loss) were gains on U.S. dollar denominated cash, trade account receivables and net intercompany receivable balances for our entities using a functional currency other than U.S. dollar. We wrote off $2.6 million of deferred financing costs as a result of the amendment of our Credit Facility in the first half of 2016 reducing the size of the undrawn revolving credit line.

Taxes
Tax benefit includes current income taxes expected to be due based on taxable income to be reported during the periods in the various jurisdictions in which we conduct business and deferred income taxes based on changes in the tax effect of temporary differences between the bases of assets and liabilities for financial reporting and tax purposes at the beginning and end of the respective periods. The effective tax rate, calculated by dividing total tax expense by income before income taxes, was 20.4% for the six months ended June 30, 2017 and 38.0% for the six months ended June 30, 2016. One item impacting the tax rate for the six months ended June 30, 2017 was the impairment loss related to non-tax deductible goodwill. Also impacting the tax rate was the implementation of new accounting guidance related to employee share-based compensation accounting. The new guidance now requires that all excess tax benefits and tax deficiencies be recognized as income tax expense or benefit in the income statement. The Company had a tax related benefit of $2.4 million from share-based compensation awards in the six months ended June 30, 2017, resulting in an increase in the tax benefit rate for the period on the pre-tax loss. Another item impacting the tax rate is the change in the proportion of losses being generated in the United States, which are benefited at a higher statutory tax rate, as compared to earnings being generated outside the United States in jurisdictions subject to lower tax rates; and the impairment loss related to non-tax deductible goodwill. The effective tax rate can vary from period to period depending on the Company's relative mix of U.S. and non-U.S. earnings.

Liquidity and capital resources
Sources and uses of liquidity
At June 30, 2017, we had cash and cash equivalents of $220.5 million and total debt of $399.2 million. We believe that cash on hand and cash generated from operations will be sufficient to fund operations, working capital needs, capital expenditure requirements and financing obligations for the foreseeable future.
We elected to carry back our 2016 U.S. net operating loss to recover taxes paid in earlier periods, and we received a tax refund of approximately $31 million in the second quarter of 2017.
Our total 2017 capital expenditure budget is approximately $30.0 million, which consists of, among other items, investments in maintaining certain manufacturing facilities, replacing end of life machinery and equipment, maintaining our rental fleet of subsea equipment, continuing the implementation of our enterprise resource planning solution globally, and general capital expenditures. The budgeted general capital expenditures include our investment in a new production facility in Saudi Arabia. This budget does not include expenditures for potential business acquisitions.
Although we do not budget for acquisitions, pursuing growth through acquisitions is a significant part of our business strategy. We expanded and diversified our product portfolio with the acquisition of one business in the first quarter of 2017. We made another acquisition for total cash consideration of approximately $40 million, which closed subsequent to June 30, 2017. For additional information, see Note 15, Subsequent event. We continue to actively review acquisition opportunities on an ongoing basis. Our ability to make significant additional acquisitions for cash may require us to obtain additional equity or debt financing, which we may not be able to obtain on terms acceptable to us or at all.
Our cash flows for the six months ended June 30, 2017 and 2016 are presented below (in millions):

	Six Months Ended June 30,
	2017	2016
Net cash provided by operating activities	$4.8	$44.9
Net cash used in investing activities	(21.1)	(9.0)
Net cash used in financing activities	(3.6)	(0.7)
Net increase (decrease) in cash and cash equivalents	$(14.0)	$28.0
Cash flows provided by operating activities
Net cash provided by operating activities was $4.8 million and $44.9 million for the six months ended June 30, 2017 and 2016, respectively. Cash provided by operations decreased as a result of sequential increases in investments in working capital in the first half of 2017 compared to reductions in working capital in the same period in 2016. The change in working capital in the first half of 2017 is primarily due to increased accounts receivable due to higher revenue; investment in inventory in anticipation of the recovery; offset by changes in accrued liability and prepaid assets, including $30.9 million tax refund received in second quarter of 2017.
Cash flows used in investing activities
Net cash used in investing activities was $21.1 million and $9.0 million for the six months ended June 30, 2017 and 2016, respectively. The increase was primarily due to $8.7 million in consideration paid for acquisitions in the first half of 2017 compared to $2.7 million consideration paid for an acquisition in the first half of 2016. Capital expenditures for the six months ended June 30, 2017 were $13.0 million as compared to $10.0 million for the comparable prior period. Investment in unconsolidated subsidiary for the six months ended June 30, 2017 was $1.0 million as compared to no investment for the comparable prior period. Proceeds from sales of assets for the six months ended June 30, 2017 was $1.7 million as compared to $3.7 million in the comparable prior period.
Cash flows used in financing activities
Net cash used in financing activities was $3.6 million for the six months ended June 30, 2017, compared to $0.7 million for the six months ended June 30, 2016. The increase primarily resulted from cash paid related to shares withheld for taxes on stock based compensation of $4.6 million in the six months ended June 30, 2017, compared to $1.1 million in the six months ended June 30, 2016.

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
There have been no changes to the Amended Credit Facility financial covenants disclosed in Item 7 of our 2016 Annual Report on Form 10-K. As of June 30, 2017, we were in compliance with all financial covenants. At June 30, 2017 and December 31, 2016, we had no borrowings outstanding under our Credit Facility. At June 30, 2017 we had $11.4 million of outstanding letters of credit. At June 30, 2017, we had the capacity to borrow an additional $109.5 million subject to certain limitations in the Amended Credit Facility. Our borrowing capacity under the Amended Credit Facility could be reduced or eliminated, depending on our future EBITDA.
Off-balance sheet arrangements
As of June 30, 2017, we had no off-balance sheet instruments or financial arrangements, other than operating leases and letters of credit entered into in the ordinary course of business.
Contractual obligations
Except for net repayments under the Amended Credit Facility, as of June 30, 2017, there have been no material changes in our contractual obligations and commitments disclosed in the Annual Report.
Critical accounting policies and estimates
There have been no material changes in our critical accounting policies and procedures during the six months ended June 30, 2017. For a detailed discussion of our critical accounting policies and estimates, refer to our 2016 Annual Report on Form 10-K.
For recent accounting pronouncements, refer to Note 2 Recent accounting pronouncements in Part I, Item 1, Financial Statements.

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

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our management, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b) as of June 30, 2017. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2017 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The shares of common stock purchased and placed in treasury during the three months ended June 30, 2017 is provided in the table below. 3,101 shares were purchased during the three months ended June 30, 2017 from employees in connection with the settlement of income tax and related benefit withholding obligations arising from the vesting of restricted stock grants.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plan or programs	Maximum value of shares that may yet be purchased under the plan or program (in thousands)
April 1, 2017 - April 30, 2017	—	$—	—	$49,752
May 1, 2017 - May 31, 2017	3,101	$16.00	—	$49,752
June 1, 2017 - June 30, 2017	—	$—	—	$49,752
Total	3,101	$16.00	—

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
Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
None.
Item 6. Exhibits

Exhibit
Number		DESCRIPTION

10.1*	—	Forum Energy Technologies, Inc. Amended and Restated Employee Stock Purchase Plan

31.1*	—	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	—	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	—	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	—	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	—	XBRL Instance Document.

101.SCH*	—	XBRL Taxonomy Extension Schema Document.

101.CAL*	—	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB*	—	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	—	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF*	—	XBRL Taxonomy Extension Definition Linkbase Document.

*Filed herewith.

**Furnished herewith.

SIGNATURES
As required by Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has authorized this report to be signed on its behalf by the undersigned authorized individuals.

FORUM ENERGY TECHNOLOGIES, INC.
Date:	August 1, 2017	By:	/s/ James W. Harris
James W. Harris
Executive Vice President and Chief Financial Officer
(As Duly Authorized Officer and Principal Financial Officer)

		By:	/s/ Tylar K. Schmitt
Tylar K. Schmitt
Vice President and Chief Accounting Officer
(As Duly Authorized Officer and Principal Accounting Officer)