Form 10-Q
period 2017-09-30
FORUM ENERGY TECHNOLOGIES, INC.
filed 2017-11-01
CIK 1401257

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________________
FORM 10-Q
___________________________________

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2017
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
Smaller reporting company ☐
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of October 31, 2017, there were 108,096,622 common shares outstanding.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
Forum Energy Technologies, Inc. and subsidiaries
Condensed consolidated statements of comprehensive income (loss)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
(in thousands, except per share information)	2017	2016	2017	2016
Net sales	$198,709	$138,268	$570,920	$440,432
Cost of sales	151,150	108,984	435,127	371,310
Gross profit	47,559	29,284	135,793	69,122
Operating expenses
Selling, general and administrative expenses	63,191	53,362	185,760	171,638
Transaction expenses	882	341	1,755	571
Goodwill and intangible asset impairment	638	—	68,642	—
Loss on sale of assets and other	128	2,217	1,517	2,233
Total operating expenses	64,839	55,920	257,674	174,442
Earnings from equity investment	3,361	414	7,391	1,207
Operating loss	(13,919)	(26,222)	(114,490)	(104,113)
Other expense (income)
Interest expense	6,366	6,746	19,331	20,664
Deferred financing costs written off	—	—	—	2,588
Foreign exchange losses (gains) and other, net	2,360	(3,152)	6,508	(14,546)
Total other expense	8,726	3,594	25,839	8,706
Loss before income taxes	(22,645)	(29,816)	(140,329)	(112,819)
Income tax benefit	(7,817)	(11,821)	(31,860)	(43,374)
Net loss	(14,828)	(17,995)	(108,469)	(69,445)
Less: Income (loss) attributable to noncontrolling interest	—	(6)	—	24
Net loss attributable to common stockholders	(14,828)	(17,989)	(108,469)	(69,469)

Weighted average shares outstanding
Basic	96,275	90,860	96,103	90,682
Diluted	96,275	90,860	96,103	90,682
Loss per share
Basic	$(0.15)	$(0.20)	$(1.13)	$(0.77)
Diluted	$(0.15)	$(0.20)	$(1.13)	$(0.77)

Other comprehensive income (loss), net of tax:
Net loss	(14,828)	(17,995)	(108,469)	(69,445)
Change in foreign currency translation, net of tax of $0	11,547	(6,243)	34,094	(25,618)
Loss on pension liability	(36)	(14)	(133)	(33)
Comprehensive loss	(3,317)	(24,252)	(74,508)	(95,096)
Less: comprehensive income attributable to noncontrolling interests	—	(27)	—	(156)
Comprehensive loss attributable to common stockholders	$(3,317)	$(24,279)	$(74,508)	$(95,252)
The accompanying notes are an integral part of these condensed consolidated financial statements.

Forum Energy Technologies, Inc. and subsidiaries
Condensed consolidated balance sheets
(Unaudited)

(in thousands, except share information)	September 30, 2017	December 31, 2016
Assets
Current assets
Cash and cash equivalents	$156,392	$234,422
Accounts receivable—trade, net	154,376	105,268
Inventories, net	394,103	338,583
Income tax receivable	1,872	32,801
Prepaid expenses and other current assets	27,705	29,443
Costs and estimated profits in excess of billings	9,395	9,199
Total current assets	743,843	749,716
Property and equipment, net of accumulated depreciation	149,016	152,212
Deferred financing costs, net	657	1,112
Intangible assets	224,565	216,418
Goodwill	619,632	652,743
Investment in unconsolidated subsidiary	64,499	59,140
Deferred income taxes, net	9,719	851
Other long-term assets	2,924	3,000
Total assets	$1,814,855	$1,835,192
Liabilities and equity
Current liabilities
Current portion of long-term debt	$1,133	$124
Accounts payable—trade	123,148	73,775
Accrued liabilities	64,718	55,604
Deferred revenue	8,506	8,338
Billings in excess of costs and profits recognized	1,530	4,004
Total current liabilities	199,035	141,845
Long-term debt, net of current portion	398,145	396,747
Deferred income taxes, net	4,175	26,185
Other long-term liabilities	34,858	34,654
Total liabilities	636,213	599,431
Commitments and contingencies
Equity
Common stock, $0.01 par value, 296,000,000 shares authorized, 104,789,172 and 103,682,128 shares issued	1,048	1,037
Additional paid-in capital	1,016,458	998,169
Treasury stock at cost, 8,190,362 and 8,174,963 shares	(134,293)	(133,941)
Retained earnings	389,705	498,174
Accumulated other comprehensive loss	(94,276)	(128,237)
Total stockholders’ equity	1,178,642	1,235,202
Noncontrolling interest in subsidiary	—	559
Total equity	1,178,642	1,235,761
Total liabilities and equity	$1,814,855	$1,835,192
The accompanying notes are an integral part of these condensed consolidated financial statements.

Forum Energy Technologies, Inc. and subsidiaries
Condensed consolidated statements of cash flows
(Unaudited)

	Nine Months Ended September 30,
(in thousands, except share information)	2017	2016
Cash flows from operating activities
Net loss	$(108,469)	$(69,445)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation expense	25,212	27,141
Amortization of intangible assets	20,030	19,709
Goodwill and intangible asset impairment	68,642	—
Share-based compensation expense	15,219	15,521
Inventory write down	1,376	24,479
Deferred income taxes	(31,041)	(12,988)
Deferred loan cost written off	—	2,588
Earnings from unconsolidated subsidiary, net of distributions	(4,317)	(804)
Other	4,548	4,137
Changes in operating assets and liabilities
Accounts receivable—trade	(43,167)	35,673
Inventories	(44,288)	44,538
Prepaid expenses and other current assets	1,684	7,113
Income tax receivable	30,929	(32,801)
Accounts payable, deferred revenue and other accrued liabilities	49,126	(15,130)
Costs and estimated profits in excess of billings, net	(2,567)	(5,511)
Net cash provided by (used in) operating activities	$(17,083)	$44,220
Cash flows from investing activities
Acquisition of businesses, net of cash acquired	(47,890)	(2,700)
Capital expenditures for property and equipment	(19,656)	(13,438)
Proceeds from sale of business, property and equipment	1,849	3,710
Investment in unconsolidated subsidiary	$(1,041)	$—
Net cash used in investing activities	$(66,738)	$(12,428)
Cash flows from financing activities
Repayment of debt	(1,140)	(254)
Cash paid for net treasury shares withheld	(4,667)	(1,273)
Proceeds from stock issuance	2,896	2,742
Deferred financing costs	—	(513)
Net cash provided by (used in) financing activities	$(2,911)	$702
Effect of exchange rate changes on cash	8,702	(9,209)
Net increase (decrease) in cash and cash equivalents	(78,030)	23,285
Cash and cash equivalents
Beginning of period	234,422	109,249
End of period	$156,392	$132,534
Noncash investing activities
Acquisition via issuance of stock	$4,500	$—

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
In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for the fair statement of the Company's financial position, results of operations and cash flows have been included. Operating results for the nine months ended September 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017 or any other interim period.
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
In September 2017, the FASB issued Accounting Standard Updates ("ASU") No. 2017-13, Revenue Recognition (Topic 605), Revenue from Contracts with Customers (Topic 606), Leases (Topic 840), and Leases (Topic 842): Amendments to SEC Paragraphs Pursuant to the Staff Announcement at the July 20, 2017 EITF Meeting and Rescission of Prior SEC Staff Announcements and Observer Comments. This ASU codifies the text of the SEC announcement, as it relates to revenue recognition and leases. The ASU also rescinds certain codified SEC announcements and comments that are no longer applicable upon adoption of ASU No. 2014-09 and ASU No. 2016-02. These recent accounting pronouncements related to revenue and leases are discussed later in this footnote.
In May 2017, the FASB issued ASU No. 2017-09 Compensation - Stock Compensation (Topic 718) - Scope of Modification Accounting, which clarifies when to account for a change to the terms or conditions of a share based payment award as a modification. Under the new ASU, an entity should apply modification accounting unless the fair value, the vesting conditions, and the classification of the award as equity or liability of the modified award all remain the same as the original award. The ASU should be adopted prospectively for all entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. Early adoption is permitted. This guidance is not expected to have a material impact on the Company's Consolidated Financial Statements.
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
In November 2016, the FASB issued ASU No. 2016-18 Statement of Cash Flows (Topic 230) - Restricted Cash a consensus of the FASB Emerging Issues Task Force. This new guidance requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. ASU 2016-18 is effective for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019, and is not expected to have a material impact on the Company's consolidated financial statements.
In October 2016, the FASB issued ASU No. 2016-16 Income Tax (Topic 740) - Intra-Entity Transfers of Assets Other Than Inventory. Current GAAP prohibits the recognition of current and deferred income taxes for an intra-entity asset transfer until the asset has been sold to an outside party. This new guidance eliminates this exception and requires the income tax consequences of an intra-entity transfer of an asset other than inventory be recognized when the transfer occurs. ASU 2016-16 is effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within those annual reporting periods, and should be applied on a modified retrospective basis through a direct cumulative-effect adjustment to retained earnings as of the beginning of the period of adoption. The ASU is not expected to have a material impact on the Company's consolidated financial statements.
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
In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting.  This new guidance includes provisions intended to simplify how share-based payments are accounted for and presented in the financial statements. The Company applied the update prospectively beginning January 1, 2017. This guidance did not have a material impact on the Company's Consolidated Financial Statements.
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
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). The comprehensive new standard will supersede existing revenue recognition guidance and require revenue to be recognized when promised goods or services are transferred to customers in amounts that reflect the consideration to which the company expects to be entitled in exchange for those goods or services. Adoption of the new rules could affect the timing of revenue recognition for certain transactions. Entities must apply a five-step process to (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when

Forum Energy Technologies, Inc. and subsidiaries
Notes to condensed consolidated financial statements (continued)
(Unaudited)

(or as) the entity satisfies a performance obligation. ASU 2014-09 also mandates disclosure of sufficient information to enable users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The disclosure requirements include qualitative and quantitative information about contracts with customers, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract. The guidance permits the entity to use either a full retrospective or modified retrospective transition method. The FASB issued several subsequent updates in 2015 through 2017 containing implementation guidance related to the new standard. These standards provide additional guidance related to principal versus agent considerations, licensing, and identifying performance obligations. Additionally, these standards provide narrow-scope improvements and practical expedients as well as technical corrections and improvements. Overall, the new guidance is to be effective for the fiscal year beginning after December 15, 2017. Companies are able to early adopt the pronouncement, but not before fiscal years beginning after December 15, 2016.
The Company is currently evaluating the impact of the pending adoption of the revised guidance. The status of implementation is as follows:

•	The Company has put in place an implementation team to provide training and to review contracts subject to the new revenue standard.

•
The implementation team continues to review contracts for the areas identified during the initial impact assessment and monitor the potential impact on the Company’s financial statements and related disclosures.

•	The implementation team is putting new processes and controls in place in anticipation of the new guidance.

•	The implementation team is providing internal training and awareness related to the revised guidance to key stakeholders throughout our organization.
The Company will adopt this standard using the modified retrospective method and elect to apply the revenue standard only to contracts that are not completed as of the date of initial application. The Company does not expect a material adjustment to the consolidated financial statements upon transition.
3. Cash and cash equivalents
Cash and cash equivalents at September 30, 2017 are comprised of bank deposits and short-term investments with an original maturity of three months or less, such as money market funds, the fair value of which is based on quoted market prices, a Level 1 fair value measure.
4. Acquisitions
2017 Acquisitions

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

Forum Energy Technologies, Inc. and subsidiaries
Notes to condensed consolidated financial statements (continued)
(Unaudited)

On July 3, 2017, the Company acquired Multilift Welltec, LLC and Multilift Wellbore Technology Limited (collectively, "Multilift") for approximately $39.4 million in cash consideration. These acquisitions are included in the Completions segment. Based in Houston, Texas, Multilift manufactures the patented SandGuardTM and the CycloneTM completion tools. This acquisition increases the Company’s product offering related to artificial lift to our completions customers. The Company intends to utilize its distribution system to increase Multilift’s sales with additional customers and through geographic expansion. As the value of certain assets and liabilities are preliminary in nature, they are subject to adjustment as additional information is obtained about the facts and circumstances that existed at the acquisition date, including any post-closing purchase price adjustments. When the valuation is final, any changes to the preliminary valuation of acquired assets and liabilities could result in adjustments to identified intangibles and goodwill. The following table summarizes the current fair values of the assets acquired and liabilities assumed at the date of the acquisition (in thousands):

2017 Acquisitions
Current assets, net of cash acquired	$3,767
Property and equipment	96
Intangible assets (primarily developed technologies and customer relationships)	17,211
Tax-deductible goodwill	16,711
Non-tax deductible goodwill	2,623
Current liabilities	(1,014)
Long-term liabilities	—
Net assets acquired	$39,394

Revenue and net income related to the 2017 acquisitions were not significant for the quarter ended September 30, 2017. Pro forma results of operations for the 2017 acquisitions have not been presented because the effects were not material to the consolidated financial statements.
Subsequent to September 30, 2017, the Company acquired the remaining membership interests in Global Tubing, LLC (“Global Tubing”). See Note 15, Subsequent event, for more details.

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
5. Inventories
The Company's significant components of inventory at September 30, 2017 and December 31, 2016 were as follows (in thousands):

	September 30, 2017	December 31, 2016
Raw materials and parts	$119,572	$106,329
Work in process	45,580	23,303
Finished goods	290,657	277,303
Gross inventories	455,809	406,935
Inventory reserve	(61,706)	(68,352)
Inventories	$394,103	$338,583

Forum Energy Technologies, Inc. and subsidiaries
Notes to condensed consolidated financial statements (continued)
(Unaudited)

6. Goodwill and intangible assets
Goodwill
The changes in the carrying amount of goodwill from December 31, 2016 to September 30, 2017, were as follows (in thousands):

	Drilling & Subsea	Completions	Production & Infrastructure	Total
Goodwill Balance at December 31, 2016	$307,806	$327,293	$17,644	$652,743
Acquisitions, net of dispositions	—	19,334	1,311	20,645
Impairment	(68,004)	—	—	(68,004)
Impact of non-U.S. local currency translation	10,288	3,710	250	14,248
Goodwill Balance at September 30, 2017	$250,090	$350,337	$19,205	$619,632
The Company performs its annual impairment tests of goodwill as of October 1 or when there is an indication an impairment may have occurred.
In the second quarter of 2017, there was a decline in oil prices and a developing consensus view that production from lower cost oil basins would be sufficient to meet anticipated demand for a longer period, delaying the need for production from higher cost basins. With this indication of further delays in the recovery of the offshore market, the Company performed an impairment test and determined that the carrying value of the goodwill in our Subsea reporting unit was impaired. The Company recorded an impairment charge of $68.0 million for the quarter ended June 30, 2017. Following the impairment charge, the Subsea reporting unit has no remaining balance in goodwill. There was no indication an impairment may have occurred in the other reporting units.

The fair values used in the impairment analysis were determined using the net present value of the expected future cash flows for the reporting unit. During the Company’s goodwill impairment analysis, the Company determines the fair value of the reporting unit as a whole using a discounted cash flow analysis, which requires significant assumptions and estimates about future operations. The assumptions about future cash flows and growth rates are based on our current budget for the remainder of the current year, for future periods, as well as our strategic plans and management’s beliefs about future activity levels. The discount rate we used for future periods could change substantially if the cost of debt or equity were to significantly increase or decrease, or if we were to choose different comparable companies in determining the appropriate discount rate for our reporting units. Forecasted cash flows in future periods were estimated using a terminal value calculation, which considered long-term earnings growth rates. Accumulated impairment losses on goodwill were $236.8 million and $168.8 million as of September 30, 2017 and December 31, 2016.

Forum Energy Technologies, Inc. and subsidiaries
Notes to condensed consolidated financial statements (continued)
(Unaudited)

Intangible assets
Intangible assets consisted of the following as of September 30, 2017 and December 31, 2016, respectively (in thousands):

	September 30, 2017
	Gross carrying amount	Accumulated amortization	Net amortizable intangibles	Amortization period (in years)
Customer relationships	$280,116	$(131,030)	$149,086	4-15
Patents and technology	52,260	(14,797)	37,463	5-17
Non-compete agreements	6,621	(5,950)	671	3-6
Trade names	46,813	(20,836)	25,977	10-15
Distributor relationships	22,160	(16,022)	6,138	8-15
Trademark	5,230	—	5,230	Indefinite
Intangible Assets Total	$413,200	$(188,635)	$224,565

	December 31, 2016
	Gross carrying amount	Accumulated amortization	Net amortizable intangibles	Amortization period (in years)
Customer relationships	$270,586	$(115,381)	$155,205	4-15
Patents and technology	33,936	(12,225)	21,711	5-17
Non-compete agreements	6,230	(5,594)	636	3-6
Trade names	44,494	(17,944)	26,550	10-15
Distributor relationships	22,160	(15,074)	7,086	8-15
Trademark	5,230	—	5,230	Indefinite
Intangible Assets Total	$382,636	$(166,218)	$216,418
Intangible assets with definite lives are tested for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. During the quarter ended September 30, 2017, an impairment loss of $0.6 million was recorded on certain intangible assets within the Subsea reporting unit for intangible assets related to a specific product line as the decision was made in the third quarter 2017 to abandon this specific product line.
7. Debt
Notes payable and lines of credit as of September 30, 2017 and December 31, 2016 consisted of the following (in thousands):

	September 30, 2017	December 31, 2016
6.25% Senior Notes due October 2021	$400,000	$400,000
Unamortized debt premium	1,684	1,989
Debt issuance cost	(4,497)	(5,324)
Senior secured revolving credit facility	—	—
Other debt	2,091	206
Total debt	399,278	396,871
Less: current maturities	(1,133)	(124)
Long-term debt	$398,145	$396,747
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
Credit Facility
On February 25, 2016, we amended our credit facility with Wells Fargo Bank, National Association, as administrative agent, and several financial institutions as lenders (the “Credit Facility”) to reduce lender commitments to $200.0 million. On December 12, 2016, we further amended the Credit Facility (such further amendment, the “Amended Credit Facility”), to, among other things, reduce revolving credit line commitments from $200.0 million to $140.0 million, including up to $25.0 million available for letters of credit and up to $10.0 million in swingline loans. Availability under the Amended Credit Facility was subject to a borrowing base calculated by reference to eligible accounts receivable in the United States, United Kingdom and Canada, eligible inventory in the United States, and cash on hand.
As of September 30, 2017 and December 31, 2016, the Company had no borrowings outstanding under the Credit Facility. As of September 30, 2017, the Company had $7.3 million of outstanding letters of credit. At September 30, 2017, the Company had the capacity to borrow an additional $113.3 million subject to certain limitations in the Credit Facility. Weighted average interest rates under the Credit Facility for the nine months ended September 30, 2017 and the year ended December 31, 2016 were approximately 3.00%. As of September 30, 2017, there had been no changes to the financial covenants described in Item 8 of the Annual Report and the Company was in compliance with all financial covenants.
On October 30, 2017, the Company further amended and restated the Credit Facility (such amended and restated credit agreement, the “2017 Credit Facility”) to, among other things, increase revolving credit commitments from $140.0 million to $300.0 million, including up to $30.0 million available to certain Canadian subsidiaries of the Company for loans in United States or Canadian dollars, $25.0 million available for letters of credit issued for the account of the Company and certain of its domestic subsidiaries and $3.0 million available for letters of credit issued for the account of Canadian subsidiaries of the Company. Availability under the 2017 Credit Facility is subject to a borrowing base calculated by reference to eligible accounts receivable in the United States, Canada and certain other jurisdictions (subject to a cap) and eligible inventory in the United States and Canada. The Company’s borrowing capacity under the 2017 Credit Facility could be reduced or eliminated, depending on future receivables and fluctuations in the Company’s inventory. The 2017 Credit Facility matures in July 2021, but if the Company’s outstanding Notes due October 2021 are refinanced or replaced with indebtedness maturing in or after February 2023, the final maturity of the 2017 Credit Facility will automatically extend to October 2022.

If excess availability under the 2017 Credit Facility falls below the greater of 10.0% of the line cap and $20.0 million, the Company will be required to maintain a fixed charge coverage ratio of at least 1.00:1.00 as of the end of each fiscal quarter until availability under the 2017 Credit Facility exceeds such thresholds for at least 60 consecutive days.
8. Income taxes
The Company's effective tax rate was 22.7% for the nine months ended September 30, 2017 and 38.4% for the nine months ended September 30, 2016. The effective tax rate was 34.5% for the three months ended September 30, 2017 and 39.6% for the three months ended September 30, 2016. Impacting the tax rate for the three and nine months ended September 30, 2017 was the change in the proportion of losses being generated in the United States, which are benefited at a higher statutory tax rate, as compared to earnings being generated outside the United States in jurisdictions subject to lower tax rates. Also impacting the tax rate for the nine months ended September 30, 2017 was the implementation of new accounting guidance related to employee share-based compensation accounting, along with the impairment loss related to non-tax deductible goodwill.
9. Fair value measurements
At September 30, 2017 and December 31, 2016, the Company had no debt outstanding under the Credit Facility. At September 30, 2017, the Company had $7.3 million of outstanding letters of credit.
The fair value of the Company’s Senior Notes is estimated using Level 2 inputs in the fair value hierarchy and is based on quoted prices for those or similar instruments. At September 30, 2017, the fair value and the carrying value of the Company’s Senior Notes approximated $402.7 million and $401.7 million, respectively. At December 31, 2016, the fair value and the carrying value of the Company’s Senior Notes each approximated $402.0 million.

Forum Energy Technologies, Inc. and subsidiaries
Notes to condensed consolidated financial statements (continued)
(Unaudited)

There were no outstanding financial assets as of September 30, 2017 and December 31, 2016 that required measuring the amounts at fair value. The Company did not change its valuation techniques associated with recurring fair value measurements from prior periods and there were no transfers between levels of the fair value hierarchy during the nine months ended September 30, 2017.
10. Business segments
The Company reports its results of operations in the following three reportable segments: Drilling & Subsea, Completions and Production & Infrastructure.
In order to better align with the predominant customer base of the segment, the Company has moved management and financial reporting of our AMC branded fully rotational torque machine operations from the Drilling and Subsea segment to the Completions segment. Prior period financial information has been revised to conform with current period presentation with no impact to total segment operating results.
The amounts indicated below as "Corporate" relate to costs and assets not allocated to the reportable segments. Summary financial data by segment follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Revenue:
Drilling & Subsea	$54,700	$50,565	$180,607	$170,120
Completions	60,037	34,393	156,938	95,920
Production & Infrastructure	84,979	54,030	235,676	176,364
Intersegment eliminations	(1,007)	(720)	(2,301)	(1,972)
Total Revenue	$198,709	$138,268	$570,920	$440,432

Operating income (loss):
Drilling & Subsea	$(8,872)	$(10,869)	$(23,580)	$(41,545)
Completions	1,614	(5,676)	(1,223)	(39,838)
Production & Infrastructure	4,258	(713)	7,124	494
Corporate	(9,271)	(6,406)	(24,897)	(20,420)
Total segment operating loss	(12,271)	(23,664)	(42,576)	(101,309)
Transaction expenses	882	341	1,755	571
Goodwill and intangible asset impairment	638	—	68,642	—
Loss on sale of assets and other	128	2,217	1,517	2,233
Operating loss	$(13,919)	$(26,222)	$(114,490)	$(104,113)
A summary of consolidated assets by reportable segment is as follows (in thousands):

	September 30, 2017	December 31, 2016
Assets
Drilling & Subsea	$650,136	$766,234
Completions	768,998	696,208
Production & Infrastructure	241,433	175,940
Corporate	154,288	196,810
Total assets	$1,814,855	$1,835,192
Corporate assets include, among other items, prepaid assets, cash and deferred financing costs.

Forum Energy Technologies, Inc. and subsidiaries
Notes to condensed consolidated financial statements (continued)
(Unaudited)

11. Commitments and contingencies
In the ordinary course of business, the Company is, and in the future could be, involved in various pending or threatened legal actions that may or may not be covered by insurance. Management has reviewed such pending judicial and legal proceedings, the reasonably anticipated costs and expenses in connection with such proceedings, and the availability and limits of insurance coverage, and has established reserves that are believed to be appropriate in light of those outcomes that are considered to be probable and can be reasonably estimated. The reserves accrued at September 30, 2017 and December 31, 2016, respectively, are immaterial. It is management's opinion that the Company's ultimate liability, if any, with respect to these actions is not expected to have a material adverse effect on the Company’s financial position, results of operations or cash flows.
12. Earnings per share
The calculation of basic and diluted earnings per share for each period presented was as follows (dollars and shares in thousands, except per share amounts):

	Three months ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net loss attributable to common stockholders	$(14,828)	$(17,989)	$(108,469)	$(69,469)

Average shares outstanding (basic)	96,275	90,860	96,103	90,682
Common stock equivalents	—	—	—	—
Diluted shares	96,275	90,860	96,103	90,682
Loss per share
Basic loss per share	$(0.15)	$(0.20)	$(1.13)	$(0.77)
Diluted loss per share	$(0.15)	$(0.20)	$(1.13)	$(0.77)
The diluted loss per share calculation excludes all stock options for the three and nine months ended September 30, 2017 and September 30, 2016 because there was a net loss for the periods.
13. Stockholders' equity

Shares issued for Acquisition
Subsequent to September 30, 2017, the Company issued 11.5 million shares to acquire the remaining membership interests in Global Tubing. See Note15 for further information.
Share-based compensation
During the nine months ended September 30, 2017, the Company granted 278,958 options and 971,722 shares of restricted stock or restricted stock units, which includes 124,213 performance share awards with a market condition. The stock options were granted with an exercise price of $20.10. Of the restricted stock or restricted stock units granted, 789,762 generally vest ratably over four years on each anniversary of the date of grant. 55,971 shares of restricted stock or restricted stock units were granted to the non-employee members of the Board of Directors, which have a twelve month vesting period from the date of grant. The performance share awards granted may settle for between zero and two shares of the Company's common stock. The number of shares issued pursuant to the performance share awards will be determined based on the total shareholder return of the Company's common stock as compared to a group of peer companies, measured annually over a one year, two year and three year performance period.

Forum Energy Technologies, Inc. and subsidiaries
Notes to condensed consolidated financial statements (continued)
(Unaudited)

14. Related party transactions
The Company has sold and purchased equipment and services to and from certain affiliates of our directors. The dollar amounts related to these related party activities are not material to the Company’s condensed consolidated financial statements.
15. Subsequent event
On October 2, 2017, the Company acquired the remaining membership interests in Global Tubing from its joint venture partner and management for total consideration of approximately $294.0 million, including approximately $120.5 million in cash and approximately 11.5 million shares of the Company’s common stock. The Company acquired Global Tubing with a joint venture partner in 2013. Prior to acquiring a 100% ownership interest in Global Tubing, the Company reported this investment through its Completions segment using the equity method of accounting. Located in Dayton, Texas, Global Tubing provides coiled tubing, coiled line pipe and related services to customers worldwide.

Forum Energy Technologies, Inc. and subsidiaries
Notes to condensed consolidated financial statements (continued)
(Unaudited)

16. Condensed consolidating financial statements
The Senior Notes are guaranteed by our domestic subsidiaries which are 100% owned, directly or indirectly, by the Company. The guarantees are full and unconditional, joint and several, and on an unsecured basis.

Condensed consolidating statements of comprehensive income (loss)

	Three months ended September 30, 2017
	FET (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
			(in thousands)
Net sales	$—	$171,031	$43,121	$(15,443)	$198,709
Cost of sales	—	133,503	32,877	(15,230)	151,150
Gross profit	—	37,528	10,244	(213)	47,559
Operating expenses
Selling, general and administrative expenses	—	51,127	12,064	—	63,191
Transaction expenses	—	882	—	—	882
Goodwill and intangible asset impairment	—	638	—	—	638
Loss on sale of assets and other	—	91	37	—	128
Total operating expenses	—	52,738	12,101	—	64,839
Earnings from equity investment	—	3,361	—	—	3,361
Equity earnings from affiliate, net of tax	(10,467)	(3,959)	—	14,426	—
Operating income (loss)	(10,467)	(15,808)	(1,857)	14,213	(13,919)
Other expense (income)
Interest expense (income)	6,710	(188)	(156)	—	6,366
Deferred loan costs written off	—	—	—	—	—
Foreign exchange (gains) losses and other, net	—	(110)	2,470	—	2,360
Total other expense (income)	6,710	(298)	2,314	—	8,726
Income (loss) before income taxes	(17,177)	(15,510)	(4,171)	14,213	(22,645)
Benefit for income tax expense	(2,349)	(5,043)	(425)	—	(7,817)
Net income (loss)	(14,828)	(10,467)	(3,746)	14,213	(14,828)
Less: Income (loss) attributable to noncontrolling interest	—	—	—	—	—
Net income (loss) attributable to common stockholders	(14,828)	(10,467)	(3,746)	14,213	(14,828)

Other comprehensive income (loss), net of tax:
Net income (loss)	(14,828)	(10,467)	(3,746)	14,213	(14,828)
Change in foreign currency translation, net of tax of $0	11,547	11,547	11,547	(23,094)	11,547
Change in pension liability	(36)	(36)	(36)	72	(36)
Comprehensive income (loss)	(3,317)	1,044	7,765	(8,809)	(3,317)
Less: comprehensive (income) loss attributable to noncontrolling interests	—	—	—	—	—
Comprehensive income (loss) attributable to common stockholders	$(3,317)	$1,044	$7,765	$(8,809)	$(3,317)

Forum Energy Technologies, Inc. and subsidiaries
Notes to condensed consolidated financial statements (continued)
(Unaudited)

Condensed consolidating statements of comprehensive income (loss)

	Three months ended September 30, 2016
	FET (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
			(in thousands)
Net sales	$—	$101,357	$44,869	$(7,958)	$138,268
Cost of sales	—	81,250	36,767	(9,033)	108,984
Gross profit	—	20,107	8,102	1,075	29,284
Operating expenses
Selling, general and administrative expenses	—	42,569	10,793	—	53,362
Transaction Expense	—	306	35	—	341
Loss (gain) on sale of assets and other	—	2,130	87	—	2,217
Total operating expenses	—	45,005	10,915	—	55,920
Earnings from equity investment	—	414	—	—	414
Equity earnings from affiliates, net of tax	(13,579)	1,620	—	11,959	—
Operating income (loss)	(13,579)	(22,864)	(2,813)	13,034	(26,222)
Other expense (income)
Interest expense (income)	6,785	(84)	45	—	6,746
Foreign exchange gains and other, net	—	(19)	(3,133)	—	(3,152)
Total other expense (income)	6,785	(103)	(3,088)	—	3,594
Income before income taxes	(20,364)	(22,761)	275	13,034	(29,816)
Provision for income tax expense (benefit)	(2,375)	(9,182)	(264)	—	(11,821)
Net income (loss)	(17,989)	(13,579)	539	13,034	(17,995)
Less: Income (loss) attributable to noncontrolling interest	—	—	(6)	—	(6)
Net income (loss) attributable to common stockholders	(17,989)	(13,579)	545	13,034	(17,989)

Other comprehensive income (loss), net of tax:
Net income (loss)	(17,989)	(13,579)	539	13,034	(17,995)
Change in foreign currency translation, net of tax of $0	(6,243)	(6,243)	(6,243)	12,486	(6,243)
Change in pension liability	(14)	(14)	(14)	28	(14)
Comprehensive income (loss)	(24,246)	(19,836)	(5,718)	25,548	(24,252)
Less: comprehensive (income) loss attributable to noncontrolling interests	—	—	(27)	—	(27)
Comprehensive income (loss) attributable to common stockholders	$(24,246)	$(19,836)	$(5,745)	$25,548	$(24,279)

Forum Energy Technologies, Inc. and subsidiaries
Notes to condensed consolidated financial statements (continued)
(Unaudited)

Condensed consolidating statements of comprehensive income (loss)

	Nine months ended September 30, 2017
	FET (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Revenue	$—	$486,683	$133,798	$(49,561)	$570,920
Cost of sales	—	375,990	108,390	(49,253)	435,127
Gross profit	—	110,693	25,408	(308)	135,793
Operating expenses
Selling, general and administrative expenses	—	149,030	36,730	—	185,760
Transaction expenses	—	1,644	111	—	1,755
Goodwill and intangible asset impairment	—	32,881	35,761	—	68,642
Loss on sale of assets and other	—	1,433	84	—	1,517
Total operating expenses	—	184,988	72,686	—	257,674
Earnings from equity investment	—	7,391	—	—	7,391
Equity earnings from affiliates, net of tax	(95,415)	(48,535)	—	143,950	—
Operating income (loss)	(95,415)	(115,439)	(47,278)	143,642	(114,490)
Other expense (income)
Interest expense (income)	20,083	(374)	(378)	—	19,331
Foreign exchange (gains) losses and other, net	—	(297)	6,805	—	6,508
Total other expense (income)	20,083	(671)	6,427	—	25,839
Income (loss) before income taxes	(115,498)	(114,768)	(53,705)	143,642	(140,329)
Provision (benefit) for income tax expense	(7,029)	(19,353)	(5,478)	—	(31,860)
Net income (loss)	(108,469)	(95,415)	(48,227)	143,642	(108,469)
Less: Income (loss) attributable to noncontrolling interest	—	—	—	—	—
Net income (loss) attributable to common stockholders	(108,469)	(95,415)	(48,227)	143,642	(108,469)

Other comprehensive income (loss), net of tax:
Net income (loss)	(108,469)	(95,415)	(48,227)	143,642	(108,469)
Change in foreign currency translation, net of tax of $0	34,094	34,094	34,094	(68,188)	34,094
Change in pension liability	(133)	(133)	(133)	266	(133)
Comprehensive income (loss)	(74,508)	(61,454)	(14,266)	75,720	(74,508)
Less: comprehensive (income) loss attributable to noncontrolling interests	—	—	—	—	—
Comprehensive income (loss) attributable to common stockholders	$(74,508)	$(61,454)	$(14,266)	$75,720	$(74,508)

Forum Energy Technologies, Inc. and subsidiaries
Notes to condensed consolidated financial statements (continued)
(Unaudited)

Condensed consolidating statements of comprehensive income (loss)

	Nine Months Ended September 30, 2016
	FET (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Revenue	$—	$321,734	$151,383	$(32,685)	$440,432
Cost of sales	—	281,666	123,631	(33,987)	371,310
Gross profit	—	40,068	27,752	1,302	69,122
Operating expenses
Selling, general and administrative expenses	—	137,099	34,539	—	171,638
Transaction expenses	—	536	35	—	571
Loss (gain) on sale of assets and other	—	2,310	(77)	—	2,233
Total operating expenses	—	139,945	34,497	—	174,442
Earnings from equity investment	—	1,207	—	—	1,207
Equity earnings from affiliates, net of tax	(54,323)	7,765	—	46,558	—
Operating income (loss)	(54,323)	(90,905)	(6,745)	47,860	(104,113)
Other expense (income)
Interest expense (income)	20,713	(97)	48	—	20,664
Deferred loan costs written off	2,588	—	—	—	2,588
Foreign exchange gains and other, net	—	(553)	(13,993)	—	(14,546)
Total other expense (income)	23,301	(650)	(13,945)	—	8,706
Income (loss) before income taxes	(77,624)	(90,255)	7,200	47,860	(112,819)
Provision (benefit) for income tax expense	(8,155)	(35,932)	713	—	(43,374)
Net income (loss)	(69,469)	(54,323)	6,487	47,860	(69,445)
Less: Income (loss) attributable to noncontrolling interest	—	—	24	—	24
Net income (loss) attributable to common stockholders	(69,469)	(54,323)	6,463	47,860	(69,469)

Other comprehensive income (loss), net of tax:
Net income (loss)	(69,469)	(54,323)	6,487	47,860	(69,445)
Change in foreign currency translation, net of tax of $0	(25,618)	(25,618)	(25,618)	51,236	(25,618)
Change in pension liability	(33)	(33)	(33)	66	(33)
Comprehensive income (loss)	(95,120)	(79,974)	(19,164)	99,162	(95,096)
Less: comprehensive (income) loss attributable to noncontrolling interests	—	—	(156)	—	(156)
Comprehensive income (loss) attributable to common stockholders	$(95,120)	$(79,974)	$(19,320)	$99,162	$(95,252)

Forum Energy Technologies, Inc. and subsidiaries
Notes to condensed consolidated financial statements (continued)
(Unaudited)

Condensed consolidating balance sheets

	September 30, 2017
	FET (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
			(in thousands)
Assets
Current assets
Cash and cash equivalents	$413	$86,552	$69,427	$—	$156,392
Accounts receivable—trade, net	—	121,199	33,177	—	154,376
Inventories	—	324,444	78,407	(8,748)	394,103
Income tax receivable	—	1,872	—	—	1,872
Cost and profits in excess of billings	—	8,515	880	—	9,395
Other current assets	—	16,251	11,454	—	27,705
Total current assets	413	558,833	193,345	(8,748)	743,843
Property and equipment, net of accumulated depreciation	—	122,196	26,820	—	149,016
Deferred financing costs, net	657	—	—	—	657
Deferred income taxes, net	—	1,279	8,440	—	9,719
Intangibles	—	171,865	52,700	—	224,565
Goodwill	—	467,337	152,295	—	619,632
Investment in unconsolidated subsidiary	—	64,499	—	—	64,499
Investment in affiliates	1,020,649	443,255	—	(1,463,904)	—
Long-term advances to affiliates	566,987	—	76,105	(643,092)	—
Other long-term assets	—	2,260	664	—	2,924
Total assets	$1,588,706	$1,831,524	$510,369	$(2,115,744)	$1,814,855
Liabilities and equity
Current liabilities
Current portion of long-term debt	$—	$1,023	$110	$—	$1,133
Accounts payable—trade	—	104,244	18,904	—	123,148
Accrued liabilities	12,877	41,691	10,150	—	64,718
Deferred revenue	—	3,889	4,617	—	8,506
Billings in excess of costs and profits	—	1,018	512	—	1,530
Total current liabilities	12,877	151,865	34,293	—	199,035
Long-term debt, net of current portion	397,187	949	9	—	398,145
Long-term payables to affiliates	—	643,092	—	(643,092)	—
Deferred income taxes, net	—	—	4,175	—	4,175
Other long-term liabilities	—	14,969	19,889	—	34,858
Total liabilities	410,064	810,875	58,366	(643,092)	636,213

Total stockholder's equity	1,178,642	1,020,649	452,003	(1,472,652)	1,178,642
Noncontrolling interest in subsidiary	—	—	—	—	—
Equity	1,178,642	1,020,649	452,003	(1,472,652)	1,178,642
Total liabilities and equity	$1,588,706	$1,831,524	$510,369	$(2,115,744)	$1,814,855

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

Forum Energy Technologies, Inc. and subsidiaries
Notes to condensed consolidated financial statements (continued)
(Unaudited)

Condensed consolidating statements of cash flows

	Nine months ended September 30, 2017
	FET (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries		Eliminations	Consolidated
			(in thousands)
Cash flows from (used in) operating activities	$(7,671)	$2,262	$(11,674)		$—	$(17,083)
Cash flows from investing activities
Acquisition of businesses, net of cash acquired	—	(42,204)	(5,686)		—	(47,890)
Capital expenditures for property and equipment	—	(14,625)	(5,031)		—	(19,656)
Investment in unconsolidated subsidiary	—	(1,041)	—	—	—	(1,041)
Long-term loans and advances to affiliates	9,790	7,902	—		(17,692)	—
Other	—	1,849	—		—	1,849
Net cash provided by (used in) investing activities	$9,790	$(48,119)	$(10,717)		$(17,692)	$(66,738)
Cash flows from financing activities
Repayment of long-term and short-term debt	—	(1,076)	(64)		—	(1,140)
Long-term loans and advances to affiliates	—	(9,790)	(7,902)		17,692	—
Net treasury shares withheld	(4,667)	—	—		—	(4,667)
Proceeds from stock issuance	2,896	—	—		—	2,896
Net cash provided by (used in) financing activities	$(1,771)	$(10,866)	$(7,966)		$17,692	$(2,911)
Effect of exchange rate changes on cash	—	—	8,702		—	8,702
Net increase (decrease) in cash and cash equivalents	348	(56,723)	(21,655)		—	(78,030)
Cash and cash equivalents
Beginning of period	65	143,275	91,082		—	234,422
End of period	$413	$86,552	$69,427		$—	$156,392

Forum Energy Technologies, Inc. and subsidiaries
Notes to condensed consolidated financial statements (continued)
(Unaudited)

Condensed consolidating statements of cash flows

	Nine Months Ended September 30, 2016
	FET (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
			(in thousands)
Cash flows from (used in) operating activities	$(6,940)	$20,042	$51,118	$(20,000)	$44,220
Cash flows from investing activities
Acquisition of businesses, net of cash acquired	—	(2,700)	—	—	(2,700)
Capital expenditures for property and equipment	—	(9,530)	(3,908)	—	(13,438)
Long-term loans and advances to affiliates	6,049	3,148	—	(9,197)	—
Other	—	3,389	321	—	3,710
Net cash provided by (used in) investing activities	$6,049	$(5,693)	$(3,587)	$(9,197)	$(12,428)
Cash flows from financing activities
Repayment of long-term debt	—	(254)	—	—	(254)
Long-term loans and advances to affiliates	—	(6,049)	(3,148)	9,197	—
Dividend paid to affiliates	—	—	(20,000)	20,000	—
Other	956	—	—	—	956
Net cash provided by (used in) financing activities	$956	$(6,303)	$(23,148)	$29,197	$702
Effect of exchange rate changes on cash	—	—	(9,209)	—	(9,209)
Net increase (decrease) in cash and cash equivalents	65	8,046	15,174	—	23,285
Cash and cash equivalents
Beginning of period	—	36,884	72,365	—	109,249
End of period	$65	$44,930	$87,539	$—	$132,534

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
Forward-looking statements may include statements about:
•business strategy;
•cash flows and liquidity;
•the volatility and impact of fluctuations in oil and natural gas prices;
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
All forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q. We disclaim any obligation to update or revise these statements unless required by law, and you should not place undue reliance on these forward-looking statements. Although we believe that our plans, intentions and expectations reflected in or suggested by the forward-looking statements we make in this Quarterly Report on Form 10-Q are reasonable, we can give no assurance that these plans, intentions or expectations will be achieved. We disclose important factors that could cause our actual results to differ materially from our expectations in "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the "SEC") on February 28, 2017, and elsewhere in this Quarterly Report on Form 10-Q. These cautionary statements qualify all forward-looking statements attributable to us or persons acting on our behalf.
Overview
We are a global oilfield products company, serving the drilling, subsea, completion, production and infrastructure sectors of the oil and natural gas industry. We design, manufacture and distribute products, and engage in aftermarket services, parts supply and related services that complement our product offering. Our product offering includes a mix of highly engineered capital products and frequently replaced items that are used in the exploration, development, production and transportation of oil and natural gas. Our capital products are directed at: drilling rig equipment for new rigs, upgrades and refurbishment projects; subsea construction and development projects; the placement of production equipment on new producing wells; pressure pumping equipment; and downstream capital projects. Our engineered systems are critical components used on drilling rigs, for completions or in the course of subsea operations, while our consumable products are used to maintain efficient and safe operations at well sites in the well construction process, within the supporting infrastructure, and at processing centers and refineries. Historically, over 60% of our revenue is derived from consumable products and activity-based equipment, while the balance is derived from capital products, and a small amount from rental and other services.
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
The probability of any cyclical change in energy prices and the extent and duration of such a change are difficult to predict. In November 2016 the Organization of Petroleum Exporting Countries and other unaffiliated countries announced that their production levels would be capped or reduced, which led to a modest increase in oil prices in late 2016 and early 2017. These increases in prices and the expectation of an improvement in supply and demand balance led to higher drilling and completions activity, and spending by our customers primarily in North America. The volume of rigs drilling for oil and natural gas in North America is a driver for our revenue from this region, and the number of those rigs has increased substantially over the past year. Exploration and production operators have continued to drill and complete wells and continue to have improved well economics derived from concentrating activity in basins with the best returns on investment, and enhanced drilling and completion techniques. This increased activity has caused us to experience improved revenue and orders during the first nine months of 2017. Activity in high cost areas, however, especially offshore and in some international areas, is lagging the North America onshore activity recovery. The pace and strength of a recovery in energy markets and in our results remain uncertain.
The table below shows average crude oil and natural gas prices for West Texas Intermediate crude oil ("WTI"), United Kingdom Brent crude oil ("Brent"), and Henry Hub natural gas:

	Three months ended
	September 30,	June 30,	September 30,
	2017	2017	2016
Average global oil, $/bbl
West Texas Intermediate	$48.18	$48.10	$44.85
United Kingdom Brent	$52.10	$49.55	$45.80

Average North American Natural Gas, $/Mcf
Henry Hub	$2.95	$3.08	$2.88
Average WTI and Brent oil prices were flat and 5% higher, respectively, in the third quarter of 2017 than in the second quarter of 2017, and were 7% and 14% higher, respectively, than in the third quarter of 2016. Average natural gas prices were 4% lower in the third quarter of 2017 compared to the second quarter of 2017, and 2% higher than in the third quarter of 2016.

The table below shows the average number of active drilling rigs, based on the weekly Baker Hughes Incorporated rig count, operating by geographic area and drilling for different purposes.

	Three months ended
	September 30,	June 30,	September 30,
	2017	2017	2016
Active Rigs by Location
United States	946	895	479
Canada	208	117	121
International	947	958	936
Global Active Rigs	2,101	1,970	1,536

Land vs. Offshore Rigs
Land	1,883	1,748	1,291
Offshore	218	222	245
Global Active Rigs	2,101	1,970	1,536

U.S. Commodity Target
Oil/Gas	759	717	389
Gas	186	177	88
Unclassified	1	1	2
Total U.S. Active Rigs	946	895	479

U.S. Well Path
Horizontal	799	751	372
Vertical	70	77	62
Directional	77	67	45
Total U.S. Active Rigs	946	895	479
The U.S. rig count reached a trough of 404 rigs in the second quarter of 2016. Since then the number of working rigs has increased to 940 rigs at the end of September 2017. The average U.S. rig count increased 6% from the second quarter of 2017. A substantial portion of our revenue is impacted by the level of rig activity and the number of wells completed. While the U.S. land rig count has continued to recover, it remains low compared to historical norms.
The table below shows the amount of total inbound orders by segment:

(in millions of dollars)	Three months ended September 30,		Nine months ended September 30, 2017
	2017	2016	2017	2016
Orders:
Drilling & Subsea	$49.3	$46.3	$170.1	$150.8
Completions	72.4	33.1	190.8	92.2
Production & Infrastructure	108.7	65.6	277.5	171.5
Total Orders	$230.4	$145.0	$638.4	$414.5

Results of operations
Three months ended September 30, 2017 compared with three months ended September 30, 2016

	Three months ended September 30,		Favorable / (Unfavorable)
	2017	2016	$	%
(in thousands of dollars, except per share information)
Revenue:
Drilling & Subsea	$54,700	$50,565	$4,135	8.2%
Completions	60,037	34,393	25,644	74.6%
Production & Infrastructure	84,979	54,030	30,949	57.3%
Eliminations	(1,007)	(720)	(287)	*
Total revenue	$198,709	$138,268	$60,441	43.7%
Operating income (loss):
Drilling & Subsea	$(8,872)	$(10,869)	$1,997	18.4%
Operating income margin %	(16.2)%	(21.5)%
Completions	1,614	(5,676)	7,290	128.4%
Operating income margin %	2.7%	(16.5)%
Production & Infrastructure	4,258	(713)	4,971	697.2%
Operating income margin %	5.0%	(1.3)%
Corporate	(9,271)	(6,406)	(2,865)	(44.7)%
Total segment operating loss	$(12,271)	$(23,664)	$11,393	48.1%
Operating income margin %	(6.2)%	(17.1)%
Transaction expenses	882	341	(541)	*
Goodwill and intangible asset impairment	638	—	(638)	*
Loss on sale of assets and other	128	2,217	2,089	*
Operating loss	(13,919)	(26,222)	12,303	46.9%
Interest expense, net	6,366	6,746	380	5.6%
Foreign exchange losses (gains) and other, net	2,360	(3,152)	(5,512)	*
Other (income) expense, net	8,726	3,594	(5,132)	*
Loss before income taxes	(22,645)	(29,816)	7,171	24.1%
Income tax benefit	(7,817)	(11,821)	(4,004)	(33.9)%
Net loss	(14,828)	(17,995)	3,167	17.6%
Less: Income attributable to non-controlling interest	—	(6)	6	*
Loss attributable to common stockholders	$(14,828)	$(17,989)	$3,161	17.6%

Weighted average shares outstanding
Basic	96,275	90,860
Diluted	96,275	90,860
Loss per share
Basic	$(0.15)	$(0.20)
Diluted	$(0.15)	$(0.20)
* not meaningful

Revenue
Our revenue for the three months ended September 30, 2017 increased $60.4 million, or 43.7%, to $198.7 million compared to the three months ended September 30, 2016. In general, the increase in revenue is due to the higher market activity resulting from higher commodity prices. In the third quarter of 2017, we were adversely affected by Hurricane Harvey, which temporarily idled facilities and operations, resulting in foregone revenue. For the three months ended September 30, 2017, our Drilling & Subsea, Completions , and Production & Infrastructure segments comprised 27.0%, 30.2%, and 42.8% of our total revenue, respectively, which compared to 36.0%, 24.9%, and 39.1% of total revenue, respectively, for the three months ended September 30, 2016. The changes in revenue by operating segment consisted of the following:
Drilling & Subsea segment — Revenue increased $4.1 million, or 8.2%, to $54.7 million during the three months ended September 30, 2017 compared to the three months ended September 30, 2016. The increase in segment revenue is attributable to increased volumes of our drilling products caused by the significant increase in the average U.S. rig count of 97% compared to the prior year period. In these drilling products, the increase was primarily volume driven as we had particularly strong increases in drilling consumable products to serve the higher rig count. Partially offsetting this increase was a $4.3 million decrease in the volume of sales of our remotely operated subsea vehicles, and associated systems and other offshore products, which was largely attributable to reduced investment in global offshore projects.
Completions segment — Revenue increased $25.6 million, or 74.6%, to $60.0 million during the three months ended September 30, 2017 compared to the three months ended September 30, 2016. The increase in drilling and completions budgets of exploration and production companies have led to an increase in market demand for our completions products. Approximately $20.5 million of the increase is a result of this increased demand, particularly in North America, for our well stimulation and intervention products. The remaining segment revenue increase was due to higher sales of our downhole products, including revenue from our acquisition of Multilift in the third quarter of 2017. Substantially all of the increase in segment revenue was attributable to higher volumes.
Production & Infrastructure segment — Revenue increased $30.9 million, or 57.3%, to $85.0 million during the three months ended September 30, 2017 compared to the three months ended September 30, 2016. The increase in drilling and completions budgets of exploration and production companies and resulting infrastructure spending have led to increased sales of our surface production equipment and valve products. Approximately half of the increase in segment revenue is attributable to higher sales volumes in our activity-based production equipment. The remaining segment revenue increase was due to higher sales of valves, including revenue from our acquisition of Cooper in the first quarter of 2017.
Segment operating loss and segment operating margin percentage
Segment operating loss for the three months ended September 30, 2017, improved $11.4 million from $(23.7) million for the three months ended September 30, 2016 to $(12.3) million for the three months ended September 30, 2017. For the three months ended September 30, 2017, the segment operating margin percentage of (6.2)% represents an improvement from the (17.1)% operating margin percentage for three months ended September 30, 2016. In the third quarter of 2017, we were adversely affected by Hurricane Harvey, which temporarily idled facilities and operations, resulting in foregone revenue and under-absorption of manufacturing costs. The segment operating margin percentage is calculated by dividing segment operating loss by revenue for the period. The change in operating margin percentage for each segment is explained as follows:
Drilling & Subsea segment — The operating margin percentage for this segment improved to (16.2)% for the three months ended September 30, 2017, from (21.5)% for the three months ended September 30, 2016. The third quarter of 2017 included $2.0 million of severance and facility closure costs. The third quarter of 2016 included $1.0 million of inventory write-downs due to lower activity levels and reduced pricing and severance and facility closure costs. Operating margins improved in our drilling product line due to higher activity levels, which caused an improvement in manufacturing scale efficiencies, as well as a better mix of higher margin products sales.
Completions segment — The operating margin percentage for this segment improved to 2.7% for the three months ended September 30, 2017, from (16.5)% for the three months ended September 30, 2016. The increase in operating margin percentage is due to increased operating leverage on higher revenue and higher volumes, primarily for our stimulation and intervention products. Operating income was positively impacted by better earnings from our investment in Global Tubing, LLC.

Production & Infrastructure segment — The operating margin percentage for this segment has improved to 5.0% for the three months ended September 30, 2017, compared to (1.3)% for the three months ended September 30, 2016. Operating margins improved with the increased volume of revenue in activity-based equipment. Our valves products also had higher gross margins on increased sales activity.
Corporate — Selling, general and administrative expenses for Corporate increased by $2.9 million, or 44.7% to $9.3 million, for the three months ended September 30, 2017 compared to the three months ended September 30, 2016, due to higher personnel costs and higher professional fees. Corporate costs include, among other items, payroll related costs for general management and management of finance and administration, legal, human resources; professional fees for legal, accounting and related services; and marketing costs.
Other items not included in segment operating loss
Several items are not included in segment operating loss, but are included in total operating loss. These items include transaction expenses, gains and losses from the sale of assets, and goodwill and intangible assets impairment. Transaction expenses relate to legal and other advisory costs incurred in acquiring businesses and are not considered to be part of segment operating loss. These costs were $0.9 million for the three months ended September 30, 2017 and $0.3 million for the three months ended September 30, 2016.
The Company recorded a goodwill impairment charge of $68.0 million during the quarter ended June 30, 2017. The Company recorded an impairment charge of $0.6 million in the quarter ended September 30, 2017 for intangible assets related to a specific product line as the decision was made in the third quarter 2017 to abandon this specific product line. This product line, where the impairment charge was incurred, is within the Subsea reporting unit. No impairment losses on goodwill or indefinite-lived intangible assets were recorded for the three months ended September 30, 2017.
Other income and expense
Other income and expense includes interest expense and foreign exchange gains and losses. We incurred $6.4 million of interest expense during the three months ended September 30, 2017, a decrease of $0.4 million from the three months ended September 30, 2016, primarily due to lower commitment fees on the reduced size of our undrawn revolving credit line. The foreign exchange gains or losses are primarily the result of movements in the British pound and the Euro relative to the U.S. dollar. These exchange rate movements create foreign exchange gains or losses when applied to assets or liabilities denominated in currencies other than the location’s functional currency. The primary drivers impacting our consolidated statements of comprehensive income (loss) were gains on U.S. dollar denominated cash, trade account receivables and net intercompany receivable balances for our entities using a functional currency other than the U.S. dollar.
Taxes
Tax benefit includes current income taxes expected to be due based on taxable income to be reported during the periods in the various jurisdictions in which we conduct business and deferred income taxes based on changes in the tax effect of temporary differences between the bases of assets and liabilities for financial reporting and tax purposes at the beginning and end of the respective periods. The effective tax rate, calculated by dividing total tax expense by income before income taxes, was 34.5% for the three months ended September 30, 2017 and 39.6% for the three months ended September 30, 2016. Impacting the tax rate for the three months ended September 30, 2017 was the change in the proportion of losses being generated in the United States, which are benefited at a higher statutory tax rate, as compared to earnings being generated outside the United States in jurisdictions subject to lower tax rates. The effective tax rate can vary from period to period depending on the Company's relative mix of U.S. and non-U.S. earnings.

Nine months ended September 30, 2017 compared with Nine months ended September 30, 2016
We made two acquisitions in the first nine months of 2017 and one in the first nine months of 2016. For additional information about these acquisitions, see Note 4 to the condensed consolidated financial statements in Item 1 of Part I of this quarterly report. Due to these acquisitions, our results of operations for the 2017 period presented may not be comparable to historical results of operations for the 2016 periods.

	Nine months ended September 30		Favorable / (Unfavorable)
	2017	2016	$	%
(in thousands of dollars, except per share information)
Revenue:
Drilling & Subsea	$180,607	$170,120	$10,487	6.2%
Completions	156,938	95,920	61,018	63.6%
Production & Infrastructure	235,676	176,364	59,312	33.6%
Eliminations	(2,301)	(1,972)	(329)	*
Total revenue	$570,920	$440,432	$130,488	29.6%
Operating income (loss):
Drilling & Subsea	$(23,580)	$(41,545)	$17,965	43.2%
Operating income margin %	(13.1)%	(24.4)%
Completions	(1,223)	(39,838)	38,615	96.9%
Operating income margin %	(0.8)%	(41.5)%
Production & Infrastructure	7,124	494	6,630	*
Operating income margin %	3.0%	0.3%
Corporate	(24,897)	(20,420)	(4,477)	(21.9)%
Total segment operating loss	$(42,576)	$(101,309)	$58,733	58.0%
Operating income margin %	(7.5)%	(23.0)%
Transaction expenses	1,755	571	(1,184)	*
Goodwill and intangible asset impairment	68,642	—	(68,642)	*
Loss on sale of assets and other	1,517	2,233	716	*
Operating loss	(114,490)	(104,113)	(10,377)	(10.0)%
Interest expense, net	19,331	20,664	1,333	6.5%
Deferred loan costs written off	—	2,588	2,588	*
Foreign exchange losses (gains) and other, net	6,508	(14,546)	(21,054)	*
Other expense, net	25,839	8,706	(17,133)	*
Loss before income taxes	(140,329)	(112,819)	(27,510)	(24.4)%
Income tax benefit	(31,860)	(43,374)	(11,514)	(26.5)%
Net loss	(108,469)	(69,445)	(39,024)	(56.2)%
Less: Income attributable to non-controlling interest	—	24	(24)	*
Loss attributable to common stockholders	$(108,469)	$(69,469)	$(39,000)	(56.1)%

Weighted average shares outstanding
Basic	96,103	90,682
Diluted	96,103	90,682
Loss per share
Basic	$(1.13)	$(0.77)
Diluted	$(1.13)	$(0.77)
* not meaningful

Revenue
Our revenue for the nine months ended September 30, 2017 increased $130.5 million, or 29.6%, to $570.9 million compared to the nine months ended September 30, 2016. In general, the increase in revenue is due to the higher market activity resulting from higher commodity prices. In the third quarter of 2017, we were adversely affected by Hurricane Harvey, which temporarily idled facilities and operations, resulting in foregone revenue. For the nine months ended September 30, 2017, our Drilling & Subsea, Completionst, and Production & Infrastructure segments comprised 31.2%, 27.5%, and 41.3% of our total revenue, respectively, which compared to 38.2%, 21.8%, and 40.0% of total revenue, respectively, for the nine months ended September 30, 2016. The changes in revenue by operating segment consisted of the following:
Drilling & Subsea segment — Revenue increased $10.5 million, or 6.2%, to $180.6 million during the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016. Approximately $32 million of the increase relates to increased sales volumes of our drilling products caused by the 79% increase in the average U.S. rig count compared to the prior year period. In our drilling products, the increase was primarily volume driven as we had particularly strong increases in drilling consumable products sold to drilling contractors both for rig mud pump upgrades and to serve the higher rig count. The increase in the drilling products was partially offset by lower volume of sales and lower demand for our remotely operated subsea vehicles, and associated systems and other offshore products, which was largely attributable to reduced investment in global offshore projects.
Completions segment — Revenue increased $61.0 million, or 63.6%, to $156.9 million during the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016. The increase in drilling and completions budgets of exploration and production companies have led to an increase in market demand for our completions products, particularly for our well stimulation products due to the increased in North America activity. Substantially all of the increase in segment revenue was attributable to higher volumes.
Production & Infrastructure segment — Revenue increased $59.3 million, or 33.6%, to $235.7 million during the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016. The increase in drilling and completions budgets of exploration and production companies and resulting infrastructure spending have led to increased sales of our surface production equipment and valve products. Approximately half of the increase is attributable to higher sales volumes in our activity-based production equipment. The remaining segment revenue increase was due to higher sales of valves, including revenue from our acquisition of Cooper in the first quarter of 2017.
Segment operating loss and segment operating margin percentage
Segment operating loss for the nine months ended September 30, 2017, improved $58.7 million from $(101.3) million for the nine months ended September 30, 2016 to $(42.6) million for the nine months ended September 30, 2017. For the nine months ended September 30, 2017, the segment operating margin percentage of (7.5)% represents an improvement from the (23.0)% operating margin percentage for nine months ended September 30, 2016. In the third quarter of 2017, we were adversely affected by Hurricane Harvey, which temporarily idled facilities and operations, resulting in foregone revenue and under-absorption of manufacturing costs. The segment operating margin percentage is calculated by dividing segment operating loss by revenue for the period. The change in operating margin percentage for each segment is explained as follows:
Drilling & Subsea segment — The operating margin percentage for this segment improved to (13.1)% for the nine months ended September 30, 2017, from (24.4)% for the nine months ended September 30, 2016. Operating margins improved in our drilling product line due to higher activity levels, which caused an improvement in manufacturing scale efficiencies, as well as a better mix of higher margin products sales. The nine months ended September 30, 2017 included $2.6 million of severance and facility closure costs. The nine months ended September 30, 2016 included $10.3 million of inventory write-downs due to lower activity levels and reduced pricing and severance and facility closure costs. For the segment, the margin improvement for drilling products were partially offset with lower margins for our subsea products due to lower revenue levels resulting in a loss of operating leverage compared to the prior year period.
Completions segment — The operating margin percentage for this segment improved to (0.8)% for the nine months ended September 30, 2017, from (41.5)% for the nine months ended September 30, 2016. The nine months ended 2016 included $20.4 million of inventory write-downs attributable to lower activity levels and reduced pricing and facility closure costs. The increase in operating margin percentage is due to increased operating leverage on higher revenue and higher volumes. Lastly, operating income (loss) was positively impacted by better earnings from our investment in Global Tubing, LLC.

Production & Infrastructure segment — The operating margin percentage for this segment improved to 3.0% for the nine months ended September 30, 2017, from 0.3% for the nine months ended September 30, 2016. The nine months ended 2017 and 2016 included $0.6 million and $3.8 million, respectively, of costs related to facility consolidation and severance. When taking into consideration the facility consolidation costs in the prior year period, operating margin increased slightly, attributable to the higher activity levels leading to increased operating leverage in our activity-based production equipment products.
Corporate — Selling, general and administrative expenses for Corporate increased by $4.5 million, or 21.9% to $24.9 million, for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016, due to higher personnel costs and higher professional fees. Corporate costs include, among other items, payroll related costs for general management and management of finance and administration, legal, human resources; professional fees for legal, accounting and related services; and marketing costs.
Other items not included in segment operating loss
Several items are not included in segment operating loss, but are included in total operating loss. These items include transaction expenses, gains and losses from the sale of assets, and goodwill impairment. Transaction expenses relate to legal and other advisory costs incurred in acquiring businesses and are not considered to be part of segment operating loss. These costs were $1.8 million for the nine months ended September 30, 2017 and $0.6 million for the nine months ended September 30, 2016.

The Company recorded a goodwill impairment charge of $68.0 million for the nine months ended September 30, 2017. The Company also recorded an impairment charge of $0.6 million for the nine months ended September 30, 2017 related to intangible assets in the Subsea reporting unit.
Other income and expense
Other income and expense includes interest expense and foreign exchange gains and losses. We incurred $19.3 million of interest expense during the nine months ended September 30, 2017, a decrease of $1.3 million from nine months ended September 30, 2016 primarily due to lower commitment fees on the reduced size of undrawn revolving credit line. The foreign exchange gains or losses are primarily the result of movements in the British pound and the Euro relative to the U.S. dollar. These movements in the exchange rates create foreign exchange gains or losses when applied to assets or liabilities denominated in currencies other than the location’s functional currency. The primary drivers impacting our consolidated statements of comprehensive income (loss) were gains on U.S. dollar denominated cash, trade account receivables and net intercompany receivable balances for our entities using a functional currency other than U.S. dollar. We wrote off $2.6 million of deferred financing costs as a result of the amendment of our Credit Facility in the first half of 2016 reducing the size of the undrawn revolving credit line.

Taxes
Tax benefit includes current income taxes expected to be due based on taxable income to be reported during the periods in the various jurisdictions in which we conduct business and deferred income taxes based on changes in the tax effect of temporary differences between the bases of assets and liabilities for financial reporting and tax purposes at the beginning and end of the respective periods. The effective tax rate, calculated by dividing total tax expense by income before income taxes, was 22.7% for the nine months ended September 30, 2017 and 38.4% for the nine months ended September 30, 2016. One item impacting the tax rate for the nine months ended September 30, 2017 was the impairment loss related to non-tax deductible goodwill. Also impacting the tax rate was the implementation of new accounting guidance related to employee share-based compensation accounting. The new guidance now requires that all excess tax benefits and tax deficiencies be recognized as income tax expense or benefit in the income statement. The Company had a tax related benefit of $2.3 million from share-based compensation awards in the nine months ended September 30, 2017, resulting in an increase in the tax benefit rate for the period on the pre-tax loss. Another item impacting the tax rate is the change in the proportion of losses being generated in the United States, which are benefited at a higher statutory tax rate, as compared to earnings being generated outside the United States in jurisdictions subject to lower tax rates; and the impairment loss related to non-tax deductible goodwill. The effective tax rate can vary from period to period depending on the Company's relative mix of U.S. and non-U.S. earnings.

Liquidity and capital resources
Sources and uses of liquidity
At September 30, 2017, we had cash and cash equivalents of $156.4 million and total debt of $399.3 million. We believe that cash on hand and cash generated from operations will be sufficient to fund operations, working capital needs, capital expenditure requirements and financing obligations for the foreseeable future.
We elected to carry back our 2016 U.S. net operating loss to recover taxes paid in earlier periods, and we received a tax refund of approximately $30.9 million in the second quarter of 2017.
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
Although we do not budget for acquisitions, pursuing growth through acquisitions is a significant part of our business strategy. We expanded and diversified our product portfolio with the acquisition of one business in the first quarter of 2017. We made one acquisition in the third quarter for total cash consideration of approximately $39 million. We acquired the remaining interest of our equity method investment from our joint venture partner, which closed subsequent to September 30, 2017. For additional information, see Note 4, Acquisition, and Note 15, Subsequent event. We continue to actively review acquisition opportunities on an ongoing basis. Our ability to make significant additional acquisitions for cash may require us to pursue additional equity or debt financing, which we may not be able to obtain on terms acceptable to us or at all.
Our cash flows for the nine months ended September 30, 2017 and 2016 are presented below (in millions):

	Nine Months Ended September 30,
	2017	2016
Net cash provided by (used in) operating activities	$(17.1)	$44.2
Net cash used in investing activities	(66.7)	(12.4)
Net cash provided by (used in) financing activities	(2.9)	0.7
Net increase (decrease) in cash and cash equivalents	$(78.0)	$23.3
Cash flows provided by (used in) operating activities
Net cash used in and provided by operating activities was $17.1 million and $44.2 million for the nine months ended September 30, 2017 and 2016, respectively. Cash provided by (used in) operations decreased as a result of sequential increases in investments in working capital in the first nine months of 2017 compared to reductions in working capital in the same period in 2016. The change in working capital in the first nine months of 2017 is primarily due to increased accounts receivable due to higher revenue; investment in inventory in anticipation of the recovery; offset by changes in accrued liability and prepaid assets, including $30.9 million tax refund received in second quarter of 2017.
Cash flows used in investing activities
Net cash used in investing activities was $66.7 million and $12.4 million for the nine months ended September 30, 2017 and 2016, respectively. The increase was primarily due to $47.9 million in consideration paid for acquisitions in the first nine months of 2017 compared to $2.7 million consideration paid for an acquisition in the first nine months of 2016. Capital expenditures for the nine months ended September 30, 2017 were $19.7 million as compared to $13.4 million for the comparable prior period. Investment in unconsolidated subsidiary for the nine months ended September 30, 2017 was $1.0 million as compared to no investment for the comparable prior period. Proceeds from sales of assets for the nine months ended September 30, 2017 was $1.8 million as compared to $3.7 million in the comparable prior period.

Cash flows provided by (used in) financing activities
Net cash used in financing activities was $2.9 million for the nine months ended September 30, 2017, compared to net cash provided by financing activities of $0.7 million for the nine months ended September 30, 2016. The increase primarily resulted from cash paid for shares withheld for taxes on stock based compensation of $4.7 million in the nine months ended September 30, 2017, compared to $1.3 million in the nine months ended September 30, 2016.
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
Credit Facility
On February 25, 2016, we amended our credit facility with Wells Fargo Bank, National Association, as administrative agent, and several financial institutions as lenders (the “Credit Facility”) to reduce lender commitments to $200.0 million. On December 12, 2016, we further amended the Credit Facility (such further amendment, the “Amended Credit Facility”), to, among other things, reduce revolving credit line commitments from $200.0 million to $140.0 million, including up to $25.0 million available for letters of credit and up to $10.0 million in swingline loans. Availability under the Amended Credit Facility was subject to a borrowing base calculated by reference to eligible accounts receivable in the United States, United Kingdom and Canada, eligible inventory in the United States, and cash on hand.
As of September 30, 2017 and December 31, 2016, we had no borrowings outstanding under the Credit Facility. As of September 30, 2017, we had $7.3 million of outstanding letters of credit. At September 30, 2017, we had the capacity to borrow an additional $113.3 million subject to certain limitations in the Credit Facility. Weighted average interest rates under the Credit Facility for the nine months ended September 30, 2017 and year ended December 31, 2016 were approximately 3.00%. As of September 30, 2017, there had been no changes to the financial covenants described in Item 8 of the Annual Report and we were in compliance with all financial covenants.
On October 30, 2017, we further amended and restated the Credit Facility (such amended and restated credit agreement, the “2017 Credit Facility”) to, among other things, increase revolving credit commitments from $140.0 million to $300.0 million, including up to $30.0 million available to certain Canadian subsidiaries of the Company for loans in United States or Canadian dollars, $25.0 million available for letters of credit issued for the account of the Company and certain of its domestic subsidiaries and $3.0 million available for letters of credit issued for the account of Canadian subsidiaries of the Company. Availability under the 2017 Credit Facility is subject to a borrowing base calculated by reference to eligible accounts receivable in the United States, Canada and certain other jurisdictions (subject to a cap) and eligible inventory in the United States and Canada. Our borrowing capacity under the 2017 Credit Facility could be reduced or eliminated, depending on future receivables and fluctuations in our inventory. The 2017 Credit Facility matures in July 2021, but if our outstanding Notes due October 2021 are refinanced or replaced with indebtedness maturing in or after February 2023, the final maturity of the 2017 Credit Facility will automatically extend to October 2022.

If excess availability under the 2017 Credit Facility falls below the greater of 10.0% of the line cap and $20.0 million, we will be required to maintain a fixed charge coverage ratio of at least 1.00:1.00 as of the end of each fiscal quarter until availability under the 2017 Credit Facility exceeds such thresholds for at least 60 consecutive days.
Off-balance sheet arrangements
As of September 30, 2017, we had no off-balance sheet instruments or financial arrangements, other than operating leases and letters of credit entered into in the ordinary course of business.
Contractual obligations
Except for net repayments under the Amended Credit Facility, as of September 30, 2017, there have been no material changes in our contractual obligations and commitments disclosed in the Annual Report.
Critical accounting policies and estimates
There have been no material changes in our critical accounting policies and procedures during the nine months ended September 30, 2017. For a detailed discussion of our critical accounting policies and estimates, refer to our 2016 Annual Report on Form 10-K.

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

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our management, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b) as of September 30, 2017. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2017 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

30,023 shares were purchased during the three months ended September 30, 2017 from employees in connection with the settlement of income tax and related benefit withholding obligations arising from the vesting of restricted stock grants. The shares of common stock purchased and placed in treasury during the three months ended September 30, 2017 are summarized in the table below.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plan or programs	Maximum value of shares that may yet be purchased under the plan or program (in thousands)
July 1, 2017 - July 31, 2017	30,023	$15.54	—	$49,752
August 1, 2017 - August 31, 2017	—	$—	—	$49,752
September 1, 2017 - September 30, 2017	—	$—	—	$49,752
Total	30,023	$15.54	—

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

Acquisition of Global Tubing, LLC

On October 2, 2017, we acquired the remaining membership interests in Global Tubing from its joint venture partner and members of management. As partial consideration for the acquisition we issued 11,488,208 shares of our common stock. The issuance of our common stock in connection with the acquisitions was exempt from registration under the Securities Act pursuant to Rule 4(a)(2) thereof and the safe harbor provided by Rule 506 of Regulation D promulgated thereunder.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
None.

Item 6. Exhibits

Exhibit
Number		DESCRIPTION

10.1*
Amendment No. 2 to the Registration Rights Agreement, dated August 25, 2017, by and among the Company and the stockholders party thereto (incorporated herein by reference to Exhibit 10.2 on the Company's Current Report on Form 8-K, filed on August 28, 2017).

10.2*
Purchase and Sale Agreement, dated August 25, 2017, by and among Forum Energy Technologies, Inc., Q-GT (V) Investment Partners, LLC and, for the purposes of Sections 6.3, 6.10, 6.11 and 6.12, Global Tubing, LLC (incorporated herein by reference to Exhibit10.1 on the Company's Current Report on Form 8-K, filed on August 28, 2017).

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

*Previously filed.

**Filed herewith.

***Furnished herewith.

SIGNATURES
As required by Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has authorized this report to be signed on its behalf by the undersigned authorized individuals.

FORUM ENERGY TECHNOLOGIES, INC.
Date:	November 1, 2017	By:	/s/ James W. Harris
James W. Harris
Executive Vice President and Chief Financial Officer
(As Duly Authorized Officer and Principal Financial Officer)

		By:	/s/ Tylar K. Schmitt
Tylar K. Schmitt
Vice President and Chief Accounting Officer
(As Duly Authorized Officer and Principal Accounting Officer)