Form 10-K
period 2017-12-31
FORUM ENERGY TECHNOLOGIES, INC.
filed 2018-02-27
CIK 1401257

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________________
FORM 10-K
____________________________________

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2017
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐
Smaller reporting company ☐	Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of Common Stock held by non-affiliates on June 30, 2017, determined using the per share closing price on the New York Stock Exchange Composite tape of $15.60 on June 30, 2017, was approximately $1.1 billion. For this purpose, our executive officers and directors and SCF Partners L.P. and its affiliates are considered affiliates.
As of February 23, 2018, there were 108,539,940 common shares outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of our Proxy Statement for the 2018 Annual Meeting of Stockholders are incorporated by reference into Part III of this report.

Forum Energy Technologies, Inc.

PART I

Item 1. Business
Forum Energy Technologies, Inc., a Delaware corporation (“Forum,” the “Company,” “we” or “us”), is a global oilfield products company, serving the drilling, subsea, completions, production and infrastructure sectors of the oil and natural gas industry. Our common shares are listed on the New York Stock Exchange (“NYSE”) under the symbol “FET.” Our principal executive offices are located at 920 Memorial City Way, Suite 1000, Houston, Texas 77024, our telephone number is (281) 949-2500, and our website is www.f-e-t.com. Our Annual Reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and all amendments thereto, are available free of charge on our website as soon as reasonably practicable after such reports are electronically filed with or furnished to the Securities and Exchange Commission (“SEC”). These reports are also available on the SEC’s website at www.sec.gov. Information contained on or accessible from our website is not incorporated by reference into this Annual Report on Form 10-K and should not be considered part of this report or any other filing that we make with the SEC.
Overview
We are a global oilfield products company, serving the drilling, subsea, completions, production and infrastructure sectors of the oil and natural gas industry. We design, manufacture and distribute products and engage in aftermarket services, parts supply and related services that complement our product offering. Our product offering includes frequently replaced consumable products that are used in the exploration, development, production and transportation of oil and natural gas, as well as a mix of highly engineered capital products. Our consumable products are used in drilling, well construction and completions activities, within the supporting infrastructure, and at processing centers and refineries. Our engineered capital products are directed at: drilling rig equipment for new rigs, upgrades and refurbishment projects; subsea construction and development projects; pressure pumping equipment; the placement of production equipment on new producing wells; and downstream capital projects. In 2017, approximately 80% of our revenue was derived from consumable products and activity-based equipment, while the balance was derived from capital products, and a small amount from rental and other services.
We seek to design, manufacture and supply reliable products that create value for our diverse customer base, which includes, among others, oil and natural gas operators, land and offshore drilling contractors, oilfield service companies, subsea construction and service companies in both oil and natural gas and non-oil and natural gas industries, and pipeline and refinery operators.
We operate three business segments that cover all stages of the well cycle, Drilling & Subsea, Completions, and Production & Infrastructure. The table below provides a summary of proportional revenue contributions from our three business segments and our primary geographic markets over the last three years:

	Percentage of revenue
	Year ended December 31,
	2017	2016	2015
Drilling & Subsea	28%	38%	44%
Completions	32%	22%	26%
Production & Infrastructure	40%	40%	30%
Total	100%	100%	100%

United States	76%	62%	60%
Canada	7%	7%	5%
Other International	17%	31%	35%
Total	100%	100%	100%
We incorporate by reference the segment and geographic information for the last three years set forth in Note 16 Business Segments and the information with respect to acquisitions set forth in Note 4 Acquisitions.

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
There are several factors that drive demand for our Drilling & Subsea segment. Our Drilling Technologies product line is influenced by global drilling activity; the level of capital investment in drilling rigs; rig upgrades and equipment replacement as drilling contractors modify their existing rigs to improve efficiency and safety; and the number of rigs and amount of well service equipment in use and the severity of the conditions under which they operate. Demand for our subsea products is impacted by global offshore activity, subsea equipment and pipeline installation, repair and maintenance spending, and growth in offshore resource development.
Drilling Technologies. We provide both drilling capital equipment and consumables, with a focus on products that enhance our customers’ handling of tubulars and drilling fluids on the drilling rig. Our product offering includes powered and manual tubular handling equipment; customized offline crane systems; drilling data acquisition management systems; pumps, pump parts, valves, and manifolds; drilling fluid end components, and a broad line of items consumed in the drilling process.
Drilling capital equipment. We design and manufacture a range of powered and manual tubular handling tools used on onshore and offshore drilling rigs. Our Forum B+V Oil Tools and Wrangler™ branded tools reduce direct human involvement in the handling of pipe during drilling operations, improving safety, speed and efficiency of operations. Our tubular handling tools include elevators, clamps, slip handles, tong handles, powered slips, spiders and kelly spinners. Our hydraulic catwalks mechanize the lifting and lowering of tubulars to and from the drill floor, eliminating or reducing the need for traditional drill pipe and casing “pick-up and lay-down” operations with associated personnel. In addition, our make-up and break-out tools, called Forum B+V Oil Tools Floorhand™ and Wrangler Roughneck™, automate a potentially dangerous rig floor task and improve rig drilling speed and safety. In addition, we design and manufacture a range of rig-based offline activity cranes, multi-purpose cranes and personnel transfer solutions. Many of these cranes are fit-for-purpose multi-axis cranes that provide access to hard-to-reach places and eliminate the need for manual interface.
In addition to powered tubular handling equipment, materials handling and personnel transfer equipment, we design and manufacture drilling manifold systems and high pressure piping packages.
Finally, we repair and service drilling equipment for both land and offshore rigs. Many of our service employees work in the field to address problems at the rig site.
Consumable products. We manufacture a range of consumable products used on drilling rigs, well servicing rigs, pressure pumping units, and hydraulic fracturing systems. Our consumable products include valves, centrifugal pumps, mud pump parts, rig sensors, inserts, and dies. We are also a supplier of oilfield bearings to original equipment manufacturers and repair businesses for use in drilling and well stimulation equipment.
Subsea Technologies. We design and manufacture capital equipment and specialty components used in the subsea sector and provide a broad suite of complementary subsea technical services and rental items. We have a core focus on the design and manufacture of remotely operated vehicle (“ROV”) systems, other specialty subsea vehicles, and rescue submarines, as well as critical components of these vehicles. Many of our related technical services complement our vehicle offerings.
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
Our subsea vehicle customers are primarily large offshore construction companies, including non-oil and natural gas industry entities, such as a range of governmental organizations including navies, maritime science and geoscience research organizations, offshore wind power companies, and other industries operating in marine environments.
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
Subsea technical services and rental. Our Forum Subsea Rentals (“FSR”) business maintains a fleet of subsea rental items, primarily subsea positioning equipment. Our customers for rental items are primarily subsea construction and offshore service companies. In addition, we offer a system that offers a complete solution for digital video capture, playback, processing and reporting of subsea inspection survey data. On January 3, 2018, we contributed FSR into Ashtead Technology, a competing business, in exchange for a 40% interest in the combined business. The transaction creates a market leading independent provider of subsea survey and ROV equipment rental services. After the transaction, our interest in the combined business will be presented as an equity method investment.
Completions segment
In our Completions segment, we design, manufacture and supply products and provide related services to the well construction, completion, stimulation and intervention markets. Through this segment, we offer downhole technologies, including cementing and casing tools, completion products, and a range of downhole cable protection solutions; and we also offer stimulation and intervention technologies, including pumps and well stimulation consumable products and related recertification and refurbishment services.
There are several factors driving demand for our Completions segment. Our Downhole Technologies product line is impacted by the level of well completion activity and complexity of well construction and completion. Our Stimulation and Intervention product line and Coiled Tubing product line are impacted by the use of hydraulic fracturing to develop oil and natural gas reserves in shale or tight sand basins across North America and the level of workover and intervention activity.
Downhole Technologies. We manufacture a broad line of downhole products that are consumed during the well construction, completion and production enhancement processes.
Casing and cementing tools. Through our Davis-Lynch™ branded downhole well construction and completion tools operations, we design and manufacture products used in the construction of oil and natural gas wells. We design and manufacture a full range of centralizers, float equipment, stage cementing tools, inflatable packers, flotation collars, cementing plugs, fill and circulation tools for running casing, casing hangers and surge reduction equipment. Our products are used in the construction of onshore and offshore wells.
Completion products. We manufacture a line of downhole completion tools, including composite plugs, and wireline flow-control products. Our composite plugs are primarily used for zonal isolation during multi-stage hydraulic fracturing in horizontal and vertical wells. The design of the plugs allows them to be drilled out quickly to improve service efficiency. We offer a variety of plug sizes to fit various casings as well as a range of temperature and pressure ratings to accommodate different well environments. Our wireline flow-control products include a number of components included in most completions such as landing nipples, circulating sleeves, blanking plugs and separation tools.
Downhole protection systems. We offer a full range of downhole protection solutions through our Cannon Services™ and Multilift brands. The Cannon Services clamp and protection system is used to shield downhole control lines, cables and gauges during installation and to provide protection during production enhancement operations. We design and manufacture a full range of downhole protection solutions for electrical submersible pump (“ESP”) cabling, encapsulated control lines, sub-surface safety valves and permanent downhole gauges. We provide both standard and customized protection systems, and we utilize a range of materials in our products for various downhole environments. Multilift SandGuard™ and Cyclone™ completion tools extend the useful life of an ESP by protecting it against sand and other solids after shutdown.
Specialized torque equipment. We also design and manufacture specialized torque equipment and related control systems for tubular connections, including high torque stroking, or bucking units; fully rotational torque units; and portable torque units for field deployment. In addition, we provide aftermarket service.
Our primary customers in this product line are oil and natural gas producers, and service companies providing completion, ESP and other intervention services to producers.
Stimulation and Intervention. We provide a broad range of high pressure pumps and flow equipment used by well stimulation, or pressure pumping, companies during stimulation, intervention and flowback processes. We design and manufacture pressure control plug, choke and relief valves, swivel joints, pup joints and integral fittings, manifolds and manifold trailers, as well as triplex and quintuplex fluid-end assemblies. Frequent refurbishment and recertification of flow equipment is critical to ensuring the reliable and safe operation of a pressure pumping company’s fleet. We perform these services at various locations and operate a fleet of mobile refurbishment and recertification tractor trailers, which can be deployed to the customer’s yard. We serve many of the unconventional basins across North America and seek to position our stocking and service locations in proximity to our customers’ operations.
We manufacture pressure control products that are used for well intervention operations and sold directly to oilfield service companies and equipment rental companies. These products include both coiled tubing and wireline blowout preventers and their accessories. We also conduct aftermarket refurbishment and recertification services for pressure control equipment. In addition to blowout preventers for wireline units, we manufacture electro-mechanical wireline cables.
Our primary customers in the Stimulation and Intervention product line are pressure pumping and flowback service companies, although we also generate sales to original equipment manufacturers of pressure pumping units.
Coiled Tubing. We manufacture Global Tubing® branded coiled tubing strings, coiled line pipe and provide related services. Coiled tubing strings are consumable components of coiled tubing units that perform well completion and intervention activities. Our coiled line pipe offering serves as an alternative to the conventional line pipe in onshore and subsea applications.
We invested in Global Tubing, LLC (“Global Tubing”) with a joint venture partner (with Global Tubing’s management retaining a small interest) in 2013. In the fourth quarter of 2017, we acquired the remaining membership interests in Global Tubing. Additional details about the acquisition and investment are included in Note 4 Acquisitions and Note 5 Investment in Unconsolidated Subsidiary, respectively.
Our primary customers in the Coiled Tubing product line are service companies that provide coiled tubing services globally.
Production & Infrastructure segment
In our Production & Infrastructure segment, we design, manufacture and supply products and provide related equipment and services to production and infrastructure markets. Through this segment, we supply production equipment, including well site production and process equipment, and a broad range of industrial and process valves.
The level of spending to bring new wells on production, including the related infrastructure, is the primary driver for our Production & Infrastructure segment. Our Production Equipment product line also has exposure to the amount of spending on midstream and downstream projects as it offers products that go from the well site to inside the refinery fence. Our Valve Solutions product line is impacted by the level of infrastructure additions, upgrades and maintenance activities across the oil and natural gas industry, including the upstream, midstream and downstream sectors. This includes heavy oil development in Canada and investments in new petrochemical facilities. In addition, our valves are used in the power, process and mining industries.
Production Equipment. Our surface Production Equipment product line provides engineered process systems and field services for capital equipment used at the wellsite and, for production processing, in the U.S. Once a well has been drilled, completed and brought on stream, we provide the well operator or producer with the process equipment necessary to make the oil or natural gas ready for transmission. We engineer, fabricate and install separators, packaged production systems and American Society of Mechanical Engineers (“ASME”) and American Petroleum Institute (“API”) coded pressure vessels, skidded vessels with gas measurement, modular process plants, header and manifold skids, process and flow control equipment and separators to help clean and process oil or natural gas as it travels from the wellhead and along the transmission line to the refinery. Our customers are principally oil and natural gas operators or producers.
We have several North American manufacturing locations and service centers. To ensure smooth delivery of equipment, we maintain a fleet of specialized trucks and crews that can deliver and install the production equipment on the well site.
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
We market our valves to our customers and end users through our recognized brands: PBV™, DSI®, Quadrant®, Accuseal®, Cooper Alloy®, and ABZ™. Much of our production is sold through distribution supply companies, with our marketing efforts targeting end users for pull through of our products. Our global sales force and representatives cover approximately 30 countries, with local sales and distribution in Australia and Canada. Our Canadian operations provide significant exposure to the heavy oil projects.
Our manufacturing and supply chain systems enable us to design and produce high-quality engineered valves, as well as provide standardized products, while maintaining competitive pricing and minimizing capital requirements. We also utilize our international manufacturing partners to produce components and completed products for a number of our other valve brands.
Depending on the product, we manufacture our valves to conform to the standards of one or more of the API, American National Standards Institute, American Bureau of Shipping, and International Organization for Standardization and/or other relevant standards governing the design and manufacture of industrial valves. Through our Valve Solutions product line, we participate in the API’s standard-setting process.
Business history
Forum was incorporated in 2005 and formed through a series of acquisitions. In August 2010, Forum Oilfield Technologies, Inc. was renamed Forum Energy Technologies, Inc. On April 17, 2012, we completed our initial public offering.
Backlog
As we provide a mix of capital goods, consumable products, repair parts, and rental services, a majority of our business does not require lengthy lead times. A majority of the orders and commitments included in our backlog as of December 31, 2017 were scheduled to be delivered within six months. Our backlog, net of cancellations, was approximately $222 million at December 31, 2017 and approximately $165 million at December 31, 2016. Substantially all of the projects currently in our backlog are subject to change and/or termination at the option of the customer. In the case of a change or termination, the customer is generally required to pay us for work performed and other costs necessarily incurred as a result of the change or termination. It is difficult to predict how much of our current backlog will be delayed or terminated, or subject to changes, as well as our ability to collect termination or change fees.
Our consumable and repair products are predominantly off-the-shelf items requiring short lead-times, generally less than six months, and our related refurbishment or other services are also not contracted with significant lead time. The composition of our backlog is reflective of our mix of capital equipment, consumable products, aftermarket and other related items. Our bookings, which consist of written orders or commitments for our products or related services, during the years ended December 31, 2017 and 2016 were approximately $870 million and $597 million, respectively.
Customers
No customer represented more than 10% of consolidated revenue in any of the last three years.

Seasonality
A substantial portion of our business is not significantly impacted by seasonality. We do, however, generally experience lower sales and profitability in the fourth quarter due to a decrease in working days caused by calendar year-end holidays, and manufacturing and shipping delays caused by weather. In addition, given the geographic proximity of a number of our facilities to the Gulf Coast, we are subject to business interruptions caused by hurricanes and tropical storms. A small portion of the revenue we generate from selected Canadian operations often benefits from higher first quarter activity levels, as operators take advantage of the winter freeze to gain access to remote drilling and production areas. Revenue exposed to this type of seasonality, however, comprised less than 5% of our overall revenue in 2017.
Competition
The markets in which we operate are highly competitive. We compete with a number of companies, some of which have greater financial and other resources than we do. The principal competitive factors in our markets are product quality and performance, price, breadth of product offering, availability of products and services, distribution capabilities, responsiveness to customer needs and reputation for service. We believe our products and services in each segment are at least comparable in price, quality, performance and dependability with our competitors’ offerings. We seek to differentiate ourselves from our competitors by providing a rapid response to the needs of our customers, a high level of customer service, and innovative product development initiatives. Some of our competitors expend greater amounts of money on formal research and engineering efforts than we do. We believe, however, that our product development efforts are enhanced by the investment of management time we make to improve our customer service and to work with our customers on their specific product needs and challenges.
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
Raw materials
We acquire component parts, products and raw materials from suppliers, including foundries, forge shops, and original equipment manufacturers. The prices we pay for our raw materials may be affected by, among other things, energy, steel and other commodity prices, tariffs and duties on imported materials and foreign currency exchange rates. Certain of our component parts, products or raw materials, such as bearings, are only available from a limited number of suppliers. Please see “Risk factors—Risks related to our business—We are subject to the risk of supplier concentration.”
We cannot assure you that we will be able to continue to purchase raw materials on a timely basis or at acceptable prices. We generally try to purchase our raw materials from multiple suppliers so we are not dependent on any one supplier, but this is not always possible.
Working capital
We fund our business operations through a combination of available cash and equivalents, short-term investments, and cash flow generated from operations. In addition, our senior secured revolving credit facility is available for working capital needs. For a summary of our credit facility, please read “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and capital resources.”
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
We typically offer our customers payment terms of 30 days, although during downturns in activity such as our industry experienced beginning in the second half of 2014, customers often take 60 days or more to settle accounts. For sales into certain countries or for select customers, we might require payment upfront or credit support through a letter of credit. For longer term projects, we typically require progress payments as important milestones are reached. On average, we collect our receivables in about 60 days from shipment resulting in a substantial investment in accounts receivable. Likewise, standard terms with our vendors are 60 days. For critical items sourced from significant vendors, we have settled accounts more quickly, sometimes in exchange for early payment discounts.
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
Hazardous substances and waste
The Resource Conservation and Recovery Act (the “RCRA”) and comparable state statutes, regulate the generation, transportation, treatment, storage, disposal and cleanup of hazardous and non-hazardous wastes. Under the auspices of the Environmental Protection Agency (the “EPA”), the individual states administer some or all of the provisions of the RCRA, sometimes in conjunction with their own, more stringent requirements. We are required to manage the transportation, storage and disposal of hazardous and non-hazardous wastes in compliance with the RCRA.
The Comprehensive Environmental Response, Compensation, and Liability Act (the “CERCLA”), also known as the Superfund law, imposes joint and several liability, without regard to fault or legality of conduct, on classes of persons who are considered to be responsible for the release of a hazardous substance into the environment. These persons include the owner or operator of the site where the release occurred, and anyone who disposed or arranged for the disposal of a hazardous substance released at the site. We currently own, lease, or operate numerous properties that have been used for manufacturing and other operations for many years. We also contract with waste removal services and landfills. These properties and the substances disposed or released on them may be subject to the CERCLA, RCRA and analogous state laws. Under such laws, we could be required to remove previously disposed substances and wastes, remediate contaminated property, or perform remedial operations to prevent future contamination. In addition, it is not uncommon for neighboring landowners and other third-parties to file claims for personal injury and property damage allegedly caused by hazardous substances released into the environment.

Water discharges
The Federal Water Pollution Control Act (the “Clean Water Act”) and analogous state laws impose restrictions and strict controls with respect to the discharge of pollutants, including spills and leaks of oil and other substances, into waters of the U.S. The discharge of pollutants into regulated waters is prohibited, except in accordance with the terms of a permit issued by the EPA or an analogous state agency. A responsible party includes the owner or operator of a facility from which a discharge occurs. The Clean Water Act and analogous state laws provide for administrative, civil and criminal penalties for unauthorized discharges and, together with the Oil Pollution Act of 1990, impose rigorous requirements for spill prevention and response planning, as well as substantial potential liability for the costs of removal, remediation, and damages in connection with any unauthorized discharges.
Air emissions
The Federal Clean Air Act (the “Clean Air Act”) and comparable state laws regulate emissions of various air pollutants through air emissions permitting programs and the imposition of other emission control requirements. In addition, the EPA has developed, and continues to develop, stringent regulations governing emissions of toxic air pollutants at specified sources. Non-compliance with air permits or other requirements of the Clean Air Act and associated state laws and regulations can result in the imposition of administrative, civil and criminal penalties, as well as the issuance of orders or injunctions limiting or prohibiting non-compliant operations.
Climate change
In December 2009, the EPA determined that emissions of carbon dioxide, methane and other “greenhouse gases” (“GHGs”) present an endangerment to public health and the environment because emissions of such gases are, according to the EPA, contributing to warming of the earth’s atmosphere and other climatic changes. Based on these findings, the EPA has begun adopting and implementing regulations to restrict emissions of greenhouse gases under existing provisions of the Clean Air Act.
In addition, the U.S. Congress has from time to time considered adopting legislation to reduce emissions of greenhouse gases and almost one-half of the states have already taken legal measures to reduce emissions of greenhouse gases primarily through the planned development of greenhouse gas emission inventories and/or regional greenhouse gas cap and trade programs. Most of these cap and trade programs work by requiring major sources of emissions, such as electric power plants, or major producers of fuels, such as refineries and gas processing plants, to acquire and surrender emission allowances. The number of allowances available for purchase is reduced each year in an effort to achieve the overall greenhouse gas emission reduction goal. In April 2016, the U.S. signed the Paris Agreement, which requires member countries to review and “represent a progression” in their nationally determined contributions, which set GHG emission reduction goals, every five years. In June 2017, President Trump announced that the U.S. will withdraw from the Paris Agreement unless it is renegotiated. The State Department informed the United Nations of the U.S. withdrawal in August 2017.
The adoption of legislation or regulatory programs to reduce emissions of greenhouse gases could require us to incur increased operating costs, such as costs to purchase and operate emissions control systems, to acquire emissions allowances or comply with new regulatory or reporting requirements. Any such legislation or regulatory programs could also increase the cost of consuming, and thereby reduce demand for, the oil and natural gas produced by our customers. Consequently, legislation and regulatory programs to reduce emissions of greenhouse gases could have an adverse effect on our business, financial condition and results of operations. Finally, it should be noted that some scientists have concluded that increasing concentrations of greenhouse gases in the earth’s atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of storms, droughts, and floods and other climatic events. If any such effects were to occur, they could have an adverse effect on our business, financial condition, results of operations and cash flow. For more information, please read “Risk Factors-Climate change legislation or regulations restricting emissions of greenhouse gases could increase our operating costs or reduce demand for our products.”

Hydraulic fracturing
A significant percentage of our customers’ oil and natural gas production is being developed from unconventional sources, such as hydrocarbon shales. These formations require hydraulic fracturing completion processes to release the oil or natural gas from the rock so that it can flow through the formations. Hydraulic fracturing involves the injection of water, sand and chemicals under pressure into the formation to stimulate production. A number of federal agencies, including the EPA and the U.S. Department of Energy, are analyzing, or have been requested to review, a variety of environmental issues associated with shale development, including hydraulic fracturing. In addition, some states have adopted, and other states are considering adopting, regulations that could impose more stringent disclosure and/or well construction requirements on hydraulic fracturing operations. Local governments may also seek to adopt ordinances within their jurisdictions regulating the time, place and manner of drilling activities in general or hydraulic fracturing activities in particular, in some cases banning hydraulic fracturing entirely. We cannot predict whether any such legislation will ever be enacted and if so, what its provisions would be. If additional levels of regulation and permits were required through the adoption of new laws and regulations at the federal or state level, that could lead to delays, increased operating costs and process prohibitions for our customers that could reduce demand for our products and services, which would materially adversely affect our revenues, results of operations and cash flows.
Employee health and safety
We are subject to a number of federal and state laws and regulations, including the federal Occupational Safety and Health Act (“OSHA”) and comparable state statutes, establishing requirements to protect the health and safety of workers. In addition, the OSHA hazard communication standard, the EPA community right-to-know regulations under Title III of the federal Superfund Amendment and Reauthorization Act and comparable state statutes require that information be maintained concerning hazardous materials used or produced in our operations and that this information be provided to employees, state and local government authorities and the public. Substantial fines and penalties can be imposed and orders or injunctions limiting or prohibiting certain operations may be issued in connection with any failure to comply with laws and regulations relating to worker health and safety. For more information, please read “Risk Factors-Potential legislation or regulations restricting the use of hydraulic fracturing could reduce demand for our products.”
Offshore regulation
Events in recent years have heightened environmental and regulatory concerns about the offshore oil and natural gas industry. From time to time, governing bodies may propose and have enacted legislation or regulations that may materially limit or prohibit offshore drilling in certain areas. If laws are enacted or other governmental actions are taken that delay, restrict or prohibit offshore operations in our customers’ expected areas of operation, our business could be materially adversely affected. New or newly interpreted regulations and other regulatory initiatives by U.S. governmental agencies have created significant uncertainty regarding the outlook for offshore activity in the U.S. Gulf of Mexico and possible implications for regions outside of the U.S. Gulf of Mexico. Third party challenges to industry operations in the U.S. Gulf of Mexico may also serve to further delay or restrict activities. If the new regulations, operating procedures and possibility of increased legal liability are viewed by our current or future customers as a significant impairment to expected profitability on projects, then they could discontinue or curtail their offshore operations thereby reducing demand for our offshore products and services.
We also operate in non-U.S. jurisdictions, which may impose similar regulations, prohibitions or liabilities.
Operating risk and insurance
We maintain insurance coverage of types and amounts that we believe to be customary and reasonable for companies of our size and with similar operations. In accordance with industry practice, however, we do not maintain insurance coverage against all of the operating risks to which our business is exposed. Therefore, there is a risk our insurance program may not be sufficient to cover any particular loss or all losses. Currently, our insurance program includes coverage for, among other things, general liability, umbrella liability, sudden and accidental pollution, personal property, vehicle, workers’ compensation, and employer’s liability coverage.
Employees
As of December 31, 2017, we had approximately 2,600 employees. Of our total employees, approximately 2,000 were in the U.S., 250 were in the United Kingdom, 100 were in Germany, 100 were in Canada and 150 were in other locations. We are not a party to any collective bargaining agreements, other than in our Hamburg, Germany and Monterrey, Mexico facilities, and we consider our relations with our employees to be satisfactory.

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
In the second half of 2014 the oil and natural gas industry began to experience a prolonged reduction in the overall level of exploration and development activities as a result of the decline in commodity prices that continued into late 2016. As a result, many of our customers reduced or delayed their oil and natural gas exploration and production spending, reducing the demand for our products and services and exerting downward pressure on the prices that we charge. These conditions adversely impacted our business in 2015 and 2016. Although crude oil prices increased by approximately 17% over the course of 2017, and we have experienced strong incremental demand growth over the last year, it is uncertain whether commodity prices and demand will maintain these levels or increase materially in 2018. Furthermore, there can be no assurance that the demand or pricing for oil and natural gas will follow historic patterns or continue to recover meaningfully in the near term. Declines in oil and natural gas prices and decreased levels of exploration, development, and production activity relative to historical norms may negatively affect:

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

Our inability to control the inherent risks of acquiring and integrating businesses could disrupt our business operations and adversely affect our operating results going forward.
We continuously evaluate acquisitions and dispositions and may elect to acquire or dispose of assets in the future. For example, in 2017 we acquired Multilift Welltec, LLC, Multilift Wellbore Technology Limited, the remaining membership interests of Global Tubing, LLC, substantially all of the assets of Cooper Valves, LLC, and 100% of the general partnership interests of Innovative Valve Components. Furthermore, in January 2018, we contributed our subsea rentals business into a competing business in exchange for a 40% interest in the combined business. These activities may distract management from day-to-day tasks. Acquisitions involve numerous risks, including:

•	unanticipated costs and exposure to unforeseen liabilities;

•	difficulty in integrating the operations and assets of the acquired businesses;

•	potential inability to retain key employees and customers of the acquired company;

•	potential inability to properly establish and maintain effective internal controls over an acquired company;

•	risk of entering markets in which we have limited prior experience; and

•	failure to realize the full range of synergies that were expected when assessing the value to be paid for the acquisition.
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
We have a relatively short operating history as a public company. In addition, we have completed fourteen acquisitions since our initial public offering. These factors may make it more difficult for investors to evaluate our business and prospects, and to forecast our future operating results. As a result, historical financial data may not give you an accurate indication of what our actual results would have been if subsequent acquisitions had been completed at the beginning of the periods presented or of what our future results of operations are likely to be. Our future results will depend on our ability to efficiently manage our combined operations and execute our business strategy.
Facility consolidations or expansions may subject us to risks of operating inefficiencies, construction delays and cost overruns.
We have consolidated and may continue to consolidate facilities to achieve operating efficiencies and reduce costs. These facility consolidations may be delayed and cause us to incur increased costs, product or service delivery delays, decreased responsiveness to customer needs, liabilities under terms and conditions of sale or other operational inefficiencies, or may not provide the benefits we anticipate. We may lose key personnel and operational knowledge that might lead to quality issues or delays in production.
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
The market price of common stock of companies engaged in the oil and natural gas equipment manufacturing and services industry has been volatile. Likewise, the market price of our common stock has varied significantly in the past. For example, in 2017, the market price of our common stock reached a high of $26.25 per share on February 10, 2017 and a low of $10.05 per share on August 21, 2017. We expect it to continue to remain volatile given the cyclical nature of our industry.

Given the uncertainty relating to long-term commodity prices and associated customer demand, we may hold excess or obsolete inventory and experience a reduction in gross margins and financial results.
We cannot accurately predict what or how many products our customers will need in the future. Orders are placed with our suppliers based on forecasts of customer demand and, in some instances, we may establish buffer inventories to accommodate anticipated demand. For example, at certain times, we have built capital equipment before receiving customer orders, and we have kept our standardized downhole protection systems and certain of our flow iron products in stock and readily available for delivery on short notice from customers. Our forecasts of customer demand are based on multiple assumptions, each of which may introduce errors into the estimates. In addition, many of our suppliers, such as those for certain of our standardized valves, require a longer lead time to provide products than our customers demand for delivery of our finished products. If we overestimate customer demand, we may allocate resources to the purchase of material or manufactured products that we may not be able to sell when we expect to, if at all. As a result, we would hold excess or obsolete inventory, which would reduce gross margin and adversely affect financial results upon writing down the value of inventory. Conversely, if we underestimate customer demand or if insufficient manufacturing capacity is available, we would miss revenue opportunities and potentially lose market share and damage our customer relationships. For example, we did not maintain sufficient inventory of power ends and treating iron as we underestimated the acceleration in demand from pressure pumping customers in 2017. In addition, any future significant cancellations or deferrals of product orders or the return of previously sold products could materially and adversely affect profit margins, increase product obsolescence and restrict our ability to fund our operations.
A substantial portion of our business has historically been driven by our customers’ spending on capital equipment such as drilling rigs. As a result of the high levels of construction of capital equipment in prior years, we expect capital spending by our customers may remain at its current low level for a significant period of time.
In various segments of the energy industry, there have been high levels of demand for construction of capital intensive equipment in recent years, some of which has a long life once introduced into the industry. High levels of investment can produce excess supply of equipment for many years, reducing day rates and undermining the economics for new capital equipment orders. In addition, decreases in commodity prices reduce activity, exacerbating the effect of oversupply. As a result of both the prior high levels of capital investment and decreased levels of activity, the demand for capital equipment construction fell significantly in recent years. When spending levels by our customers fall, we experience decreased demand for our capital equipment products. For example, starting in the second half of 2014 we saw spending levels on drilling rigs decrease relative to the pace of investment in the previous two years, which has continued due to the overhang of capital equipment. This reduction in capital spending is spread across most energy sectors that we supply. Our financial results have been negatively impacted by the recent and ongoing reduction in capital equipment spending in the oilfield services industry, and we expect that this will continue until oil prices increase substantially and the oversupply of capital equipment is eliminated.
Technological advances have rendered drilling more efficient, reducing the amount of capital equipment required to drill the same number of wells and the demand for our products.
New techniques and technological advances have reduced the number of days required to drill wells. The number of days required for a drilling rig to be on a site to drill a well has in many areas been reduced by at least half over the last several years. This has exacerbated the oversupply of drilling rigs and may lengthen the time until the next round of significant capital investment by our drilling company customers. These advances may also result in a lower overall level of capital investment when the current generation of drilling rigs is required to be replaced.

Our indebtedness could restrict our operations and make us more vulnerable to adverse economic conditions.
We currently have a substantial amount of indebtedness, including $400.0 million of 6.25% senior unsecured notes due October 2021, and $108.4 million outstanding under our $300.0 million senior secured revolving credit facility. Our level of indebtedness may adversely affect our operations and limit our growth, and we may have difficulty making debt service payments on our indebtedness as such payments become due. Our level of indebtedness may affect our operations in several ways, including the following:

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
Our indenture and credit facility contain, and any future indebtedness we incur may contain, a number of restrictive covenants that will impose significant operating and financial restrictions on us, including restrictions on our ability to, among other things:

•	pay dividends on, purchase or redeem our common stock;

•	make certain investments;

•	incur or guarantee additional indebtedness or issue certain types of equity securities;

•	create certain liens;

•	sell assets, including equity interests in our restricted subsidiaries;

•	redeem or prepay subordinated debt;

•	restrict dividends or other payments of our restricted subsidiaries;

•	consolidate, merge or transfer all or substantially all of our assets;

•	engage in transactions with affiliates;

•	create unrestricted subsidiaries; or

•	execute our acquisition strategy.

Our credit facility also contains covenants, which, among other things, require us in certain circumstances, on a consolidated basis, to maintain specified financial ratios or conditions. As a result of these covenants, we may be limited in the manner in which we conduct our business, and we may be unable to engage in favorable business activities or finance future operations or capital needs. Our ability to borrow under the credit facility and comply with some of the covenants, ratios or tests contained in our indenture and credit facility may be affected by events beyond our control. If market or other economic conditions deteriorate, and there is a decrease in our accounts receivable and inventory, our ability to borrow under our credit facility will be reduced and our ability to comply with these covenants, ratios or tests may be impaired. A failure to comply with the covenants, ratios or tests or any future indebtedness could result in an event of default, which, if not cured or waived, could have a material adverse effect on our business, financial condition and results of operations.
We are subject to the risk of supplier concentration.
Certain of our product lines depend on a limited number of third party suppliers. In some cases, the suppliers own the intellectual property rights to the products we sell, or possess the technology or specialized tooling required to manufacture them. As a result of this concentration in part of our supply chain, our business and operations could be negatively affected if our key suppliers were to experience significant disruptions affecting the price, quality, availability or timely delivery of their products, or if they were to decide to terminate their relationships with us. For example, we have a limited number of suppliers for our bearings product lines and certain of our valve product lines. The partial or complete loss of any one of our key suppliers, or a significant adverse change in the relationship with any of these suppliers, through consolidation or otherwise, would limit our ability to manufacture and sell certain of our products.
We may not realize revenue on our current backlog due to customer order reductions, cancellations and acceptance delays, which may negatively impact our financial results.
Decreases in oil and natural gas prices and the resulting uncertainty regarding demand for our customers’ services have resulted in order reductions, cancellations and acceptance delays in the past, and we may experience more of these in the future. We may be unable to collect revenue for all of the orders reflected in our backlog, or we may be unable to collect cancellation penalties, to the extent we have the right to impose them, or the revenues may be pushed into future periods. In addition, customers who are more highly leveraged or otherwise unable to pay their creditors in the ordinary course of business may become insolvent or be unable to operate as a going concern. We may be unable to collect amounts due or damages we are awarded from these customers, and our efforts to collect such amounts may damage our customer relationships. Our results of operations and overall financial condition may be negatively impacted by a reduction in revenue as a result of these circumstances.
The markets in which we operate are highly competitive, and some of our competitors hold substantial market share and have substantially greater resources than we do. We may not be able to compete successfully in this environment and, in particular, against a much larger competitor.
The markets in which we operate are highly competitive and our products and services are subject to competition from significantly larger businesses. One competitor in particular holds a substantially greater market share than us in one of our product lines and has substantially greater resources than we do. We also have several other competitors that are large national and multinational companies that have longer operating histories, greater financial, technical and other resources and greater name recognition than we do. Some of our competitors may be able to respond more quickly to new or emerging technologies and services and changes in customer requirements. In addition, several of our competitors provide a much broader array of services, and have a stronger presence in more geographic markets. Our larger competitors may be able to use their size and purchasing power to seek economies of scale and pricing concessions. Furthermore, some of our customers are also our competitors and they may cease buying from us. We also have competitors outside of the U.S. with lower structural costs due to labor and raw material cost in and around their manufacturing centers. Moreover, our competitors may utilize available capacity during a period of depressed energy prices to gain market share.
New competitors could also enter the markets in which we compete. We consider product quality, price, breadth of product offering, availability of products and services, performance, distribution capabilities, responsiveness to customer needs and reputation for service to be the primary competitive factors. Competitors may be able to offer more attractive pricing, duplicate strategies, or develop enhancements to products that could offer performance features that are superior to our products. In addition, we may not be able to retain key employees of entities that we acquire in the future and those employees may choose to compete against us. Competitive pressures, including those described above, and other factors could adversely affect our competitive position, resulting in a loss of market share or decreases in prices. In addition, some competitors are based in foreign countries and have cost structures and prices based on foreign currencies. Accordingly, currency fluctuations could cause U.S. dollar-priced products to be less competitive than our competitors’ products that are priced in other currencies. For more information about our competitors, please read “Business—Competition.”
We may be unable to employ a sufficient number of skilled and qualified workers.
The delivery of our products and services requires personnel with specialized skills and experience. Our ability to be productive and profitable depends upon our ability to employ and retain skilled workers. During periods of increasing activity in our industry, such as we are now experiencing in some of our product lines, our ability to expand our operations depends in part on our ability to increase the size of our skilled labor force. In addition, during those periods the demand for skilled workers is high, the supply is limited and the cost to attract and retain qualified personnel increases, especially for skilled workers. For example, we experienced shortages of engineers, mechanical assemblers, machinists and welders, which in some instances slowed the productivity of certain of our operations. During periods of low activity in our industry, we reduce the size of our labor force to match declining revenue levels, and other employees may choose to leave in order to find more stable employment. This may cause us to lose skilled personnel, the absence of which could cause us to incur quality, efficiency and deliverability issues in our operations, or delay our response to an upturn in the market. Furthermore, a significant increase in the wages paid by competing employers could result in a reduction of our skilled labor force, increases in the wage rates that we must pay, or both. If any of these events were to occur, our ability to respond quickly to customer demands may be inhibited and our growth potential could be impaired.
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
If suppliers cannot provide adequate quantities of materials to meet customers’ demands on a timely basis or if the quality of the materials provided does not meet established standards, we may lose customers or experience lower profitability.
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
Our products are used in potentially hazardous completion, production and drilling applications in the oil and natural gas industry where an accident or a failure of a product can potentially have catastrophic consequences. Risks inherent to these applications, such as equipment malfunctions; failures; explosions; blowouts or uncontrollable flows of oil, natural gas or well fluids; and natural disasters on land or in deepwater or shallow-water environments, can cause personal injury; loss of life; suspension of operations; damage to formations; damage to facilities; business interruption and damage to or destruction of property, surface water and drinking water resources, equipment and the environment. These risks can be caused or contributed to by failure of, defects in or misuse of our products. In addition, we provide certain services that could cause, contribute to or be implicated in these events. If our products or services fail to meet specifications or are involved in accidents or failures, we could face warranty, contract or other litigation claims, which could expose us to substantial liability for personal injury, wrongful death, property damage, loss of oil and natural gas production, and pollution or other environmental damages. Our insurance policies may not be adequate to cover all liabilities. Further, insurance may not be generally available in the future or, if available, insurance premiums may make such insurance commercially unjustifiable. Moreover, even if we are successful in defending a claim, it could be time-consuming and costly to defend.
In addition, the frequency and severity of such incidents could affect operating costs, insurability and relationships with customers, employees and regulators. In particular, our customers may elect not to purchase our products or services if they view our safety record as unacceptable, which could cause us to lose customers and revenues. In addition, these risks may be greater for us because we may acquire companies that have not allocated significant resources and management focus to quality or safety, requiring rehabilitative efforts during the integration process. We may incur liabilities for losses associated with these newly acquired companies before we are able to rehabilitate such companies’ quality, safety and environmental programs.

A failure or breach of our information technology infrastructure, including as a result of cyber attacks, could adversely impact our business and results of operations.
The efficient operation of our business is dependent on our information technology (“IT”) systems. Accordingly, we rely upon the capacity, reliability and security of our IT hardware and software infrastructure and our ability to expand and update this infrastructure in response to our changing needs. Despite our implementation of security measures, our IT systems are vulnerable to computer viruses, natural disasters, incursions by intruders or hackers, failures in hardware or software, power fluctuations, cyber terrorists and other similar disruptions. The failure of our IT systems to perform as anticipated for any reason or any significant breach of security could disrupt our business and result in numerous adverse consequences, including reduced effectiveness and efficiency of our operations and that of our customers, inappropriate disclosure of confidential information, increased overhead costs, and loss of intellectual property, which could lead to liability to third parties or otherwise and have a material adverse effect on our business and results of operations. In addition, we may be required to incur significant costs to prevent damage caused by these disruptions or security breaches in the future.
Our success depends on our ability to implement new technologies and services more efficiently and quickly than our competitors.
Our success depends on our ability to develop and implement new product designs and improvements that meet our customer’s needs in a manner equal to or more effective than those offered by our competitors. If we are not able to continue to provide new and innovative services and technologies in a manner that allows us to meet evolving industry requirements at prices acceptable to our customers, our financial results may be negatively affected. In addition, some of our competitors are large national and multinational companies that may be able to devote greater financial, technical, manufacturing and marketing resources to research and develop more or better systems, services and technologies than we are able to do. Moreover, during the industry downturn, we were unable to allocate material amounts of capital to research and new product development activities, which may limit our ability to compete in the market and generate revenue.
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
We currently hold multiple U.S. and international patents and have multiple pending patent applications for products and processes in the U.S. and certain non-U.S. countries. Patent rights give the owner of a patent the right to exclude third parties from making, using, selling, and offering for sale the inventions claimed in the patents in the applicable country. Patent rights do not necessarily grant the owner of a patent the right to practice the invention claimed in a patent, but merely the right to exclude others from practicing the invention claimed in the patent. It may also be possible for a third party to design around our patents. Furthermore, patent rights have strict territorial limits. Some of our work will be conducted in international waters and may, therefore, not fall within the scope of any country’s patent jurisdiction. We may not be able to enforce our patents against infringement occurring in international waters and other “non-covered” territories. Also, we do not have patents in every jurisdiction in which we conduct business and our patent portfolio will not protect all aspects of our business and may relate to obsolete or unusual methods, which would not prevent third parties from entering the same market.
In addition, by customarily entering into confidentiality and/or license agreements with our employees, customers and potential customers and suppliers, we attempt to limit access to and distribution of our technology. Our efforts to maintain information as trade secrets or proprietary technology are subject to determination by the judicial system and may not be successful. Our rights in our confidential information, trade secrets, and confidential know-how will not prevent third parties from independently developing similar information. Publicly available information (e.g. information in expired issued patents, published patent applications, and scientific literature) can also be used by third parties to independently develop technology. We cannot provide assurance that this independently developed technology will not be equivalent or superior to our proprietary technology.
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
During the years ended December 31, 2017 and 2015, we incurred impairment charges, and we may incur additional impairment charges in the future.
For goodwill and intangible assets with indefinite lives, an assessment for impairment is performed annually or when there is an indication an impairment may have occurred. Goodwill is reviewed for impairment by comparing the carrying value of each reporting unit’s net assets, including allocated goodwill, to the estimated fair value of the reporting unit. We determine the fair value of each of our seven reporting units using a discounted cash flow approach. Determining the fair value of a reporting unit requires the use of estimates and assumptions. If the reporting unit’s carrying value is greater than its calculated fair value, we recognize a goodwill impairment charge for the amount by which the carrying value of goodwill exceeds its fair value. Due to the deterioration of market conditions for our products, we recorded impairment losses totaling $68.0 million and $123.2 million for our Subsea reporting unit for the years ended December 31, 2017 and December 31, 2015, respectively. No impairment loss was recorded for the year ended December 31, 2016. Following these impairment charges, the Subsea reporting unit has no remaining goodwill balance. Further declines in commodity prices or sustained lower valuation for the Company’s common stock could indicate a reduction in the estimate of reporting unit fair value which, in turn, could lead to additional impairment charges associated with goodwill.
We evaluate our long-lived assets, including property and equipment and intangible assets with definite lives, for potential impairment whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable. In performing our review for impairment, future cash flows expected to result from the use of the asset and its eventual value upon disposal are estimated. If the undiscounted future cash flows are less than the carrying amount of the assets, there is an indication that the asset may be impaired. The amount of the impairment is measured as the difference between the carrying value and the estimated fair value of the asset. The fair value is determined either through the use of an external valuation, or by means of an analysis of discounted future cash flows based on expected utilization. In 2017, impairment losses totaling $1.1 million were recorded on certain intangible assets within the Subsea and Downhole reporting units related to the decision to abandon specific product lines. No impairment loss was recorded for the year ended December 31, 2016. In the fourth quarter of 2015, we recognized an impairment loss of $1.9 million related to certain trade names that were no longer in use.
If we determine that the carrying value of our long-lived assets, goodwill or intangible assets is less than their fair value, we may be required to record additional charges in the future, which could adversely affect our financial condition and results of operations.

Our operations and our customers’ operations are subject to a variety of governmental laws and regulations that may increase our and our customers’ costs, prohibit or curtail our customers’ operations in certain areas, limit the demand for our products and services or restrict our operations.
Our business and our customers’ businesses may be significantly affected by:

•	federal, state and local U.S. and non-U.S. laws and other regulations relating to oilfield operations, worker safety and protection of the environment;

•	changes in these laws and regulations; and

•	the level of enforcement of these laws and regulations.
In addition, we depend on the demand for our products and services from the oil and natural gas industry. This demand is affected by changing taxes, price controls and other laws and regulations relating to the oil and natural gas industry in general. For example, the adoption of laws and regulations curtailing exploration and development drilling for oil and natural gas for economic or other policy reasons could adversely affect our operations by limiting demand for our products. In addition, some non-U.S. countries may adopt regulations or practices that provide an advantage to local oil companies in bidding for oil leases, or require local companies to perform oilfield services currently supplied by international service companies. To the extent that such companies are not our customers, or we are unable to develop relationships with them, our business may suffer. We cannot determine the extent to which our future operations and earnings may be affected by new legislation, new regulations or changes in existing regulations.
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
Our tax position may be adversely affected by changes in tax laws relating to multinational corporations, or increased scrutiny by tax authorities.
We have operations in multiple countries which are subject to the jurisdiction of a significant number of taxing authorities. The final determination of our income tax liabilities involves the interpretation of local tax laws, tax treaties and related authorities in each jurisdiction, as well as the significant use of estimates and assumptions. The U.S. Congress and government agencies in non-U.S. jurisdictions where we, and our affiliates, do business have recently focused on issues related to the taxation of multinational corporations.
Additionally, we are currently evaluating the provisions of U.S. tax reform recently enacted in December 2017, informally known as the Tax Cuts and Jobs Act of 2017 (the “Act”). The Act made substantial changes in the taxation of U.S. and multinational corporations, which included, among other things, reducing the U.S. corporate income tax rate to 21% starting in 2018 and creating a territorial tax system with a one-time mandatory tax on previously deferred earnings of non-U.S. subsidiaries. As a result, we recorded a net charge of $10.1 million during the fourth quarter of 2017 based on our preliminary assessment of the impact of the Act. This amount consists of a $27.7 million charge for the one-time mandatory tax on previously deferred earnings of certain non-U.S. subsidiaries that are owned by Forum and an $17.6 million credit resulting from the re-measurement of net deferred tax liabilities in the U.S. based on the new lower corporate income tax rate. The taxes recognized related to the Act are provisional in nature and subject to adjustment as further guidance is provided by the U.S. Internal Revenue Service regarding the application of the new tax laws. We will continue to evaluate the impacts of tax reform as additional information is obtained and will adjust the provisional amounts, as necessary. We expect to complete our detailed analysis no later than the fourth quarter of 2018. Furthermore, we cannot predict whether any additional legislation or any regulatory or other administrative guidance could materially adversely affect us.
If the U.S. were to withdraw from or modify the North American Free Trade Agreement our financial performance and results of operations may be negatively affected.
We utilize our facility located in Mexico to manufacture products and export them to the U.S. under the North American Free Trade Agreement (“NAFTA”). The Trump Administration has made comments suggesting that it is not supportive of NAFTA. As a result, it is unclear what may or may not be done with respect to this trade agreement. Withdrawal from or modifications to NAFTA could impose additional tariffs or duties on imports from our facility.  Under either of these scenarios, the use of our facility in Mexico may be rendered uneconomical for our operations. This may cause us to lose the value of our investment in this facility, interrupt our operations and may negatively impact our financial performance and results of operations.

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
If we fail to comply with safety regulations or maintain an acceptable level of safety at our facilities, we may incur fines, penalties or other liabilities, or we may be held criminally liable. In addition, in connection with the recent increase in manufacturing activity through 2017, a substantial portion of our work force is made up of newer employees who are less experienced and therefore more prone to injury. As a result, new employees require ongoing training and a higher degree of oversight. We may incur additional costs to encourage training and ensure proper oversight of these shorter service employees. Moreover, we may incur costs in connection with equipment upgrades, or other costs to facilitate our compliance with safety regulations. Failure to maintain safe operations or achieve certain safety performance metrics could disqualify us from doing business with certain customers, particularly major oil companies.
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
The industry in which we operate is undergoing continuing consolidation that may impact our results of operations.
Some of our largest customers have consolidated and are using their size and purchasing power to achieve economies of scale and pricing concessions. This consolidation could result in reduced capital spending by such customers or decreased demand for our products and services. If we cannot maintain sales levels for customers that have consolidated or replace such revenues with increased business activities from other customers, this consolidation activity could have a significant negative impact on our results of operations or financial condition. We are unable to predict what effect consolidations in the industry may have on prices, capital spending by customers, selling strategies, competitive position, customer retention or our ability to negotiate favorable agreements with customers.
If we are unable to continue operating successfully overseas or to successfully expand into new international markets, our revenues may decrease.
For the year ended December 31, 2017, we derived approximately 24% of our revenue from sales outside the U.S. (based on product destination). In addition, one of our key growth strategies is to market products in international markets. We may not succeed in selling, marketing, branding, and distributing products to generate revenues in these new international markets.

Our non-U.S. operations will subject us to special risks.
We are subject to various risks inherent in conducting business operations in locations outside of the U.S. These risks may include changes in regional, political or economic conditions, local laws and policies, including taxes, trade protection measures, and unexpected changes in regulatory requirements governing the operations of companies that operate outside of the U.S. In addition, if a dispute arises from international operations, courts outside of the U.S. may have exclusive jurisdiction over the dispute, or we may not be able to subject persons outside of the U.S. to the jurisdiction of U.S. courts.
Our exposure to currency exchange rate fluctuations may result in fluctuations in our cash flows and could have an adverse effect on our results of operations.
Fluctuations in currency exchange rates could be material to us depending upon, among other things, our manufacturing locations and the sourcing for our raw materials and components. In particular, we are sensitive to fluctuations in currency exchange rates between the U.S. dollar and each of the Canadian dollar, the British pound sterling, the Euro, and, to a lesser degree, the Mexican Peso, the Chinese Yuan and the Singapore dollar. There may be instances in which costs and revenue will not be matched with respect to currency denomination. As a result, to the extent that we continue our expansion on a global basis, management expects that increasing portions of revenue, costs, assets and liabilities will be subject to fluctuations in foreign currency valuations. We may experience economic loss and a negative impact on earnings or net assets solely as a result of foreign currency exchange rate fluctuations. Further, the markets in which we operate could restrict the removal or conversion of the local currency, resulting in our inability to hedge against these risks.
Our business operations in countries outside of the U.S. are subject to a number of U.S. federal laws and regulations, including restrictions imposed by the U.S. Foreign Corrupt Practices Act as well as trade sanctions administered by the Office of Foreign Assets Control and the Commerce Department, as well as similar laws in non-U.S. jurisdictions that govern our operations by virtue of our presence or activities there.
We rely on a large number of agents in non-U.S. countries that pose a high risk of corrupt activities and whose local laws and customs differ significantly from those in the U.S. In many countries, particularly in those with developing economies, it is common to engage in business practices that are prohibited by the regulations applicable to us. The U.S. Foreign Corrupt Practices Act and similar anti-bribery laws in other jurisdictions, including the UK Bribery Act 2010, (“anti-corruption laws”) prohibit corporations and individuals from engaging in certain activities to obtain or retain business or to influence a person working in an official capacity. We may be held responsible for violations by our employees, contractors and agents for violations of anti-corruption laws. We may also be held responsible for any violations by an acquired company that occurs prior to an acquisition, or subsequent to an acquisition but before we are able to institute our compliance procedures. In addition, our non-U.S. competitors that are not subject to the FCPA or similar laws may be able to secure business or other preferential treatment in such countries by means that such laws prohibit with respect to us. The UK Bribery Act 2010 is broader in scope than the FCPA and applies to public and private sector corruption and contains no facilitating payments exception. A violation of any of these laws, even if prohibited by our policies, could have a material adverse effect on our business. Actual or alleged violations could damage our reputation, be expensive to defend, impair our ability to do business, and cause us to incur civil and criminal fines, penalties and sanctions.
Compliance with regulations relating to export controls, trade sanctions and embargoes administered by the countries in which we operate, including the U.S. Department of the Treasury’s Office of Foreign Assets Control (“OFAC”) and similar regulations in non-U.S. jurisdictions also pose a risk to us. We cannot provide products or services to certain countries, companies or individuals subject to trade sanctions of the U.S. and other countries. Furthermore, the laws and regulations concerning import activity, export recordkeeping and reporting, export control and economic sanctions are complex and constantly changing. Any failure to comply with applicable legal and regulatory trading obligations could result in criminal and civil penalties and sanctions, such as fines, imprisonment, debarment from governmental contracts, seizure of shipments and loss of import and export privileges.
Unionization efforts and labor regulations in certain areas in which we operate could materially increase our costs or limit our flexibility.
We are not a party to any collective bargaining agreements, other than in our Monterrey, Mexico and Hamburg, Germany facilities. We operate in certain states within the U.S. and in international areas that have a history of unionization and we may become the subject of a unionization campaign. If some or all of our workforce were to become unionized and collective bargaining agreement terms, including any renegotiation of our Monterrey, Mexico and Hamburg, Germany collective bargaining agreements, were significantly different from our current compensation arrangements or work practices, our costs could be increased, our flexibility in terms of work schedules and reductions in force could be limited, and we could be subject to strikes or work slowdowns, among other things.
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
In the ordinary course of business, we become the subject of various claims, lawsuits and administrative proceedings seeking damages or other remedies concerning our commercial operations, products, employees and other matters, including occasional claims by individuals alleging exposure to hazardous materials as a result of our products or operations. Some of these claims relate to the activities of businesses that we have acquired, even though these activities may have occurred prior to our acquisition of such businesses. Our insurance does not cover all of our potential losses, and we are subject to various self-insured retentions and deductibles under our insurance. A judgment may be rendered against us in cases in which we could be uninsured or which exceed the amounts that we currently have reserved or anticipate incurring for such matters.
The number and cost of our current and future asbestos claims could be substantially higher than we have estimated and the timing of payment of claims could be sooner than we have estimated.
One of our subsidiaries has been and continues to be named as a defendant in asbestos related product liability actions. The actual amounts expended on asbestos-related claims in any year may be impacted by the number of claims filed, the nature of the allegations asserted in the claims, the jurisdictions in which claims are filed, and the number of settlements. As of December 31, 2017, our subsidiary has a net liability of $0.3 million for the estimated indemnity cost associated with the resolution of its current open claims and future claims anticipated to be filed during the next five years.
Due to a number of uncertainties, the actual costs of resolving these pending claims could be substantially higher than the current estimate. Among these are uncertainties as to the ultimate number and type of claims filed, the amounts of claim costs, the impact of bankruptcies of other companies with asbestos claims or of our insurers, and potential legislative changes and uncertainties surrounding the litigation process from jurisdiction to jurisdiction and from case to case. In addition, future claims beyond the five-year forecast period are possible, but the accrual does not cover losses that may arise from such additional future claims. Therefore, any such future claims could result in a loss.
Significant costs are incurred in defending asbestos claims and these costs are recorded at the time incurred. Receipt of reimbursement from our insurers may be delayed for a variety of reasons. In particular, if our primary insurers claim that certain policy limits have been exhausted, we may be delayed in receiving reimbursement as a result of the transition from one set of insurers to another. Our excess insurers may also dispute the claims of exhaustion, or may rely on certain policy requirements to delay or deny claims. Furthermore, the various per occurrence and aggregate limits in different insurance policies may result in extended negotiations or the denial of reimbursement for particular claims. For more information on the cost sharing agreements related to this risk, refer to Note 12 Commitments and Contingencies.
If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results or prevent fraud.
Effective internal control over financial processes and reporting are necessary for us to provide reliable financial reports that effectively prevent fraud and operate successfully. Our efforts to maintain internal control systems may not be successful. In addition, the entities that we acquire in the future may not maintain effective systems of internal control or we may encounter difficulties integrating our system of internal control with those of acquired entities. If we are unable to maintain effective internal control and, as a result, fail to provide reliable financial reports and effectively prevent fraud, our reputation and operating results would be harmed.

We have identified a material weakness in our internal control over financial reporting that could, if not remediated, adversely affect our ability to report our financial and operating results accurately or on a timely basis, and impact overall investor confidence and the value of our common stock.
In connection with the audit of our consolidated financial statements as of and for the year ended December 31, 2017, we identified a material weakness in our internal control over financial reporting relating to the development of fair value measurements utilized in the application of the acquisition method of accounting for business combinations and for purposes of testing goodwill for impairment. As a result of this material weakness, we concluded that our disclosure controls and procedures and internal controls over financial reporting were not effective as of December 31, 2017.
Under the SEC’s rules and regulations, a “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.
We, with oversight from our Audit Committee, are in the process of developing and implementing remediation plans in response to the identified material weakness. The specific material weakness and our remediation efforts are described in Part II Item 9A “Management’s Report on Internal Control Over Financial Reporting.” There can be no assurance as to when the remediation plan will be fully implemented or whether the remediation efforts will be successful. As we continue to evaluate and work to improve our internal controls, we may take additional measures to address these material weaknesses or modify our remediation plan.
Until the remediation plan is fully implemented, we will continue to devote time and attention to these efforts. If the remediation of the material weakness is not completed in a timely fashion, or at all, or if the plan is inadequate, there will be an increased risk that we may be unable to timely file future periodic reports with the SEC and that future consolidated financial statements could contain errors that will be undetected. The existence of a material weakness in the effectiveness of our internal controls could also affect our ability to obtain financing or could increase the cost of any such financing. The identification of the material weakness could also cause investors to lose confidence in the reliability of the Company’s financial statements and could result in a decrease in the value of our common stock.
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
Environmental advocacy groups and regulatory agencies in the U.S. and other countries have focused considerable attention on the emissions of carbon dioxide, methane and other greenhouse gases and their potential role in climate change. In response to scientific studies suggesting that emissions of GHGs, including carbon dioxide and methane, are contributing to the warming of the Earth’s atmosphere and other climatic conditions, the U.S. Congress has considered adopting comprehensive legislation to reduce emissions of GHGs, and almost half of the states have already taken legal measures to reduce emissions of GHGs, primarily through measures to promote the use of renewable energy and/or regional GHG cap-and-trade programs. The Environmental Protection Agency (the “EPA”) has already begun to regulate greenhouse gas emissions under the federal Clean Air Act. In December 2009, the EPA determined that emissions of carbon dioxide, methane and certain other GHGs endanger public health and the environment because emissions of such gases are, according to the EPA, contributing to warming of the Earth’s atmosphere and other climatic changes. Accordingly, the EPA has begun adopting rules under the Clean Air Act that, among other things, cover reductions in GHG emissions from motor vehicles, permits for certain large stationary sources of GHGs, and monitoring and annual reporting of GHG emissions from specified GHG emission sources, including oil and natural gas exploration and production operations. Additionally, in May 2016, the EPA issued final new source performance standards governing methane emissions that impose more stringent controls on methane and volatile organic compounds emissions at new and modified oil and natural gas production, processing, storage and transmission facilities. The EPA announced its intention to reconsider those standards in April 2017 and has sought to stay those requirements. However, they remain in effect. The EPA has also announced that it intends to impose methane emission standards for existing sources and issued information collection requests to companies with production, gathering and boosting, gas processing, storage and transmission facilities in December 2016. The EPA withdrew those information collection requests in March 2017. The EPA has also adopted rules requiring the reporting of greenhouse gas emissions from specified large greenhouse gas emission sources in the U.S., including oil and gas systems. Similarly, the Department of the Interior’s Bureau of Land Management (“BLM”) issued final rules in November 2016 relating to the venting, flaring and leaking of natural gas by oil and natural gas producers who operate on federal and Indian lands. Certain provisions of the BLM rule went into effect in January 2017, while others were scheduled to go into effect in January 2018. In December 2017, BLM published a final rule delaying the 2018 provisions until 2019. BLM proposed a rule in February 2018 that would revise the 2016 rule and rescind some of its requirements.
Finally, efforts have also been made and continue to be made in the international community toward the adoption of international treaties or protocols that would address global climate change issues. In 2015, the U.S. participated in the United Nations Conference on Climate Change, which led to the creation of the Paris Agreement, which requires member countries to review and “represent a progression” in their nationally determined contributions, which set GHG emission reduction goals every five years. In June 2017, President Trump announced that the U.S. will withdraw from the Paris Agreement unless it is renegotiated. The State Department informed the United Nations of the U.S.’ withdrawal in August 2017.
The adoption of additional legislation or regulatory programs to reduce emissions of greenhouse gases could require us to incur increased operating costs to comply with new emissions-reduction or reporting requirements. Any such legislation or regulatory programs could also increase the cost of consuming, and thereby reduce demand for, hydrocarbons that certain of our customers produce and reduce revenues by other of our customers who provide services to those exploration and production customers. Consequently, legislation and regulatory programs to reduce emissions of greenhouse gases could have an adverse effect on our business, financial condition and results of operations. Finally, some scientists have concluded that increasing concentrations of greenhouse gases in the Earth’s atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of storms, droughts, and floods and other climatic events.
Adverse weather conditions adversely affect demand for services and operations.
Adverse weather conditions, such as hurricanes, tornadoes, ice or snow may damage or destroy our facilities, interrupt or curtail our operations, or our customers’ operations, cause supply disruptions and result in a loss of revenue, which may or may not be insured. For example, certain of our facilities located in Oklahoma and Pennsylvania have experienced suspensions in operations due to tornado activity or extreme cold weather conditions.
A natural disaster, catastrophe or other event could result in severe property damage, which could curtail our operations.
Some of our operations involve risks of, among other things, property damage, which could curtail our operations. Disruptions in operations or damage to a manufacturing plant could reduce our ability to produce products and satisfy customer demand. In particular, we have offices and manufacturing facilities in Houston, Texas, and in various places throughout the U.S. Gulf Coast region. These offices and facilities are particularly susceptible to severe tropical storms and hurricanes, which may disrupt our operations. If one or more of our manufacturing facilities are damaged by severe weather or any other disaster, accident, catastrophe or event, our operations could be significantly interrupted. Similar interruptions could result from damage to production or other facilities that provide supplies or other raw materials to our plants or other stoppages arising from factors beyond our control. These interruptions might involve significant damage to property, among other things, and repairs might take from a week or less for a minor incident to many months or more for a major interruption. For example, in the third quarter 2017, we were impacted by idled facilities and operations directly related to Hurricane Harvey’s widespread damage in Texas and Louisiana. As a result, our financial results were negatively impacted by foregone revenue and under-absorption of manufacturing costs, and, indirectly, due to supplier and logistical delays.

Potential legislation or regulations restricting the use of hydraulic fracturing could reduce demand for our products.
Hydraulic fracturing is an important and common practice in the oil and natural gas industry which involves the injection of water, sand and chemicals under pressure into a formation to fracture the surrounding rock and stimulate production of hydrocarbons. Certain environmental advocacy groups have suggested that additional federal, state and local laws and regulations may be needed to more closely regulate the hydraulic fracturing process, and have made claims that hydraulic fracturing techniques are harmful to surface water and drinking water resources. Various governmental entities (within and outside the U.S.) are in the process of studying, restricting, regulating or preparing to regulate hydraulic fracturing, directly or indirectly
For example, the EPA released the final results of its comprehensive research study on the potential adverse impacts that hydraulic fracturing may have on drinking water resources in December 2016. The EPA concluded that hydraulic fracturing activities can impact drinking water resources under some circumstances, including large volume spills and inadequate mechanical integrity of wells. In May 2016, the EPA issued final new source performance standard requirements that impose more stringent controls on methane and volatile organic compounds emissions from oil and natural gas development and production operations, including hydraulic fracturing and other well completion activity. The EPA announced its intention to reconsider the rule in April 2017 and has sought to stay its requirements. However, the rule remains in effect.  The EPA has also issued the federal Safe Drinking Water Act (“SDWA”) permitting guidance for hydraulic fracturing operations involving the use of diesel fuel in fracturing fluids in those states where the EPA is the permitting authority.  Additionally, the BLM issued final rules to regulate hydraulic fracturing on federal lands in March 2015.  These rules were struck down by a federal court in Wyoming in June 2016, but reinstated on appeal by the Tenth Circuit in September 2017. While this appeal was pending, BLM proposed a rulemaking in July 2017 to rescind these rules in their entirety. BLM published a final rule rescinding the 2015 rules on December 29, 2017.
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
If new or more stringent federal, state or local legal restrictions relating to the hydraulic fracturing process are adopted in areas where our oil and natural gas exploration and production customers operate, they could incur potentially significant added costs to comply with such requirements, experience delays or curtailment in the pursuit of exploration, development, and production activities, and perhaps even be precluded from drilling wells, some or all of which could adversely affect demand for our products and services from those customers.
Compliance with government regulations regarding the use of “conflict minerals” may result in increased costs and risks to us.
As part of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (“Dodd-Frank”), the SEC has promulgated disclosure requirements regarding the use of certain minerals, which are mined from the Democratic Republic of Congo and adjoining countries, known as conflict minerals. We are required to publicly disclose our determination as to whether the products we sell contain conflict minerals and could incur significant costs related to implementing a process that will meet the mandates of Dodd-Frank. Additionally, customers may rely on us to provide critical data regarding the parts they purchase and will likely request conflict mineral information. We have many suppliers and each will provide conflict mineral information in a different manner, if at all. Accordingly, because the supply chain is complex, we may face reputational challenges if we are unable to sufficiently verify the origins of certain minerals used in our products. Additionally, customers may demand that the products they purchase be free of conflict minerals. The implementation of this requirement could affect the sourcing and availability of products we purchase from our suppliers. This may reduce the number of suppliers that are able to provide conflict free products, and may affect our ability to obtain products in sufficient quantities to meet customer demand or at competitive prices. In addition, there may be material costs associated with complying with the disclosure requirements, such as costs related to determining the source of any relevant minerals used in our products, as well as costs arising from any changes as a consequence of such verification activities.
Our financial results could be adversely impacted by changes in regulation of oil and natural gas exploration and development activity in response to significant environmental incidents.

The U.S. Department of the Interior implemented additional safety and certification requirements applicable to drilling activities in the U.S. Gulf of Mexico, imposed additional requirements with respect to exploration, development and production activities in U.S. waters and imposed a moratorium that delayed the approval of drilling plans and well permits in both deepwater and shallow-water areas due to the Macondo well incident. Although neither we nor our products were involved in the incident, the delays caused by the new regulations and requirements had an overall negative effect on drilling activity in U.S. waters, and to a certain extent, our financial results. Another similar environmental incident could result in similar drilling moratoria, and could result in increased federal, state, and international regulation of our and our customers’ operations that could negatively impact our earnings, prospects and the availability and cost of insurance coverage. Any additional regulation of the exploration and production industry as a whole could result in fewer companies being financially qualified to operate offshore or onshore in the U.S. or in non-U.S. jurisdictions, resulting in higher operating costs for our customers and reduced demand for our products and services.
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
The existence of some provisions in our organizational documents and under Delaware law could delay or prevent a change in control of our company that a stockholder may consider favorable, which could adversely affect the price of our common stock. Certain provisions of our amended and restated certificate of incorporation and amended and restated bylaws could make it more difficult for a third party to acquire control of our company, even if the change of control would be beneficial to our stockholders. These provisions include:

•	a classified board of directors, so that only approximately one-third of our directors are elected each year;

•	authority of our board to fill vacancies and determine its size;

•	the ability of our board of directors to issue preferred stock without stockholder approval;

•	limitations on the removal of directors; and

•	limitations on the ability of our stockholders to call special meetings.
In addition, our amended and restated bylaws establish advance notice provisions for stockholder proposals and nominations for elections to the board of directors to be acted upon at meetings of stockholders.
L.E. Simmons & Associates, Incorporated (“LESA”), through SCF Partners (“SCF”), may significantly influence the outcome of stockholder voting and may exercise this voting power in a manner adverse to our other stockholders.
As of February 23, 2018, SCF held approximately 20.5 million shares of our common stock, equal to approximately 19% of the outstanding common stock at that date. LESA is the ultimate general partner of SCF and will exert significant influence over us, including over the outcome of most matters requiring a stockholder vote, such as the election of directors, adoption of amendments to our charter and bylaws and approval of transactions involving a change of control. LESA’s interests may differ from our other stockholders, and SCF may vote its common stock in a manner that may adversely affect those stockholders.

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
Certain of our directors, namely David C. Baldwin and Andrew L. Waite, are currently officers of LESA. In addition, a trust in which the children of the Chairman of our board of directors, C. Christopher Gaut, are primary beneficiaries holds an ownership interest in the general partner of each of SCF-VI, L.P. and SCF-VII, L.P. These positions may create conflicts of interest because these directors and Mr. Gaut have an ownership interest in SCF-VI, L.P. and SCF-VII, L.P. and/or responsibilities to SCF Partners and its owners. Duties as directors or officers of LESA may conflict with such individuals’ duties as one of our directors or officers regarding business dealings and other matters between SCF Partners and us. The resolution of these conflicts may not always be in the best interest of our Company or our other stockholders. Please read “We have renounced any interest in specified business opportunities, and SCF Partners and its director nominees on our board of directors generally have no obligation to offer us those opportunities.”
We have renounced any interest in specified business opportunities, and SCF Partners and its director nominees on our board of directors generally have no obligation to offer us those opportunities.
Our certificate of incorporation provides that, so long as we have a director or officer who is affiliated with SCF Partners (an “SCF Nominee”) and for a continuous period of one year thereafter, we renounce any interest or expectancy in any business opportunity in which any member of the SCF group participates or desires or seeks to participate in and that involves any aspect of the energy equipment or services business or industry, other than (i) any business opportunity that is brought to the attention of an SCF Nominee solely in such person’s capacity as a director or officer of our Company and with respect to which no other member of the SCF group independently receives notice or otherwise identifies such opportunity and (ii) any business opportunity that is identified by the SCF group solely through the disclosure of information by or on behalf of our Company. We refer to SCF Partners and its other affiliates and its portfolio companies as the SCF group. We are not prohibited from pursuing any business opportunity with respect to which we have renounced any interest.
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
Item 1B. Unresolved Staff Comments
Not applicable.

Item 2. Properties
The following table describes the significant facilities owned or leased by us as of December 31, 2017 for our Drilling and Subsea (“D&S”), Completions (“C”) and Production and Infrastructure (“P&I”) segments:

Country	Location	Number of facilities	Description	Leased or Owned	Segments

Canada	Alberta	3	Service/Distribution	Leased	D&S and C
	Calgary	2	Service/Distribution	Leased	C and P&I
	Edmonton	1	Distribution	Leased	P&I
Germany	Hamburg	1	Manufacturing	Leased	D&S
Mexico	Monterrey	1	Manufacturing	Leased	D&S
Saudi Arabia	Dammam	1	Manufacturing	Leased	P&I
Singapore	Singapore	1	Manufacturing/Service	Leased	D&S
UAE	Dubai	2	Service/Distribution	Leased	D&S and P&I
United Kingdom	Aberdeen	3	Distribution	Leased	D&S
	Kirkbymoorside	1	Manufacturing	Leased	D&S
	Findon	1	Manufacturing	Leased	D&S
	Ashington	1	Manufacturing	Leased	D&S
United States	Broussard, LA	3	Manufacturing	Owned	D&S and P&I
	Brownsville, PA	1	Manufacturing	Leased	C
	Bryan, TX	1	Manufacturing	Owned	D&S
	Clearfield, PA	1	Manufacturing/Service/Distribution	Owned	Shared P&I and C
	Davis, OK	1	Manufacturing	Owned	C
	Dayton, TX	1	Manufacturing	Owned	C
	Elmore City, OK	1	Manufacturing	Owned	P&I
	Fort Worth, TX	1	Manufacturing	Leased	C
	Guthrie, OK	1	Manufacturing	Leased	P&I
	Houston, TX	3	Corporate/Distribution	Leased	Shared with all
	Madison, KS	5	Manufacturing	Leased	P&I
	Midland, TX	2	Service/Distribution	Leased	C
	Odessa, TX	2	Service/Distribution	Leased	P&I and C
	Pearland, TX	1	Manufacturing	Owned	C
	Pearland, TX	1	Distribution	Leased	P&I
	Plantersville, TX	1	Manufacturing	Owned	D&S
	San Antonio, TX	1	Service/Distribution	Owned	C
	Stafford, TX	3	Manufacturing/Distribution	Leased	P&I
	Stafford, TX	1	Manufacturing	Owned	C
	Tyler, TX	1	Distribution	Leased	D&S
	Williston, ND	3	Service/Distribution	Leased	Shared D&S and C
We believe our facilities are suitable for their present and intended purposes, and are adequate for our current and anticipated level of operations.
We incorporate by reference the information set forth in Item 1 and Item 7 of this Annual Report on Form 10-K and the information set forth in Note 7 Property and Equipment and Note 12 Commitments and Contingencies.

Item 3. Legal Proceedings
Information related to Item 3. Legal Proceedings is included in Note 12 Commitments and Contingencies, which is incorporated herein by reference. In addition to these matters, we are involved in various other legal proceedings incidental to the conduct of our business. We do not believe that any of these legal proceedings will have a material adverse effect on our financial condition, results of operation or cash flows.

Item 4. Mine Safety Disclosures
Not applicable.
Executive officers of the registrant
The following table indicates the names, ages and positions of the executive officers of Forum as of February 23, 2018:

Name	Age	Position
Prady Iyyanki	47	President and Chief Executive Officer
James W. Harris	58	Executive Vice President and Chief Financial Officer
James L. McCulloch	65	Executive Vice President, General Counsel and Secretary
Michael D. Danford	55	Senior Vice President-Human Resources
Pablo G. Mercado	41	Senior Vice President-Finance
D. Lyle Williams	48	Senior Vice President-Operations
Prady Iyyanki. Mr. Iyyanki has served as our President and Chief Executive Officer and as a member of our board of directors since May 2017. From May 2016 to May 2017, Mr. Iyyanki served as President and Chief Operating Officer, and from January 2014 to May 2016, he served as Executive Vice President and Chief Operating Officer.  Mr. Iyyanki was a private investor from March 2013 to December 2013. From April 2011 to March 2013, Mr. Iyyanki served as Vice President of GE Oil and Gas, a manufacturer of capital equipment and service provider for the oil and natural gas industry, and from April 2011 to December 2012 he served as President & Chief Executive Officer of the GE Oil and Gas Turbo Machinery business. From June 2006 to April 2011, Mr. Iyyanki served as President and Chief Executive Officer of the GE Power and Water Gas Engines business. Mr. Iyyanki holds a B.S. in Mechanical Engineering from Jawaharlal Nehru Technology University and an M.S. in Engineering from South Dakota State University.
James W. Harris. Mr. Harris has served as our Executive Vice President and Chief Financial Officer since February 2015. From December 2005 to February 2015, Mr. Harris held various titles, the most recent of which was Senior Vice President and Chief Financial Officer. Mr. Harris was Vice President, Controller of VeriCenter, Inc., a provider of information technology services, and General Manager of its AppSite Hosting service line from January 2004 through November 2005. Prior to joining VeriCenter, from August 1999 through December 2001, Mr. Harris worked for Enron Energy Services, Inc., as a Vice President and thereafter served as a consultant to Enron through December 2003. Mr. Harris began his career at Price Waterhouse from January 1985 until February 1994, with his final position being a Senior Tax Manager, and at Baker Hughes Incorporated from February 1994 until May 1999 in various positions, including Vice President, Tax and Controller. Mr. Harris holds a B.S. and Masters of Accounting from Brigham Young University and an M.B.A. from Rice University. Mr. Harris is a certified public accountant. On February 21, 2018, we announced that Mr. Harris will transition to serve as Executive Vice President - Drilling and Subsea on a full-time basis, effective March 1, 2018.
James L. McCulloch. Mr. McCulloch has served as our Executive Vice President, General Counsel and Secretary since May 2016. From October 2010 to May 2016 he served as Senior Vice President, General Counsel and Secretary. Mr. McCulloch was a private investor from January 2008 until October 2010, and since February 2008 he has also served on the board of directors of Sunland Inc., a privately held pipeline construction and services company. In 1983, Mr. McCulloch joined Global Marine Inc., a leading international offshore drilling contractor, as Assistant General Counsel and served in a variety of capacities within the legal department until being named Senior Vice President and General Counsel in 1995. In 2001, Global Marine merged with Santa Fe International Corporation, an international land and offshore drilling contractor, to form GlobalSantaFe Corporation, where Mr. McCulloch continued to serve as Senior Vice President and General Counsel until the company’s merger with Transocean Inc. in December 2007. Mr. McCulloch holds a B.A. from Tulane University and a J.D. from Tulane University School of Law.

Michael D. Danford. Mr. Danford has served as our Senior Vice President - Human Resources since February 2015. Prior to that, Mr. Danford served as Vice President - Human Resources from November 2007 to February 2015. Prior to joining Forum and, from August 2007 through November 2007, he worked at Trico Marine Services Inc., a privately held provider of subsea and marine support vessels and services to the oil and gas industry, as Vice President - Human Resources. From 1997 through July 2007, Mr. Danford served as Director of Human Resources and Vice President - Human Resources for Hydril Company, a publicly traded manufacturer of connections used for oil and gas drilling and production. From 1991 to 1997, Mr. Danford served in various human resources roles for Baker Hughes Incorporated, a publicly traded oilfield services company. Prior to joining Baker Hughes, from 1990 to 1991, Mr. Danford served as a recruiter and as an employee relations representative in the human resources department for Compaq Computer, a publicly traded developer and manufacturer of computer systems. Mr. Danford holds a B.S. degree in Computer Science from the University of Louisiana at Monroe (formerly Northeast Louisiana University).
Pablo G. Mercado. Mr. Mercado has served as our Senior Vice President - Finance since June 2017. Prior to that, he served as Vice President, Operations Finance from August 2015 to June 2017; Vice President, Corporate Strategy and Treasurer from January 2014 to August 2015; Vice President, Corporate Development & Strategy from February 2013 to January 2014; and Vice President, Corporate Development from November 2011 to February 2013. From May 2005 to October 2011, Mr. Mercado was an investment banker in the Oil and Gas Group of Credit Suisse Securities (USA) LLC where he worked with oilfield services companies and other companies in the oil and gas industry, most recently as a Director. From 1998 to 2001 and 2003 to May 2005, Mr. Mercado was an investment banker at other firms, primarily working with companies in the oil and gas industry. Mr. Mercado holds a B.B.A. from the Cox School of Business and a B.A. in Economics from the Dedman College at Southern Methodist University, and an M.B.A. from The University of Chicago Booth School of Business. On February 21, 2018, we announced Mr. Mercado’s appointment as Senior Vice President and Chief Financial Officer, effective March 1, 2018.
D. Lyle Williams, Jr. Mr. Williams has served as our Senior Vice President - Operations since May 2017. Since January 2007, Mr. Williams has held various financial and operations roles with us, including Vice President - Corporate Development and Treasury; Vice President - Operations Finance; Vice President - Finance and Accounting, Drilling & Subsea segment; Senior Vice President - Downhole Technologies; Vice President - Subsea Products; and Vice President - Drilling Capital Equipment. Prior to joining Forum, Mr. Williams held various operations positions with Cooper Cameron Corporation, including Director of Operations - Engineered Products. He holds a B.A. in Economics and English from Rice University, and an M.B.A. from Harvard University Graduate School of Business Administration.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock trades on the NYSE under the trading symbol “FET.” The following table sets forth, for each full quarterly period indicated, the high and low sales prices for our common stock as quoted on the NYSE:

Year Ended December 31, 2017	High	Low
First Quarter	$26.25	$18.05
Second Quarter	$21.68	$14.55
Third Quarter	$16.50	$10.05
Fourth Quarter	$15.85	$12.55

Year Ended December 31, 2016	High	Low
First Quarter	$13.52	$8.54
Second Quarter	$19.00	$12.54
Third Quarter	$19.86	$15.09
Fourth Quarter	$23.55	$17.10
As of February 23, 2018, there were approximately 78 shareholders of record of our common stock. In calculating the number of shareholders, we consider clearing agencies and security position listings as one shareholder for each agency or listing.
No dividends were declared or issued during 2017 or 2016, and we do not currently have any plans to pay cash dividends in the future. The indenture governing our senior notes restricts the payment of dividends. Our future dividend policy is within the discretion of our board of directors and will depend upon various factors, including our results of operations, financial condition, capital requirements, investment opportunities, and other loan agreements.
Purchase of Equity Securities
On October 27, 2014, our board of directors authorized a share repurchase program for the repurchase of outstanding shares of our common stock having an aggregate purchase price of up to $150 million.
The number of shares of common stock purchased and placed in treasury during the three months ended December 31, 2017 is provided in the table below. No shares were purchased during the three months ended December 31, 2017 from employees in connection with the settlement of income tax and related benefit withholding obligations arising from the vesting of restricted stock grants.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plan or programs	Maximum value of shares that may yet be purchased under the plan or program (in thousands)
October 1, 2017 - October 31, 2017	—	$—	—	$49,752
November 1, 2017 - November 30, 2017	—	$—	—	$49,752
December 1, 2017 - December 31, 2017	—	$—	—	$49,752
Total	—	$—	—

Acquisition of Innovative Valve Components

On January 9, 2017, we acquired all of the issued and outstanding partnership interests of Innovative Valve Components. As partial consideration for the acquisition we issued 196,249 shares of our common stock. On January 9, 2018, we issued 8,400 shares of our common stock in connection with the first anniversary of the closing pursuant to the terms of the purchase agreement. The issuance of our common stock was exempt from registration under the Securities Act pursuant to Rule 4(a)(2) thereof and the safe harbor provided by Rule 506 of Regulation D promulgated thereunder.

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
Performance Graph
The following graph compares total shareholder return on our common stock with the Standard & Poor’s 500 Stock Index and the Philadelphia Oil Service Sector Index (“OSX”), an index of oil and natural gas related companies that represents an industry composite of our peers. This graph covers the period from January 1, 2013 through December 31, 2017. This comparison assumes the investment of $100 on January 1, 2013, and the reinvestment of all dividends. The shareholder return set forth is not necessarily indicative of future performance.
The performance graph above is furnished and not filed for purposes of Section 18 of the Exchange Act and will not be incorporated by reference into any registration statement filed under the Securities Act of 1933 (the “Securities Act”) unless specifically identified therein as being incorporated therein by reference. The performance graph is not soliciting material subject to Regulation 14A.

Item 6. Selected Financial Data
The following selected historical consolidated financial data should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes appearing in Item 8 “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K to fully understand the factors that may affect the comparability of the information presented below.
The selected historical financial data as of December 31, 2017 and 2016, and for the years ended December 31, 2017, 2016 and 2015 are derived from our audited consolidated financial statements and related notes thereto that are included herein. The selected historical data as of December 31, 2015, 2014 and 2013 and for the years ended December 31, 2014 and 2013 have been derived from our audited consolidated financial statements, which are not included in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of our results to be expected in any future period.

	Year ended December 31,
(in thousands, except per share information)	2017	2016	2015	2014	2013
Income Statement Data:
Net sales	$818,620	$587,635	$1,073,652	$1,739,717	$1,524,811
Total operating expenses	961,215	718,411	1,202,199	1,496,843	1,322,569
Earnings from equity investment	1,000	1,824	14,824	25,164	7,312
Operating income (loss)	(141,595)	(128,952)	(113,723)	268,038	209,554
Total other expense (income)	(86,316)	9,047	20,600	25,516	23,472
Income (loss) before income taxes	(55,279)	(137,999)	(134,323)	242,522	186,082
Provision for income tax expense (benefit)	4,121	(56,051)	(14,939)	68,145	56,478
Net income (loss)	(59,400)	(81,948)	(119,384)	174,377	129,604
Less: Income (loss) attributable to noncontrolling interest	—	30	(31)	12	65
Net income (loss) attributable to common stockholders	(59,400)	(81,978)	(119,353)	174,365	129,539

Weighted average shares outstanding
Basic	98,689	91,226	89,908	92,628	90,697
Diluted	98,689	91,226	89,908	95,308	94,604
Earnings (loss) per share
Basic	$(0.60)	$(0.90)	$(1.33)	$1.88	$1.43
Diluted	$(0.60)	$(0.90)	$(1.33)	$1.83	$1.37

	As of December 31,
(in thousands)	2017	2016	2015	2014	2013
Balance Sheet Data:
Cash and cash equivalents	$115,216	$234,422	$109,249	$76,579	$39,582
Net property, plant and equipment	197,281	152,212	186,667	189,974	180,292
Total assets	2,195,228	1,835,192	1,886,042	2,214,102	2,160,247
Long-term debt	506,750	396,747	396,016	420,484	503,455
Total stockholders’ equity	1,409,016	1,235,202	1,257,020	1,395,356	1,330,355

	Year ended December 31,
(in thousands)	2017	2016	2015	2014	2013
Other financial data:
Net cash provided by (used in) operating activities	$(40,033)	$64,742	$155,913	$269,966	$211,393
Capital expenditures for property and equipment	(26,709)	(16,828)	(32,291)	(53,792)	(60,263)
Proceeds from sale of property and equipment	1,971	9,763	1,821	2,718	964
Acquisition of businesses, net of cash acquired	(162,189)	(4,072)	(60,836)	(38,289)	(181,718)
Net cash used in investing activities	(187,968)	(11,137)	(91,306)	(70,691)	(289,030)
Net cash provided by (used in) financing activities	100,563	86,195	(26,937)	(162,018)	77,054

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with “Selected historical consolidated financial data” included under Item 6 of this Annual Report on Form 10-K and our financial statements and related notes included under Item 8 of this Annual Report on Form 10-K. This discussion contains forward-looking statements based on our current expectations, estimates and projections about our operations and the industry in which we operate. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of a variety of risks and uncertainties, including those described in “Risk factors—Cautionary note regarding forward-looking statements” and elsewhere in this Annual Report on Form 10-K. We assume no obligation to update any of these forward-looking statements.
Overview
We are a global oilfield products company, serving the drilling, subsea, completion, production and infrastructure sectors of the oil and natural gas industry. We design, manufacture and distribute products and engage in aftermarket services, parts supply and related services that complement our product offering. Our product offering includes frequently replaced items that are used in the exploration, development, production and transportation of oil and natural gas, as well as a mix of highly engineered capital products. Our consumable products are used in drilling, well construction and completions activities, within the supporting infrastructure, and at processing centers and refineries. Our engineered capital products are directed at: drilling rig equipment for new rigs, upgrades and refurbishment projects; subsea construction and development projects; the placement of production equipment on new producing wells; pressure pumping equipment; and downstream capital projects. In 2017, approximately 80% of our revenue was derived from consumable products and activity-based equipment, while the balance was derived from capital products, and a small amount from rental and other services.
We seek to design, manufacture and supply reliable products that create value for our diverse customer base, which includes, among others, oil and natural gas operators, land and offshore drilling contractors, oilfield service companies, subsea construction and service companies, and pipeline and refinery operators.
We operate three business segments that cover all stages of the well cycle. A summary of the products and services offered by each segment is as follows:

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

•
Completions segment. This segment designs, manufactures and supplies products and provides related services to the well construction, completion, stimulation and intervention markets. The products and related services consist primarily of: (i) well construction casing and cementing equipment, cable protectors and electrical submersible pump protectors used in completions and artificial lift, and composite plugs used for zonal isolation in hydraulic fracturing; and (ii) capital and consumable products sold to the pressure pumping, hydraulic fracturing and flowback services markets, including hydraulic fracturing pumps, pump consumables and flow iron as well as coiled tubing, wireline cable, and pressure control equipment used in the well completion and intervention service markets.

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

The probability of any cyclical change in energy prices and the extent and duration of such a change are difficult to predict. In November 2016, the Organization of Petroleum Exporting Countries (“OPEC”) and other unaffiliated countries announced that their production levels would be capped or reduced. In November 2017, the OPEC coalition agreed to extend the reductions previously agreed in November 2016 through year end 2018. These OPEC actions led to a modest increase in oil prices in late 2016 and 2017. These increases in prices and the expectation of an improvement in supply and demand balance led to higher drilling and completions activity and spending by our customers, primarily in North America. The volume of rigs drilling for oil and natural gas in North America is a driver for our revenue from this region, and the number of those rigs has increased substantially over the past year. Exploration and production operators have continued to drill and complete wells and have improved well economics derived from concentrating activity in basins with the best returns on investment, and enhanced drilling and completion techniques. This increased activity resulted in improved revenue and orders in 2017. Activity in high cost areas, however, especially offshore and in some international areas, is lagging the North America onshore activity recovery. The pace and strength of a recovery in energy markets and in our results remain uncertain.
The table below shows average crude oil and natural gas prices for West Texas Intermediate crude oil (WTI), United Kingdom Brent crude oil (Brent), and Henry Hub natural gas:

	2017	2016	2015
Average global oil, $/bbl
West Texas Intermediate	$50.80	$43.29	$48.66
United Kingdom Brent	$54.12	$43.67	$52.32

Average North American Natural Gas, $/Mcf
Henry Hub	$2.99	$2.52	$2.62
Average WTI and Brent oil prices were 17% and 24% higher, respectively, for the year ended December 31, 2017 compared to 2016. The WTI oil price was $60.46 and $53.75 per barrel as of the year ended December 31, 2017 and 2016, respectively. Average natural gas prices were 19% higher in 2017 than 2016.
The table below shows the average number of active drilling rigs operating by geographic area and drilling for different purposes based on the weekly rig count information published by Baker Hughes, a GE Company.

	2017	2016	2015
Active Rigs by Location
United States	877	509	978
Canada	206	130	192
International	948	955	1,167
Global Active Rigs	2,031	1,594	2,337

Land vs. Offshore Rigs
Land	1,812	1,348	2,016
Offshore	219	246	321
Global Active Rigs	2,031	1,594	2,337

U.S. Commodity Target, Land
Oil/Gas	704	408	750
Gas	172	100	227
Unclassified	1	1	1
Total U.S. Land Rigs	877	509	978

U.S. Well Path, Land
Horizontal	737	400	744
Vertical	70	60	139
Directional	70	49	95
Total U.S. Active Land Rigs	877	509	978

As a result of higher oil and natural gas prices, the average U.S. and Canadian rig counts in 2017 increased 72% and 58%, respectively, as compared to 2016, while the international rig count remained flat in 2017 compared to 2016. The U.S. rig count reached a trough of 404 rigs in the second quarter of 2016. Since then, the number of working rigs in the U.S. has increased steadily to 929 rigs at the end of December 2017. A substantial portion of our revenue is impacted by the level of rig activity and the number of wells completed. While the U.S. land rig count has continued to recover, it remains low compared to historical norms.
The table below shows the amount of total inbound orders by segment for the years ended December 31, 2017, 2016 and 2015:

(in millions of dollars)	2017	2016	2015
Orders:
Drilling & Subsea	$219.8	$215.3	$355.5
Completions	291.8	130.7	217.2
Production & Infrastructure	358.3	250.8	297.3
Total Orders	$869.9	$596.8	$870.0
Acquisitions
On October 2, 2017, we acquired all the remaining membership interests in Global Tubing, LLC (“Global Tubing”) from our joint venture partner and management for total consideration of approximately $290.3 million, including approximately $116.8 million in cash and approximately 11.5 million shares of our common stock. We originally invested in Global Tubing with a joint venture partner in 2013. Prior to acquiring a 100% ownership interest in Global Tubing, we reported this investment using the equity method of accounting. Located in Dayton, Texas, Global Tubing provides coiled tubing, coiled line pipe and related services to customers worldwide. Global Tubing is included in the Completions segment.
On July 3, 2017, we acquired Multilift Welltec, LLC and Multilift Wellbore Technology Limited (collectively, “Multilift”) for approximately $39.2 million in cash consideration. Multilift, located in Houston, Texas, manufactures the patented SandGuardTM and the CycloneTM completion tools. This acquisition increased our product offering related to artificial lift to our completions customers. Multilift is included in the Completion Segment.
On January 9, 2017, we acquired substantially all of the assets of Cooper Valves, LLC as well as 100% of the general partnership interests of Innovative Valve Components (collectively, “Cooper”) for total aggregate consideration of $14.0 million. The aggregate consideration includes the issuance of stock valued at $4.5 million and certain contingent cash payments. These acquisitions are included in the Production & Infrastructure segment.
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
For additional information regarding our 2017, 2016, and 2015 acquisitions, refer to Note 4 Acquisitions.
Evaluation of operations
We manage our operations through our three business segments. We have focused on implementing financial reporting and controls at all of our operations to accelerate the availability of critical information necessary to support informed decision making. We use a number of financial and non-financial measures to routinely analyze and evaluate, on a segment and corporate level, the performance of our business. As an example of a non-financial measure, we measure our safety by tracking the total recordable incident rate, and we believe that there is a relationship between safety and the quality of our products. Financial measures include the following:

Revenue growth. We compare actual revenue achieved each month to the most recent estimate for that month and to the annual plan for the month established at the beginning of the year. We monitor our revenue to analyze trends in the relative performance of each of our product lines as compared to standard revenue drivers or market metrics applicable to that product line. We are particularly interested in identifying positive or negative trends and investigating to understand the root causes. In addition, we review these metrics on a quarterly basis. We also evaluate changes in the mix of products sold and the resultant impact on reported gross margins.
Gross margin percentage. We define gross margin percentage as our gross margin, or net sales minus cost of sales, divided by our net sales. Our management continually evaluates our consolidated gross margin percentage and our gross margin percentage by segment to determine how each segment is performing. This metric aids management in capital resource allocation and pricing decisions.
Selling, general and administrative expenses as a percentage of total revenue. Selling, general and administrative expenses include payroll related costs for sales; marketing; administrative; accounting; information technology; certain engineering and human resources functions; audit, legal and other professional fees; insurance; franchise taxes not based on income; travel and entertainment; advertising and promotions; certain depreciation and amortization expense; bad debt expense; and other office and administrative related costs. Our management continually evaluates the level of our selling, general and administrative expenses in relation to our revenue and makes appropriate changes in light of activity levels to preserve and improve our profitability while meeting the on-going support and regulatory requirements of the business.
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
Earnings per share. We calculate fully-diluted earnings per share, as prescribed under GAAP, as net income divided by common shares outstanding, giving effect for unvested restricted shares and the assumed exercise of outstanding options with a strike price less than the average fair value of the shares over the period covered for the calculation. There is no dilutive effect for 2017, 2016 and 2015 since we are in a net loss position. We believe this measure is important as it reflects the sum total of operating results and all attendant capital decisions, showing in one number the amount earned for the stockholders of our Company.
Free cash flow. We define free cash flow as net cash provided by operating activities, less capital expenditures for property and equipment net of proceeds from the sale of property and equipment and other. We believe that this measure is important because it encompasses both profitability and capital management in evaluating results. Free cash flow represents the business’s contribution in the generation of funds available to pay debt outstanding, invest in other areas, or return funds to our stockholders. Free cash flow is a non-GAAP financial measure and should not be considered as an alternative to cash provided by operating activities as a cash flow measurement.
Factors affecting the comparability of our future results of operations to our historical results of operations
Our future results of operations may not be comparable to our historical results of operations for the periods presented, primarily for the following reasons:

•
Since our initial public offering in 2012, we have grown our business both organically and through strategic acquisitions. We have expanded and diversified our product portfolio and business lines with the acquisition of businesses in each of 2017, 2016, and 2015. We acquired three businesses in 2017, one business in 2016, and one business in 2015. The historical financial data for periods prior to the acquisitions does not include the results of any of the acquired companies for the periods presented and, as such, does not provide an accurate indication of our future results.

•
As we integrate acquired companies and further implement internal controls, processes and infrastructure to operate in compliance with the regulatory requirements applicable to companies with publicly traded shares, it is likely that we will incur incremental selling, general and administrative expenses relative to historical periods.

Our future results will depend on our ability to efficiently manage our combined operations and execute our business strategy.

Results of operations
Year ended December 31, 2017 compared with year ended December 31, 2016

	Year ended December 31,		Favorable / (Unfavorable)
	2017	2016	$	%
(in thousands of dollars, except per share information)
Revenue:
Drilling & Subsea	$234,742	$224,447	$10,295	4.6%
Completions	260,191	131,786	128,405	97.4%
Production & Infrastructure	327,287	233,754	93,533	40.0%
Eliminations	(3,600)	(2,352)	(1,248)	*
Total revenue	$818,620	$587,635	230,985	39.3%
Cost of sales:
Drilling & Subsea	$179,978	$186,820	$6,842	3.7%
Completions	201,631	126,789	(74,842)	(59.0)%
Production & Infrastructure	251,823	176,643	(75,180)	(42.6)%
Eliminations	(3,600)	(2,352)	1,248	*
Total cost of sales	$629,832	$487,900	$(141,932)	(29.1)%
Gross profit:
Drilling & Subsea	$54,764	$37,627	$17,137	45.5%
Completions	58,560	4,997	53,563	*
Production & Infrastructure	75,464	57,111	18,353	32.1%
Total gross profit	$188,788	$99,735	$89,053	89.3%
Selling, general and administrative expenses:
Drilling & Subsea	$86,327	$90,682	$4,355	4.8%
Completions	66,306	52,430	(13,876)	(26.5)%
Production & Infrastructure	67,653	56,456	(11,197)	(19.8)%
Corporate	33,427	27,440	(5,987)	(21.8)%
Total selling, general and administrative expenses	$253,713	$227,008	$(26,705)	(11.8)%
Segment operating income (loss):
Drilling & Subsea	$(31,563)	$(53,055)	$21,492	40.5%
Operating margin %	(13.4)%	(23.6)%
Completions	(6,746)	(45,609)	38,863	85.2%
Operating margin %	(2.6)%	(34.6)%
Production & Infrastructure	7,811	655	7,156	*
Operating margin %	2.4%	0.3%
Corporate	(33,427)	(27,440)	(5,987)	(21.8)%
Total segment operating loss	$(63,925)	$(125,449)	$61,524	49.0%
Operating margin %	(7.8)%	(21.3)%
Goodwill and intangible asset impairments	69,062	—	(69,062)	*
Transaction expenses	6,511	865	(5,646)	*
Loss on disposal of assets	2,097	2,638	541	*
Loss from operations	(141,595)	(128,952)	(12,643)	(9.8)%
Interest expense, net	26,808	27,410	602	2.2%
Foreign exchange losses (gains) and other, net	7,268	(21,341)	(28,609)	*
Gain realized on previously held equity investment	(120,392)	—	120,392	*
Deferred loan cost written off	—	2,978	2,978	*
Other (income) expense, net	(86,316)	9,047	95,363	*
Loss before income taxes	(55,279)	(137,999)	82,720	59.9%
Income tax expense (benefit)	4,121	(56,051)	(60,172)	(107.4)%
Net loss	(59,400)	(81,948)	22,548	27.5%
Less: Income attributable to non-controlling interest	—	30	(30)	*
Net loss attributable to common stockholders	$(59,400)	$(81,978)	$22,578	27.5%

Weighted average shares outstanding
Basic	98,689	91,226
Diluted	98,689	91,226
Loss per share
Basic	$(0.60)	$(0.90)
Diluted	$(0.60)	$(0.90)
* not meaningful

Revenue
Our revenue for the year ended December 31, 2017 increased $231.0 million, or 39.3%, to $818.6 million compared to the year ended December 31, 2016. In general, the increase in revenue is due to higher market activity resulting from higher commodity prices. In the third quarter of 2017, we were adversely affected by Hurricane Harvey, which temporarily idled facilities and operations, resulting in foregone revenue. For the year ended December 31, 2017, our Drilling & Subsea segment, Completions segment, and Production & Infrastructure segment comprised 28.2%, 31.8% and 40.0% of our total revenue, respectively, compared to 37.8%, 22.4% and 39.8%, respectively, for the year ended December 31, 2016. The revenue changes by operating segment consisted of the following:
Drilling & Subsea segment — Revenue increased $10.3 million, or 4.6%, to $234.7 million during the year ended December 31, 2017 compared to the year ended December 31, 2016. Approximately $33 million of the increase relates to improved sales volumes of our drilling products primarily associated with the 72% increase in the average U.S. rig count compared to the prior year. The improvement in volumes was particularly strong for consumable products sold to drilling contractors both for rig mud pump upgrades and rig operations. The increase in drilling products was partially offset by lower sales volumes and demand for our remotely operated subsea vehicles, associated subsea systems and other offshore products, which was largely attributable to reduced investment in global offshore projects.
Completions segment — Revenue increased $128.4 million, or 97.4%, to $260.2 million during the year ended December 31, 2017 compared to the year ended December 31, 2016. The increase in drilling and completions budgets of exploration and production companies has led to an increase in market demand for our completions products. Approximately $76 million of the increase is a result of higher sales volumes for our well stimulation and intervention products, particularly in North America. In addition, segment revenue includes $36 million of revenue from the acquisition of the remaining membership interests of Global Tubing in the fourth quarter of 2017. The remaining increase in segment revenues was due to higher sales of our downhole products, including revenue from our acquisition of Multilift in the third quarter of 2017.
Production & Infrastructure segment — Revenue increased $93.5 million, or 40.0%, to $327.3 million during the year ended December 31, 2017 compared to the year ended December 31, 2016. The increase in drilling and completions budgets of exploration and production companies and resulting infrastructure spending have led to increased sales of our surface production equipment and valve products. Approximately half of the increase is attributable to higher sales volumes in our activity-based production equipment. The remaining segment revenue increase was due to higher sales of valves, including revenue from our acquisition of Cooper in the first quarter of 2017.
Segment operating income (loss) and segment operating margin percentage
Segment operating loss for the year ended December 31, 2017 improved $61.5 million to a loss of $63.9 million for the year ended December 31, 2017 compared to a loss of $125.4 million the year ended December 31, 2016. In the third quarter of 2017, we were adversely affected by Hurricane Harvey, which temporarily idled facilities and operations, resulting in foregone revenue and under-absorption of manufacturing costs. The operating margin percentage improved to (7.8)% for the year ended December 31, 2017 from (21.3)% for the year ended December 31, 2016. The segment operating margin percentage is calculated by dividing segment operating loss by revenue for the period. The change in operating margin percentage for each segment is explained as follows:
Drilling & Subsea segment — The operating margin percentage improved to (13.4)% for the year ended December 31, 2017 compared to (23.6)% for the year ended December 31, 2016. The year ended December 31, 2017 included $3.6 million of severance and facility closure costs. The year ended December 31, 2016 included $12.6 million of inventory write-downs attributable to lower activity levels and reduced pricing, severance and facility closure costs. The remaining increase in operating margins was driven by higher activity levels, which caused an improvement in manufacturing scale efficiencies, as well as a better mix of higher margin product sales. For the segment, the margin improvement for our drilling products was partially offset by lower margins for our subsea products.
Completions segment — The operating margin percentage improved to (2.6)% for the year ended December 31, 2017 from (34.6)% for the year ended December 31, 2016. The year ended December 31, 2017 included $9.2 million of inventory write-downs attributable to the decision to exit specific product lines in the fourth quarter 2017. The year ended December 31, 2016 included $21.1 million of charges for inventory write-downs attributable to lower activity levels and reduced pricing, severance and facility closure costs. The remaining increase in operating margin percentage is due to increased operating leverage on higher revenue and volumes. Operating results were also positively impacted by an improvement in earnings for Global Tubing, LLC which was reported as an equity method investment until our acquisition of the remaining membership interests in October 2017.

Production & Infrastructure segment — The operating margin percentage improved to 2.4% for the year ended December 31, 2017 from 0.3% for the year ended December 31, 2016. The years ended December 31, 2017 and December 31, 2016 included costs related to inventory write-downs, facility closure costs and severance totaling $4.9 million and $3.9 million, respectively. The remaining increase in operating margins was primarily attributable to higher activity levels leading to increased operating leverage in our activity-based production equipment products.
Corporate — Selling, general and administrative expenses for Corporate increased $6.0 million, or 21.8%, for the year ended December 31, 2017 compared to the year ended December 31, 2016 due to higher personnel costs, including bonus accruals, and higher professional fees. Corporate costs include payroll, professional fees and other costs for general management, administration, marketing, finance, legal, information technology and human resources.
Other items not included in segment operating income (loss)
Several items are not included in segment operating income (loss), but are included in total operating loss. These items include goodwill and intangible asset impairments, transaction expenses, and gains/losses from the disposal of assets. Transaction expenses include legal, advisory and other costs incurred in acquiring businesses which are not considered to be part of segment operating income (loss). These costs were $6.5 million and $0.9 million for the years ended December 31, 2017 and 2016, respectively, with the increase primarily related to the acquisition of Global Tubing in the fourth quarter of 2017.
The Company recorded a goodwill impairment charge of $68.0 million in the second quarter of 2017 related to the subsea reporting unit. In addition, the Company also recorded impairment charges totaling $1.1 million in 2017 related to intangible assets in the Subsea and Downhole reporting units. Refer to Note 8 Goodwill and Intangible Assets for further discussion.
Other income and expense
Other income and expense includes interest expense, foreign exchange gains and losses, a gain realized on the previously held equity investment in Global Tubing, and the write-off of deferred loan costs. We incurred $26.8 million of interest expense during the year ended December 31, 2017, a decrease of $0.6 million compared to the year ended December 31, 2016 primarily due to lower commitment fees on the unused portion of our revolving credit line. The foreign exchange loss was $7.3 million for the year ended December 31, 2017 compared to a gain of $21.3 million for the year ended December 31, 2016. The foreign exchange gains and losses are primarily the result of movements in the British pound and the Euro relative to the U.S. dollar. These movements in exchange rates create foreign exchange gains or losses when applied to monetary assets or liabilities denominated in currencies other than the location’s functional currency, primarily U.S. dollar denominated cash, trade account receivables and net intercompany receivable balances for our entities using a functional currency other than U.S. dollar. In 2017, we recognized a gain of $120.4 million on the previously held equity investment in Global Tubing upon acquiring the remaining interest in the fourth quarter of 2017. In year ended December 31, 2016, we wrote off $3.0 million of deferred financing costs as a result of the amendments of our credit facility in the first and fourth quarters of 2016 which reduced the size of our revolving credit line.
Taxes
Tax expense (benefit) includes current income taxes expected to be due based on taxable income to be reported during the periods in the various jurisdictions in which we conduct business and deferred income taxes based on changes in the tax effect of temporary differences between the bases of assets and liabilities for financial reporting and tax purposes at the beginning and end of the respective periods. The effective tax rate, calculated by dividing total tax expense (benefit) by income before income taxes, was 7.5% and 40.6% for the years ended December 31, 2017 and 2016, respectively. Items reducing the effective tax rate for the year ended December 31, 2017 include $14.7 million associated with the non-tax deductible goodwill impairment for the subsea reporting unit and a net $10.1 million expense associated with U.S. tax reform. Also impacting the tax rate in 2017 is the change in the proportion of losses generated in the U.S., which are benefited at a higher statutory tax rate, as compared to losses generated outside the U.S. in jurisdictions subject to lower tax rates. Partially offsetting these items was a $9.2 million reduction in tax expense associated with the gain on acquisition of the remaining 52% membership interest of Global Tubing.

Year ended December 31, 2016 compared to year ended December 31, 2015

	Year ended December 31,		Favorable / (Unfavorable)
	2016	2015	$	%
(in thousands of dollars, except per share information)
Revenue:
Drilling & Subsea	$224,447	$469,778	$(245,331)	(52.2)%
Completions	131,786	285,177	(153,391)	(53.8)%
Production & Infrastructure	233,754	320,442	(86,688)	(27.1)%
Eliminations	(2,352)	(1,745)	(607)	*
Total revenue	$587,635	$1,073,652	(486,017)	(45.3)%
Cost of sales:
Drilling & Subsea	$186,820	$347,936	$161,116	46.3%
Completions	126,789	223,726	96,937	43.3%
Production & Infrastructure	176,643	241,058	64,415	26.7%
Eliminations	(2,352)	(1,745)	607	*
Total cost of sales	$487,900	$810,975	$323,075	39.8%
Gross profit:
Drilling & Subsea	$37,627	$121,842	$(84,215)	(69.1)%
Completions	4,997	61,451	(56,454)	(91.9)%
Production & Infrastructure	57,111	79,384	(22,273)	(28.1)%
Total gross profit	$99,735	$262,677	$(162,942)	(62.0)%
Selling, general and administrative expenses:
Drilling & Subsea	$90,682	$119,121	$28,439	23.9%
Completions	52,430	60,982	8,552	14.0%
Production & Infrastructure	56,456	56,726	270	0.5%
Corporate	27,440	28,077	637	2.3%
Total selling, general and administrative expenses	$227,008	$264,906	$37,898	14.3%
Operating income (loss):
Drilling & Subsea	$(53,055)	$2,721	$(55,776)	*
Operating income margin %	(23.6)%	0.6%
Completions	(45,609)	15,293	(60,902)	*
Operating income margin %	(34.6)%	5.4%
Production & Infrastructure	655	22,658	(22,003)	(97.1)%
Operating income margin %	0.3%	7.1%
Corporate	(27,440)	(28,077)	637	(2.3)%
Total segment operating income (loss)	$(125,449)	$12,595	(138,044)	*
Operating income margin %	(21.3)%	1.2%
Goodwill and Intangible asset impairment	—	125,092	125,092	*
Transaction expenses	865	480	(385)	*
Loss on sale of assets	2,638	746	(1,892)	*
Loss from operations	(128,952)	(113,723)	(15,229)	(13.4)%
Interest expense, net	27,410	29,945	2,535	8.5%
Foreign exchange gains and other, net	(21,341)	(9,345)	11,996	*
Deferred loan costs written off	2,978	—	(2,978)	*
Other expense, net	9,047	20,600	11,553	56.1%
Loss before income taxes	(137,999)	(134,323)	(3,676)	(2.7)%
Income tax benefit	(56,051)	(14,939)	41,112	*
Net loss	(81,948)	(119,384)	37,436	31.4%
Less: Income (loss) attributable to non-controlling interest	30	(31)	61	*
Loss attributable to common stockholders	$(81,978)	$(119,353)	$37,375	31.3%

Weighted average shares outstanding
Basic	91,226	89,908
Diluted	91,226	89,908
Loss per share
Basic	$(0.90)	$(1.33)
Diluted	$(0.90)	$(1.33)
* not meaningful

Revenue
Our revenue for the year ended December 31, 2016 decreased $486.0 million, or 45.3%, to $587.6 million compared to the year ended December 31, 2015. The low commodity prices throughout 2016 resulted in a substantial reduction in activity as our customers’ budgets for capital and consumable equipment were significantly reduced. For the year ended December 31, 2016, our Drilling & Subsea segment, Completions segment, and Production & Infrastructure segment comprised 37.8%, 22.4% and 39.8% of our total revenue, respectively, compared to 43.7%, 26.5% and 29.8%, respectively, for the year ended December 31, 2015. The revenue changes by operating segment consisted of the following:
Drilling & Subsea segment — Revenue decreased $245.3 million, or 52.2%, to $224.4 million during the year ended December 31, 2016 compared to the year ended December 31, 2015. Approximately 60% of the decline in segment revenue was the result of lower sales volumes of our drilling products and was caused by the 48% decrease in U.S. average rig count compared to the prior year period. Lower demand for our remotely operated vehicles and associated systems and other offshore products, which was largely attributable to reduced investment in global offshore projects, resulted in lower sales volumes and was approximately 30% of our reduced segment revenue for the period. The remaining 10% reduction in revenue was due to lower product pricing to our customers and changes in foreign exchange rates.
Completions segment — Revenue decreased $153.4 million, or 53.8%, to $131.8 million during the year ended December 31, 2016 compared to the year ended December 31, 2015. Approximately 80% of the reduction in segment revenue was attributable to decreased volumes, as the global market experienced lower well completions activity, including in North America, and the remainder was due to lower product pricing to our customers. These items led to lower revenue from our casing and cementing equipment products sold to pressure pumping service providers and pressure control equipment.
Production & Infrastructure segment — Revenue decreased $86.7 million, or 27.1%, to $233.8 million during the year ended December 31, 2016 compared to the year ended December 31, 2015. Approximately 75% of the decrease in segment revenue was due to reduced sales volumes in production equipment and valves products. The decrease in exploration and production budgets led to lower sales of our surface production equipment and, to a lesser extent, lower sales of valve products to the upstream sector. The remaining 25% of the decline in segment revenue was due to reduced product pricing to our customers. The demand for our midstream and downstream valves has been more resilient through the downturn relative to our other product lines.
Segment operating income (loss) and segment operating margin percentage
Segment operating income (loss) for the year ended December 31, 2016 decreased $138.0 million, to a loss of $125.4 million compared to the year ended December 31, 2015. The 2016 results include total charges of $38.3 million related to several facility consolidations and closures, inventory write-downs across all product lines attributable to continuing lower activity levels, and severance paid to employees under our policy for reductions in force. In 2015, similar charges totaled $63.7 million. The segment operating margin percentage is calculated by dividing segment operating income (loss) by revenue. Excluding the charges described above, the adjusted segment operating margin percentage decreased to (14.8)% for the year ended December 31, 2016 compared to 7.1% for the year ended December 31, 2015. We believe that adjusted operating margins excluding the costs described above are useful for assessing operating performance, especially when comparing periods. The change in operating margin percentage for each segment is explained as follows:
Drilling & Subsea segment — The operating margin percentage decreased to (23.6)% for the year ended December 31, 2016 from 0.6% for the year ended December 31, 2015. The years ended December 31, 2016 and 2015 included $12.6 million and $32.1 million, respectively, of inventory write-downs, severance and facility closure costs as described above. Excluding these charges, the adjusted operating margin percentage decreased to (18.0)%, for the year ended December 31, 2016, from 7.4% for the year ended December 31, 2015. The main driver for this decrease in adjusted operating margin percentage is the lower activity levels, which has caused a loss of manufacturing scale efficiencies and more intense competition for fewer sales opportunities reducing our prices.
Completions segment — The operating margin percentage decreased to (34.6)% for the year ended December 31, 2016 from 5.4% for the year ended December 31, 2015. The years ended December 31, 2016 and 2015 included $21.2 million and $25.2 million, respectively, of inventory write-downs and facility closure costs as described above. Excluding these charges, the adjusted operating margin percentage decreased to (18.6)%, for the year ended December 31, 2016, from 14.2% for the year ended December 31, 2015. The decrease in adjusted operating margin percentage is due to reduced operating leverage on lower volumes and pricing pressure especially on consumable flow equipment sold to pressure pumping service companies. Also impacting margins were lower earnings from our investment in Global Tubing.
Production & Infrastructure segment — The operating margin percentage decreased to 0.3% for the year ended December 31, 2016, from 7.1% for the year ended December 31, 2015. The years ended December 31, 2016 and 2015 included $3.9 million and $5.1 million, respectively, of costs related to facility consolidation and severance as described above. Excluding these charges, the adjusted operating margin percentage decreased to 1.9%, for the year ended December 31, 2016, from 8.7% for the year ended December 31, 2015. The decrease in adjusted operating margin percentage was attributable to reduced operating leverage on lower volumes, and pricing pressure on our surface production equipment on lower activity levels. The operating margins for our valve products have been more resilient as demand for midstream and downstream valves remains steady.
Corporate — Selling, general and administrative expenses for Corporate decreased $0.6 million, or 2.3%, for the year ended December 31, 2016 compared to the year ended December 31, 2015 due to lower personnel costs and lower professional fees. Corporate costs include, among other items, payroll related costs for general management and management of finance and administration, legal, human resources and information technology; professional fees for legal, accounting and related services; and marketing costs.
Other items not included in segment operating income
Several items are not included in segment operating income, but are included in total operating income (loss). These items include goodwill and intangible asset impairments, transaction expenses, and gains/losses from the disposal of assets. Transaction expenses include legal, advisory and other costs incurred in acquiring businesses which are not considered to be part of segment operating income (loss). These costs were $0.9 million and $0.5 million for the years ended December 31, 2016 and 2015, respectively. In the year ended December 31, 2016, we recognized a net loss of $2.6 million on sales of assets, primarily related to plant consolidations.
The 2015 impairment losses for intangible assets and goodwill were $1.9 million and $123.2 million, respectively. The intangible assets that were written off related to certain trade names that were no longer in use. Due to the further deterioration of market conditions for our products, the goodwill impairment test showed that goodwill in our subsea product line was impaired, and based on a valuation of the applicable assets, we recorded a charge in the fourth quarter 2015. No impairment losses were recorded on goodwill or indefinite-lived intangible assets for the year ended December 31, 2016.
Other income and expense
Other income and expense includes interest expense, and foreign exchange gains and losses. We incurred $27.4 million of interest expense during the year ended December 31, 2016, a decrease of $2.5 million from the year ended December 31, 2015 on lower outstanding indebtedness and lower commitment fees on the unused portion of our revolving credit line. The foreign exchange gain was $21.3 million for the year ended December 31, 2016, an increase of $12.0 million from the year ended December 31, 2015, and was primarily the result of movements in the British pound and the Euro relative to the U.S. dollar. These movements in exchange rates create foreign exchange gains or losses when applied to monetary assets or liabilities denominated in currencies other than the location’s functional currency, primarily U.S. dollar denominated cash, trade account receivables and net intercompany receivable balances for our entities using a functional currency other than U.S. dollar. In year ended December 31, 2016, we wrote off $3.0 million of deferred financing costs as a result of the amendments to our credit facility in the first and fourth quarter of 2016 which reduced the size of our undrawn revolving credit line.
Taxes
Tax expense includes current income taxes expected to be due based on taxable income to be reported during the periods in the various jurisdictions in which we conduct business, and deferred income taxes based on changes in the tax effect of temporary differences between the bases of assets and liabilities for financial reporting and tax purposes at the beginning and end of the respective periods. The effective tax rate, calculated by dividing total tax expense by income before income taxes, was a benefit of 40.6% and a provision of 11.1% for the years ended December 31, 2016 and 2015, respectively. The effective tax rate for the year ended December 31, 2016 is significantly different than the comparable period in 2015 primarily due to net operating losses incurred in the U.S. offset by earnings generated outside the U.S. in jurisdictions subject to lower tax rates. In addition, the majority of the goodwill impairment loss in 2015 was not tax deductible. The effective tax rate can vary from period to period depending on our relative mix of U.S. and non-U.S. earnings. Excluding the goodwill and intangible asset impairment and the charges discussed above in the segment operating margin discussion, our effective tax rate would have been approximately 22% for the year ended December 31, 2015.

Liquidity and capital resources
Sources and uses of liquidity
Our internal sources of liquidity are cash on hand and cash flows from operations, while our primary external sources have included our credit facility, trade credit, and the issuance of our senior notes described below. Our primary uses of capital have been for acquisitions, ongoing maintenance and growth capital expenditures, inventories and sales on credit to our customers. We continually monitor potential capital sources, including equity and debt financing, to meet our investment and target liquidity requirements. Our future success and growth will be highly dependent on our ability to continue to access outside sources of capital.
At December 31, 2017, we had cash and cash equivalents of $115.2 million and total debt of $507.9 million. We believe that cash on hand and cash generated from operations will be sufficient to fund operations, working capital needs, capital expenditure requirements and financing obligations for the foreseeable future.
The amount of capital expenditures incurred in 2017 was $26.7 million, including our investment in a new production facility in Saudi Arabia. Our total 2018 capital expenditure budget is approximately $35.0 million, which consists of, among other items, investments in certain manufacturing facilities, replacing end of life machinery and equipment, continuing the implementation of our enterprise resource planning solution globally, and general capital expenditures. This budget does not include expenditures for potential business acquisitions. We believe cash flows from operations should be sufficient to fund our capital requirements for 2018.
Although we do not budget for acquisitions, pursuing growth through acquisitions is a significant part of our business strategy. We expanded and diversified our product portfolio with the acquisition of three businesses in 2017 for total cash and stock consideration of approximately $340.7 million, net of cash acquired. We used cash on hand, borrowings under our credit facility, and the issuance of shares to finance these acquisitions. We continue to actively review acquisition opportunities on an ongoing basis, and we may fund future acquisitions with cash and/or equity. Our ability to make significant additional acquisitions for cash may require us to pursue additional equity or debt financing, which we may not be able to obtain on terms acceptable to us or at all.
In October 2014, our board of directors approved a program for the repurchase of outstanding shares of our common stock with an aggregate purchase amount of up to $150 million. We have purchased approximately 4.5 million shares of stock under this program for aggregate consideration of approximately $100.2 million. Remaining authorization under this program is $49.8 million.
Our cash flows for the years ended December 31, 2017, 2016 and 2015 are presented below (in millions):

	Year ended December 31,
	2017	2016	2015
Net cash provided by (used in) operating activities	$(40.0)	$64.7	$155.9
Net cash used in investing activities	(188.0)	(11.1)	(91.3)
Net cash provided by (used in) financing activities	100.6	86.2	(26.9)
Effect of exchange rate changes on cash	8.2	(14.6)	(5.0)
Net increase (decrease) in cash and cash equivalents	(119.2)	125.2	32.7
Free cash flow, before acquisitions	$(64.7)	$57.7	$125.4

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

	Year ended December 31,
	2017	2016	2015
Cash flow from operating activities	$(40.0)	$64.7	$155.9
Capital expenditures for property and equipment	(26.7)	(16.8)	(32.3)
Proceeds from sale of property and equipment	2.0	9.8	1.8
Free cash flow, before acquisitions	$(64.7)	$57.7	$125.4
Cash flows provided by (used in) operating activities
Net cash provided by (used in) operating activities was $(40.0) million and $64.7 million for the years ended December 31, 2017 and 2016, respectively. Cash provided by (used in) operations decreased primarily as a result of increases in working capital in 2017 which used cash of $38.4 million compared to reductions in working capital in 2016 which provided cash of $56.8 million. The increase in working capital in 2017 is primarily due to increased accounts receivable on higher revenue and investments in inventory in anticipation of a continued recovery in market demand, partially offset by an increase in accrued liabilities and $30.9 million of taxes refunded from our election to carry back our 2016 U.S. net operating loss to recover taxes paid in earlier periods.
Net cash provided by operating activities was $64.7 million and $155.9 million for the years ended December 31, 2016 and 2015, respectively. Cash provided by operations in 2016 decreased primarily as a result of lower earnings, slightly offset by the positive cash flow resulting from changes in working capital, such as accounts receivable and inventory, compared to the year ended December 31, 2015.
Our operating cash flows are sensitive to a number of variables, the most significant of which is the level of drilling and production activity for oil and natural gas reserves. These activity levels are in turn impacted by the volatility of oil and natural gas prices, regional and worldwide economic activity and its effect on demand for hydrocarbons, weather, infrastructure capacity to reach markets and other various factors. These factors are beyond our control and are difficult to predict.
Cash flows used in investing activities
Net cash used in investing activities was $188.0 million and $11.1 million for the years ended December 31, 2017 and 2016, respectively, a $176.8 million increase. The increase was primarily due to cash consideration of $162.2 million, net of cash acquired, paid for three acquisitions in 2017 compared to consideration of $4.1 million paid for one acquisition in 2016. In addition, capital expenditures of $26.7 million in 2017 increased compared to $16.8 million in 2016, partially offset by proceeds from the sale of assets of $2.0 million and $9.8 million during 2017 and 2016, respectively.
Net cash used in investing activities was $11.1 million and $91.3 million for the years ended December 31, 2016 and 2015, respectively, an $80.2 million decrease. The decrease was primarily due to consideration of $4.1 million paid for an acquisition in 2016 compared to consideration of $60.8 million paid for an acquisition in 2015. In addition, capital expenditures of $16.8 million in 2016 decreased compared to $32.3 million during 2015. The proceeds from the sale of business and properties was $9.8 million during 2016, compared to $1.8 million during 2015.
Other than capital required for acquisitions, we expect to fund all maintenance and other growth capital expenditures from our current cash on hand, and from internally generated funds.
Cash flows provided by (used in) financing activities
Net cash provided by financing activities was $100.6 million for the year ended December 31, 2017 and was primarily due to the borrowings on our revolving credit facility of $107.4 million for the year ended December 31, 2017.
Net cash provided by financing activities was $86.2 million for the year ended December 31, 2016 and was primarily due to the equity offering proceeds of $87.7 million.
Net cash used in financing activities was $26.9 million for the year ended December 31, 2015 and was primarily due to the net pay down of debt of $25.8 million.

Senior Notes Due 2021
In October 2013, we issued $300.0 million of 6.25% senior unsecured notes due 2021 at par, and in November 2013, we issued an additional $100.0 million aggregate principal amount of the notes at a price of 103.25% of par, plus accrued interest from October 2, 2013 (the “Senior Notes”). The Senior Notes bear interest at a rate of 6.25% per annum, payable on April 1 and October 1 of each year, and mature on October 1, 2021. Net proceeds from the issuance of approximately $394.0 million, after deducting initial purchasers’ discounts and offering expenses and excluding accrued interest paid by the purchasers, were used for the repayment of the then-outstanding term loan balance and a portion of the revolving credit facility balance.
The terms of the Senior Notes are governed by the indenture, dated October 2, 2013 (the “Indenture”), by and among us, the guarantors named therein and Wells Fargo Bank, National Association, as trustee (the “Trustee”). The Senior Notes are senior unsecured obligations, and are guaranteed on a senior unsecured basis by our subsidiaries that guarantee the credit facility and rank junior to, among other indebtedness, the credit facility to the extent of the value of the collateral securing the credit facility. The Senior Notes contain customary covenants including some limitations and restrictions on our ability to pay dividends on, purchase or redeem our common stock or purchase or redeem our subordinated debt; make certain investments; incur or guarantee additional indebtedness or issue certain types of equity securities; create certain liens, sell assets, including equity interests in our restricted subsidiaries; redeem or prepay subordinated debt; restrict dividends or other payments of our restricted subsidiaries; consolidate, merge or transfer all or substantially all of our assets; engage in transactions with affiliates; and create unrestricted subsidiaries. Many of these restrictions will terminate if the Senior Notes become rated investment grade. The Indenture also contains customary events of default, including nonpayment, breach of covenants in the Indenture, payment defaults or acceleration of other indebtedness, failure to pay certain judgments and certain events of bankruptcy and insolvency. We are required to offer to repurchase the Senior Notes in connection with specified change in control events or with excess proceeds of asset sales not applied for permitted purposes.
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
Credit Facility
On October 30, 2017, we amended and restated our existing credit facility with Wells Fargo Bank, National Association, as administrative agent (in such capacity, “Wells Fargo”), and several financial institutions as lenders (such amended and restated credit facility, the “2017 Credit Facility”) to, among other things, increase revolving credit commitments from $140.0 million to $300.0 million (with a sublimit of up to $25.0 million available for the issuance of letters of credit for the account of the Company and certain of our domestic subsidiaries) (the “U.S. Line”), of which up to $30.0 million is available to certain of our Canadian subsidiaries for loans in U.S. or Canadian dollars (with a sublimit of up to $3.0 million available for the issuance of letters of credit for the account of our Canadian subsidiaries) (the “Canadian Line”). Lender commitments under the 2017 Credit Facility, subject to certain limitations, may be increased by an additional $100.0 million. The 2017 Credit Facility matures in July 2021, but if our outstanding Notes due October 2021 are refinanced or replaced with indebtedness maturing in or after February 2023, the final maturity of the 2017 Credit Facility will automatically extend to October 2022.
Availability under the 2017 Credit Facility is subject to a borrowing base calculated by reference to eligible accounts receivable in the U.S., Canada and certain other jurisdictions (subject to a cap) and eligible inventory in the U.S. and Canada. Our borrowing capacity under the 2017 Credit Facility could be reduced or eliminated, depending on future receivables and fluctuations in our inventory. As of December 31, 2017, our borrowing base was $299.4 million, of which $108.4 million was drawn and $7.0 million was used for security of outstanding letters of credit, resulting in remaining availability of $184.0 million.
Borrowings under the U.S. Line bear interest at a rate equal to, at our option, either (a) the LIBOR rate or (b) a base rate determined by reference to the highest of (i) the rate of interest per annum determined from time to time by Wells Fargo as its prime rate in effect at its principal office in San Francisco, (ii) the federal funds rate plus 0.50% per annum and (iii) the one-month adjusted LIBOR plus 1.00% per annum, in each case plus an applicable margin. Borrowings under the Canadian Line bear interest at a rate equal to, at Forum Canada’s option, either (a) the CDOR rate or (b) a base rate determined by reference to the highest of (i) the prime rate for Canadian dollar commercial loans made in Canada as reported from time to time by Thomson Reuters and (ii) the CDOR rate plus 1.00%, in each case plus an applicable margin. The applicable margin for LIBOR and CDOR loans will initially range from 1.75% to 2.25%, depending upon average excess availability under the 2017 Credit Facility. After the first quarter ending on or after March 31, 2018 in which our total leverage ratio is less than or equal to 4.00:1.00, the applicable margin for LIBOR and CDOR loans will range from 1.50% to 2.00%, depending upon average excess availability under the 2017 Credit Facility. The weighted average interest rate under the 2017 Credit Facility was approximately 3.56% in the fourth quarter 2017.
The 2017 Credit Facility also provides for a commitment fee in the amount of (a) 0.375% per annum on the unused portion of commitments if average usage of the 2017 Credit Facility is greater than 50% and (b) 0.50% per annum on the unused portion of commitments if average usage of the 2017 Credit Facility is less than or equal to 50%. After the first quarter ending on or after March 31, 2018 in which our total leverage ratio is less than or equal to 4.00:1.00, the commitment fees will range from 0.25% to 0.375%, depending upon average usage of the 2017 Credit Facility.
Subject to customary exceptions, all obligations under the 2017 Credit Facility are guaranteed, jointly and severally, by each wholly-owned U.S. subsidiary of the Company and, in the case of the Canadian Line, each wholly-owned Canadian subsidiary of the Company, and are secured by substantially all assets of each such entity and the Company.
The 2017 Credit Facility contains various covenants that, among other things, limit our ability (none of which are absolute) to incur additional indebtedness or issue certain preferred shares, grant certain liens, make certain loans and investments, pay dividends, make distributions or make other restricted payments, enter into mergers or acquisitions unless certain conditions are satisfied, enter into hedging transactions, change our lines of business, prepay certain indebtedness, enter into certain affiliate transactions, engage in certain asset dispositions or modify the terms of certain debt or organizational agreements.
If excess availability under the 2017 Credit Facility falls below the greater of 10.0% of the borrowing base and $20.0 million, we will be required to maintain a fixed charge coverage ratio of at least 1.00:1.00 as of the end of each fiscal quarter until excess availability under the 2017 Credit Facility exceeds such thresholds for at least 60 consecutive days.
Interest is payable monthly for base rate loans and at the end of each interest period for LIBOR loans and CDOR loans, except that if the interest period for a LIBOR loan or a CDOR Loan is longer than three months, interest is paid at the end of each three-month period.
If an event of default exists under the 2017 Credit Facility, lenders holding greater than 50% of the aggregate outstanding loans and letter of credit obligations and unfunded commitments have the right to accelerate the maturity of the obligations outstanding under the 2017 Credit Facility and exercise other rights and remedies. Obligations outstanding under the 2017 Credit Facility, however, will be automatically accelerated upon an event of default arising from a bankruptcy or insolvency event. Each of the following constitutes an event of default under the 2017 Credit Facility:

•	Failure to pay any principal when due or any interest, fees or other amount within certain grace periods;

•	Representations and warranties in the 2017 Credit Facility or other loan documents being incorrect or misleading in any material respect;

•	Failure to perform or otherwise comply with the covenants in the 2017 Credit Facility or other loan documents, subject, in certain instances, to grace periods;

•
Impairment of security under the loan documents affecting (a) collateral whose value is included in calculating the borrowing base having a fair market value in excess of $2.2 million and (b) other collateral having a fair market value in excess of $25 million;

•
The obligations of any guarantor under any guarantee of the indebtedness under the 2017 Credit Facility are materially limited or terminated by operation or law or such guarantor or any guarantor repudiates or purports to repudiate any such guaranty;

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

•
The entry, and failure to pay, of one or more adverse judgments in excess of $25 million (except to the extent fully covered by an insurance policy pursuant to which the insurer has not denied coverage), upon which enforcement proceedings are commenced or that are not stayed pending appeal;

•	The occurrence of a change in control (as defined in the 2017 Credit Facility);

•	The invalidity or unenforceability of any loan document; and

•	The occurrence of certain ERISA events.
Off-balance sheet arrangements
As of December 31, 2017, we had no off-balance sheet instruments or financial arrangements, other than operating leases and letters of credit entered into in the ordinary course of business.
Contractual obligations
The following table summarizes our significant contractual obligations and other long- term liabilities as of December 31, 2017 (in thousands):

	2018	2019	2020	2021	2022	After 2022	Total
Senior notes due October 2021 (1)	$25,000	$25,000	$25,000	$418,750	$—	$—	$493,750
Senior secured credit facility	3,858	3,858	3,858	110,375	—	—	121,949
Other debt	1,156	943	—	—	—	—	2,099
Operating leases	17,421	15,060	12,512	10,369	9,552	6,517	71,431
Letters of credit	7,448	454	44	—	—	—	7,946
Pension	368	360	372	364	390	7,099	8,953
Total	$55,251	$45,675	$41,786	$539,858	$9,942	$13,616	$706,128
(1) Includes interest on $400 million of senior notes at 6.25% that are due in October 2021.

As discussed in Note 10 Income Taxes, as of December 31, 2017 the Company has approximately $14.8 million of liabilities associated with uncertain tax positions in the various jurisdictions in which the Company conducts business.  Due to the uncertain and complex application of the tax regulations, combined with the difficulty in predicting when tax audits throughout the world may be concluded, the Company cannot make precise estimates of the timing of cash outflows relating to these liabilities. Accordingly, liabilities associated with uncertain tax positions have been excluded from the contractual obligations table above.
Inflation
Global inflation has been relatively low in recent years and did not have a material impact on our results of operations during 2017, 2016 or 2015. Although the impact of inflation has been insignificant in recent years, it is still a factor in the global economy and we do experience inflationary pressure on the cost of raw materials and components used in our products.

Critical accounting policies and estimates
The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with GAAP. In preparing our financial statements, we make judgments, estimates and assumptions affecting the amounts reported. We base our estimates on factors including historical experience and various assumptions that we believe are reasonable under the circumstances. These factors form the basis for making estimates about the carrying values of assets and liabilities that are not readily apparent from other sources. Certain accounting policies involve judgments and uncertainties to such an extent that there is a reasonable likelihood that materially different amounts could have been reported under different conditions, or if different assumptions had been used. We evaluate our estimates and assumptions on a regular basis. Actual results may differ from these estimates and assumptions used in preparation of our consolidated financial statements.
In order to provide a better understanding of how we make judgments, and develop estimates and assumptions about future events, we have described our most critical accounting policies below. We believe that these accounting policies reflect our more significant estimates and assumptions used in preparation of our consolidated financial statements.
Our most critical accounting policies relate to:

•	Revenue recognition;

•	Share based compensation;

•	Inventories;

•	Business combinations, goodwill and other intangible assets;

•	Income taxes;

•	Property and equipment; and

•	Recognition of provisions for contingencies.

Revenue recognition
Generally
The substantial majority of our revenue is recognized when the associated goods are shipped and title passes to the customer or when services have been rendered, as long as all of the criteria for recognition described in Note 2 Summary of Significant Accounting Policies have been met. The only revenue recognition criteria requiring judgment on these sales is assurance of collectability. We carefully evaluate the financial strength of our customers before extending credit, and historically we have not incurred significant losses for bad debt.
Long term Contracts
Revenue generated from long-term contracts, typically longer than six months in duration, is recognized using the percentage-of-completion method of accounting. Approximately 4% of our 2017 revenue was accounted for on this basis. There are significant estimates and judgments involved in recognizing revenue over the term of the contract. For the portion of our business accounted for using the percentage-of-completion method, we generally recognize revenue and cost of goods sold each period based upon the advancement of the work-in-progress. The percentage complete is determined by comparing the costs incurred to date to the contract’s total estimated costs. The percentage-of-completion method requires management to calculate reasonably dependable estimates of progress towards completion and total contract costs. Each period these long-term contracts are reevaluated and may result in upward or downward revisions in estimated total contract costs, which are accounted for in the period of the change to reflect a catch up adjustment for the cumulative impact from inception of the contract. Whenever revisions of estimated contract costs and contract value indicates that the contract costs will exceed estimated revenue, a provision for the total estimated loss is recorded in that period.
Equipment Rentals and Service
Revenue from the rental of equipment or provision of services is recognized over the period when the asset is rented or services are rendered and collectability is reasonably assured. Rates for asset rental and service provision are priced on a per day, per man hour, or similar basis. There are typically delays in receiving some field tickets reporting the utilization of equipment or personnel, which requires us to estimate the revenue recognized in the period. In the following period, these estimates are adjusted to actual field tickets received late.

Share-based compensation
We account for awards of share-based compensation at fair value on the date granted to employees and recognize the compensation expense in our financial statements over the requisite service period. Fair value of the share-based compensation was measured using the fair value of the common stock for restricted stock and restricted stock units, the Black-Scholes model for the outstanding options, and a Monte Carlo Simulation model for performance share units. These models require assumptions and estimates for inputs, especially the estimate of the volatility in the value of the underlying share price, that affect the resultant values and hence the amount of compensation expense recognized.
Inventories
Inventory, consisting of finished goods and materials and supplies held for resale, is carried at the lower of cost or net realizable value. We evaluate our inventories, based on an analysis of stocking levels, historical sales levels and future sales forecasts, to determine obsolete, slow-moving and excess inventory. While we have policies for calculating and recording reserves against inventory carrying values, we exercise judgment in establishing and applying these policies.
Business combinations, goodwill and other intangible assets
Business combinations
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
Goodwill and intangible assets with indefinite lives
For goodwill and intangible assets with indefinite lives, an assessment for impairment is performed annually or when there is an indication an impairment may have occurred. We complete our annual impairment test for goodwill and other indefinite-lived intangibles using an assessment date of October 1. Goodwill is reviewed for impairment by comparing the carrying value of each of our seven reporting unit’s net assets, including allocated goodwill, to the estimated fair value of the reporting unit. We determine the fair value of our reporting units using a discounted cash flow approach. We selected this valuation approach because we believe it, combined with our best judgment regarding underlying assumptions and estimates, provides the best estimate of fair value for each of our reporting units. Determining the fair value of a reporting unit requires the use of estimates and assumptions. Such estimates and assumptions include revenue growth rates, future operating margins, the weighted average cost of capital, a terminal growth value, and future market conditions, among others. We believe that the estimates and assumptions used in our impairment assessments are reasonable. If the reporting unit’s carrying value is greater than its calculated fair value, we recognize a goodwill impairment charge for the amount by which the carrying value of goodwill exceeds its fair value.
In the second quarter of 2017, there was a decline in oil prices and a developing consensus view that production from lower cost oil basins would be sufficient to meet anticipated demand for a longer period, delaying the need for production from higher cost basins. With this indication of further delays in the recovery of the offshore market, we performed an impairment test and determined that the carrying value of the goodwill in our Subsea reporting unit was impaired. We recorded an impairment charge of $68.0 million for the quarter ended June 30, 2017. Following the impairment charge, the Subsea reporting unit has no remaining goodwill balance. There was no indication an impairment may have occurred in the other reporting units.
At October 1, 2017, we performed our annual impairment test on each of our reporting units and concluded that there had been no impairment because the estimated fair value of each of our reporting units exceeded its carrying value. As such, no further impairment losses were recorded on goodwill in 2017. Based on this updated fair value estimate, the fair value for our Drilling Technologies and Downhole Technologies reporting units remain approximately 16% and 17% above their reporting unit’s carrying value, respectively. As of December 31, 2017, goodwill associated with the Drilling Technologies and Downhole Technologies reporting units was $251 million and $244 million, respectively. There are significant inherent uncertainties and management judgment in estimating the fair value of each reporting unit. While we believe we have made reasonable estimates and assumptions to estimate the fair value of our reporting units, it is possible that a material change could occur. If actual results are not consistent with our current estimates and assumptions, or if changes in macroeconomic conditions outside the control of management change such that it results in a significant negative impact to our estimated fair values, the fair value of these reporting units may decrease below their net carrying value, which could result in a material impairment of our goodwill.
No impairment losses were recorded on goodwill for the year ended December 31, 2016.
For the year ended December 31, 2015, due to deterioration of market conditions for our products, the Company performed an impairment test on all reporting units. The Company identified and recorded an impairment charge of $123.2 million for its Subsea reporting unit for the year ended December 31, 2015.
Intangible assets with definite lives
Intangible assets with definite lives are tested for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. In 2017, an impairment loss of $1.1 million was recorded on certain intangible assets within the Subsea and Downhole reporting units related to specific product lines as the decision was made to abandon these specific product lines. No impairments to intangible assets were recorded in 2016. In the fourth quarter of 2015, an impairment loss of $1.9 million relating to certain trade names that were no longer in use was recorded.
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
The accounting guidance for income taxes requires that we recognize the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. If a tax position meets the “more likely than not” recognition criteria, the accounting guidance requires the tax position be measured at the largest amount of benefit greater than 50% likely of being realized upon ultimate settlement. If management determines that likelihood of sustaining the realization of the tax benefit is less than or equal to 50%, then the tax benefit is not recognized in the financial statements.
We have operations in countries other than the U.S. Consequently, we are subject to the jurisdiction of a number of taxing authorities. The final determination of tax liabilities involves the interpretation of local tax laws, tax treaties, and related authorities in each jurisdiction. Changes in the operating environment, including changes in tax law or interpretation of tax law and currency repatriation controls, could impact the determination of our tax liabilities for a given tax year.
We are currently reviewing and evaluating the impact of U.S. tax reform enacted in December 2017. As a result, we recorded a net charge of $10.1 million during the fourth quarter of 2017 based on our preliminary assessment of the impact. The amounts recognized related to U.S. tax reform are provisional in nature and subject to adjustment as further guidance is provided by the U.S. Internal Revenue Service regarding the application of the new tax laws. We will continue to evaluate the impacts of tax reform as additional information is obtained and will adjust the provisional amounts, as necessary. We expect to complete our detailed analysis no later than the fourth quarter of 2018.
Property and equipment
Property and equipment is stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method based on the estimated useful lives of assets, generally 3 to 30 years. We have established standard lives for certain classes of assets.
We review long-lived assets for potential impairment whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable. In performing the review for impairment, future cash flows expected to result from the use of the asset and its eventual disposal are estimated. If the undiscounted future cash flows are less than the carrying amount of the assets, there is an indication that the asset may be impaired. The amount of the impairment is measured as the difference between the carrying value and the estimated fair value of the asset. The fair value is determined either through the use of an external valuation, or by means of an analysis of discounted future cash flows based on expected utilization. The impairment loss recognized represents the excess of an assets’ carrying value as compared to its estimated fair value.

Recognition of provisions for contingencies
In the ordinary course of business, we are subject to various claims, suits and complaints. We, in consultation with internal and external advisors, will provide for a contingent loss in the consolidated financial statements if at the date of the consolidated financial statements it is probable that a liability has been incurred and the amount can be reasonably estimated. If it is determined that the reasonable estimate of the loss is a range and that there is no best estimate within the range, provision will be made for the lower amount of the range. Legal costs are expensed as incurred.
An assessment is made of the areas where potential claims may arise under contract warranty clauses. Where a specific risk is identified and the potential for a claim is assessed as probable and can be reasonably estimated, an appropriate warranty provision is recorded. Warranty provisions are eliminated at the end of the warranty period, except where warranty claims are still outstanding. The liability for product warranty is included in other accrued liabilities on the consolidated balance sheets.
Recent accounting pronouncements
From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (“FASB”), which are adopted by the Company as of the specified effective date.
In September 2017, the FASB issued Accounting Standard Updates (“ASU”) No. 2017-13, Revenue Recognition (Topic 605), Revenue from Contracts with Customers (Topic 606), Leases (Topic 840), and Leases (Topic 842): Amendments to SEC Paragraphs Pursuant to the Staff Announcement at the July 20, 2017 EITF Meeting and Rescission of Prior SEC Staff Announcements and Observer Comments. This ASU codifies the text of the SEC announcement, as it relates to revenue recognition and leases. The ASU also rescinds certain codified SEC announcements and comments that are no longer applicable upon adoption of ASU No. 2014-09 and ASU No. 2016-02. The recent accounting pronouncements related to revenue and leases are discussed later in this section.
In May 2017, the FASB issued ASU No. 2017-09 Compensation - Stock Compensation (Topic 718) - Scope of Modification Accounting, which clarifies when to account for a change to the terms or conditions of a share based payment award as a modification. Under the new ASU, an entity should apply modification accounting unless the fair value, the vesting conditions, and the classification of the award as equity or liability of the modified award all remain the same as the original award. The ASU should be adopted prospectively for all entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. This guidance is not expected to have a material impact on the Company’s Consolidated Financial Statements.
In January 2017, the FASB issued ASU No. 2017-04 Intangibles- Goodwill and Other (Topic 350) - Simplifying the Test for Goodwill Impairment, which simplifies the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test where the implied fair value of goodwill needs to be determined and compared to the carrying amount of that goodwill to measure the impairment loss. The Company is required to adopt the amendments in this Update for its annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019, and early adoption is permitted. The Company adopted this standard in the first quarter of 2017. During the second quarter of 2017, the Company applied this new ASU to perform the goodwill impairment analysis. Refer to Note 8 Goodwill and Intangible Assets for further discussion.
In January 2017, the FASB issued ASU No. 2017-01 Business Combination (Topic 805) - Clarifying the Definition of a Business, in an effort to clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. This guidance will be effective for annual periods beginning after December 15, 2017, including interim periods within those periods, and is not expected to have a material impact on the Company’s consolidated financial statements.
In November 2016, the FASB issued ASU No. 2016-18 Statement of Cash Flows (Topic 230) - Restricted Cash a consensus of the FASB Emerging Issues Task Force. This new guidance requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. ASU 2016-18 is effective for fiscal years beginning after December 15, 2017, and interim periods within those annual reporting periods, and should be applied using a retrospective transition method to each period presented. This guidance is not expected to have a material impact on the Company’s consolidated financial statements.
In October 2016, the FASB issued ASU No. 2016-16 Income Tax (Topic 740) - Intra-Entity Transfers of Assets Other Than Inventory. Current GAAP prohibits the recognition of current and deferred income taxes for an intra-entity asset transfer until the asset has been sold to an outside party. This new guidance eliminates this exception and requires the income tax consequences of an intra-entity transfer of an asset other than inventory be recognized when the transfer occurs. ASU 2016-16 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within those annual reporting periods, and should be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings on January 1, 2018. The ASU is not expected to have a material impact on the Company’s consolidated financial statements.
In August 2016, the FASB issued ASU No. 2016-15 Cash Flow Statement (Topic 230) - Classification of Certain Cash Receipts and Cash Payments. This new guidance addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice, including: debt prepayment or debt extinguishment costs, settlement of zero-coupon debt instruments or other debt instruments, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, proceeds from the settlement of corporate-owned life insurance policies, distributions received from equity method investees, beneficial interests in securitization transactions, and separately identifiable cash flows and application of the predominance principle. The only issue currently relevant to the Company is distributions received from equity method investees, where the new guidance allows an accounting policy election between the cumulative earnings approach and the nature of the distribution approach. The Company will continue to use the cumulative earnings approach, therefore the guidance is not expected to have a material impact on the Company’s consolidated financial statements. ASU 2016-15 is required to be applied retrospectively and is effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years.
In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting. This new guidance includes provisions intended to simplify how share-based payments are accounted for and presented in the financial statements. The Company applied the update prospectively beginning January 1, 2017. This guidance did not have a material impact on the Company’s Consolidated Financial Statements.
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
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). The comprehensive new standard will supersede existing revenue recognition guidance and require revenue to be recognized when promised goods or services are transferred to customers in amounts that reflect the consideration to which the company expects to be entitled in exchange for those goods or services. Adoption of the new rules could affect the timing of revenue recognition for certain transactions. Entities must apply a five-step process to (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when (or as) the entity satisfies a performance obligation. ASU 2014-09 also mandates disclosure of sufficient information to enable users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The disclosure requirements include qualitative and quantitative information about contracts with customers, significant judgments, and assets recognized from the costs to obtain or fulfill a contract. The guidance permits the entity to use either a full retrospective or modified retrospective transition method. The FASB issued several subsequent updates in 2015 through 2017 containing implementation guidance related to the new standard. These standards provide additional guidance related to principal versus agent considerations, licensing, and identifying performance obligations. Additionally, these standards provide narrow-scope improvements and practical expedients as well as technical corrections and improvements.
The Company has evaluated the impact of the adoption of the revised guidance. The status of implementation is as follows:

•	The Company established an implementation team, which provided internal training and reviewed contracts subject to the new revenue standard.

•	The implementation team reviewed contracts for the areas identified during the impact assessment and identified the impacts on the Company’s financial statements and related disclosures.

•	The implementation team has established new processes and controls in anticipation of the new guidance.
Overall, the new guidance is effective for the fiscal year beginning after December 31, 2017. The Company adopted this new standard on January 1, 2018 using the modified retrospective method which applies the new revenue standard only to contracts that were not completed as of the adoption date. The Company has concluded that the adoption of this ASU does not have a material impact on its consolidated financial statements.

Cautionary note regarding forward-looking statements
This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. These forward-looking statements are subject to a number of risks and uncertainties, many of which are beyond the Company’s control. All statements, other than statements of historical fact, included in this Annual Report on Form 10-K regarding our strategy, future operations, financial position, estimated revenues and losses, projected costs, prospects, plans and objectives of management are forward-looking statements. When used in this Annual Report on Form 10-K, the words “will,” “could,” “believe,” “anticipate,” “intend,” “estimate,” “expect,” “may,” “continue,” “predict,” “potential,” “project” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words.
Forward-looking statements may include, but are not limited to, statements about the following subjects:
•business strategy;
•cash flows and liquidity;
•the volatility and impact of changes in oil and natural gas prices;
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
•our ability to implement new technologies and services;
•availability and terms of capital;
•general economic conditions;

•	our ability to successfully manage our growth, including risks and uncertainties associated with integrating and retaining key employees of the businesses we acquire;
•benefits of our acquisitions;
•availability of key management personnel;
•availability of skilled and qualified labor;
•operating hazards inherent in our industry;
•the continued influence of our largest shareholder;
•the ability to establish and maintain effective internal control over financial reporting;

•	effects of remediation efforts to address the material weakness discussed in “Part II. Item 9A. Controls and Procedures;”
•financial strategy, budget, projections and operating results;
•uncertainty regarding our future operating results; and
•plans, objectives, expectations and intentions contained in this report that are not historical.
All forward-looking statements speak only as of the date of this Annual Report on Form 10-K. We disclaim any obligation to update or revise these statements unless required by law, and you should not place undue reliance on these forward-looking statements. Although we believe that our plans, intentions and expectations reflected in or suggested by the forward-looking statements we make in this Annual Report on Form 10-K are reasonable, we can give no assurance that these plans, intentions or expectations will be achieved. We disclose important factors that could cause our actual results to differ materially from our expectations in “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Annual Report on Form 10-K. These cautionary statements qualify all forward-looking statements attributable to us or persons acting on our behalf.

Item 7A. Quantitative and qualitative disclosures about market risk
We are currently exposed to market risk from changes in foreign currency and interest rates. From time to time, we may enter into derivative financial instrument transactions to manage or reduce our market risk, but we do not enter into derivative transactions for speculative purposes. A discussion of our market risk exposure in financial instruments follows.
Non-U.S. currency exchange rates
In certain regions, we conduct our business in currencies other than the U.S. dollar and the functional currency is the applicable local currency. We operate primarily in the U.S., Canadian and U.K. markets, and as a result, our primary exposure to fluctuations in currency exchange rates relates to fluctuations between the U.S. dollar and the Canadian dollar, the British pound sterling, the Euro, and, to a lesser degree, the Mexican Peso and the Singapore dollar. In countries in which we operate in the local currency, the effects of currency fluctuations are largely mitigated because local expenses of such operations are also generally denominated in the local currency. There may be instances, however, in which costs and revenue will not be matched with respect to currency denomination. As a result, we may experience economic losses and a negative impact on earnings or net assets solely as a result of foreign currency exchange rate fluctuations. To the extent that we continue our expansion on a global basis, management expects that increasing portions of revenue, costs, assets and liabilities will be subject to fluctuations in foreign currency valuations.
Gains and losses resulting from balance sheet remeasurements of monetary assets and liabilities denominated in a currency other than the local entity’s functional currency are included in the consolidated statements of operations as incurred. Our consolidated statement of operations includes foreign exchange losses of $7.9 million and gains of $20.9 million for the years ended December 31, 2017 and 2016, respectively.
Assets and liabilities for which the functional currency is not the U.S. dollar are translated using the exchange rates in effect at the balance sheet date, resulting in translation adjustments included in accumulated other comprehensive income in the stockholders’ equity section of our consolidated balance sheet. For the year ended December 31, 2017, net foreign currency translation gains of $36.2 million, net of tax, are included in other comprehensive income for the year ended December 31, 2017 to reflect the net impact of the general strengthening of other applicable currencies against the U.S. dollar. This translation gain was caused primarily by the relative strengthening of the Euro and the British pound sterling, as the Euro and the British pound sterling appreciated 14% and 10%, respectively, relative to the U.S. dollar from December 31, 2016 to December 31, 2017.
Interest rates
At December 31, 2017, our principal amount of debt outstanding included $400.0 million of Senior Notes which bear interest at a fixed rate of 6.25%, and $108.4 million of borrowings outstanding under our 2017 Credit Facility which are subject to a variable interest rate as determined by the credit agreement. Borrowings on our 2017 credit facility are exposed to interest rate risk associated with changes in market interest rates.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Forum Energy Technologies, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Forum Energy Technologies, Inc. and its subsidiaries as of December 31, 2017 and 2016, and the related consolidated statements of comprehensive income (loss), of changes in stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2017, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2017 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO because a material weakness in internal control over financial reporting related to the development of fair value measurements utilized in the application of the acquisition method of accounting for business combinations and for the purpose of testing goodwill for impairment, specifically the development and application of inputs, assumptions, and calculations used in fair value measurements associated with business combinations and goodwill impairment testing, existed as of that date.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness referred to above is described in Management's Report on Internal Control Over Financial Reporting appearing under Item 9A. We considered this material weakness in determining the nature, timing, and extent of audit tests applied in our audit of the 2017 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements.
Change in Accounting Principle
As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for goodwill impairment in 2017.
Basis for Opinions
The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in management's report referred to above. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.
Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
As described in Management’s Report on Internal Control Over Financial Reporting, management has excluded Global Tubing, LLC from its assessment of internal control over financial reporting as of December 31, 2017 because it was acquired by the Company in a purchase business combination during 2017. We have also excluded Global Tubing, LLC from our audit of internal control over financial reporting. Global Tubing, LLC is a wholly-owned subsidiary whose total assets and total revenues excluded from management’s assessment and our audit of internal control over financial reporting represent approximately 6% and 4%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2017.
Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP

Houston, Texas
February 27, 2018

We have served as the Company’s auditor since 2005.

Forum Energy Technologies, Inc. and subsidiaries
Consolidated statements of comprehensive income (loss)

	Year ended December 31,
(in thousands, except per share information)	2017	2016	2015
Net sales	$818,620	$587,635	$1,073,652
Cost of sales	629,832	487,900	810,975
Gross profit	188,788	99,735	262,677
Operating expenses
Selling, general and administrative expenses	253,713	227,008	264,906
Goodwill and intangible asset impairments	69,062	—	125,092
Transaction expenses	6,511	865	480
Loss on disposal of assets	2,097	2,638	746
Total operating expenses	331,383	230,511	391,224
Earnings from equity investment	1,000	1,824	14,824
Operating loss	(141,595)	(128,952)	(113,723)
Other expense (income)
Interest expense	26,808	27,410	29,945
Foreign exchange losses (gains) and other, net	7,268	(21,341)	(9,345)
Gain realized on previously held equity investment	(120,392)	—	—
Deferred loan costs written off	—	2,978	—
Total other expense (income)	(86,316)	9,047	20,600
Loss before income taxes	(55,279)	(137,999)	(134,323)
Income tax expense (benefit)	4,121	(56,051)	(14,939)
Net loss	(59,400)	(81,948)	(119,384)
Less: Income (loss) attributable to noncontrolling interest	—	30	(31)
Net loss attributable to common stockholders	(59,400)	(81,978)	(119,353)

Weighted average shares outstanding
Basic	98,689	91,226	89,908
Diluted	98,689	91,226	89,908
Loss per share
Basic	$(0.60)	$(0.90)	$(1.33)
Diluted	$(0.60)	$(0.90)	$(1.33)

Other comprehensive income (loss), net of tax:
Net loss	(59,400)	(81,948)	(119,384)
Change in foreign currency translation, net of tax of $0	36,163	(45,722)	(45,270)
Gain (loss) on pension liability	107	(335)	46
Comprehensive income (loss)	(23,130)	(128,005)	(164,608)
Less: comprehensive loss (income) attributable to noncontrolling interests	—	(162)	168
Comprehensive income (loss) attributable to common stockholders	$(23,130)	$(128,167)	$(164,440)
The accompanying notes are an integral part of these consolidated financial statements.

Forum Energy Technologies, Inc. and subsidiaries
Consolidated balance sheets

(in thousands, except share information)	December 31, 2017	December 31, 2016
Assets
Current assets
Cash and cash equivalents	$115,216	$234,422
Accounts receivable—trade, net	202,914	105,268
Inventories, net	443,177	338,583
Income tax receivable	1,872	32,801
Prepaid expenses and other current assets	17,618	29,443
Costs and estimated profits in excess of billings	9,584	9,199
Total current assets	790,381	749,716
Property and equipment, net of accumulated depreciation	197,281	152,212
Deferred financing costs, net	2,900	1,112
Intangibles, net	443,064	216,418
Goodwill	755,245	652,743
Investment in unconsolidated subsidiary	—	59,140
Deferred income taxes, net	3,344	851
Other long-term assets	3,013	3,000
Total assets	$2,195,228	$1,835,192
Liabilities and equity
Current liabilities
Current portion of long-term debt	$1,156	$124
Accounts payable—trade	137,684	73,775
Accrued liabilities	66,765	55,604
Deferred revenue	8,819	8,338
Billings in excess of costs and profits recognized	1,881	4,004
Total current liabilities	216,305	141,845
Long-term debt, net of current portion	506,750	396,747
Deferred income taxes, net	31,232	26,185
Other long-term liabilities	31,925	34,654
Total liabilities	786,212	599,431
Commitments and contingencies
Equity
Common stock, $0.01 par value, 296,000,000 shares authorized, 116,343,656 and 103,682,128 shares issued	1,163	1,037
Additional paid-in capital	1,195,339	998,169
Treasury stock at cost, 8,190,362 and 8,174,963 shares	(134,293)	(133,941)
Retained earnings	438,774	498,174
Accumulated other comprehensive loss	(91,967)	(128,237)
Total stockholders’ equity	1,409,016	1,235,202
Noncontrolling interest in subsidiary	—	559
Total equity	1,409,016	1,235,761
Total liabilities and equity	$2,195,228	$1,835,192
The accompanying notes are an integral part of these consolidated financial statements.

Forum Energy Technologies, Inc. and subsidiaries
Consolidated statements of cash flows

	Year ended December 31,
(in thousands, except share information)	2017	2016	2015
Cash flows from operating activities
Net loss	$(59,400)	$(81,948)	$(119,384)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation expense	34,401	35,636	38,388
Amortization of intangible assets	30,728	26,124	27,295
Goodwill and intangible assets impairment	69,062	—	125,092
Inventory write down	14,620	25,537	51,917
Share-based compensation expense	20,310	20,535	21,675
(Earnings) loss from unconsolidated subsidiary, net of distributions	2,073	(1,421)	(8,044)
Gain realized on previously held equity investment	(120,392)	—	—
Deferred income taxes	149	(24,418)	(23,246)
Deferred loan costs written off	—	2,978	—
Provision for doubtful accounts	2,903	485	4,358
Other	3,886	4,389	3,867
Changes in operating assets and liabilities
Accounts receivable—trade	(64,844)	29,450	145,753
Inventories	(66,646)	57,294	344
Income tax receivable	30,929	(32,801)	—
Prepaid expenses and other current assets	12,462	1,071	3,576
Cost and estimated profit in excess of billings	(171)	1,897	2,215
Accounts payable, deferred revenue and other accrued liabilities	52,142	3,799	(111,264)
Billings in excess of costs and estimated profits earned	(2,245)	(3,865)	(6,629)
Net cash provided by (used in) operating activities	$(40,033)	$64,742	$155,913
Cash flows from investing activities
Acquisition of businesses, net of cash acquired	(162,189)	(4,072)	(60,836)
Investment in unconsolidated subsidiary	(1,041)	—	—
Capital expenditures for property and equipment	(26,709)	(16,828)	(32,291)
Proceeds from sale of business, property and equipment	1,971	9,763	1,821
Net cash used in investing activities	$(187,968)	$(11,137)	$(91,306)
Cash flows from financing activities
Borrowings under credit facility	107,431	—	94,984
Repayment of debt	—	—	(120,077)
Repurchases of stock	(4,742)	(623)	(6,438)
Excess tax benefits from stock based compensation	—	—	(8)
Proceeds from stock issuance	1,491	87,676	5,275
Payment of capital lease obligation	(1,187)	(92)	(673)
Deferred financing costs	(2,430)	(766)	—
Net cash provided by (used in) financing activities	$100,563	$86,195	$(26,937)
Effect of exchange rate changes on cash	8,232	(14,627)	(5,000)
Net increase (decrease) in cash and cash equivalents	(119,206)	125,173	32,670
Cash and cash equivalents
Beginning of period	234,422	109,249	76,579
End of period	$115,216	$234,422	$109,249
Supplemental cash flow disclosures
Cash paid for interest	25,986	26,331	27,870
Cash paid (refunded) for income taxes	(29,094)	(6,273)	19,919
Noncash investing and financing activities
Acquisition via issuance of stock	177,972	—	—
Accrued purchases of property and equipment	1,398	797	929
Accrued consideration for acquisition	—	—	1,070
The accompanying notes are an integral part of these consolidated financial statements.

Forum Energy Technologies, Inc. and subsidiaries
Consolidated statements of changes in stockholders’ equity

	Common Stock		Additional paid in capital	Treasury Shares		Retained earnings	Accumulated other comprehensive income / (loss)	Total common Stockholders’ equity	Non controlling Interest	Total Equity
	Shares	Amount		Shares	Amount
							(in thousands of dollars, except share information)
Balance at December 31, 2014	97,865,278	$979	$864,313	(8,108,983)	$(132,480)	$699,505	$(36,961)	$1,395,356	$565	$1,395,921
Restricted stock issuance, net of forfeitures	157,577	1	(875)	—	—	—	—	(874)	—	(874)
Stock based compensation expense	—	—	21,675	—	—	—	—	21,675	—	21,675
Exercised stock options	419,363	4	3,618	—	—	—	—	3,622	—	3,622
Issuance of performance shares	17,282	—	(22)	—	—	—	—	(22)	—	(22)
Shares issued in employee stock purchase plan	146,402	2	2,547	—	—	—	—	2,549	—	2,549
Treasury stock	—	—	—	(36,819)	(838)	—	—	(838)	—	(838)
Excess tax benefits	—	—	(8)	—	—	—	—	(8)	—	(8)
Change in pension liability	—	—	—	—	—	—	46	46	—	46
Currency translation adjustment	—	—	—	—	—	—	(45,133)	(45,133)	(137)	(45,270)
Net Loss	—	—	—	—	—	(119,353)	—	(119,353)	(31)	(119,384)
Balance at December 31, 2015	98,605,902	$986	$891,248	(8,145,802)	$(133,318)	$580,152	$(82,048)	$1,257,020	$397	$1,257,417
Restricted stock issuance, net of forfeitures	670,769	6	(1,051)	—	—	—	—	(1,045)	—	(1,045)
Stock based compensation expense	—	—	20,535	—	—	—	—	20,535	—	20,535
Exercised stock options	151,335	2	1,710	—	—	—	—	1,712	—	1,712
Issuance of performance shares	42,443	1	(48)	—	—	—	—	(47)	—	(47)
Shares issued in employee stock purchase plan	186,679	2	1,976	—	—	—	—	1,978	—	1,978
Equity offering	4,025,000	40	85,038	—	—	—	—	85,078		85,078
Treasury stock	—	—	—	(29,161)	(623)	—	—	(623)	—	(623)
Excess tax benefits	—	—	(1,239)	—	—	—	—	(1,239)	—	(1,239)
Change in pension liability	—	—	—	—	—	—	(335)	(335)	—	(335)
Currency translation adjustment	—	—	—	—	—	—	(45,854)	(45,854)	132	(45,722)
Net Loss	—	—	—	—	—	(81,978)	—	(81,978)	30	(81,948)
Balance at December 31, 2016	103,682,128	$1,037	$998,169	(8,174,963)	$(133,941)	$498,174	$(128,237)	$1,235,202	$559	$1,235,761
Restricted stock issuance, net of forfeitures	429,321	3	(3,152)	—	—	—	—	(3,149)	—	(3,149)
Stock based compensation expense	—	—	20,310	—	—	—	—	20,310	—	20,310
Exercised stock options	161,233	2	1,489	—	—	—	—	1,491	—	1,491
Issuance of performance shares	250,643	3	(1,244)	—	—	—	—	(1,241)	—	(1,241)
Shares issued in employee stock purchase plan	135,882	1	1,912	—	—	—	—	1,913	—	1,913
Shares issued for acquisition	11,684,449	117	177,855	—	—	—	—	177,972	—	177,972
Sale of non-controlling interest	—	—	—	—	—	—	—	—	(559)	(559)
Treasury stock	—	—	—	(15,399)	(352)	—	—	(352)	—	(352)
Change in pension liability	—	—	—	—	—	—	107	107	—	107
Currency translation adjustment	—	—	—	—	—	—	36,163	36,163	—	36,163
Net Loss	—	—	—	—	—	(59,400)	—	(59,400)	—	(59,400)
Balance at December 31, 2017	116,343,656	$1,163	$1,195,339	(8,190,362)	$(134,293)	$438,774	$(91,967)	$1,409,016	$—	$1,409,016
The accompanying notes are an integral part of these consolidated financial statements.

Forum Energy Technologies, Inc. and subsidiaries
Notes to consolidated financial statements

1. Nature of Operations
Forum Energy Technologies, Inc. (the “Company”), a Delaware corporation, is a global oilfield products company, serving the drilling, subsea, completion, production and infrastructure sectors of the oil and natural gas industry. The Company designs, manufactures and distributes products, and engages in aftermarket services, parts supply and related services that complement the Company’s product offering.
2. Summary of Significant Accounting Policies
Basis of presentation
The accompanying consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).
Principles of consolidation
The consolidated financial statements include the accounts of the Company and its wholly and majority owned subsidiaries after elimination of intercompany balances and transactions. Noncontrolling interest principally represents ownership by others of the equity in our consolidated majority owned South African subsidiary. In the first quarter of 2017, we sold our South African subsidiary.
The Company’s investments in operating entities where the Company has the ability to exert significant influence, but does not control operating and financial policies, are accounted for using the equity method of accounting with the Company’s share of the net income reported in “Earnings from equity investment” in the consolidated statements of comprehensive income (loss) and the investments reported in “Investment in unconsolidated subsidiary” in the consolidated balance sheets. The Company reports its share of equity earnings within operating income as the operations of investees are similar in nature to the operations of the Company.
Prior to acquiring the remaining membership interest of Global Tubing, LLC (“Global Tubing”) on October 2, 2017, the Company’s investment was accounted for using the equity method of accounting. Refer to Note 4 Acquisitions for further discussion on the acquisition of the remaining shares of Global Tubing, LLC.
On January 3, 2018, the Company contributed Forum Subsea Rentals (“FSR”) into Ashtead Technology, a competing business, in exchange for a 40% interest in the combined business. After the merger, our interest in the combined business will be accounted for using the equity method of accounting. Refer to Note 19 Subsequent Event for further discussion.
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
The financial reporting of contracts depends on estimates, which are assessed continually during the term of those contracts. Recognized revenues and income are subject to revisions as the contract progresses to completion and changes in estimates are reflected in the period in which the facts that give rise to the revisions become known. Additional information that enhances and refines the estimating process that is obtained after the balance sheet date, but before issuance of the consolidated financial statements is reflected in the consolidated financial statements.
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
The change in amounts of the allowance for doubtful accounts during the three year period ended December 31, 2017 is as follows (in thousands):

Period ended	Balance at beginning of period	Charged to expense	Deductions or other	Balance at end of period
December 31, 2015	$5,646	$4,358	$(1,885)	$8,119
December 31, 2016	8,119	485	(5,273)	3,331
December 31, 2017	3,331	2,903	(439)	5,795
Inventories
Inventory consisting of finished goods and materials and supplies held for resale is carried at the lower of cost or net realizable value. For certain operations, cost, which includes the cost of raw materials and labor for finished goods, is determined using standard cost which approximates a first-in first-out basis. For other operations, this cost is determined on an average cost, first-in first-out or specific identification basis. Net realizable value means estimated selling price in the ordinary business, less reasonably predictable cost of completion, disposal, and transportation. The Company continuously evaluates inventories based on an analysis of inventory levels, historical sales experience and future sales forecasts, to determine obsolete, slow-moving and excess inventory. Adjustments to reduce such inventory to its net realizable value have been recorded by management.
Property and equipment
Property and equipment are stated at cost less accumulated depreciation. Capital leases of property and equipment are stated at the present value of minimum lease payments. Expenditures for property and equipment and for items which substantially increase the useful lives of existing assets are capitalized at cost and depreciated over their estimated useful life utilizing the straight-line method. Routine expenditures for repairs and maintenance are expensed as incurred. Depreciation is computed using the straight-line method based on the estimated useful lives of assets, generally three to thirty years. Property and equipment held under capital leases are amortized straight-line over the shorter of the lease term or estimated useful life of the asset. Gains or losses resulting from the disposition of assets are recognized in income with the related asset cost and accumulated depreciation removed from the balance sheet. Assets acquired in connection with business combinations are recorded at fair value.
Rental equipment consists of equipment leased to customers under operating leases. Rental equipment is recorded at cost and depreciated using the straight-line method over the estimated useful life of three to ten years.
The Company reviews long-lived assets for potential impairment whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable. In performing the review for impairment, future cash flows expected to result from the use of the asset and its eventual disposal are estimated. If the undiscounted future cash flows are less than the carrying amount of the assets, there is an indication that the asset may be impaired. The amount of the impairment is measured as the difference between the carrying value and the estimated fair value of the asset. The fair value is determined either through the use of an external valuation, or by means of an analysis of discounted future cash flows based on expected utilization. For the year ended December 31, 2016, the Company recorded an impairment loss of $4.3 million related to an operation in South Africa and one of the Company’s Texas facilities. For the years ended December 31, 2017 and 2015, no significant impairments were recorded.
The Company records the fair value of asset retirement obligations as a liability in the period in which the associated legal obligation is incurred. The fair value of the obligation is recorded as a liability and capitalized as part of the related asset. Over time, the liability is accreted to its future value and the capitalized cost is depreciated over the estimated

Forum Energy Technologies, Inc. and subsidiaries
Notes to consolidated financial statements (continued)

useful life of the related asset. The current portion of the liability is included in other accrued liabilities and non-current portion is included in other long-term liabilities on the consolidated balance sheets.
Goodwill and intangible assets
For goodwill and intangible assets with indefinite lives, an assessment for impairment is performed annually or when there is an indication an impairment may have occurred. The Company completes its annual impairment test for goodwill and other indefinite-lived intangibles using an assessment date of October 1. Goodwill is reviewed for impairment by comparing the carrying value of each of our reporting unit’s net assets (including allocated goodwill) to the fair value of the reporting unit. The fair value of the reporting units is determined using a discounted cash flow approach. Determining the fair value of a reporting unit requires the use of estimates and assumptions. Such estimates and assumptions include revenue growth rates, operating margins, weighted average costs of capital, a terminal growth rate, and future market conditions, among others. The Company believes that the estimates and assumptions used in impairment assessments are reasonable. The Company recognizes a goodwill impairment charge for the amount by which the carrying value of goodwill exceeds the reporting units’ fair value. Any impairment losses are reflected in operating income.
In the second quarter of 2017, there was a decline in oil prices and a developing consensus view that production from lower cost oil basins would be sufficient to meet anticipated demand for a longer period, delaying the need for production from higher cost basins. With this indication of further delays in the recovery of the offshore market, the Company performed an impairment test and determined that the carrying value of the goodwill in our Subsea reporting unit was impaired. The Company recorded an impairment charge of $68.0 million in the quarter ended June 30, 2017. Following the impairment charge, the Subsea reporting unit has no remaining goodwill balance.
At October 1, 2017, the Company performed the annual impairment test on each of its reporting units and concluded that there had been no impairment because the estimated fair value of each reporting unit exceeded its carrying value. As such, no further goodwill impairment losses were recorded in 2017. There was no indication an impairment may have occurred in the other reporting units.
No goodwill impairment losses were recorded for the year ended December 31, 2016.
For the year ended December 31, 2015, due to deterioration of market conditions for our products, the Company performed an impairment test on all reporting units. The Company identified and recorded an impairment charge of $123.2 million for its Subsea reporting unit for the year ended December 31, 2015.
Intangible assets with definite lives comprised of customer and distributor relationships, trade names, non-compete agreements, and patents and technology are amortized on a straight-line basis over the life of the intangible asset, generally three to seventeen years. These assets are tested for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. In 2017, impairment losses totaling $1.1 million were recorded on certain intangible assets within the Subsea and Downhole reporting units related to management’s decision to abandon specific product lines. No impairments to intangible assets were recorded in 2016. In 2015, $1.9 million of intangible assets were written off related to trade names no longer in use. Refer to Note 8 Goodwill and Intangible Assets for further discussion.
Recognition of provisions for contingencies
In the ordinary course of business, the Company is subject to various claims, suits and complaints. The Company, in consultation with internal and external advisors, will provide for a contingent loss in the consolidated financial statements if it is probable that a liability has been incurred as of the date of the consolidated financial statements and the amount can be reasonably estimated. If it is determined that the reasonable estimate of the loss is a range and that there is no best estimate within that range, a provision will be made for the lowest amount of the range. Legal costs are expensed as incurred.
An assessment is made of the areas where potential claims may arise under contract warranty clauses. Where a specific risk is identified, and the potential for a claim is assessed as probable and can be reasonably estimated, an appropriate warranty provision is recorded. Warranty provisions are eliminated at the end of the warranty period except where warranty claims are still outstanding. The liability for product warranty is included in other accrued liabilities on the consolidated balance sheets.

Forum Energy Technologies, Inc. and subsidiaries
Notes to consolidated financial statements (continued)

Changes in the Company’s warranty liability were as follows (in thousands):

Period ended	Balance at beginning of period	Charged to expense	Deductions or other	Balance at end of period
December 31, 2015	$5,314	$5,539	$(5,156)	$5,697
December 31, 2016	5,697	4,031	(6,504)	3,224
December 31, 2017	3,224	3,172	(2,776)	3,620
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
Revenue generated from long-term contracts, typically longer than six months in duration, is recognized using the percentage-of-completion method of accounting. The Company recognizes revenue and cost of goods sold each period based upon the advancement of the work-in-progress unless the stage of completion is insufficient to enable a reasonably certain forecast of profit to be established. In such cases, no profit is recognized during the period. The percentage-of-completion is calculated based on the ratio of costs incurred to-date to total estimated costs, taking into account the level of completion. The percentage-of-completion method requires management to calculate reasonably dependable estimates of progress toward completion of contract revenues and contract costs. Whenever revisions of estimated contract costs and contract values indicate that the contract costs will exceed estimated revenues, thus creating a loss, a provision for the total estimated loss is recorded in that period.
Accounting estimates during the course of the project may change, primarily related to our remotely operated vehicles (“ROVs”), which may take longer to manufacture. The effect of such a change, which can be upward as well as downward, is accounted for in the period of change, and the cumulative income recognized to date is adjusted to reflect the latest estimates. These revisions to estimates are accounted for on a prospective basis.
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
Concentration of credit risk
Financial instruments which potentially subject the Company to credit risk include trade accounts receivable. Trade accounts receivable consist of uncollateralized receivables from domestic and international customers. For the years ended December 31, 2017, 2016 and 2015, no one customer accounted for 10% or more of the total revenue or 10% or more of the total accounts receivable balance at the end of the respective period.
Share-based compensation
The Company measures all share-based compensation awards at fair value on the date they are granted to employees and directors, and recognizes compensation cost, net of forfeitures, over the requisite service period for awards with only a service condition, and over a graded vesting period for awards with service and performance or market conditions.
The fair value of share-based compensation awards with market conditions is measured using a Monte Carlo Simulation model and in accordance with Accounting Standards Codification (“ASC”) 718, is not adjusted based on actual achievement of the performance goals. The Black-Scholes option pricing model is used to measure the fair value of options. The following sections address the assumptions used related to the Black-Scholes option pricing model:

Forum Energy Technologies, Inc. and subsidiaries
Notes to consolidated financial statements (continued)

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
Expected volatility
Expected volatility measures the amount that a stock price has fluctuated or is expected to fluctuate during a period and is estimated based on a weighted average of the Company’s historical stock price.
Dividend yield
The Company has never declared or paid any cash dividends and does not plan to pay cash dividends in the foreseeable future. Therefore, a zero expected dividend yield was used in the valuation model.
Risk-free interest rate
The risk-free interest rate is based on U.S. Treasury zero-coupon issues with remaining terms similar to the expected life of the options.
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
On December 22, 2017, the U.S. enacted the Tax Cuts and Jobs Act (“U.S. tax reform”) which significantly changes U.S. corporate income tax laws by, among other things, reducing the U.S. corporate income tax rate to 21% starting in 2018 and creating a territorial tax system with a one-time mandatory tax on previously deferred foreign earnings of U.S. subsidiaries. As a result of the enactment of U.S. tax reform, we recognized $10.1 million of discrete tax expense in the fourth quarter of 2017. Refer to Note 10 Income Taxes for further discussion.
Accounting guidance for income taxes requires that the Company recognize the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. If a tax position meets the “more likely than not” recognition criteria, accounting guidance requires the tax position be measured at the largest amount of benefit greater than 50% likely of being realized upon ultimate settlement.
Earnings per share
Basic earnings per share for all periods presented equals net income (loss) divided by the weighted average number of shares of the Company’s common stock outstanding during the period. Diluted earnings per share is computed by dividing net income (loss) by the weighted average number of shares of the Company’s common stock outstanding during the period as adjusted for the dilutive effect of the Company’s stock options and restricted share plans. The exercise price of each option is based on the Company’s stock price at the date of grant.

Forum Energy Technologies, Inc. and subsidiaries
Notes to consolidated financial statements (continued)

The following is a reconciliation of the number of shares used for the basic and diluted earnings per share computations (shares in thousands):

	December 31,
	2017	2016	2015
Basic weighted average shares outstanding	98,689	91,226	89,908
Dilutive effect of stock options and restricted share plans	—	—	—
Diluted weighted average shares outstanding	98,689	91,226	89,908
For all periods presented, we excluded all potentially dilutive stock options and restricted shares in calculating diluted earnings per share as the effect was anti-dilutive due to the net losses incurred for these periods.
Non-U.S. local currency translation
The Company operates globally and its primary functional currency is the U.S. dollar. The majority of the Company’s non-U.S. operations have designated the local currency as the functional currency. Financial statements of these non-U.S. operations where the functional currency is not the U.S. dollar are translated into U.S. dollars using the current rate method whereby assets and liabilities are translated at the balance sheet rate and income and expenses are translated into U.S. dollars at the average exchange rates in effect during the period. The resultant translation adjustments are reported as a component of accumulated other comprehensive income (loss) within stockholders’ equity. Gains and losses resulting from balance sheet remeasurements of monetary assets and liabilities denominated in a currency other than the local entity’s functional currency are included in the consolidated statements of operations as incurred.
Noncontrolling interest
Noncontrolling interests are classified as equity in the consolidated balance sheets. Net earnings include the net earnings for both controlling and noncontrolling interests, with disclosure of both amounts in the consolidated statements of comprehensive income (loss).
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
Recent accounting pronouncements
From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (“FASB”), which are adopted by the Company as of the specified effective date.
In September 2017, the FASB issued Accounting Standard Updates (“ASU”) No. 2017-13, Revenue Recognition (Topic 605), Revenue from Contracts with Customers (Topic 606), Leases (Topic 840), and Leases (Topic 842): Amendments to SEC Paragraphs Pursuant to the Staff Announcement at the July 20, 2017 EITF Meeting and Rescission of Prior SEC Staff Announcements and Observer Comments. This ASU codifies the text of the SEC announcement, as it relates to revenue recognition and leases. The ASU also rescinds certain codified SEC announcements and comments that

Forum Energy Technologies, Inc. and subsidiaries
Notes to consolidated financial statements (continued)

are no longer applicable upon adoption of ASU No. 2014-09 and ASU No. 2016-02. The recent accounting pronouncements related to revenue and leases are discussed later in this footnote.
In May 2017, the FASB issued ASU No. 2017-09 Compensation - Stock Compensation (Topic 718) - Scope of Modification Accounting, which clarifies when to account for a change to the terms or conditions of a share based payment award as a modification. Under the new ASU, an entity should apply modification accounting unless the fair value, the vesting conditions, and the classification of the award as equity or liability of the modified award all remain the same as the original award. The ASU should be adopted prospectively for all entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. This guidance is not expected to have a material impact on the Company’s Consolidated Financial Statements.
In January 2017, the FASB issued ASU No. 2017-04 Intangibles- Goodwill and Other (Topic 350) - Simplifying the Test for Goodwill Impairment, which simplifies the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test where the implied fair value of goodwill needs to be determined and compared to the carrying amount of that goodwill to measure the impairment loss. The Company is required to adopt the amendments in this Update for its annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. The Company adopted this standard in the first quarter of 2017. During the second quarter of 2017, the Company applied this new ASU to perform the goodwill impairment analysis. Refer to Note 8 Goodwill and Intangible Assets for further discussion.
In January 2017, the FASB issued ASU No. 2017-01 Business Combination (Topic 805) - Clarifying the Definition of a Business, in an effort to clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. This guidance will be effective for annual periods beginning after December 15, 2017, including interim periods within those periods, and is not expected to have a material impact on the Company’s consolidated financial statements.
In November 2016, the FASB issued ASU No. 2016-18 Statement of Cash Flows (Topic 230) - Restricted Cash a consensus of the FASB Emerging Issues Task Force. This new guidance requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. ASU 2016-18 is effective for fiscal years beginning after December 15, 2017, and interim periods within those annual reporting periods, and should be applied using a retrospective transition method to each period presented. This guidance is not expected to have a material impact on the Company’s consolidated financial statements.
In October 2016, the FASB issued ASU No. 2016-16 Income Tax (Topic 740) - Intra-Entity Transfers of Assets Other Than Inventory. Current GAAP prohibits the recognition of current and deferred income taxes for an intra-entity asset transfer until the asset has been sold to an outside party. This new guidance eliminates this exception and requires the income tax consequences of an intra-entity transfer of an asset other than inventory be recognized when the transfer occurs. ASU 2016-16 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within those annual reporting periods, and should be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings on January 1, 2018. The ASU is not expected to have a material impact on the Company’s consolidated financial statements.
In August 2016, the FASB issued ASU No. 2016-15 Cash Flow Statement (Topic 230) - Classification of Certain Cash Receipts and Cash Payments. This new guidance addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice, including: debt prepayment or debt extinguishment costs, settlement of zero-coupon debt instruments or other debt instruments, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, proceeds from the settlement of corporate-owned life insurance policies, distributions received from equity method investees, beneficial interests in securitization transactions, and separately identifiable cash flows and application of the predominance principle. The only issue currently relevant to the Company is distributions received from equity method investees, where the new guidance allows an accounting policy election between the cumulative earnings approach and the nature of the distribution approach. The Company will continue to use the cumulative earnings approach, therefore the guidance is not expected to have a material impact on the Company’s consolidated financial statements. ASU 2016-15 is required to be applied retrospectively and is effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years.
In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting. This new guidance includes provisions intended to simplify how share-based payments are accounted for and presented

Forum Energy Technologies, Inc. and subsidiaries
Notes to consolidated financial statements (continued)

in the financial statements. The Company applied the update prospectively beginning January 1, 2017. This guidance did not have a material impact on the Company’s Consolidated Financial Statements.
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
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). The comprehensive new standard will supersede existing revenue recognition guidance and require revenue to be recognized when promised goods or services are transferred to customers in amounts that reflect the consideration to which the company expects to be entitled in exchange for those goods or services. Adoption of the new rules could affect the timing of revenue recognition for certain transactions. Entities must apply a five-step process to (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when (or as) the entity satisfies a performance obligation. ASU 2014-09 also mandates disclosure of sufficient information to enable users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The disclosure requirements include qualitative and quantitative information about contracts with customers, significant judgments, and assets recognized from the costs to obtain or fulfill a contract. The guidance permits the entity to use either a full retrospective or modified retrospective transition method. The FASB issued several subsequent updates in 2015 through 2017 containing implementation guidance related to the new standard. These standards provide additional guidance related to principal versus agent considerations, licensing, and identifying performance obligations. Additionally, these standards provide narrow-scope improvements and practical expedients as well as technical corrections and improvements.
The Company has evaluated the impact of the adoption of the revised guidance. The status of implementation is as follows:

•	The Company established an implementation team, which provided internal training and reviewed contracts subject to the new revenue standard.

•	The implementation team reviewed contracts for the areas identified during the impact assessment and identified the impacts on the Company’s financial statements and related disclosures.

•	The implementation team has established new processes and controls in anticipation of adopting the new guidance.
Overall, the new guidance is effective for the fiscal year beginning after December 15, 2017. The Company adopted this new standard on January 1, 2018 using the modified retrospective method which applies the new revenue standard only to contracts that were not completed as of the adoption date. The Company has concluded that the adoption of this ASU does not have a material impact on its consolidated financial statements.
3. Cash and Cash Equivalents

Cash and cash equivalents at December 31, 2017 are comprised of bank deposits and short-term investments with an original maturity of three months or less, such as money market funds, the fair value of which is based on quoted market prices, a Level 1 fair value measure.

Forum Energy Technologies, Inc. and subsidiaries
Notes to consolidated financial statements (continued)

4. Acquisitions
2017 Acquisitions
On January 9, 2017, the Company acquired substantially all of the assets of Cooper Valves, LLC as well as 100% of the general partnership interests of Innovative Valve Components (collectively, “Cooper”) for total aggregate consideration of $14.0 million, after settlement of working capital adjustments. The aggregate consideration includes the issuance of stock valued at $4.5 million and certain contingent cash payments. These acquisitions are included in the Production & Infrastructure segment. The acquired Cooper brands include the Accuseal® metal seated ball valves engineered to meet Class VI shut off standards for use in severe service applications, as well as a full line of Cooper Alloy® cast and forged gate, globe, and check valves. Innovative Valve Components, in partnership with Cooper Valves, commercialized critical service valves and components for the power generation, mining and oil and natural gas industries. The fair values of the assets acquired and liabilities assumed have not been presented because they are not material to the consolidated financial statements. Pro forma results of operations for this acquisition have not been presented because the effects were not material to the consolidated financial statements.
On July 3, 2017, the Company acquired Multilift Welltec, LLC and Multilift Wellbore Technology Limited (collectively, “Multilift”) for approximately $39.2 million in cash consideration. These acquisitions are included in the Completions segment. Based in Houston, Texas, Multilift manufactures the patented SandGuardTM and the CycloneTM completion tools. This acquisition increases our product offering related to artificial lift for our completions customers. We intend to utilize our distribution system to increase Multilift’s sales with additional customers and through geographic expansion. Pro forma results of operations for this acquisition have not been presented because the effects were not material to the consolidated financial statements. The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of the acquisition (in thousands):

Current assets, net of cash acquired	$3,763
Property and equipment	96
Intangible assets (primarily developed technologies and customer relationships)	17,090
Tax-deductible goodwill	16,472
Non-tax deductible goodwill	3,099
Current liabilities	(1,329)
Net assets acquired	$39,191

On October 2, 2017, we acquired all of the remaining ownership interests of Global Tubing, LLC (“Global Tubing”) from our joint venture partner and management for total consideration of approximately $290.3 million. We originally invested in Global Tubing with a joint venture partner in 2013. Prior to acquiring the remaining ownership interest in Global Tubing, we reported this investment using the equity method of accounting. The financial results for Global Tubing are reported in the Completions segment. Located in Dayton, Texas, Global Tubing provides coiled tubing, coiled line pipe and related services to customers worldwide. We believe that this strategic acquisition will further enhance our focus and strategy of expansion in the North American completions market.
The acquisition of Global Tubing contributed revenues of $35.5 million and net income of $3.8 million to our consolidated statement of comprehensive income (loss) from the time of acquisition to December 31, 2017. The following unaudited pro forma summary presents consolidated information as if the Global Tubing acquisition had occurred on January 1, 2016:

	Pro Forma Year Ended December 31,
	2017	2016
Net sales	$901,856	$659,108
Net loss attributable to common stockholders	(125,204)	(101,173)
The pro forma consolidated results of operations amounts have been calculated after applying our accounting policies, and include the following adjustments:

•
An increase in depreciation and amortization expense resulting from the fair value adjustments of property, plant and equipment and intangible assets recognized as part of the Global Tubing Acquisition;

Forum Energy Technologies, Inc. and subsidiaries
Notes to consolidated financial statements (continued)

•	Removal of earnings from equity investment;

•
In 2017, we incurred $4.5 million of acquisition-related costs in connection with this transaction. These expenses are included in transaction expenses on our consolidated statement of comprehensive income (loss) for the year ended December 31, 2017 and are reflected in pro forma earnings for the year ended December 31, 2016 in the table above;

•
An increase in stock based compensation costs as a result of the full vesting of pre-acquisition management incentive units and granting of additional restricted stock units to Global Tubing management;

•
Adjusted interest expense to remove the historical interest expense from Global Tubing’s historical debt and include interest expense from the amount borrowed on our revolving credit facility to finance the acquisition; and

•
As a result of acquiring the remaining equity interest of Global Tubing, the Company’s previously held equity interest was remeasured to fair value, resulting in a gain of approximately $120.4 million. This gain has been recognized in the consolidated statement of comprehensive income (loss) for the year ended December 31, 2017 and is excluded from the pro forma results above; and

•
Estimated tax benefits of approximately $45 million and $12 million in 2017 and 2016, respectively, to tax-effect the aforementioned pro forma adjustments using an estimated U.S. federal income tax rate of 35%.

The pro forma amounts do not include any potential synergies, cost savings or other expected benefits of the acquisition, and are presented for illustrative purposes only and are not necessarily indicative of results that would have been achieved if the acquisition had occurred as of January 1, 2016 or of future operating performance.
The following table summarizes the consideration transferred to acquire the remaining ownership interests of Global Tubing (in thousands other than stock price and shares issued):

Purchase Consideration
Forum Energy Technologies' closing stock price on October 2, 2017	$15.10
Multiplied by number of shares issued for acquisition	11,488,208
Common shares	$173,472
Cash	31,764
Repayment of Global Tubing debt at acquisition	85,084
Total Consideration paid for the acquisition	$290,320

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

Accounts Receivable	$28,044
Inventory	40,005
Other current assets	3,141
Property and equipment	51,585
Intangible assets (primarily developed technologies and customer relationships)	228,190
Tax-deductible goodwill	69,423
Non-tax deductible goodwill	64,491
Current liabilities	(16,005)
Long term liabilities	$(54)
Total net assets	$468,820
Fair value of equity method investment previously held	(178,500)
Net assets acquired	$290,320

Forum Energy Technologies, Inc. and subsidiaries
Notes to consolidated financial statements (continued)

The goodwill is attributable to the workforce of the acquired business and synergies expected to arise following the acquisition of the remaining ownership interests of Global Tubing. The goodwill associated with the previously owned equity interests is not deductible for tax purposes. All of the goodwill was assigned to the Company’s Completions segment.
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

Forum Energy Technologies, Inc. and subsidiaries
Notes to consolidated financial statements (continued)

5. Investment in Unconsolidated Subsidiary
Prior to the Company’s acquisition of the remaining membership interests in Global Tubing from its joint venture partner and management in October 2017, the Company’s investment was accounted for using the equity method of accounting and reported in the Completions segment. Refer to Note 4 Acquisitions for further details on the acquisition. As Global Tubing’s products are complementary to the Company’s well intervention and stimulation products and the investment’s business is integral to the Company’s operations, the earnings from the equity method investment were included within operating income (loss). The operating results for the year ended December 31, 2017 included the financial results of Global Tubing prior to the acquisition completed in the fourth quarter of 2017 which were reported in earnings from equity investment on the consolidated statement of comprehensive income (loss).
Condensed financial data for the equity investment in the unconsolidated subsidiary is summarized as follows:

	December 31, 2017	December 31, 2016
Current assets	$—	$48,194
Long-term assets	—	142,682
Current liabilities	—	11,918
Long-term liabilities	—	80,500

	Year ended December 31,
	2017	2016	2015
Net revenues	$83,236	$71,473	$103,532
Gross profit	54,019	16,899	45,333
Net income	2,130	3,795	30,888
The Company’s earnings from equity investment	1,000	1,824	14,824
In January 2017, the Company contributed $1.0 million to Global Tubing.
On January 3, 2018, the Company contributed Forum Subsea Rentals (“FSR”) into Ashtead Technology, a competing business, in exchange for a 40% interest in the combined business. After the merger, our interest in the combined business will be accounted for using the equity method of accounting. Refer to Note 19 Subsequent Event for further discussion.
6. Inventories
The Company’s significant components of inventory at December 31, 2017 and 2016 were as follows (in thousands):

	December 31, 2017	December 31, 2016
Raw materials and parts	$160,093	$106,329
Work in process	51,941	23,303
Finished goods	305,461	277,303
Gross inventories	517,495	406,935
Inventory reserve	(74,318)	(68,352)
Inventories	$443,177	$338,583

Forum Energy Technologies, Inc. and subsidiaries
Notes to consolidated financial statements (continued)

The change in the amounts of the inventory reserve during the three year period ended December 31, 2017 is as follows (in thousands):

Period ended	Balance at beginning of period	Charged to expense	Deductions or other	Balance at end of period
December 31, 2015	$29,456	$51,917	$(3,485)	$77,888
December 31, 2016	77,888	25,537	(35,073)	$68,352
December 31, 2017	68,352	14,620	(8,654)	$74,318
7. Property and Equipment
Property and equipment consists of the following (in thousands):

	Estimated useful lives	December 31,
		2017	2016
Land		$12,408	$10,157
Buildings and leasehold improvements	5-30	90,909	75,947
Computer equipment	3-5	42,074	42,248
Machinery & equipment	5-10	169,203	131,860
Furniture & fixtures	3-10	6,338	5,626
Vehicles	3-5	8,048	8,660
Construction in progress		14,589	4,545
		343,569	279,043
Less: accumulated depreciation		(160,787)	(143,677)
Property & equipment, net		182,782	135,366

Rental equipment	3-10	70,679	69,475
Less: accumulated depreciation		(56,180)	(52,629)
Rental equipment, net		14,499	16,846

Total property & equipment, net		$197,281	$152,212
Depreciation expense was $34.4 million, $35.6 million and $38.4 million for the years ended December 31, 2017, 2016 and 2015, respectively.
8. Goodwill and Intangible Assets
Goodwill
The changes in the carrying amount of goodwill were as follows (in thousands):

	Drilling & Subsea		Completions		Production & Infrastructure		Total
	2017	2016	2017	2016	2017	2016	2017	2016
Goodwill Balance at January 1, net	$307,806	$324,995	$327,293	$326,514	$17,644	$17,527	$652,743	$669,036
Acquisitions, net of dispositions	—	—	153,485	—	1,595	—	155,080	—
Impairment	(68,004)	—	—	—	—	—	(68,004)	—
Impact of non-U.S. local currency translation	11,652	(17,189)	3,567	779	207	117	15,426	(16,293)
Goodwill Balance at December 31, net	$251,454	$307,806	$484,345	$327,293	$19,446	$17,644	$755,245	$652,743

Forum Energy Technologies, Inc. and subsidiaries
Notes to consolidated financial statements (continued)

The Company performs its annual impairment tests of goodwill as of October 1 or when there is an indication an impairment may have occurred.
At October 1, 2017, the Company performed its annual impairment test on each of the reporting units and concluded that there had been no impairment because the estimated fair values of each of those reporting units exceeded its carrying value. Relevant events and circumstances which could have a negative impact on goodwill include: macroeconomic conditions; industry and market conditions, such as commodity prices; operating cost factors; overall financial performance; the impact of dispositions and acquisitions; and other entity-specific events. Declines in commodity prices or a sustained decrease in valuation of the Company’s common stock could indicate a reduction in the estimate of reporting unit fair value which, in turn, could lead to an impairment of reporting unit goodwill.
In the second quarter of 2017, there was a decline in oil prices and a developing consensus view that production from lower cost oil basins would be sufficient to meet anticipated demand for a longer period, delaying the need for production from higher cost basins. With this indication of further delays in the recovery of the offshore market, the Company performed an impairment test and determined that the carrying value of the goodwill in our Subsea reporting unit was impaired. The Company recorded an impairment charge of $68.0 million in the second quarter of 2017. Following the impairment charge, the Subsea reporting unit has no remaining goodwill balance. There was no indication an impairment may have occurred in the other reporting units.
There was no impairment of goodwill during the year ended December 31, 2016.
For the year ended December 31, 2015, due to deterioration of market conditions for our products, the Company performed an impairment test on all reporting units. The Company identified and recorded an impairment charge of $123.2 million for its Subsea reporting unit for the year ended December 31, 2015.
The fair values used in the impairment analysis were determined using the net present value of the expected future cash flows for each reporting unit. During the Company’s goodwill impairment analysis, the Company determines the fair value of each of its reporting units using a discounted cash flow analysis, which requires significant assumptions and estimates about the future operations of each reporting unit. The assumptions about future cash flows and growth rates are based on our current budget, strategic plans and management’s beliefs about future activity levels. The discount rate we used for future periods could change substantially if the cost of debt or equity were to significantly increase or decrease, or if we were to choose different comparable companies in determining the appropriate discount rate for our reporting units. Forecasted cash flows in future periods were estimated using a terminal value calculation, which considered long-term earnings growth rates. Accumulated impairment losses on goodwill were $236.8 million, $168.8 million and $168.8 million as of December 31, 2017, 2016, and 2015, respectively.
Intangible assets
At December 31, 2017 and 2016, intangible assets consisted of the following, respectively (in thousands):

	December 31, 2017
	Gross carrying amount	Accumulated amortization	Net intangibles	Amortization period (in years)
Customer relationships	$428,544	$(138,566)	$289,978	4-15
Patents and technology	110,910	(16,733)	94,177	5-17
Non-compete agreements	6,625	(6,041)	584	3-6
Trade names	64,359	(22,090)	42,269	10-15
Distributor relationships	22,160	(16,338)	5,822	8-15
Trademark	10,319	(85)	10,234	15 - Indefinite
Intangible Assets Total	$642,917	$(199,853)	$443,064

Forum Energy Technologies, Inc. and subsidiaries
Notes to consolidated financial statements (continued)

	December 31, 2016
	Gross carrying amount	Accumulated amortization	Net intangibles	Amortization period (in years)
Customer relationships	$270,586	$(115,381)	$155,205	4-15
Patents and technology	33,936	(12,225)	21,711	5-17
Non-compete agreements	6,230	(5,594)	636	3-6
Trade names	44,494	(17,944)	26,550	10-15
Distributor relationships	22,160	(15,074)	7,086	8-15
Trademark	5,230	—	5,230	Indefinite
Intangible Assets Total	$382,636	$(166,218)	$216,418
Intangible assets with definite lives are tested for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. In 2017, impairment losses totaling $1.1 million were recorded on certain intangible assets within the Subsea and Downhole reporting units related to management’s decision to abandon specific product lines. No indicators of intangible asset impairment occurred during 2016. In 2015, an impairment loss of $1.9 million was recorded related to trade names that were no longer in use within the Drilling & Subsea segment. Impairment charges are included in “Goodwill and intangible asset impairments” in the consolidated statement of comprehensive income (loss).
Amortization expense was $30.7 million, $26.1 million and $27.3 million for the years ended December 31, 2017, 2016 and 2015, respectively. The total weighted average amortization period is 14 years and the estimated future amortization expense for the next five years is as follows (in thousands):

Year ending December 31,
2018	$44,163
2019	43,976
2020	41,809
2021	41,244
2022	37,127
9. Debt
Notes payable and lines of credit as of December 31, 2017 and 2016 consisted of the following (in thousands):

	December 31, 2017	December 31, 2016
6.25% Senior notes due October 2021	$400,000	$400,000
Unamortized debt premium	1,583	1,989
Debt issuance cost	(4,222)	(5,324)
Senior secured revolving credit facility	108,446	—
Other debt	2,099	206
Total debt	507,906	396,871
Less: current maturities	(1,156)	(124)
Long-term debt	$506,750	$396,747
Senior Notes Due 2021
In October 2013, we issued $300.0 million of 6.25% senior unsecured notes due 2021 at par, and in November 2013, we issued an additional $100.0 million aggregate principal amount of the notes at a price of 103.25% of par, plus accrued interest from October 2, 2013 (the “Senior Notes”). The Senior Notes bear interest at a rate of 6.25% per annum, payable on April 1 and October 1 of each year, and mature on October 1, 2021. Net proceeds from the issuance of approximately $394.0 million, after deducting initial purchasers’ discounts and offering expenses and excluding

Forum Energy Technologies, Inc. and subsidiaries
Notes to consolidated financial statements (continued)

accrued interest paid by the purchasers, were used for the repayment of the then-outstanding term loan balance and a portion of the revolving credit facility balance.
The terms of the Senior Notes are governed by the indenture, dated October 2, 2013 (the “Indenture”), by and among us, the guarantors named therein and Wells Fargo Bank, National Association, as trustee (the “Trustee”). The Senior Notes are senior unsecured obligations, and are guaranteed on a senior unsecured basis by our subsidiaries that guarantee the credit facility and rank junior to, among other indebtedness, the credit facility to the extent of the value of the collateral securing the credit facility. The Senior Notes contain customary covenants including some limitations and restrictions on our ability to pay dividends on, purchase or redeem our common stock or purchase or redeem our subordinated debt; make certain investments; incur or guarantee additional indebtedness or issue certain types of equity securities; create certain liens, sell assets, including equity interests in our restricted subsidiaries; redeem or prepay subordinated debt; restrict dividends or other payments of our restricted subsidiaries; consolidate, merge or transfer all or substantially all of our assets; engage in transactions with affiliates; and create unrestricted subsidiaries. Many of these restrictions will terminate if the Senior Notes become rated investment grade. The Indenture also contains customary events of default, including nonpayment, breach of covenants in the Indenture, payment defaults or acceleration of other indebtedness, failure to pay certain judgments and certain events of bankruptcy and insolvency. We are required to offer to repurchase the Senior Notes in connection with specified change in control events or with excess proceeds of asset sales not applied for permitted purposes.
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
Credit Facility
On October 30, 2017, we amended and restated our existing credit facility with Wells Fargo Bank, National Association, as administrative agent (in such capacity, “Wells Fargo”), and several financial institutions as lenders (such amended and restated credit facility, the “2017 Credit Facility”) to, among other things, increase revolving credit commitments from $140.0 million to $300.0 million (with a sublimit of up to $25.0 million available for the issuance of letters of credit for the account of the Company and certain of our domestic subsidiaries) (the “U.S. Line”), of which up to $30.0 million million is available to certain of our Canadian subsidiaries for loans in U.S. or Canadian dollars (with a sublimit of up to $3.0 million available for the issuance of letters of credit for the account of our Canadian subsidiaries) (the “Canadian Line”). Lender commitments under the 2017 Credit Facility, subject to certain limitations, may be increased by an additional $100.0 million. The 2017 Credit Facility matures in July 2021, but if our outstanding Notes due October 2021 are refinanced or replaced with indebtedness maturing in or after February 2023, the final maturity of the 2017 Credit Facility will automatically extend to October 2022.
Availability under the 2017 Credit Facility is subject to a borrowing base calculated by reference to eligible accounts receivable in the U.S., Canada and certain other jurisdictions (subject to a cap) and eligible inventory in the U.S. and Canada. Our borrowing capacity under the 2017 Credit Facility could be reduced or eliminated, depending on future receivables and fluctuations in our inventory. As of December 31, 2017, our total borrowing base was $299.4 million, of which $108.4 million was drawn and $7.0 million was used for security of outstanding letters of,resulting in remaining availability of $184.0 million.
Borrowings under the U.S. Line bear interest at a rate equal to, at our option, either (a) the LIBOR rate or (b) a base rate determined by reference to the highest of (i) the rate of interest per annum determined from time to time by Wells Fargo as its prime rate in effect at its principal office in San Francisco, (ii) the federal funds rate plus 0.50% per annum and (iii) the one-month adjusted LIBOR plus 1.00% per annum, in each case plus an applicable margin. Borrowings under the Canadian Line bear interest at a rate equal to, at Forum Canada’s option, either (a) the CDOR rate or (b) a base rate determined by reference to the highest of (i) the prime rate for Canadian dollar commercial loans made in Canada as reported from time to time by Thomson Reuters and (ii) the CDOR rate plus 1.00%, in each case plus an applicable margin. The applicable margin for LIBOR and CDOR loans will initially range from 1.75% to 2.25%, depending upon average excess availability under the 2017 Credit Facility. After the first quarter ending on or after March 31, 2018 in which our total leverage ratio is less than or equal to 4.00:1.00, the applicable margin for LIBOR and CDOR

Forum Energy Technologies, Inc. and subsidiaries
Notes to consolidated financial statements (continued)

loans will range from 1.50% to 2.00%, depending upon average excess availability under the 2017 Credit Facility. The weighted average interest rate under the 2017 Credit Facility was approximately 3.56% in the fourth quarter 2017.
The 2017 Credit Facility also provides for a commitment fee in the amount of (a) 0.375% per annum on the unused portion of commitments if average usage of the 2017 Credit Facility is greater than 50% and (b) 0.50% per annum on the unused portion of commitments if average usage of the 2017 Credit Facility is less than or equal to 50%. After the first quarter ending on or after March 31, 2018 in which our total leverage ratio is less than or equal to 4.00:1.00, the commitment fees will range from 0.25% to 0.375%, depending upon average usage of the 2017 Credit Facility.
If excess availability under the 2017 Credit Facility falls below the greater of 10.0% of the borrowing base and $20.0 million, we will be required to maintain a fixed charge coverage ratio of at least 1.00:1.00 as of the end of each fiscal quarter until excess availability under the 2017 Credit Facility exceeds such thresholds for at least 60 consecutive days.
Other debt
Other debt consists primarily of various capital leases of equipment.
Deferred loan costs
The Company has incurred loan costs that have been capitalized and are amortized to interest expense over the term of the Senior Notes and the Amended Credit Facility. As a result, approximately $1.7 million, $1.9 million and $2.6 million were amortized to interest expense for the years ended December 31, 2017, 2016 and 2015, respectively. On February 25, 2016 and December 12, 2016, the Company amended its credit facility which reduced lender commitments from $600.0 million to $140.0 million. In connection with these amendments, the Company wrote off $3.0 million of deferred financing costs related to the credit facility in 2016. In October 2017, the Company further amended and restated its existing credit facility which increased lender commitments to $300.0 million and recorded an additional $2.4 million to deferred financing costs.
Future principal payments under long-term debt for each of the years ending December 31 are as follows (in thousands):

2018	$1,156
2019	943
2020	—
2021	508,446
2022	—
Thereafter	—
Total future payment	$510,545
Add: Unamortized debt premium	1,583
Less: Debt issuance cost	(4,222)
Total debt	$507,906
10. Income Taxes
The components of the Company’s income before income taxes for the years ended December 31, 2017, 2016 and 2015 are as follows (in thousands):

	2017	2016	2015
U.S.	$(3,015)	$(155,058)	$(114,862)
Non-U.S.	(52,264)	17,059	(19,461)
Loss before income taxes	$(55,279)	$(137,999)	$(134,323)

Forum Energy Technologies, Inc. and subsidiaries
Notes to consolidated financial statements (continued)

The Company’s provision (benefit) for income taxes from continuing operations for the years ended December 31, 2017, 2016 and 2015 are as follows (in thousands):

	2017	2016	2015
Current
U.S. Federal and state	$(1,426)	$(38,589)	$43
Non-U.S.	5,398	6,956	8,264
Total current	3,972	(31,633)	8,307
Deferred
U.S. Federal and state	6,415	(18,290)	(19,071)
Non-U.S.	(6,266)	(6,128)	(4,175)
Total deferred	149	(24,418)	(23,246)
Provision for income tax expense (benefit)	$4,121	$(56,051)	$(14,939)
The reconciliation between the actual provision for income taxes from continuing operations and that computed by applying the U.S. statutory rate to income before income taxes and noncontrolling interests are outlined below (in thousands):

	2017		2016		2015
Income tax expense at the statutory rate	$(19,348)	(35.0)%	$(48,300)	(35.0)%	$(47,013)	(35.0)%
State taxes, net of federal tax benefit	(294)	(0.5)%	(1,425)	(1.0)%	(1,157)	(0.9)%
Non-U.S. operations	6,337	11.5%	(5,791)	(4.2)%	6,300	4.7%
Domestic incentives	(254)	(0.5)%	(170)	(0.1)%	(250)	(0.2)%
Prior year federal, non-U.S. and state tax	(1,283)	(2.3)%	(777)	(0.6)%	(518)	(0.4)%
Nondeductible expenses	644	1.2%	345	0.3%	279	0.2%
Goodwill impairment	14,731	26.6%	—	—%	27,210	20.3%
Global Tubing acquisition	(9,160)	(16.6)%	—	—%	—	—%
U.S. tax reform	10,138	18.3%	—	—%	—	—%
U.K. valuation allowance	4,523	8.2%	—	—%	—	—%
Other	(1,913)	(3.4)%	67	—%	210	0.2%
Provision for income tax expense (benefit)	$4,121	7.5%	$(56,051)	(40.6)%	$(14,939)	(11.1)%
Our effective tax rate was 7.5%, (40.6)%, and (11.1)% for the years ended December 31, 2017, 2016 and 2015, respectively. For the year ended December 31, 2017, we recognized the following significant items impacting our effective tax rate:

–	$10.1 million of tax expense associated with U.S. tax reform, as described below,

–	$14.7 million of tax expense associated with the impairment of non-tax deductible goodwill for our Subsea reporting unit,

–	$9.2 million reduction in tax expense associated with the gain on acquisition of the remaining 52% interest of Global Tubing,

–	a charge of $4.5 million for a valuation allowance against our net operating loss carry-forward for our U.K. operations, and

–	losses in our non-U.S. operations in which the corresponding tax benefit is applied at lower statutory rates in certain jurisdictions
On December 22, 2017, the U.S. enacted the Tax Cuts and Jobs Act of 2017 (“U.S. Tax Reform”), a comprehensive U.S. tax reform package that, effective January 1, 2018, among other things, lowered the corporate income tax rate from 35% to 21% and moved the country towards a territorial tax system with a one-time mandatory tax on previously deferred earnings of non-U.S. subsidiaries. Under the accounting rules, companies are required to recognize the effects of changes in tax laws and tax rates on deferred tax assets and liabilities in the period in which the new legislation is enacted. The effects of U.S. Tax Reform on us include two major categories: (i) recognition of liabilities for taxes on mandatory deemed repatriation and (ii) re-measurement of deferred taxes. As described further below, we recorded

Forum Energy Technologies, Inc. and subsidiaries
Notes to consolidated financial statements (continued)

a total charge of $10.1 million in the year ended December 31, 2017 related to U.S. Tax Reform. As we do not have all the necessary information to analyze all income tax effects of the new rules, this is a provisional amount which we believe represents a reasonable estimate of the accounting implications of U.S. Tax Reform. The ultimate impact of U.S. Tax Reform is subject to adjustment as further guidance is provided by the U.S. Internal Revenue Service regarding the application of the new U.S. corporate income tax laws. We expect to complete our detailed analysis no later than the fourth quarter of 2018. Below is a brief description of the two categories of effects from U.S. tax reform and their impact on us:
(1) Liability for taxes due on mandatory deemed repatriation - under the Act, a company’s non-U.S. earnings accumulated under the legacy tax laws are deemed to be repatriated into the U.S. We recorded a provisional estimate of federal and state tax related to deemed repatriation in the amount of approximately $27.7 million. While there is no cash tax component in this amount as a result of using current year losses to offset the deemed repatriation tax, should we ultimately incur a cash tax obligation, such amount will be payable over eight years. We continue to analyze the potential tax liabilities attributable to any additional repatriation. We will record the tax effects of any change in the period that we complete our analysis.
(2) Re-measurement of deferred taxes - under the Act, the U.S. corporate income tax rate was reduced from 35% to 21%. Accordingly, we re-measured our net U.S. deferred tax liabilities as of December 31, 2017 to a 21% rate, resulting in a tax benefit of $17.6 million.
The primary components of deferred taxes include (in thousands):

	2017	2016
Deferred tax assets
Reserves and accruals	$5,932	$6,603
Inventory	20,836	24,677
Stock awards	6,235	10,984
Net operating loss and other tax credit carryforwards	31,164	30,317
Other	1,419	982
Gross deferred tax assets	65,586	73,563
Valuation allowance	(4,523)	—
Total deferred tax assets	61,063	73,563
Deferred tax liabilities
Property and equipment	(12,172)	(13,593)
Goodwill and intangible assets	(76,454)	(73,074)
Investment in unconsolidated subsidiary	—	(10,000)
Unremitted non-U.S. earnings	—	(740)
Prepaid expenses and other	(325)	(1,490)
Total deferred tax liabilities	(88,951)	(98,897)
Net deferred tax liabilities	$(27,888)	$(25,334)
At December 31, 2017, the Company had $72.3 million of U.S. net operating loss carryforwards and $5.1 million of state net operating losses. The losses will expire no later than 2036 if they are not utilized prior to that date. The Company also had $66.9 million of non-U.S. net operating loss carryforwards with indefinite expiration dates. The Company anticipates being able to fully utilize the losses prior to their expiration in all jurisdictions except the U.K. See discussion below regarding the valuation allowance for the U.K. Where the Company has unrecognized tax benefits in jurisdictions with existing net operating losses, the Company utilizes the unrecognized tax benefits as a source of income to offset such losses.
At December 31, 2017, the Company had $5.0 million of foreign tax credit carryforwards which will generally expire no later than 2026. The Company anticipates being able to fully utilize the foreign tax credits prior to their expiration.
Goodwill from certain acquisitions is tax deductible due to the acquisition structure as an asset purchase or due to tax elections made by the Company and the respective sellers at the time of acquisition.

Forum Energy Technologies, Inc. and subsidiaries
Notes to consolidated financial statements (continued)

The Company has evaluated the use of deferred tax assets in each jurisdiction to offset future taxable income, including the reversal of taxable temporary differences, and believes that it is more likely than not that deferred tax assets at December 31, 2017 and 2016 will be utilized for all jurisdictions except the U.K. Consequently, a valuation allowance of $4.5 million has been recorded related to the U.K. deferred tax asset. No other valuation allowances have been recorded in the financial statements.
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
The Company files income tax returns in the U.S. as well as in various states and non-U.S. jurisdictions. With few exceptions, the Company is no longer subject to income tax examination by tax authorities in these jurisdictions prior to 2011.
The Company accounts for uncertain tax positions in accordance with guidance in FASB ASC 740, which prescribes the minimum recognition threshold a tax position taken or expected to be taken in a tax return is required to meet before being recognized in the financial statements. A reconciliation of the beginning and ending amount of uncertain tax positions is as follows (in thousands):

Balance at January 1, 2017	$14,220
Additional based on tax positions related to current year	1,490
Lapse of statute of limitations	(942)
Balance at December 31, 2017	14,768
The total amount of unrecognized tax benefits at December 31, 2017 was $14.8 million, of which it is reasonably possible that $3.1 million could be settled during the next twelve-month period as a result of the conclusion of various tax audits or due to the expiration of the applicable statute of limitations. Substantially all of the unrecognized tax benefits at December 31, 2017 would impact the Company’s future effective income tax rate, if recognized.
The Company recognizes interest and penalties related to uncertain tax positions within the provision for income taxes in the consolidated statement of income. As of December 31, 2017 and 2016, we had accrued approximately $0.6 million and $0.5 million in interest and penalties, respectively. During the years ended December 31, 2017 and 2016, we recognized no material change in the interest and penalties related to uncertain tax positions.
11. Fair Value Measurements
At December 31, 2017, the Company had $108.4 million of debt outstanding under the 2017 Credit Facility which incurs interest at a variable interest rate and therefore, the carrying amount approximates fair value. The fair value of the debt is classified as a Level 2 measurement because interest rates charged are similar to other financial instruments with similar terms and maturities.
The fair value of the Company’s Senior Notes is estimated using Level 2 inputs in the fair value hierarchy and is based on quoted prices for those or similar instruments. At December 31, 2017, the fair value and the carrying value of the Company’s unsecured Senior Notes approximated $402.0 million and $400.0 million, respectively. At December 31, 2016, the fair value and the carrying value of the Company’s Senior Notes each approximated $402.0 million.
There were no other outstanding financial instruments as of December 31, 2017 and 2016 that required measuring the amounts at fair value on a recurring basis. The Company did not change its valuation techniques associated with recurring fair value measurements from prior periods and there were no transfers between levels of the fair value hierarchy during the year ended December 31, 2017.
12. Commitments and Contingencies
Litigation
In the ordinary course of business, the Company is, and in the future, could be involved in various pending or threatened legal actions, some of which may or may not be covered by insurance. Management has reviewed such pending judicial and legal proceedings, the reasonably anticipated costs and expenses in connection with such proceedings, and the availability and limits of insurance coverage, and has established reserves that are believed to

Forum Energy Technologies, Inc. and subsidiaries
Notes to consolidated financial statements (continued)

be appropriate in light of those outcomes that are believed to be probable and can be estimated. The reserves accrued at December 31, 2017 and 2016 are immaterial. In the opinion of management, the Company’s ultimate liability, if any, with respect to these actions is not expected to have a material adverse effect on the Company’s financial position, results of operations or cash flows.
Asbestos litigation
One of our subsidiaries has been named as one of many defendants in a number of product liability claims for alleged exposure to asbestos. These lawsuits are typically filed on behalf of plaintiffs who allege exposure to asbestos, against numerous defendants, often 40 or more, who may have manufactured or distributed products containing asbestos. The injuries alleged by plaintiffs in these cases range from mesothelioma and other cancers to asbestosis. The earliest claims against our subsidiary were filed in New Jersey in 1998, and our subsidiary currently has active cases in Missouri, New Jersey, New York, and Illinois. These complaints do not typically include requests for a specific amount of damages. The trademark for the product line with asbestos exposure was acquired in 1985. Our subsidiary has been successful in obtaining dismissals in many lawsuits where the exposure is alleged to have occurred prior to our acquisition of the trademark. The law in some states does not find purchasers of product lines to have tort liability for incidents occurring prior to the acquisition date unless they assumed the responsibility or in certain other circumstances. The law in certain other states on so called “successor liability” may be different or ambiguous in this regard. Most claimants alleging illnesses due to asbestos sue on the basis of exposure prior to 1985, as by that date the hazards of asbestos exposure were well known and asbestos had begun to fall into disuse in industrial settings. To date, asbestos claims have not had a material adverse effect on our business, financial condition, results of operations, or cash flow, as our annual out-of-pocket costs over the last five years has been less than $200,000. There were fewer than 50 new cases filed against our subsidiary in each of last two years, and a significant number of existing cases were dismissed, settled or otherwise disposed over the last year. We currently have fewer than 150 lawsuits pending against this subsidiary. Our subsidiary has over $17 million in face amount of insurance per occurrence and over $23 million of aggregate primary insurance coverage; a portion of the coverage has been eroded by payments made by insurers. In addition, our subsidiary has over $950 million in face amount of excess coverage applicable to the claims. There can be no guarantee that all of this can be collected due to policy terms and conditions and insurer insolvencies in the past or in the future. In January 2011, we entered into an agreement with seven of our primary insurers under which they have agreed to pay 80% of the costs of handling and settling each asbestos claim against the affected subsidiary. After an initial period, and under certain circumstances, our subsidiary and the subscribing insurers may withdraw from this agreement.
Portland Harbor Superfund litigation
In May 2009, one of the Company’s subsidiaries (which is presently a dormant company with nominal assets except for rights under insurance policies) was named along with many defendants in a suit filed by the Port of Portland, Oregon seeking reimbursement of costs related to a five-year study of contaminated sediments at the port. In March 2010, the subsidiary also received a notice letter from the Environmental Protection Agency indicating that it had been identified as a potentially responsible party with respect to environmental contamination in the “study area” for the Portland Harbor Superfund Site. Under a 1997 indemnity agreement, the subsidiary is indemnified by a third party with respect to losses relating to environmental contamination. As required under the indemnity agreement, the subsidiary provided notice of these claims, and the indemnitor has assumed responsibility and is providing a defense of the claims. Although the Company believes that it is unlikely that the subsidiary contributed to the contamination at the Portland Harbor Superfund Site, the potential liability of the subsidiary and the ability of the indemnitor to fulfill its indemnity obligations cannot be quantified at this time.

Forum Energy Technologies, Inc. and subsidiaries
Notes to consolidated financial statements (continued)

Operating leases
The Company has operating leases for warehouse, office space, manufacturing facilities and equipment. The leases generally require the Company to pay certain expenses including taxes, insurance, maintenance, and utilities. The minimum future lease commitments under noncancelable leases in effect at December 31, 2017 are as follows:

2018	$17,421
2019	15,060
2020	12,512
2021	10,369
2022	9,552
Thereafter	6,517
$71,431
Total rent expense was $19.3 million, $18.6 million and $20.9 million under operating leases for the years ended December 31, 2017, 2016 and 2015, respectively.
Letters of credit and guarantees
The Company executes letters of credit in the normal course of business to secure the delivery of product from specific vendors and also to guarantee the Company fulfilling certain performance obligations relating to certain large contracts. At December 31, 2017, the Company had $7.9 million in letters of credit outstanding.

Forum Energy Technologies, Inc. and subsidiaries
Notes to consolidated financial statements (continued)

13. Stockholders’ Equity and Employee Benefit Plans
Shares issued for Acquisition
On January 9, 2017, the Company issued 196,249 shares of common stock to acquire 100% of the general partnership interests of Innovative Valve Components. On October 2, 2017, the Company issued 11.5 million shares of common stock to acquire the remaining membership interests in Global Tubing. Refer to Note 4 Acquisitions for further details on these acquisitions.
Equity offering
In December 2016, the Company offered and sold 4.0 million shares of the Company’s common stock and raised $85.1 million in cash (net of expenses) pursuant to a public equity offering.
Employee benefit plans
The Company sponsors a 401(k) savings plan for U.S. employees and related savings plans for certain non-U.S. employees. These plans benefit eligible employees by allowing them the opportunity to make contributions up to certain limits. The Company contributes by matching a percentage of each employee’s contributions. In 2015 and 2016, for certain plans, the Company temporarily suspended the matching of contributions. Subsequent to the closing of all acquisitions, employees of those acquired entities will generally be eligible to participate in the Company’s 401(k) savings plan. The Company also has the discretion to provide a profit sharing contribution to each participant depending on the Company’s performance for the applicable year. The expense under the Company’s plan was $5.4 million, $1.4 million, and $2.2 million for the years ended December 31, 2017, 2016 and 2015, respectively.
The Company has an Employee Stock Purchase Plan, which allows eligible employees to purchase shares of the Company’s common stock at six-month intervals through periodic payroll deductions at a price per share equal to 85% of the lower of the fair market value at the beginning and ending of the six-month intervals.
Stock repurchases
In October 2014, the board of directors approved a program for the repurchase of outstanding shares of the Company’s common stock with an aggregate purchase price of up to $150.0 million. The Company has purchased approximately 4.5 million shares (primarily in 2014) under this program for aggregate consideration of approximately $100.2 million.
14. Stock Based Compensation
FET share-based compensation plan
In August 2010, the Company created the 2010 Stock Incentive Plan (the “2010 Plan”) to allow for employees, directors and consultants of the Company and its subsidiaries to maintain stock ownership in the Company through the award of stock options, restricted stock, restricted stock units or any combination thereof. Under the terms of the 2010 Plan, a total of 18.5 million shares were authorized for awards.
In May 2016, the Company created a new 2016 Stock Incentive Plan (the “ 2016 Plan”). Under the terms of the 2016 Plan, the aggregate number of shares that may be issued may not exceed the number of shares reserved but not issued under the 2010 Plan as of May 17, 2016, the effective date of the 2016 plan, a total of 5.7 million shares. No further awards shall be made under the 2010 Plan after such date, and outstanding awards granted under the 2010 Plan shall continue to be outstanding. Approximately 4.0 million shares remained available under the 2016 Plan for future grants as of December 31, 2017.
The total amount of share-based compensation expense recorded was approximately $20.3 million, $20.5 million and $21.7 million for the years ended December 31, 2017, 2016 and 2015, respectively. As of December 31, 2017, the Company expects to record share-based compensation expense of approximately $37.0 million over the remaining term of the restricted stock and options of approximately two years. Future grants will result in additional compensation expense.

Forum Energy Technologies, Inc. and subsidiaries
Notes to consolidated financial statements (continued)

Stock options
The exercise price of each option is based on the fair market value of the Company’s stock at the date of grant. Options generally have a ten-year life and vest annually in equal increments over three or four years. The Company’s policy for issuing stock upon a stock option exercise is to issue new shares. Compensation expense is recognized on a straight line basis over the vesting period. The following tables provide additional information related to the options:

2017 Activity	Number of shares (in thousands)	Weighted average exercise price	Remaining weighted average contractual life in years	Intrinsic value (in millions)
Beginning balance	5,871	$12.42	5.3	$59.1
Granted	279	$20.10
Exercised	(161)	$9.24
Forfeited/expired	(172)	$18.50
Total outstanding	5,817	$12.66	4.6	$28.3
Options exercisable	4,607	$12.10	3.7	$24.6
The assumptions used in the Black-Scholes pricing model to estimate the fair value of the options granted in 2017, 2016 and 2015 are as follows:

	2017	2016	2015
Weighted average fair value	$8.95	$3.85	$6.36
Assumptions
Expected life (in years)	6.25	6.25	6.30
Volatility	43%	40%	33%
Dividend yield	—%	—%	—%
Risk free interest rate	2.11%	1.40%	1.81%
The intrinsic value of the options exercised was $1.6 million in 2017, $1.3 million in 2016 and $3.9 million 2015. The intrinsic value is the amount by which the fair value of the underlying share exceeds the exercise price of an option.
Restricted stock
Restricted stock generally vests over a three or four year period from the date of grant. Further information about the restricted stock follows:

Restricted Stock (Shares in thousands)
2017 Activity
Nonvested at beginning of year	418
Granted	53
Vested	(177)
Forfeited	(2)
Nonvested at the end of year	292
The weighted average grant date fair value of the restricted stock was $19.00, $10.28 and $18.87 per share during the years ended December 31, 2017, 2016, and 2015, respectively. The total fair value of shares vested was $2.3 million during 2017, $3.9 million during 2016 and $5.1 million during 2015.

Forum Energy Technologies, Inc. and subsidiaries
Notes to consolidated financial statements (continued)

Restricted stock units
Restricted stock units generally vest over a three or four year period from the date of grant. Further information about the restricted stock units follows:

Restricted stock units (Shares in thousands)
2017 Activity
Nonvested at beginning of year	1,765
Granted	1,274
Vested	(599)
Forfeited	(214)
Nonvested at the end of year	2,226
The weighted average grant date fair value of the restricted stock units was $17.97, $9.74 and $18.06 per share during the years ended December 31, 2017, 2016, and 2015, respectively. The total fair value of units vested was $10.0 million, $8.4 million, and $6.7 million during 2017, 2016, and 2015 .
Performance share awards
During 2017, the Company granted 124,213 performance share awards with service-vesting and market-vesting conditions. These awards may settle between zero and two shares of the Company’s common stock for each performance share unit awarded. The number of shares issued pursuant to the performance share awards will be determined based on the total shareholder return of the Company’s common stock as compared to a group of peer companies, measured annually over a one-year, two-year, and three-year performance period.
15. Related Party Transactions
The Company has sold and purchased inventory, services and fixed assets to and from various affiliates of certain directors. The dollar amounts related to these related party activities are not significant to the Company’s consolidated financial statements.
16. Business Segments
The Company reports its results of operations in the following three reportable segments: Drilling & Subsea, Completions and Production & Infrastructure.
The Drilling & Subsea segment designs, manufactures and supplies products and provides related services to the drilling, energy and subsea construction and services markets, and other markets such as alternative energy, defense and communications. The Completions segment designs, manufactures and supplies products and provides related services to the well construction, completion, stimulation and intervention markets. The Production & Infrastructure segment designs, manufactures and supplies products, and provides related equipment and services for production and infrastructure markets.
In order to better align with the predominant customer base of the segment, the Company has moved management and financial reporting of our AMC branded fully rotational torque machine operations from the Drilling & Subsea segment to the Completions segment. Prior period financial information has been revised to conform with current period presentation with no impact to total segment operating results.
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

Forum Energy Technologies, Inc. and subsidiaries
Notes to consolidated financial statements (continued)

The amounts indicated below as “Corporate” relate to costs and assets not allocated to the reportable segments. Summary financial data by segment follows (in thousands):

	Year ended December 31,
	2017	2016	2015
Net sales:
Drilling & Subsea	$234,742	$224,447	$469,778
Completions	260,191	131,786	285,177
Production & Infrastructure	327,287	233,754	320,442
Intersegment eliminations	(3,600)	(2,352)	(1,745)
Total net sales	$818,620	$587,635	$1,073,652

Operating income (loss):
Drilling & Subsea	$(31,563)	$(53,055)	$2,721
Completions	(6,746)	(45,609)	15,293
Production & Infrastructure	7,811	655	22,658
Corporate	(33,427)	(27,440)	(28,077)
Total segment operating income (loss)	(63,925)	(125,449)	12,595
Goodwill and intangible asset impairment	69,062	—	125,092
Transaction expenses	6,511	865	480
Loss on disposal of assets	2,097	2,638	746
Operating Loss	$(141,595)	$(128,952)	$(113,723)

Depreciation and amortization
Drilling & Subsea	$25,582	$28,827	$32,248
Completions	30,512	25,549	25,417
Production & Infrastructure	8,608	6,738	7,377
Corporate	427	646	641
Total depreciation and amortization	$65,129	$61,760	$65,683

Capital expenditures
Drilling & Subsea	$5,424	$7,774	$13,788
Completions	6,458	2,557	8,416
Production & Infrastructure	6,855	1,953	3,102
Corporate	7,972	4,544	6,985
Total capital expenditures	$26,709	$16,828	$32,291
A summary of consolidated assets by reportable segment is as follows (in thousands):

	As of December 31,
Assets	2017	2016	2015
Drilling & Subsea	$645,254	$766,234	$867,801
Completions	1,202,379	696,208	773,268
Production & Infrastructure	251,685	175,940	187,741
Corporate	95,910	196,810	57,232
Total assets	$2,195,228	$1,835,192	$1,886,042
Corporate assets primarily include deferred tax assets and deferred loan costs.

Forum Energy Technologies, Inc. and subsidiaries
Notes to consolidated financial statements (continued)

Net sales by shipping destination and long-lived assets by country were as follows (in thousands):

	Year ended December 31,
	2017		2016		2015
Net sales:	$	%	$	%	$	%
United States	$621,445	76.0%	$361,941	61.7%	$646,928	60.3%
Europe & Africa	61,134	7.5%	77,847	13.2%	188,414	17.5%
Asia-Pacific	28,694	3.5%	51,880	8.8%	69,923	6.5%
Middle East	25,634	3.1%	25,975	4.4%	59,680	5.6%
Canada	60,898	7.4%	42,520	7.2%	57,837	5.4%
Latin America	20,815	2.5%	27,472	4.7%	50,870	4.7%
Total net sales	$818,620	100.0%	$587,635	100.0%	$1,073,652	100.0%

	As of December 31,
Long-lived assets:	2017	2016	2015
United States	$1,087,381	$809,545	$869,388
Europe & Africa	213,008	184,768	202,852
Canada	88,280	79,403	83,688
Asia-Pacific	7,984	7,855	8,192
Middle East	7,362	3,175	3,189
Latin America	832	730	921
Total long-lived assets	$1,404,847	$1,085,476	$1,168,230
Net sales by product lines were as follows (in thousands):

	Year ended December 31,
	2017		2016		2015
Net sales:	$	%	$	%	$	%
Drilling Technologies	$169,045	20.6%	$136,033	23.1%	$280,688	26.1%
Subsea Technologies	65,697	8.0%	88,414	15.0%	189,090	17.6%
Downhole Technologies	76,010	9.3%	59,545	10.1%	124,473	11.6%
Stimulation and Intervention	148,665	18.2%	72,241	12.3%	160,704	15.0%
Coiled Tubing	35,516	4.3%	—	—%	—	—%
Production Equipment	124,323	15.2%	77,166	13.1%	145,927	13.6%
Valve Solutions	202,964	24.8%	156,588	26.6%	174,515	16.3%
Eliminations	(3,600)	(0.4)%	(2,352)	(0.2)%	(1,745)	(0.2)%
Total net sales	$818,620	100.0%	$587,635	100.0%	$1,073,652	100.0%

Forum Energy Technologies, Inc. and subsidiaries
Notes to consolidated financial statements (continued)

17. Condensed Consolidating Financial Statements
The Senior Notes are guaranteed by our domestic subsidiaries which are 100% owned, directly or indirectly, by the Company. The guarantees are full and unconditional, joint and several and on an unsecured basis.

Condensed consolidating statements of operations and comprehensive income (loss)

	December 31, 2017
	FET (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
			(in thousands)
Net sales	$—	$703,409	$182,417	$(67,206)	$818,620
Cost of sales	—	550,931	145,743	(66,842)	629,832
Gross profit	—	152,478	36,674	(364)	188,788
Operating expenses
Selling, general and administrative expenses	—	205,672	48,041	—	253,713
Goodwill and intangible assets impairment	—	33,301	35,761	—	69,062
Transaction expenses	—	6,521	(10)	—	6,511
Loss on sale of assets	—	1,981	116	—	2,097
Total operating expenses	—	247,475	83,908	—	331,383
Earnings (loss) from equity investment	—	1,000	—	—	1,000
Equity earnings from affiliate, net of tax	(41,253)	(53,682)	—	94,935	—
Operating income (loss)	(41,253)	(147,679)	(47,234)	94,571	(141,595)
Other expense (income)
Interest expense	27,919	(569)	(542)	—	26,808
Foreign exchange (gains) losses and other, net	—	(118)	7,386	—	7,268
Gain realized on previously held equity investment	—	(120,392)	—	—	(120,392)
Deferred loan costs written off	—	—	—	—	—
Total other expense (income)	27,919	(121,079)	6,844	—	(86,316)
Income (loss) before income taxes	(69,172)	(26,600)	(54,078)	94,571	(55,279)
Provision for income tax expense (benefit)	(9,772)	14,653	(760)	—	4,121
Net income (loss)	(59,400)	(41,253)	(53,318)	94,571	(59,400)
Less: Loss attributable to noncontrolling interest	—	—	—	—	—
Net income (loss) attributable to common stockholders	(59,400)	(41,253)	(53,318)	94,571	(59,400)

Other comprehensive income (loss), net of tax:
Net income (loss)	(59,400)	(41,253)	(53,318)	94,571	(59,400)
Change in foreign currency translation, net of tax of $0	36,163	36,163	36,163	(72,326)	36,163
Change in pension liability	107	107	107	(214)	107
Comprehensive income (loss)	(23,130)	(4,983)	(17,048)	22,031	(23,130)
Less: comprehensive (income) loss attributable to noncontrolling interests	—	—	—	—	—
Comprehensive income (loss) attributable to common stockholders	$(23,130)	$(4,983)	$(17,048)	$22,031	$(23,130)

Forum Energy Technologies, Inc. and subsidiaries
Notes to consolidated financial statements (continued)

Condensed consolidating statements of operations and comprehensive income (loss)

	December 31, 2016
	FET (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
			(in thousands)
Net sales	$—	$436,785	$198,684	$(47,834)	$587,635
Cost of sales	—	375,509	161,190	(48,799)	487,900
Gross profit	—	61,276	37,494	965	99,735
Operating expenses
Selling, general and administrative expenses	—	187,974	39,034	—	227,008
Transaction expenses	—	825	40	—	865
Loss on sale of assets	—	2,616	22	—	2,638
Total operating expenses	—	191,415	39,096	—	230,511
Earnings from equity investment	—	1,824	—	—	1,824
Equity earnings from affiliate, net of tax	(62,180)	14,663	—	47,517	—
Operating income (loss)	(62,180)	(113,652)	(1,602)	48,482	(128,952)
Other expense (income)
Interest expense	27,480	(110)	40	—	27,410
Foreign exchange gains and other, net	—	(5,264)	(16,077)	—	(21,341)
Deferred loan costs written off	2,978	—	—	—	2,978
Total other expense (income)	30,458	(5,374)	(16,037)	—	9,047
Income (loss) before income taxes	(92,638)	(108,278)	14,435	48,482	(137,999)
Provision (benefit) for income tax expense	(10,660)	(46,098)	707	—	(56,051)
Net income (loss)	(81,978)	(62,180)	13,728	48,482	(81,948)
Less: Loss attributable to noncontrolling interest	—	—	30	—	30
Net income (loss) attributable to common stockholders	(81,978)	(62,180)	13,698	48,482	(81,978)

Other comprehensive income (loss), net of tax:
Net income (loss)	(81,978)	(62,180)	13,728	48,482	(81,948)
Change in foreign currency translation, net of tax of $0	(45,722)	(45,722)	(45,722)	91,444	(45,722)
Change in pension liability	(335)	(335)	(335)	670	(335)
Comprehensive loss	(128,035)	(108,237)	(32,329)	140,596	(128,005)
Less: comprehensive income attributable to noncontrolling interests	—	—	(162)	—	(162)
Comprehensive loss attributable to common stockholders	$(128,035)	$(108,237)	$(32,491)	$140,596	$(128,167)

Forum Energy Technologies, Inc. and subsidiaries
Notes to consolidated financial statements (continued)

Condensed consolidating statements of operations and comprehensive income

	December 31, 2015
	FET (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
			(in thousands)
Net sales	$—	$810,890	$369,186	$(106,424)	$1,073,652
Cost of sales	—	646,076	269,900	(105,001)	810,975
Gross profit	—	164,814	99,286	(1,423)	262,677
Operating expenses
Selling, general and administrative expenses	—	201,904	63,002	—	264,906
Goodwill and intangible assets impairment	—	57,392	67,700	—	125,092
Transaction expenses	—	480	—	—	480
(Gain) loss on sale of assets	—	943	(197)	—	746
Total operating expenses	—	260,719	130,505	—	391,224
Earnings from equity investment	—	14,824	—	—	14,824
Equity earnings from affiliate, net of tax	(99,908)	(28,419)	—	128,327	—
Operating loss	(99,908)	(109,500)	(31,219)	126,904	(113,723)
Other expense (income)
Interest expense	29,914	10	21	—	29,945
Foreign exchange gains and other, net	—	(479)	(8,866)	—	(9,345)
Total other expense (income)	29,914	(469)	(8,845)	—	20,600
Loss before income taxes	(129,822)	(109,031)	(22,374)	126,904	(134,323)
Provision (benefit) for income taxes	(10,469)	(9,123)	4,653	—	(14,939)
Net loss	(119,353)	(99,908)	(27,027)	126,904	(119,384)
Less: Income attributable to noncontrolling interest	—	—	(31)	—	(31)
Net loss attributable to common stockholders	(119,353)	(99,908)	(26,996)	126,904	(119,353)

Other comprehensive income, net of tax:
Net loss	(119,353)	(99,908)	(27,027)	126,904	(119,384)
Change in foreign currency translation, net of tax of $0	(45,270)	(45,270)	(45,270)	90,540	(45,270)
Change in pension liability	46	46	46	(92)	46
Comprehensive loss	(164,577)	(145,132)	(72,251)	217,352	(164,608)
Less: comprehensive loss attributable to noncontrolling interests	—	—	168	—	168
Comprehensive loss attributable to common stockholders	$(164,577)	$(145,132)	$(72,083)	$217,352	$(164,440)

Forum Energy Technologies, Inc. and subsidiaries
Notes to consolidated financial statements (continued)

Condensed consolidating balance sheets

	December 31, 2017
	FET (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
			(in thousands)
Assets
Current assets
Cash and cash equivalents	$—	$73,981	$41,235	$—	$115,216
Accounts receivable—trade, net	—	168,162	34,752	—	202,914
Inventories, net	—	374,527	77,454	(8,804)	443,177
Income tax receivable	—	1,872	—	—	1,872
Cost and profits in excess of billings	—	9,584	—	—	9,584
Prepaid expenses and other current assets	—	10,807	6,811	—	17,618
Total current assets	—	638,933	160,252	(8,804)	790,381
Property and equipment, net of accumulated depreciation	—	167,407	29,874	—	197,281
Deferred financing costs, net	2,900	—	—	—	2,900
Deferred income taxes, net	—	—	3,344	—	3,344
Intangibles, net	—	390,752	52,312	—	443,064
Goodwill	—	599,677	155,568	—	755,245
Investment in unconsolidated subsidiary	—	—	—	—	—
Investment in affiliates	1,250,593	418,799	—	(1,669,392)	—
Long-term loan and advances to affiliates	667,968	—	90,524	(758,492)	—
Other long-term assets	—	2,086	927	—	3,013
Total assets	$1,921,461	$2,217,654	$492,801	$(2,436,688)	$2,195,228
Liabilities and equity
Current liabilities
Current portion of long-term debt	$—	$1,048	$108	$—	$1,156
Accounts payable—trade	—	117,158	20,526	—	137,684
Accrued liabilities	6,638	46,962	13,165	—	66,765
Deferred revenue	—	4,455	4,364	—	8,819
Billings in excess of costs and profits recognized	—	1,394	487	—	1,881
Total current liabilities	6,638	171,017	38,650	—	216,305
Long-term debt, net of current portion	505,807	908	35	—	506,750
Long-term loans and payables to affiliates	—	758,492	—	(758,492)	—
Deferred income taxes, net	—	22,737	8,495	—	31,232
Other long-term liabilities	—	13,907	18,018	—	31,925
Total liabilities	512,445	967,061	65,198	(758,492)	786,212

Total stockholders’ equity	1,409,016	1,250,593	427,603	(1,678,196)	1,409,016
Noncontrolling interest in subsidiary	—	—	—	—	—
Total equity	1,409,016	1,250,593	427,603	(1,678,196)	1,409,016
Total liabilities and equity	$1,921,461	$2,217,654	$492,801	$(2,436,688)	$2,195,228

Forum Energy Technologies, Inc. and subsidiaries
Notes to consolidated financial statements (continued)

Condensed consolidating balance sheets

	December 31, 2016
	FET (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
			(in thousands)
Assets
Current assets
Cash and cash equivalents	$65	$143,275	$91,082	$—	$234,422
Accounts receivable—trade, net	—	77,229	28,039	—	105,268
Inventories, net	—	269,036	77,987	(8,440)	338,583
Income tax receivable	—	32,801	—	—	32,801
Cost and profits in excess of billings	—	4,477	4,722	—	9,199
Prepaid expenses and other current assets	—	21,013	8,430	—	29,443
Total current assets	65	547,831	210,260	(8,440)	749,716
Property and equipment, net of accumulated depreciation	—	127,094	25,118	—	152,212
Deferred financing costs, net	1,112	—	—	—	1,112
Deferred income taxes, net	—	—	851	—	851
Intangibles, net	—	166,437	49,981	—	216,418
Goodwill	—	481,374	171,369	—	652,743
Investment in unconsolidated subsidiary	—	59,140	—	—	59,140
Investment in affiliates	1,080,337	460,166	—	(1,540,503)	—
Long-term advances to affiliates	557,061	—	71,057	(628,118)	—
Other long-term assets	—	2,322	678	—	3,000
Total assets	$1,638,575	$1,844,364	$529,314	$(2,177,061)	$1,835,192
Liabilities and equity
Current liabilities
Current portion of long-term debt	$—	$23	$101	$—	$124
Accounts payable—trade	—	59,261	14,514	—	73,775
Accrued liabilities	6,708	40,630	8,266	—	55,604
Deferred revenue	—	1,206	7,132	—	8,338
Billings in excess of cost and profit recognized	—	1,799	2,205	—	$4,004
Total current liabilities	6,708	102,919	32,218	—	141,845
Long-term debt, net of current portion	396,665	—	82	—	396,747
Long-term payables to affiliates	—	628,118	—	(628,118)	—
Deferred income taxes, net	$—	$17,650	$8,535	$—	26,185
Other long-term liabilities	—	15,340	19,314	—	34,654
Total liabilities	403,373	764,027	60,149	(628,118)	599,431

Total stockholders’ equity	1,235,202	1,080,337	468,606	(1,548,943)	1,235,202
Noncontrolling interest in subsidiary	—	—	559	—	559
Total equity	1,235,202	1,080,337	469,165	(1,548,943)	1,235,761
Total liabilities and equity	$1,638,575	$1,844,364	$529,314	$(2,177,061)	$1,835,192

Forum Energy Technologies, Inc. and subsidiaries
Notes to consolidated financial statements (continued)

Condensed consolidating statements of cash flows

	Year ended December 31, 2017
	FET (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
			(in thousands)
Cash flows from operating activities	$(15,718)	$483	$3,702	$(28,500)	$(40,033)
Cash flows from investing activities
Acquisition of businesses, net of cash acquired	—	(157,297)	(4,892)	—	(162,189)
Capital expenditures for property and equipment	—	(20,499)	(6,210)	—	(26,709)
Long-term loans and advances to affiliates	(86,097)	22,072	—	64,025	—
Other	—	997	(67)	—	930
Net cash used in investing activities	(86,097)	(154,727)	(11,169)	64,025	(187,968)
Cash flows from financing activities
Borrowings under credit facility	107,431	—	—	—	107,431
Repayment of long-term debt	—	—	—	—	—
Long-term loans and advances to affiliates	—	86,097	(22,072)	(64,025)	—
Dividend paid to affiliates	—	—	(28,500)	28,500	—
Repurchases of stock	(4,742)	—	—	—	(4,742)
Proceeds from stock issuance	1,491	—	—	—	1,491
Other	(2,430)	(1,147)	(40)	—	(3,617)
Net cash provided by (used in) financing activities	101,750	84,950	(50,612)	(35,525)	100,563
Effect of exchange rate changes on cash	—	—	8,232	—	8,232
Net decrease in cash and cash equivalents	(65)	(69,294)	(49,847)	—	(119,206)
Cash and cash equivalents
Beginning of period	65	143,275	91,082	—	234,422
End of period	$—	$73,981	$41,235	$—	$115,216

Forum Energy Technologies, Inc. and subsidiaries
Notes to consolidated financial statements (continued)

Condensed consolidating statements of cash flows

	Year ended December 31, 2016
	FET (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
			(in thousands)
Cash flows from operating activities	$(16,882)	$31,055	$73,772	$(23,203)	$64,742
Cash flows from investing activities
Acquisition of businesses, net of cash acquired	—	(4,072)	—	—	(4,072)
Capital expenditures for property and equipment	—	(12,033)	(4,795)	—	(16,828)
Long-term loans and advances to affiliates	(69,340)	12,912	—	56,428	—
Other	—	9,442	321	—	9,763
Net cash provided by (used in) investing activities	(69,340)	6,249	(4,474)	56,428	(11,137)
Cash flows from financing activities
Long-term loans and advances to affiliates	—	69,340	(12,912)	(56,428)	—
Dividend paid to affiliates	—	—	(23,203)	23,203	—
Repurchases of stock	(623)	—	—	—	(623)
Proceeds from stock issuance	87,676	—	—	—	87,676
Other	(766)	(253)	161	—	(858)
Net cash provided by (used in) financing activities	86,287	69,087	(35,954)	(33,225)	86,195
Effect of exchange rate changes on cash	—	—	(14,627)	—	(14,627)
Net increase in cash and cash equivalents	65	106,391	18,717	—	125,173
Cash and cash equivalents
Beginning of period	—	36,884	72,365	—	109,249
End of period	$65	$143,275	$91,082	$—	$234,422

Forum Energy Technologies, Inc. and subsidiaries
Notes to consolidated financial statements (continued)

Condensed consolidating statements of cash flows

	Year ended December 31, 2015
	FET (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
			(in thousands)
Cash flows from operating activities	$(17,306)	$112,629	$60,590	$—	$155,913
Cash flows from investing activities
Acquisition of businesses, net of cash acquired	—	(60,836)	—	—	(60,836)
Capital expenditures for property and equipment	—	(23,035)	(9,256)	—	(32,291)
Long-term loans and advances to affiliates	38,019	41,755	—	(79,774)	—
Other	—	1,057	764	—	1,821
Net cash provided by (used in) investing activities	38,019	(41,059)	(8,492)	(79,774)	(91,306)
Cash flows from financing activities
Borrowings under credit facility	94,984	—	—	—	94,984
Repayment of long-term debt	(120,077)	—	—	—	(120,077)
Long-term loans and advances to affiliates	—	(38,019)	(41,755)	79,774	—
Repurchase of stock	(6,438)	—	—	—	(6,438)
Proceeds from stock issuance	5,275	—	—	—	5,275
Other	(8)	(673)	—	—	(681)
Net cash provided by (used in) financing activities	(26,264)	(38,692)	(41,755)	79,774	(26,937)
Effect of exchange rate changes on cash	—	—	(5,000)	—	(5,000)
Net increase (decrease) in cash and cash equivalents	(5,551)	32,878	5,343	—	32,670
Cash and cash equivalents
Beginning of period	5,551	4,006	67,022	—	76,579
End of period	$—	$36,884	$72,365	$—	$109,249

Forum Energy Technologies, Inc. and subsidiaries
Notes to consolidated financial statements (continued)

18. Quarterly Results of Operations (Unaudited)
The following tables summarize the Company’s results by quarter for the years ended December 31, 2017 and 2016. The quarterly results may not be comparable primarily due to acquisitions in 2017, 2016 and 2015. Refer to Note 4 Acquisitions for further information.

	2017
(in thousands, except per share information)	Q1	Q2	Q3	Q4
Net sales	$171,096	$201,115	$198,709	$247,700
Cost of sales	132,117	151,860	151,150	194,705
Gross profit	38,979	49,255	47,559	52,995
Total operating expenses (1)	61,056	131,779	64,839	73,709
Earnings from equity investment	1,462	2,568	3,361	(6,391)
Operating loss	(20,615)	(79,956)	(13,919)	(27,105)
Total other expense (2)	8,126	8,987	8,726	(112,155)
Income (loss) before income taxes	(28,741)	(88,943)	(22,645)	85,050
Provision for income tax expense (benefit)	(12,973)	(11,070)	(7,817)	35,981
Net income (loss)	(15,768)	(77,873)	(14,828)	49,069
Less: loss attributable to noncontrolling interest	—	—	—	—
Net income (loss) attributable to common stockholders	$(15,768)	$(77,873)	$(14,828)	$49,069

Weighted average shares outstanding
Basic	95,860	96,170	96,275	105,947
Diluted	95,860	96,170	96,275	108,581
Earnings (loss) per share
Basic	$(0.16)	$(0.81)	$(0.15)	$0.46
Diluted	$(0.16)	$(0.81)	$(0.15)	$0.45
(1) Total Operating expenses in Q2 included $68.0 million goodwill impairment for Subsea reporting unit.
(2) Total Other expenses in Q4 included $120.4 million gain realized on previously held equity investment

Forum Energy Technologies, Inc. and subsidiaries
Notes to consolidated financial statements (continued)

	2016
(in thousands, except per share information)	Q1	Q2	Q3	Q4
Net sales	$159,441	$142,723	$138,268	$147,203
Cost of sales	124,884	137,442	108,984	116,590
Gross profit	34,557	5,281	29,284	30,613
Total operating expenses	60,147	58,375	55,920	56,069
Earnings from equity investment	577	216	414	617
Operating loss	(25,013)	(52,878)	(26,222)	(24,839)
Total other expense	8,341	(3,229)	3,594	341
Loss before income taxes	(33,354)	(49,649)	(29,816)	(25,180)
Income tax benefit	(10,406)	(21,147)	(11,821)	(12,677)
Net loss	(22,948)	(28,502)	(17,995)	(12,503)
Less: Income (loss) attributable to noncontrolling interest	(5)	35	(6)	6
Net loss attributable to common stockholders	$(22,943)	$(28,537)	$(17,989)	$(12,509)

Weighted average shares outstanding
Basic	90,477	90,707	90,860	91,923
Diluted	90,477	90,707	90,860	91,923
Loss per share
Basic	$(0.25)	$(0.31)	$(0.20)	$(0.14)
Diluted	$(0.25)	$(0.31)	$(0.20)	$(0.14)

19. Subsequent Event
On January 3, 2018, we contributed our Forum Subsea Rentals business into Ashtead Technology, a competing business, in exchange for a 40% interest in the combined business.  The transaction creates a market leading independent provider of subsea survey and remotely operated vehicle equipment rental services. After the merger, our interest in the combined business will be presented as an equity method investment. Pro forma results of operations for this merger have not been presented because the effects were not material to the consolidated financial statements.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) of the Exchange Act). The Company’s disclosure controls and procedures have been designed to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Our management, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b) as of December 31, 2017. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2017 because of a material weakness in our internal control over financial reporting as discussed below.
Notwithstanding this material weakness, our Chief Executive Officer and Chief Financial Officer have concluded that the Consolidated Financial Statements included in this Annual Report on Form 10-K present fairly, in all material respects, the financial position of the Company at December 31, 2017 and December 31, 2016 and the consolidated results of operations and cash flows for each of the three fiscal years in the period ended December 31, 2017 in conformity with U.S. generally accepted accounting principles.
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.
Our management performed an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2017, utilizing the criteria described in the “Internal Control - Integrated Framework” (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We identified the following material weakness in the operation of our internal control over financial reporting that existed as of December 31, 2017:
We did not maintain effective controls over the development of fair value measurements utilized in the application of the acquisition method of accounting for business combinations, and for purposes of testing goodwill for impairment. Specifically, our review procedures over the development and application of inputs, assumptions, and calculations used in fair value measurements associated with business combinations and goodwill impairment testing did not operate at an appropriate level of precision commensurate with our financial reporting requirements. This control deficiency resulted in an adjustment to the gain realized upon the consolidation of Global Tubing, LLC. This adjustment was recorded prior to the issuance of the Company’s consolidated financial statements as of and for the fiscal year ended December 31, 2017. Additionally, this control deficiency could result in a misstatement of the aforementioned account balances or disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, our management has determined that this control deficiency constitutes a material weakness.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim consolidated financial statements will not be prevented or detected on a timely basis. This material weakness did not result in a restatement of any of the Company’s previously filed consolidated financial statements.
In conducting management's evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2017, we have excluded Global Tubing, LLC, because it was acquired by the Company in a purchase business combination during 2017. The total assets and total revenues of Global Tubing, LLC, a wholly-owned subsidiary, constituted approximately 6% of our total consolidated assets as of December 31, 2017 and approximately 4% of our total consolidated revenues for the year then ended.

Our independent registered public accounting firm, PricewaterhouseCoopers LLP, audited the effectiveness of our internal control over financial reporting as of December 31, 2017, as stated in their report which appears herein.
Remediation Plans
Our management, with oversight from our Audit Committee, is in the process of developing and implementing remediation plans in response to the identified material weakness described above. These plans include the implementation of additional controls and procedures to address the development of fair value measurements utilized in the application of the acquisition method of accounting for business combinations, and for purposes of testing goodwill for impairment. These new controls and procedures will be tested when we perform our annual goodwill impairment testing for the year ending December 31, 2018, or earlier should a business acquisition occur or an interim impairment assessment become necessary. Until management has tested the remediation and we conclude that the controls are operating effectively as designed, the material weakness will continue to exist.
Changes in Internal Control over Financial Reporting
There have been no changes in internal control over financial reporting during the quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Item 9B. Other information
None.
Item 10. Directors, executive officers and corporate governance
Information required by this item is incorporated herein by reference from our Proxy Statement for the 2016 Annual Meeting of Stockholders.
Code of Ethics
We have adopted a Financial Code of Ethics, which applies to our Chief Executive Officer, Chief Financial Officer (or other principal financial officer), Chief Accounting Officer (or other principal accounting officer) and other senior financial officers. We have posted a copy of the code under “Corporate Governance” in the “Investors” section of our internet website at www.f-e-t.com. Copies of the code may be obtained free of charge on our website. Any waivers of the code must be approved by our board of directors or a designated committee of our board of directors. Any change to, or waiver from, the Code of Ethics will be promptly disclosed as required by applicable U.S. federal securities laws and the corporate governance rules of the NYSE.

Item 11. Executive compensation
Information required by this item is incorporated herein by reference from our Proxy Statement for the 2018 Annual Meeting of Stockholders.

Item 12. Security ownership of certain beneficial owners and management and related stockholder matters
Information required by this item is incorporated herein by reference from our Proxy Statement for the 2018 Annual Meeting of Stockholders.

Item 13. Certain Relationships and Related Transactions, and Director Independence
Information required by this item is incorporated herein by reference from our Proxy Statement for the 2018 Annual Meeting of Stockholders.

Item 14. Principal accountant fees and services
Information required by this item is incorporated herein by reference from our Proxy Statement for the 2018 Annual Meeting of Stockholders.

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
2.1*
Combination Agreement dated July 16, 2010 by and among Forum Oilfield Technologies, Inc., Allied Production Services, Inc., Allied Merger Sub, LLC, Global Flow Technologies, Inc., Global Flow Merger Sub, LLC, Subsea Services International, Inc., Subsea Merger Sub, LLC, Triton Group Holdings LLC, Triton Merger Sub, LLC and SCF-VII, L.P. (incorporated herein by reference to Exhibit 2.1 to the Company’s Registration Statement on Form S-1 (the “Registration Statement”), filed on August 31, 2011) File No. 333-180676.

3.1*
Third Amended and Restated Certificate of Incorporation of Forum Energy Technologies, Inc. dated March 28, 2011 (incorporated herein by reference to Exhibit 3.2 to Amendment No. 5 to the Registration Statement, filed on March 29, 2012) (File No. 333-180676).

3.2*
Second Amended and Restated Bylaws of Forum Energy Technologies, Inc. dated April 17, 2012 (incorporated herein by reference to Exhibit 3.1 on the Company’s Current Report on Form 8-K, filed on April 17, 2012) (File No. 1-35504).

4.1*
Indenture, dated October 2, 2013, among Forum Energy Technologies, Inc., the guarantors named therein and Wells Fargo Bank, National Association, as Trustee (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed on October 4, 2013).

4.2*
Registration Rights Agreement by and among Forum Energy Technologies and the other parties thereto (incorporated herein by reference to Exhibit B to Exhibit 4.2 to the Registration Statement, filed on August 31, 2011) (File No. 333-180676).

4.3*	Form of Common Stock Certificate (incorporated herein by reference to Exhibit 4.1 to Amendment No. 3 to the Registration Statement, filed on December 29, 2011) (File No. 333-180676).

4.4*	Form of Note (incorporated herein by reference to Exhibit A to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed on October 4, 2013).

10.1*
Stock Purchase Agreement between Forum Energy Technologies, Inc. and Tinicum, L.P., dated as of March 28, 2012 (incorporated herein by reference to Exhibit 10.30 to Amendment No. 5 to the Registration Statement, filed on March 29, 2012) ) (File No. 333-180676).

10.2*#	Form of Restricted Stock Unit Agreement (Directors) (incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, filed on April 29, 2014).

10.3*#	Form of Restricted Stock Agreement (Directors) (incorporated herein by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q, filed on April 29, 2014).

10.4*#	Form of Restricted Stock Unit Agreement (Employees and Consultants) (incorporated herein by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q, filed April 29, 2014).

10.5*#	Form of Nonstatutory Stock Option Agreement (Employees and Consultants) (incorporated herein by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q, filed on April 29, 2014).

10.6*#	Form of Performance Share Award Agreement (Employees and Consultants) (incorporated herein by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q, filed on April 29, 2014).

10.7*#	Form of Restricted Stock Unit Agreement (Directors) (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed on May 1, 2015).

10.8*#	Form of Restricted Stock Agreement (Directors) (incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, filed on May 1, 2015).

10.9*#	Form of Restricted Stock Unit Agreement (Employees and Consultants) (incorporated herein by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q, filed May 1, 2015).

10.10*#	Form of Nonstatutory Stock Option Agreement (Employees and Consultants) (incorporated herein by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q, filed on May 1, 2015).

10.11*#	Form of Performance Share Award Agreement (Employees and Consultants) (incorporated herein by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q, filed on May 1, 2015).

10.12*#
Form of Restricted Stock Unit Agreement - Three Year Cliff Vesting (Employees and Consultants) (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed on October 30, 2015).

10.13*#
Form of Nonstatutory Stock Option Agreement - Three Year Cliff Vesting (Employees and Consultants) (incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, filed on October 30, 2015).

10.14*#
Employment Agreement dated as of August 2, 2010 between Forum Energy Technologies, Inc. and C. Christopher Gaut (incorporated herein by reference to Exhibit 10.2 to the Registration Statement, filed on August 31, 2011) ) (File No. 333-180676).

10.15*#
Employment Agreement dated as of August 2, 2010 between Forum Energy Technologies, Inc. and James W. Harris (incorporated herein by reference to Exhibit 10.6 to the Registration Statement, filed on August 31, 2011) ) (File No. 333-180676).

10.16*#
Employment Agreement dated as of October 25, 2010 between Forum Energy Technologies, Inc. and James L. McCulloch (incorporated herein by reference to Exhibit 10.7 to the Registration Statement, filed on August 31, 2011) ) (File No. 333-180676).

10.17*#
Amendment to Employment Agreement dated as of April 12, 2012 between Forum Energy Technologies, Inc. and C. Christopher Gaut (incorporated herein by reference to Exhibit 10.2 on the Company’s Current Report on Form 8-K, filed on April 17, 2012) (File No. 1-35504).

10.18*#
Amendment to Employment Agreement dated as of April 12, 2012 between Forum Energy Technologies, Inc. and James W. Harris (incorporated herein by reference to Exhibit 10.4 on the Company’s Current Report on Form 8-K, filed on April 17, 2012).

10.19*#
Amendment to Employment Agreement dated as of April 12, 2012 between Forum Energy Technologies, Inc. and James L. McCulloch (incorporated herein by reference to Exhibit 10.5 on the Company’s Current Report on Form 8-K, filed on April 17, 2012).

10.20*#
Employment Agreement dated as of January 13, 2014 between Forum Energy Technologies, Inc. and Prady Iyyanki (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on January 8, 2014).

10.21*#
Indemnification Agreement dated as of August 2, 2010 between Forum Energy Technologies and C. Christopher Gaut (incorporated herein by reference to Exhibit 10.9 to the Registration Statement, filed on August 31, 2011) (File No. 333-180676).

10.22*#
Form of Indemnification Agreement between Forum Energy Technologies, Inc. and the executive officers identified on Annex A thereto (incorporated herein by reference to Exhibit 10.10 to the Registration Statement, filed on August 31, 2011) (File No. 333-180676).

10.23*#
Form of Indemnification Agreement between Forum Energy Technologies and each of the non-SCF directors identified on Annex A thereto (incorporated herein by reference to Exhibit 10.11 to the Registration Statement, filed on August 31, 2011) (File No. 333-180676).

10.24*#
Form of Indemnification Agreement between Forum Energy Technologies and each of the SCF directors identified on Annex A thereto (incorporated herein by reference to Exhibit 10.12 to the Registration Statement, filed on August 31, 2011) (File No. 333-180676).

10.25*#	Forum Energy Technologies, Inc. Severance Plan (incorporated herein by reference to Exhibit 10.15 to the Registration Statement, filed on August 31, 2011) (File No. 333-180676).

10.26*#	Forum Energy Technologies, Inc. Deferred Compensation and Restoration Plan (incorporated herein by reference to Exhibit 10.6 to the Company’s Current Report on Form 10-Q, filed on May 3, 2013).

10.27*#
Letter Agreement dated March 28, 2012 between Forum Energy Technologies, Inc. and Tinicum, L.P. (incorporated herein by reference to Exhibit 10.31 to Amendment No. 5 to the Registration Statement, filed on March 29, 2012) (File No. 333-180676).

10.28*#
Forum Energy Technologies, Inc. 2010 Stock Incentive Plan (as amended and restated effective August 15, 2012) (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 10- Q, filed November 6, 2012) (File No. 1-35504).

10.29*#
Subscription Agreement dated July 16, 2010 by and among Forum Oilfield Technologies, Inc., SCF-VII, L.P., Sunray Capital, LP, C. Christopher Gaut and W. Patrick Connelly, as amended (incorporated herein by reference to Exhibit 10.21 to the Registration Statement, filed on August 31, 2011) (File No. 333-180676).

10.30*#	Retirement and Separation Agreement, effective as of December 18, 2014 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on December 18, 2014).

10.31*#	Form of Restricted Stock Unit Agreement (Directors) (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed on May 3, 2016).

10.32*#	Form of Restricted Stock Agreement (Directors) (incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, filed on May 3, 2016).

10.33*#	Form of Restricted Stock Unit Agreement (Employees and Consultants - Group 1) (incorporated herein by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q, filed on May 3, 2016).

10.34*#	Form of Restricted Stock Unit Agreement (Employees and Consultants - Group 2) (incorporated herein by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q, filed on May 3, 2016).

10.35*#	Form of Restricted Stock Agreement (Employees and Consultants) (incorporated herein by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q, filed on May 3, 2016).

10.36*#	Form of Nonstatutory Stock Option Agreement (Employees and Consultants) (incorporated herein by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q, filed on May 3, 2016).

10.37*#	Form of Performance Share Award Agreement (Employees and Consultants) (incorporated herein by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q, filed on May 3, 2016).

10.38*#	Forum Energy Technologies, Inc. 2016 Stock and Incentive Plan (incorporated herein by reference to Appendix A to the Company’s Proxy Statement on Schedule 14A filed on April 1, 2016).

10.39*#	Form of Restricted Stock Unit Agreement (Employees and Consultants) (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed on November 2, 2016).

10.40*#	Form of Restricted Stock Agreement (Directors) (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed on May 2, 2017).

10.41*#	Form of Restricted Stock Unit Agreement (Directors) (incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, filed on May 2, 2017).

10.42*#	Form of Restricted Stock Unit Agreement (Employees and Consultants - Group 1) (incorporated herein by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q, filed on May 2, 2017).

10.43*#	Form of Restricted Stock Unit Agreement (Employees and Consultants - Group 2) (incorporated herein by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q, filed on May 2, 2017).

10.44*#	Form of Nonstatutory Stock Option Agreement (Employees and Consultants) (incorporated herein by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q, filed on May 2, 2017).

10.45*#	Form of Performance Share Award Agreement (Employees and Consultants) (incorporated herein by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q, filed on May 2, 2017).

10.46*#	Amended and Restated Employee Stock Purchase Plan, dated as of July 1, 2017 (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed on August 1, 2017).

10.47*#
Purchase and Sale Agreement, dated August 25, 2017, by and among Q-GT (V) Investment Partners, LLC, Forum Energy Technologies, Inc. and Global Tubing, LLC (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on August 28, 2017).

10.48*#
Amendment No. 2 to the Registration Rights Agreement, dated as of August 25, 2017, by and among Forum Energy Technologies and the other parties thereto (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on August 28, 2017).

10.49*#
Registration Rights Agreement, dated as of October 2, 2017, by and between Forum Energy Technologies, Inc. and Q-GT (V) Investment Partners, LLC (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on October 3, 2017).

10.50*
Third Amended and Restated Credit Agreement, dated as of October 30, 2017, by and among Forum Energy Technologies, Inc., Forum Canada ULC, Wells Fargo Bank, National Association, as administrative agent, and the lenders party thereto (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on November 2, 2017).

21.1**	Subsidiaries of Forum Energy Technologies, Inc.

23.1**	Consent of PricewaterhouseCoopers LLP

31.1**	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.
* Previously filed.
** Filed herewith.
# Identifies management contracts and compensatory plans or arrangements.

Item 16. Form 10-K Summary
None.

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

Signature	Title	Date

/s/ Prady Iyyanki	Chief Executive Officer and Director (Principal Executive Officer)	February 27, 2018
Prady Iyyanki

/s/ James W. Harris	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 27, 2018
James W. Harris

/s/ Tylar K. Schmitt	Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 27, 2018
Tylar K. Schmitt

/s/ C. Christopher Gaut	Chairman of the Board	February 27, 2018
C. Christopher Gaut

/s/ Evelyn M. Angelle	Director	February 27, 2018
Evelyn M. Angelle

/s/ David C. Baldwin	Director	February 27, 2018
David C. Baldwin

/s/ John A. Carrig	Director	February 27, 2018
John A. Carrig

/s/ Michael McShane	Director	February 27, 2018
Michael McShane

/s/ Terence O’Toole	Director	February 27, 2018
Terence O’Toole

/s/ Franklin Myers	Director	February 27, 2018
Franklin Myers

/s/ Louis A. Raspino	Director	February 27, 2018
Louis A. Raspino

/s/ John Schmitz	Director	February 27, 2018
John Schmitz

/s/ Andrew L. Waite	Director	February 27, 2018
Andrew L. Waite