Form 10-Q
period 2018-03-31
FORUM ENERGY TECHNOLOGIES, INC.
filed 2018-05-02
CIK 1401257

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________________
FORM 10-Q
___________________________________

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of April 26, 2018 there were 108,838,232 common shares outstanding.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
Forum Energy Technologies, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three months ended March 31,
(in thousands, except per share information)	2018	2017
Revenue	$250,231	$171,096
Cost of sales	182,944	132,117
Gross profit	67,287	38,979
Operating expenses
Selling, general and administrative expenses	72,091	60,674
Transaction expenses	1,336	628
Gain on disposal of assets and other	(397)	(246)
Total operating expenses	73,030	61,056
Earnings (loss) from equity investment	(963)	1,462
Operating loss	(6,706)	(20,615)
Other expense (income)
Interest expense	8,087	6,580
Foreign exchange losses and other, net	3,551	1,546
Gain on contribution of subsea rentals business	(33,506)	—
Total other (income) expense, net	(21,868)	8,126
Income (loss) before income taxes	15,162	(28,741)
Income tax benefit	(12,904)	(12,973)
Net income (loss)	28,066	(15,768)

Weighted average shares outstanding
Basic	108,423	95,860
Diluted	110,857	95,860
Earnings (loss) per share
Basic	$0.26	$(0.16)
Diluted	0.25	(0.16)

Other comprehensive income (loss), net of tax:
Net income (loss)	28,066	(15,768)
Change in foreign currency translation, net of tax of $0	6,287	7,222
Gain (loss) on pension liability	16	(15)
Comprehensive income (loss)	34,369	(8,561)
The accompanying notes are an integral part of these condensed consolidated financial statements.

Forum Energy Technologies, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)

(in thousands, except share information)	March 31, 2018	December 31, 2017
Assets
Current assets
Cash and cash equivalents	$42,340	$115,216
Accounts receivable—trade, net	194,949	202,914
Inventories, net	468,896	443,177
Prepaid expenses and other current assets	32,863	19,490
Accrued revenue	2,860	—
Costs and estimated profits in excess of billings	12,056	9,584
Total current assets	753,964	790,381
Property and equipment, net of accumulated depreciation	184,526	197,281
Deferred financing costs, net	2,692	2,900
Intangible assets	426,744	443,064
Goodwill	757,801	755,245
Investment in unconsolidated subsidiary	43,086	—
Deferred income taxes, net	4,015	3,344
Other long-term assets	9,677	3,013
Total assets	$2,182,505	$2,195,228
Liabilities and equity
Current liabilities
Current portion of long-term debt	$1,133	$1,156
Accounts payable—trade	143,897	137,684
Accrued liabilities	62,756	66,765
Deferred revenue	8,614	8,819
Billings in excess of costs and profits recognized	816	1,881
Total current liabilities	217,216	216,305
Long-term debt, net of current portion	456,577	506,750
Deferred income taxes, net	29,168	31,232
Other long-term liabilities	32,688	31,925
Total liabilities	735,649	786,212
Commitments and contingencies
Equity
Common stock, $0.01 par value, 296,000,000 shares authorized, 117,030,329 and 116,343,656 shares issued	1,170	1,163
Additional paid-in capital	1,199,875	1,195,339
Treasury stock at cost, 8,195,192 and 8,190,362 shares	(134,359)	(134,293)
Retained earnings	465,834	438,774
Accumulated other comprehensive loss	(85,664)	(91,967)
Total equity	1,446,856	1,409,016
Total liabilities and equity	$2,182,505	$2,195,228
The accompanying notes are an integral part of these condensed consolidated financial statements.

Forum Energy Technologies, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three months ended March 31,
(in thousands, except share information)	2018	2017
Cash flows from operating activities
Net income (loss)	$28,066	$(15,768)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation expense	8,158	8,999
Amortization of intangible assets	10,500	6,523
Inventory write down	2,455	531
Share-based compensation expense	5,302	4,665
(Earnings) loss from unconsolidated subsidiary, net of distributions	963	(1,462)
Gain on contribution of subsea rentals business	(33,506)	—
Deferred income taxes	(2,735)	(13,787)
Other	531	698
Changes in operating assets and liabilities
Accounts receivable—trade	3,034	(19,596)
Inventories	(27,363)	(6,127)
Prepaid expenses and other assets	(16,770)	4,586
Cost and estimated profit in excess of billings	(3,420)	1,611
Accounts payable, deferred revenue and other accrued liabilities	6,528	16,298
Billings in excess of costs and estimated profits earned	$(1,065)	$(2,177)
Net cash used in operating activities	$(19,322)	$(15,006)
Cash flows from investing activities
Capital expenditures for property and equipment	(5,080)	(3,468)
Acquisition of businesses, net of cash acquired	—	(8,738)
Investment in unconsolidated subsidiary	$—	$(1,041)
Proceeds from sale of business, property and equipment	5,074	40
Net cash used in investing activities	$(6)	$(13,207)
Cash flows from financing activities
Repayments of debt	(50,729)	(891)
Repurchases of stock	(1,946)	(4,403)
Proceeds from stock issuance	—	1,757
Net cash used in financing activities	$(52,675)	$(3,537)

Effect of exchange rate changes on cash	(873)	2,242

Net decrease in cash, cash equivalents and restricted cash	(72,876)	(29,508)
Cash, cash equivalents and restricted cash at beginning of period	115,216	234,422
Cash, cash equivalents and restricted cash at end of period	$42,340	$204,914

Noncash investing activities
Acquisition via issuance of stock	$—	$4,500
Assets contributed for equity method investment	$18,070	$—
Note receivable related to equity method investment transaction	$4,067	$—
The accompanying notes are an integral part of these condensed consolidated financial statements.

Forum Energy Technologies, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
1. Organization and Basis of Presentation
Forum Energy Technologies, Inc. (the “Company”, “we”, “our”, “us”), a Delaware corporation, is a global oilfield products company, serving the drilling, subsea, completion, production and infrastructure sectors of the oil and natural gas industry. The Company designs, manufactures and distributes products and engages in aftermarket services, parts supply and related services that complement the Company’s product offering.
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of the Company include the accounts of the Company and its subsidiaries. All significant intercompany transactions have been eliminated in consolidation.
Our investments in operating entities where we have the ability to exert significant influence, but do not control operating and financial policies, are accounted for using the equity method of accounting with our share of the net income reported in “Earnings (loss) from equity investment” in the condensed consolidated statements of comprehensive income (loss). These investments are included in “Investment in unconsolidated subsidiary” in the condensed consolidated balance sheets. The Company’s share of equity earnings and losses are reported within operating loss as the investee’s operations are integral to the operations of the Company.
In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for the fair statement of the Company’s financial position, results of operations and cash flows have been included. Operating results for the three months ended March 31, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018 or any other interim period.
These interim financial statements are unaudited and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete consolidated financial statements and should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2017, which are included in the Company’s 2017 Annual Report on Form 10-K filed with the SEC on February 27, 2018 (the “Annual Report”).
2. Recent Accounting Pronouncements
From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (“FASB”), which we adopt as of the specified effective date. Unless otherwise discussed, management believes that the impact of recently issued standards, which are not yet effective, will not have a material impact on our consolidated financial statements upon adoption.
Accounting Standards Adopted in 2018
Revenue Recognition. In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (“Topic 606”). Topic 606 supersedes existing revenue recognition guidance and requires revenue to be recognized when promised goods or services are transferred to customers in amounts that reflect the consideration to which the company expects to be entitled in exchange for those goods or services. We adopted Topic 606 as of January 1, 2018 using the modified retrospective transition method applied to contracts that were not completed as of that date. As such, the comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods. The adoption of Topic 606 did not have a material impact on the timing or amounts of revenue recognized in our unaudited condensed consolidated financial statements. We did not recognize any cumulative-effect adjustment to retained earnings upon adoption as the impact was immaterial. Refer to Note 3 Revenues for additional information related to our revenue recognition policies and incremental disclosures following the adoption of Topic 606.
Modification Accounting for Stock Compensation. In May 2017, the FASB issued ASU No. 2017-09 Compensation - Stock Compensation (Topic 718) - Scope of Modification Accounting, which clarifies when to account for a change to the terms or conditions of a share based payment award as a modification. Under the new ASU, an entity should apply modification accounting unless the fair value, the vesting conditions, and the classification of the award as equity or liability of the modified award all remain the same as the original award. We applied the update prospectively beginning January 1, 2018. The adoption of this new guidance had no impact on our unaudited condensed consolidated financial statements or related disclosures.

Forum Energy Technologies, Inc. and subsidiaries
Notes to condensed consolidated financial statements (continued)
(Unaudited)

Clarifying the Definition of a Business. In January 2017, the FASB issued ASU No. 2017-01 Business Combination (Topic 805) - Clarifying the Definition of a Business, in an effort to clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. We applied the update prospectively beginning January 1, 2018. The adoption of this new guidance had no impact on our unaudited condensed consolidated financial statements or related disclosures.
Deferred Taxes on Intra-Entity Asset Transfers. In October 2016, the FASB issued ASU No. 2016-16 Income Tax (Topic 740) - Intra-Entity Transfers of Assets Other Than Inventory. Current GAAP prohibits the recognition of current and deferred income taxes for an intra-entity asset transfer until the asset has been sold to an outside party. This new guidance eliminates this exception and requires the income tax consequences of an intra-entity transfer of an asset other than inventory be recognized when the transfer occurs. As required, we applied this update on a modified retrospective basis resulting in a $1.0 million direct cumulative-effect adjustment to retained earnings as of January 1, 2018.
Statement of Cash Flows. In August 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-15 Cash Flow Statement (Topic 230) - Classification of Certain Cash Receipts and Cash Payments. This new guidance addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice, including: debt prepayment or debt extinguishment costs, settlement of zero-coupon debt instruments or other debt instruments, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, proceeds from the settlement of corporate-owned life insurance policies, distributions received from equity method investees, beneficial interests in securitization transactions, and separately identifiable cash flows and application of the predominance principle. We adopted this new guidance in the first quarter of 2018. The only issue currently relevant to the Company is distributions received from equity method investees, where the new guidance allows an accounting policy election between the cumulative earnings approach and the nature of the distribution approach. We will continue to use the cumulative earnings approach. Therefore, the adoption of this guidance did not have a material impact on our unaudited condensed consolidated financial statements.
Restricted Cash Presentation. In November 2016, the FASB issued ASU No. 2016-18 Statement of Cash Flows (Topic 230) - Restricted Cash a consensus of the FASB Emerging Issues Task Force. This new guidance requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. We applied the update prospectively beginning January 1, 2018. The adoption of this new guidance did not have a material impact on our unaudited condensed consolidated financial statements.
Accounting Standards Issued But Not Yet Adopted
Stranded Tax Effects from the Tax Cuts and Jobs Act. In February 2018, the FASB issued ASU No. 2018-02 Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. U.S. GAAP requires deferred tax liabilities and assets to be adjusted for the effect of a change in tax laws or rates with the effect included in income from continuing operations in the reporting period that includes the enactment date, even in situations in which the related income tax effects of items in accumulated other comprehensive income were originally recognized in other comprehensive income (referred to as “stranded tax effects”). The amendments in this ASU allow a specific exception for reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act. The underlying guidance that requires that the effect of a change in tax laws or rates be included in income from continuing operations is not affected. In addition, the amendments in this Update also require certain disclosures about stranded tax effects. The standard will take effect for public companies with fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. We are currently evaluating the impact of the adoption of this guidance.
Leases. In February 2016, the FASB issued ASU No. 2016-02, Leases.  Under this new guidance, lessees will be required to recognize assets and liabilities on the balance sheet for the rights and obligations created by all leases with terms of greater than twelve months. The standard will take effect for public companies with fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. We are continuing to evaluate the impact of this new guidance and have put in place an implementation team to review lease contracts, evaluate existing lease related processes and provide training related to the new standard. We will continue to monitor for any additional implementation or other guidance that may be issued in 2018 with respect to the new lease standard and adjust implementation plans accordingly.

Forum Energy Technologies, Inc. and subsidiaries
Notes to condensed consolidated financial statements (continued)
(Unaudited)

3. Revenues
Adoption of ASC Topic 606, “Revenue from Contracts with Customers”
On January 1, 2018, we adopted Topic 606 using the modified retrospective transition method applied to contracts that were not completed as of that date. Results for reporting periods beginning after January 1, 2018 are presented under Topic 606, while prior period amounts are not adjusted and continue to be reported in accordance with historic revenue recognition guidance.
The adoption of Topic 606 did not have a material impact on our consolidated financial position, results of operations, equity or cash flows as of the adoption date or for the three months ended March 31, 2018. Furthermore, we expect the impact of the adoption of the new standard to be immaterial to our revenue and gross profit on an ongoing basis.
The following table summarizes the impacts of adopting Topic 606 on our consolidated financial statements as of January 1, 2018:

	As Reported	Adjustments due to	As Adjusted
(in thousands, unaudited)	Dec. 31, 2017	ASC 606	Jan. 1, 2018
Accounts receivable—trade, net	$202,914	$(3,235)	$199,679
Accrued revenue	—	3,235	3,235
In accordance with the new revenue standard requirements, the disclosure of the impact of adoption on our consolidated statement of comprehensive income and balance sheet is shown in the table below. The immaterial impact to revenue and cost of sales relates to a change in the timing of revenue recognition for certain short-term contracts in our subsea product line.

	Three Months Ended March 31, 2018
(in thousands, unaudited)	As Reported	Amount Without Adoption of ASC 606	Effect of Change Higher/(Lower)
Income Statement
Revenue	$250,231	$249,868	$363
Cost of sales	182,944	182,529	415
Gross profit	$67,287	$67,339	$(52)

Balance Sheet
Accounts receivable—trade, net	$194,949	$197,809	$(2,860)
Accrued revenue	2,860	—	2,860
Inventories, net	468,896	469,311	(415)
Costs and estimated profits in excess of billings	12,056	11,693	363
Retained earnings	465,834	465,886	(52)
Revenue Recognition Policies
Revenue is recognized in accordance with ASC Topic 606 when control of the promised goods or services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services.
Contract Identification. We account for a contract when it is approved, both parties are committed, the rights of the parties are identified, payment terms are defined, the contact has commercial substance and collection of consideration is probable.
Performance Obligations. A performance obligation is a promise in a contract to transfer a distinct good or service to the customer under Topic 606. The majority of our contracts with customers contain a single performance obligation to provide agreed-upon products or services. For contracts with multiple performance obligations, we allocate revenue to each performance obligation based on its relative standalone selling price. In accordance with Topic 606, we do not assess whether promised goods or services are performance obligations if they are immaterial in the context of the

Forum Energy Technologies, Inc. and subsidiaries
Notes to condensed consolidated financial statements (continued)
(Unaudited)

contract with the customer. We have elected to apply the practical expedient to account for shipping and handling costs associated with outbound freight after control of a product has transferred to a customer as a fulfillment cost which is included in Cost of Sales. Furthermore, since our customer payment terms are short-term in nature, we have also elected to apply the practical expedient which allows an entity to not adjust for the effects of a significant financing component if it expects that the customer’s payment period will be less than one year in duration.
Contract Value. Revenue is measured based on the amount of consideration specified in the contracts with our customers and excludes any amounts collected on behalf of third parties. We have elected the practical expedient to exclude amounts collected from customers for all sales (and other similar) taxes.
The estimation of total revenue from a customer contract is subject to elements of variable consideration. Certain customers may receive rebates or discounts which are accounted for as variable consideration. We estimate variable consideration as the most likely amount to which we expect to be entitled and we include estimated amounts in the transaction price to the extent it is probable that a significant reversal of cumulative revenue will not occur when the uncertainty associated with the variable consideration is resolved. Our estimate of variable consideration and determination of whether to include estimated amounts in the transaction price are based largely on an assessment of our anticipated performance and all information (historic, current, forecast) that is reasonably available to us.
Timing of Recognition. We recognize revenue when we satisfy a performance obligation by transferring control of a product or service to a customer. Our performance obligations are satisfied at a point in time or over time as work progresses.
Revenue from goods transferred to customers at a point in time accounted for 97% of revenues for the three months ended March 31, 2018. The majority of this revenue is product sales which are generally recognized when items are shipped from our facilities and title passes to the customer. The amount of revenue recognized for products is adjusted for expected returns, which are estimated based on historical data.
Revenue from goods transferred to customers over time accounted for 3% of revenues for the three months ended March 31, 2018 which is primarily related to contracts in our Subsea and Production Equipment product lines. Recognition over time for these contracts is supported by our assessment of the products supplied as having no alternative use to us and by clauses in the contracts that provide us with an enforceable right to payment for performance completed to date.
We use the cost-to-cost method to measure progress for these contracts because it best depicts the transfer of assets to the customer which occurs as costs are incurred on the contract. The amount of revenue recognized is calculated based on the ratio of costs incurred to-date compared to total estimated costs which requires management to calculate reasonably dependable estimates of total contract costs. Whenever revisions of estimated contract costs and contract values indicate that the contract costs will exceed estimated revenues, thus creating a loss, a provision for the total estimated loss is recorded in that period. We recognize revenue and cost of sales each period based upon the advancement of the work-in-progress unless the stage of completion is insufficient to enable a reasonably certain forecast of profit to be established. In such cases, no profit is recognized during the period.
Accounting estimates during the course of projects may change, primarily related to our remotely operated vehicles (“ROVs”) which may take longer to manufacture. The effect of such a change, which can be upward as well as downward, is accounted for in the period of change, and the cumulative income recognized to date is adjusted to reflect the latest estimates. These revisions to estimates are accounted for on a prospective basis.
Contracts are sometimes modified to account for changes in product specifications or requirements. Most of our contract modifications are for goods and services that are not distinct from the existing contract. As such, these modifications are accounted for as if they were part of the existing contract, and therefore, the effect of the modification on the transaction price and our measure of progress for the performance obligation to which it relates is recognized as an adjustment to revenue on a cumulative catch-up basis. No adjustment to any one contract was material to our unaudited condensed consolidated financial statements for the three months ended March 31, 2018.
We sell our products through a number of channels including a direct sales force, marketing representatives, and distributors. We have elected to expense sales commissions when incurred as the amortization period would be less than one year. These costs are recorded within cost of sales.
Portfolio Approach. We have elected to apply the new revenue standard to a portfolio of contracts with similar characteristics as we reasonably expect that the effects on the financial statements of applying this guidance to the portfolio would not differ materially from applying this guidance to the individual contracts within that portfolio.

Forum Energy Technologies, Inc. and subsidiaries
Notes to condensed consolidated financial statements (continued)
(Unaudited)

Disaggregated Revenue
Refer to Note 10 Business Segments for disaggregated revenue by product line and geography.
Contract Balances
Contract balances are determined on a contract by contract basis. Contract assets represent revenue recognized for goods and services provided to our customers when payment is conditioned on something other than the passage of time. Similarly, when we receive consideration, or such consideration is unconditionally due, from a customer prior to transferring goods or services to the customer under the terms of a sales contract, we record a contract liability. Such contract liabilities typically result from billings in excess of costs incurred on construction contracts and advance payments received on product sales.
The following table reflects the changes in our contract assets and contract liabilities balances for the three months ended March 31, 2018:

	March 31, 2018	January 1, 2018	Increase / (Decrease)
			$	%
Accrued revenue	$2,860	$3,235
Costs and estimated profits in excess of billings	12,056	9,584
Contract assets	$14,916	$12,819	$2,097	16%

Deferred revenue	$8,614	$8,819
Billings in excess of costs and profits recognized	816	1,881
Contract liabilities	$9,430	$10,700	$(1,270)	(12)%
During the three months ended March 31, 2018, our contract assets increased by $2.1 million and our contract liabilities decreased by $1.3 million primarily due to an increase in project activity and the timing of billings in our Production Equipment product line.
During the three months ended March 31, 2018, we recognized revenue of $8.3 million that was included in the contract liability balance at the beginning of the period.
As all of our contracts are less than one year in duration, we have elected to apply the practical expedient which allows an entity to exclude disclosures about its remaining performance obligations if the performance obligation is part of a contract that has an original expected duration of one year or less.
4. Acquisitions & Dispositions
2018 Disposition of Forum Subsea Rentals
On January 3, 2018, we contributed our subsea rentals business into Ashtead Technology to create a leading independent provider of subsea survey and remotely operated vehicle equipment rental services. In exchange, we received a 40% interest in the combined business (“Ashtead”), a cash payment of £2.7 million British Pounds and a note receivable from Ashtead of £3.0 million British Pounds. Our 40% interest in Ashtead is accounted for as an equity method investment and reported as Investment in unconsolidated subsidiary in our unaudited condensed consolidated balance sheets. In the first quarter of 2018, we recognized a gain of $33.5 million as a result of the deconsolidation of our Forum Subsea Rentals business, which is classified as Gain on contribution of subsea rentals business in the unaudited condensed consolidated statements of comprehensive income (loss). This gain is equal to the sum of the consideration received, which includes the fair value of our 40% interest in Ashtead, £2.7 million British Pounds in cash, and the £3.0 million British Pounds note receivable from Ashtead, less the $18.1 million carrying value of the Forum subsea rentals assets at the time of closing. The fair value of our 40% interest in Ashtead was determined based on the present value of estimated future cash flows of the combined entity as of January 3, 2018. The difference between the fair value of our 40% interest in Ashtead of $43.8 million and the book value of the underlying net assets resulted in a basis difference, which was allocated to fixed assets, intangible assets and goodwill based on their respective fair values as of January 3, 2018. The basis difference allocated to fixed assets and intangible assets will be amortized through equity earnings (loss) over the estimated life of the respective assets.

Forum Energy Technologies, Inc. and subsidiaries
Notes to condensed consolidated financial statements (continued)
(Unaudited)

As the valuation of our 40% interest in Ashtead is preliminary in nature, it is subject to adjustment as additional information is obtained about the facts and circumstances that existed at the transaction date. Pro forma results of operations for this transaction have not been presented because the effects were not material to the consolidated financial statements.
2017 Acquisition of Global Tubing
On October 2, 2017, we acquired all of the remaining ownership interests of Global Tubing, LLC (“Global Tubing”) from our joint venture partner and management for total consideration of approximately $290.3 million. We originally invested in Global Tubing with the joint venture partner and management in 2013. Prior to acquiring the remaining ownership interest in Global Tubing, we reported this investment using the equity method of accounting. The financial results for Global Tubing are reported in the Completions segment. Located in Dayton, Texas, Global Tubing provides coiled tubing, coiled line pipe and related services to customers worldwide. We believe that this strategic acquisition will further enhance our focus and strategy of expansion in the North American completions market. Global Tubing contributed revenues of $37.0 million during the three months ended March 31, 2018. Refer to Note 4. Acquisitions in our annual report on Form 10-K for the year ended December 31, 2017 for pro forma results of operations for this acquisition.
The following table summarizes the consideration transferred to acquire the remaining ownership interests of Global Tubing (in thousands other than stock price and shares issued):

Purchase Consideration
Forum Energy Technologies' closing stock price on October 2, 2017	$15.10
Multiplied by number of shares issued for acquisition	11,488,208
Value of common shares	$173,472
Cash	31,764
Repayment of Global Tubing debt at acquisition	85,084
Total consideration paid for the acquisition	$290,320
The following table summarizes the current fair values of the assets acquired and liabilities assumed at the date of the acquisition (in thousands):

Accounts receivable	$28,044
Inventory	40,005
Other current assets	3,141
Property and equipment	51,585
Intangible assets (primarily developed technologies and customer relationships)	228,190
Tax-deductible goodwill	69,423
Non-tax deductible goodwill	64,491
Current liabilities	(16,005)
Long term liabilities	(54)
Total net assets	468,820
Fair value of equity method investment previously held	(178,500)
Net assets acquired	$290,320
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

Forum Energy Technologies, Inc. and subsidiaries
Notes to condensed consolidated financial statements (continued)
(Unaudited)

2017 Acquisition of Multilift
On July 3, 2017, the Company acquired Multilift Welltec, LLC and Multilift Wellbore Technology Limited (collectively, “Multilift”) for approximately $39.2 million in cash consideration. These acquisitions are included in the Completions segment. Based in Houston, Texas, Multilift manufactures the patented SandGuardTM and the CycloneTM completion tools. This acquisition increases our product offering related to artificial lift to our completions customers. We intend to utilize our distribution system to increase Multilift’s sales with additional customers and through geographic expansion. Pro forma results of operations for this acquisition have not been presented because the effects were not material to the condensed consolidated financial statements. The following table summarizes the current fair values of the assets acquired and liabilities assumed at the date of the acquisition (in thousands):

Current assets, net of cash acquired	$3,763
Property and equipment	96
Intangible assets (primarily customer relationships)	17,090
Tax-Deductible Goodwill	16,472
Non-tax Deductible Goodwill	3,099
Current liabilities	(1,329)
Net assets acquired	$39,191
2017 Acquisition of Cooper Valves
On January 9, 2017, the Company acquired substantially all of the assets of Cooper Valves, LLC as well as 100% of the general partnership interests of Innovative Valve Components (collectively, “Cooper”) for total aggregate consideration of $14.0 million, after settlement of working capital adjustments. The aggregate consideration included the issuance of stock valued at $4.5 million and certain contingent cash payments. These acquisitions are included in the Production & Infrastructure segment. The acquired Cooper brands include Accuseal® metal seated ball valves engineered to meet Class VI shut off standards for use in severe service applications, as well as a full line of Cooper Alloy® cast and forged gate, globe, and check valves. Innovative Valve Components, in partnership with Cooper Valves, commercialized critical service valves and components for the power generation, mining and oil and natural gas industries. The fair values of the assets acquired and liabilities assumed and pro forma results of operations have not been presented because they are not material to the consolidated financial statements.
5. Inventories
The Company’s significant components of inventory at March 31, 2018 and December 31, 2017 were as follows (in thousands):

	March 31, 2018	December 31, 2017
Raw materials and parts	$176,424	$160,093
Work in process	53,308	51,941
Finished goods	310,581	305,461
Gross inventories	540,313	517,495
Inventory reserve	(71,417)	(74,318)
Inventories	$468,896	$443,177

Forum Energy Technologies, Inc. and subsidiaries
Notes to condensed consolidated financial statements (continued)
(Unaudited)

6. Goodwill and Intangible Assets
Goodwill
The changes in the carrying amount of goodwill from December 31, 2017 to March 31, 2018, were as follows (in thousands):

	Drilling & Subsea	Completions	Production & Infrastructure	Total
Goodwill Balance at December 31, 2017	$251,454	$484,345	$19,446	$755,245
Impact of non-U.S. local currency translation	2,668	(30)	(82)	2,556
Goodwill Balance at March 31, 2018	$254,122	$484,315	$19,364	$757,801
There was no impairment of goodwill during the three months ended March 31, 2018 and 2017. Accumulated impairment losses on goodwill were $236.8 million as of March 31, 2018 and December 31, 2017. The Company performs its annual impairment tests of goodwill as of October 1, or when there is an indication an impairment may have occurred.
Intangible assets
Intangible assets consisted of the following as of March 31, 2018 and December 31, 2017, respectively (in thousands):

	March 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Net Amortizable Intangibles	Amortization Period (In Years)
Customer relationships	$413,942	$(135,125)	$278,817	4-15
Patents and technology	112,695	(19,160)	93,535	5-17
Non-compete agreements	6,183	(5,726)	457	3-6
Trade names	61,808	(23,528)	38,280	10-15
Distributor relationships	22,160	(16,654)	5,506	8-15
Trademarks	10,319	(170)	10,149	15 - Indefinite
Intangible Assets Total	$627,107	$(200,363)	$426,744

	December 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Net Amortizable Intangibles	Amortization Period (In Years)
Customer relationships	$428,544	$(138,566)	$289,978	4-15
Patents and technology	110,910	(16,733)	94,177	5-17
Non-compete agreements	6,625	(6,041)	584	3-6
Trade names	64,359	(22,090)	42,269	10-15
Distributor relationships	22,160	(16,338)	5,822	8-15
Trademarks	10,319	(85)	10,234	15 - Indefinite
Intangible Assets Total	$642,917	$(199,853)	$443,064

Forum Energy Technologies, Inc. and subsidiaries
Notes to condensed consolidated financial statements (continued)
(Unaudited)

7. Debt
Notes payable and lines of credit as of March 31, 2018 and December 31, 2017 consisted of the following (in thousands):

	March 31, 2018	December 31, 2017
6.25% Senior Notes due October 2021	$400,000	$400,000
Unamortized debt premium	1,481	1,583
Debt issuance cost	(3,947)	(4,222)
Senior secured revolving credit facility	58,803	108,446
Other debt	1,373	2,099
Total debt	457,710	507,906
Less: current maturities	(1,133)	(1,156)
Long-term debt	$456,577	$506,750
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
Credit Facility
On October 30, 2017, we amended and restated our existing credit facility (such amended and restated credit facility, the “Credit Facility”) to, among other things, increase revolving credit commitments from $140.0 million to $300.0 million (with a sublimit of up to $25.0 million available for the issuance of letters of credit for the account of the Company and certain of our domestic subsidiaries) (the “U.S. Line”), of which up to $30.0 million is available to certain of our Canadian subsidiaries for loans in U.S. or Canadian dollars (with a sublimit of up to $3.0 million available for the issuance of letters of credit for the account of our Canadian subsidiaries) (the “Canadian Line”). Lender commitments under the Credit Facility, subject to certain limitations, may be increased by an additional $100.0 million. The Credit Facility matures in July 2021, but if our outstanding Notes due October 2021 are refinanced or replaced with indebtedness maturing in or after February 2023, the final maturity of the Credit Facility will automatically extend to October 2022.
Availability under the Credit Facility is subject to a borrowing base calculated by reference to eligible accounts receivable in the U.S., Canada and certain other jurisdictions (subject to a cap) and eligible inventory in the U.S. and Canada. Our borrowing capacity under the Credit Facility could be reduced or eliminated, depending on future fluctuations in our balances of receivables and inventory. As of March 31, 2018, our total borrowing base was $299.4 million, of which $58.8 million was drawn and $5.7 million was used for security of outstanding letters of credit, resulting in remaining availability of $234.9 million.
Borrowings under the U.S. Line bear interest at a rate equal to, at our option, either (a) the LIBOR rate or (b) a base rate determined by reference to the highest of (i) the rate of interest per annum determined from time to time by Wells Fargo as its prime rate in effect at its principal office in San Francisco, (ii) the federal funds rate plus 0.50% per annum and (iii) the one-month adjusted LIBOR plus 1.00% per annum, in each case plus an applicable margin. Borrowings under the Canadian Line bear interest at a rate equal to, at Forum Canada’s option, either (a) the CDOR rate or (b) a base rate determined by reference to the highest of (i) the prime rate for Canadian dollar commercial loans made in Canada as reported from time to time by Thomson Reuters and (ii) the CDOR rate plus 1.00%, in each case plus an applicable margin. The applicable margin for LIBOR and CDOR loans will initially range from 1.75% to 2.25%, depending upon average excess availability under the Credit Facility. After the first quarter ending on or after March 31, 2018 in which our total leverage ratio is less than or equal to 4.00:1.00, the applicable margin for LIBOR and CDOR loans will range from 1.50% to 2.00%, depending upon average excess availability under the Credit Facility. The weighted average interest rate under the Credit Facility was approximately 3.85% for the three months ended March 31, 2018.

Forum Energy Technologies, Inc. and subsidiaries
Notes to condensed consolidated financial statements (continued)
(Unaudited)

The Credit Facility also provides for a commitment fee in the amount of (a) 0.375% per annum on the unused portion of commitments if average usage of the Credit Facility is greater than 50% and (b) 0.500% per annum on the unused portion of commitments if average usage of the Credit Facility is less than or equal to 50%. After the first quarter ending on or after March 31, 2018 in which our total leverage ratio is less than or equal to 4.00:1.00, the commitment fees will range from 0.25% to 0.375%, depending upon average usage of the Credit Facility.
If excess availability under the Credit Facility falls below the greater of 10.0% of the borrowing base and $20.0 million, we will be required to maintain a fixed charge coverage ratio of at least 1.00:1.00 as of the end of each fiscal quarter until excess availability under the Credit Facility exceeds such thresholds for at least 60 consecutive days.
Deferred Loan Costs
We have incurred loan costs that have been deferred and are amortized to interest expense over the term of the Senior Notes and the Amended Credit Facility.
Other Debt
Other debt consists primarily of various capital leases of equipment.
Letters of Credit and Guarantees
We execute letters of credit in the normal course of business to secure the delivery of product from specific vendors and also to guarantee our fulfillment of performance obligations relating to certain large contracts. We had $6.5 million and $7.9 million in total outstanding letters of credit as of March 31, 2018 and December 31, 2017, respectively.
8. Income Taxes
The effective tax rate, calculated by dividing total tax benefit by income (loss) before income taxes, was a benefit of 85.1% for three months ended March 31, 2018 compared to a benefit of 45.1% for the three months ended March 31, 2017. The effective tax rate for 2018 is significantly different than the comparable period in 2017 primarily due to the reduction in the U.S. corporate income tax rate as well as a benefit related to the adjustment of the provisional tax impact of tax reform initially recorded in the prior quarter. Furthermore, the effective tax rate can vary from period to period depending on the Company’s relative mix of U.S. and non-U.S. earnings and losses by jurisdiction.
On December 22, 2017, the U.S. enacted the Tax Cuts and Jobs Act of 2017 (“U.S. Tax Reform”), a comprehensive U.S. tax reform package that, effective January 1, 2018, among other things, lowered the corporate income tax rate from 35% to 21% and moved the country towards a territorial tax system with a one-time mandatory tax on previously deferred earnings of non-U.S. subsidiaries.
In the fourth quarter of 2017, we recorded provisional amounts related to the effects of U.S. Tax Reform including the recognition of liabilities for taxes on mandatory deemed repatriation of non-U.S. earnings and re-measurement of deferred taxes based on the new U.S. corporate income tax rate of 21%. We have updated these provisional amounts in the first quarter of 2018 based on additional guidance recently issued by the U.S. Internal Revenue Service resulting in an income tax benefit of $16.2 million in the quarter. This adjustment to our provisional estimate of the effects of U.S. Tax Reform results in an overall benefit of $6.1 million.
As we do not have all the necessary information to analyze all income tax effects of the new rules, these amounts remain provisional and we believe they represent a reasonable estimate of the accounting implications of U.S. Tax Reform. The ultimate impact of U.S. Tax Reform continues to be subject to adjustment as further guidance is provided by the U.S. Internal Revenue Service regarding the application of the new U.S. corporate income tax laws. We expect to complete our detailed analysis no later than the fourth quarter of 2018.

Forum Energy Technologies, Inc. and subsidiaries
Notes to condensed consolidated financial statements (continued)
(Unaudited)

9. Fair Value Measurements
At March 31, 2018 and December 31, 2017, the Company had $58.8 million and $108.4 million, respectively, of debt outstanding under the Credit Facility which incurs interest at a variable interest rate and therefore, the carrying amount approximates fair value. The fair value of the debt is classified as a Level 2 measurement because interest rates charged are similar to other financial instruments with similar terms and maturities.
The fair value of our Senior Notes is estimated using Level 2 inputs in the fair value hierarchy and is based on quoted prices for those or similar instruments. At March 31, 2018, the fair value and the carrying value of our Senior Notes approximated $396.0 million and $401.5 million, respectively. At December 31, 2017, the fair value and the carrying value of our Senior Notes approximated $402.0 million and $401.6 million, respectively.
There were no other outstanding financial assets as of March 31, 2018 and December 31, 2017 that required measuring the amounts at fair value. We did not change our valuation techniques associated with recurring fair value measurements from prior periods and there were no transfers between levels of the fair value hierarchy during the three months ended March 31, 2018.
10. Business Segments
The Company reports its results of operations in the following three reportable segments: Drilling & Subsea, Completions and Production & Infrastructure.
In the second quarter 2017, the Company moved management and financial reporting of our AMC branded fully rotational torque machine operations from the Drilling and Subsea segment to the Completions segment in order to better align with the predominant customer base of the segment. Prior period financial information has been revised to conform with current period presentation with no impact to total segment operating results.
The amounts indicated below as “Corporate” relate to costs and assets not allocated to the reportable segments. Summary financial data by segment follows (in thousands):

	Three months ended March 31,
	2018	2017
Revenue:
Drilling & Subsea	$52,348	$61,876
Completions	112,508	42,390
Production & Infrastructure	86,421	67,579
Eliminations	(1,046)	(749)
Total revenue	$250,231	$171,096

Operating loss
Drilling & Subsea	$(10,206)	$(8,341)
Completions	8,857	(3,516)
Production & Infrastructure	4,162	(569)
Corporate	(8,580)	(7,807)
Segment operating loss	(5,767)	(20,233)
Transaction expenses	1,336	628
Gain on disposal of assets and other	(397)	(246)
Operating loss	$(6,706)	$(20,615)

Forum Energy Technologies, Inc. and subsidiaries
Notes to condensed consolidated financial statements (continued)
(Unaudited)

A summary of consolidated assets by reportable segment is as follows (in thousands):

	March 31, 2018	December 31, 2017
Drilling & Subsea	$651,571	$645,254
Completions	1,225,071	1,202,379
Production & Infrastructure	245,047	251,685
Corporate	60,816	95,910
Total assets	$2,182,505	$2,195,228
Corporate assets include, among other items, cash, prepaid assets and deferred financing costs.
The following table presents our revenues disaggregated by product line (in thousands):

	Three Months Ended March 31,
	2018	2017
Drilling Technologies	$42,768	$45,143
Subsea Technologies	9,580	16,733
Downhole Technologies	24,527	16,614
Stimulation and Intervention	50,987	25,776
Coiled Tubing	36,994	—
Production Equipment	31,456	24,721
Valve Solutions	54,965	42,858
Eliminations	(1,046)	(749)
Total revenue	$250,231	$171,096
The following table presents our revenues disaggregated by geography (in thousands):

	Three Months Ended March 31,
	2018	2017
United States	$190,064	$127,325
Canada	19,194	13,470
Europe & Africa	13,890	16,727
Middle East	10,570	4,359
Asia-Pacific	8,850	5,382
Latin America	7,663	3,833
Total Revenue	$250,231	$171,096

11. Commitments and Contingencies
In the ordinary course of business, the Company is, and in the future could be, involved in various pending or threatened legal actions that may or may not be covered by insurance. Management has reviewed such pending judicial and legal proceedings, the reasonably anticipated costs and expenses in connection with such proceedings, and the availability and limits of insurance coverage, and has established reserves that are believed to be appropriate in light of those outcomes that are considered to be probable and can be reasonably estimated. The reserves accrued at March 31, 2018 and December 31, 2017, respectively, are immaterial. It is management’s opinion that the Company’s ultimate liability, if any, with respect to these actions is not expected to have a material adverse effect on the Company’s financial position, results of operations or cash flows.

Forum Energy Technologies, Inc. and subsidiaries
Notes to condensed consolidated financial statements (continued)
(Unaudited)

12. Earnings Per Share
The calculation of basic and diluted earnings per share for each period presented was as follows (dollars and shares in thousands, except per share amounts):

	Three Months Ended March 31,
	2018	2017
Net income (loss)	$28,066	$(15,768)

Basic - weighted average shares outstanding	108,423	95,860
Dilutive effect of stock options and restricted stock	2,434	—
Diluted - weighted average shares outstanding	110,857	95,860

Earnings (loss) per share
Basic	$0.26	$(0.16)
Diluted	$0.25	$(0.16)
The calculation of diluted earnings per share excludes approximately 3.3 million shares that were anti-dilutive for the three months ended March 31, 2018. The calculation of diluted loss per share excludes all potentially dilutive shares for the three months ended March 31, 2017 because there was a net loss for the period.
13. Stockholders' Equity
Share-based compensation
During the three months ended March 31, 2018, the Company granted 504,930 stock options, 1,152,294 shares of restricted stock and restricted stock units and 160,010 performance share awards with a market condition.
The stock options granted have an exercise price of $12.00 per share and vest ratably over 4 years. The 1,152,294 shares of restricted stock and restricted stock units include 1,039,794 shares granted to employees that vest ratably over 4 years and 112,500 shares granted to non-employee members of the Board of Directors that have a vesting period of 12 months.
The performance share awards granted may settle for between zero and two shares of the Company’s common stock. The number of shares issued pursuant to the performance share award agreements will be determined based on the total shareholder return of the Company’s common stock as compared to a group of peer companies, measured annually over a one year, two year and three year performance period.
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

Condensed consolidating statements of comprehensive income (loss)

	Three months ended March 31, 2018
	FET (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
			(in thousands)
Net sales	$—	$218,949	$43,753	$(12,471)	$250,231
Cost of sales	—	159,305	35,898	(12,259)	182,944
Gross profit	—	59,644	7,855	(212)	67,287
Operating expenses
Selling, general and administrative expenses	—	60,073	12,018	—	72,091
Transaction expenses	—	1,329	7	—	1,336
Loss (gain) on disposal of assets and other	—	(631)	234	—	(397)
Total operating expenses	—	60,771	12,259	—	73,030
Loss from equity investment	—	(10)	(953)	—	(963)
Equity earnings from affiliate, net of tax	34,321	28,307	—	(62,628)	—
Operating income (loss)	34,321	27,170	(5,357)	(62,840)	(6,706)
Other expense (income)
Interest expense (income)	7,918	343	(174)	—	8,087
Foreign exchange losses and other, net	—	—	3,551	—	3,551
(Gain) loss on contribution of subsea rentals business	—	5,856	(39,362)	—	(33,506)
Total other expense (income)	7,918	6,199	(35,985)	—	(21,868)
Income before income taxes	26,403	20,971	30,628	(62,840)	15,162
Income tax expense (benefit)	(1,663)	(13,350)	2,109	—	(12,904)
Net income	28,066	34,321	28,519	(62,840)	28,066

Other comprehensive income, net of tax:
Net income	28,066	34,321	28,519	(62,840)	28,066
Change in foreign currency translation, net of tax of $0	6,287	6,287	6,287	(12,574)	6,287
Change in pension liability	16	16	16	(32)	16
Comprehensive income	$34,369	$40,624	$34,822	$(75,446)	$34,369

Forum Energy Technologies, Inc. and subsidiaries
Notes to condensed consolidated financial statements (continued)
(Unaudited)

Condensed consolidating statements of comprehensive income (loss)

	Three months ended March 31, 2017
	FET (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
			(in thousands)
Net sales	$—	$142,736	$46,402	$(18,042)	$171,096
Cost of sales	—	110,240	39,395	(17,518)	132,117
Gross profit	—	32,496	7,007	(524)	38,979
Operating expenses
Selling, general and administrative expenses	—	48,063	12,611	—	60,674
Transaction Expense	—	517	111	—	628
Loss (gain) on disposal of assets and other	—	(270)	24	—	(246)
Total operating expenses	—	48,310	12,746	—	61,056
Earnings from equity investment	—	1,462	—	—	1,462
Equity earnings from affiliates, net of tax	(11,435)	(5,126)	—	16,561	—
Operating loss	(11,435)	(19,478)	(5,739)	16,037	(20,615)
Other expense (income)
Interest expense (income)	6,666	(27)	(59)	—	6,580
Foreign exchange losses (gains) and other, net	—	(137)	1,683	—	1,546
Total other expense (income)	6,666	(164)	1,624	—	8,126
Loss before income taxes	(18,101)	(19,314)	(7,363)	16,037	(28,741)
Income tax benefit	(2,333)	(7,879)	(2,761)	—	(12,973)
Net loss	(15,768)	(11,435)	(4,602)	16,037	(15,768)

Other comprehensive income (loss), net of tax:
Net loss	(15,768)	(11,435)	(4,602)	16,037	(15,768)
Change in foreign currency translation, net of tax of $0	7,222	7,222	7,222	(14,444)	7,222
Change in pension liability	(15)	(15)	(15)	30	(15)
Comprehensive income (loss)	$(8,561)	$(4,228)	$2,605	$1,623	$(8,561)

Forum Energy Technologies, Inc. and subsidiaries
Notes to condensed consolidated financial statements (continued)
(Unaudited)

Condensed consolidating balance sheets

	March 31, 2018
	FET (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Assets
Current assets
Cash and cash equivalents	$484	$27,946	$13,910	$—	$42,340
Accounts receivable—trade, net	—	165,928	29,021	—	194,949
Inventories, net	—	403,196	74,716	(9,016)	468,896
Prepaid expenses and other current assets	—	22,822	10,041	—	32,863
Accrued revenue	—	—	2,860	—	2,860
Cost and estimated profits in excess of billings	—	11,981	75	—	12,056
Total current assets	484	631,873	130,623	(9,016)	753,964
Property and equipment, net of accumulated depreciation	—	162,012	22,514	—	184,526
Deferred financing costs, net	2,692	—	—	—	2,692
Intangible assets	—	374,864	51,880	—	426,744
Goodwill	—	599,820	157,981	—	757,801
Investment in unconsolidated subsidiary	—	1,923	41,163	—	43,086
Deferred income taxes, net	—	671	3,344	—	4,015
Other long-term assets	—	4,407	5,270	—	9,677
Investment in affiliates	1,290,210	429,493	—	(1,719,703)	—
Long-term advances to affiliates	622,735	—	89,304	(712,039)	—
Total assets	$1,916,121	$2,205,063	$502,079	$(2,440,758)	$2,182,505
Liabilities and equity
Current liabilities
Current portion of long-term debt	$—	$1,052	$81	$—	$1,133
Accounts payable—trade	—	124,861	19,036	—	143,897
Accrued liabilities	12,927	37,326	12,503	—	62,756
Deferred revenue	—	4,175	4,439	—	8,614
Billings in excess of costs and profits recognized	—	370	446	—	816
Total current liabilities	12,927	167,784	36,505	—	217,216
Long-term debt, net of current portion	456,338	212	27	—	456,577
Deferred income taxes, net	—	20,266	8,902	—	29,168
Other long-term liabilities	—	14,552	18,136	—	32,688
Long-term payables to affiliates	—	712,039	—	(712,039)	—
Total liabilities	469,265	914,853	63,570	(712,039)	735,649

Total equity	1,446,856	1,290,210	438,509	(1,728,719)	1,446,856
Total liabilities and equity	$1,916,121	$2,205,063	$502,079	$(2,440,758)	$2,182,505

Forum Energy Technologies, Inc. and subsidiaries
Notes to condensed consolidated financial statements (continued)
(Unaudited)

Condensed consolidating balance sheets

	December 31, 2017
	FET (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
			(in thousands)
Assets
Current assets
Cash and cash equivalents	$—	$73,981	$41,235	$—	$115,216
Accounts receivable—trade, net	—	168,162	34,752	—	202,914
Inventories	—	374,527	77,454	(8,804)	443,177
Other current assets	—	12,679	6,811	—	19,490
Cost and profits in excess of billings	—	9,584	—	—	9,584
Total current assets	—	638,933	160,252	(8,804)	790,381
Property and equipment, net of accumulated depreciation	—	167,407	29,874	—	197,281
Deferred financing costs, net	2,900	—	—	—	2,900
Intangible assets	—	390,752	52,312	—	443,064
Goodwill	—	599,677	155,568	—	755,245
Investment in unconsolidated subsidiary	—	—	—	—	—
Deferred income taxes, net	—	—	3,344	—	3,344
Other long-term assets	—	2,086	927	—	3,013
Investment in affiliates	1,250,593	418,799	—	(1,669,392)	—
Long-term advances to affiliates	667,968	—	90,524	(758,492)	—
Total assets	$1,921,461	$2,217,654	$492,801	$(2,436,688)	$2,195,228
Liabilities and equity
Current liabilities
Current portion of long-term debt	$—	$1,048	$108	$—	$1,156
Accounts payable—trade	—	117,158	20,526	—	137,684
Accrued liabilities	6,638	46,962	13,165	—	66,765
Deferred revenue	—	4,455	4,364	—	8,819
Billings in excess of costs and profits recognized	—	1,394	487	—	1,881
Total current liabilities	6,638	171,017	38,650	—	216,305
Long-term debt, net of current portion	505,807	908	35	—	506,750
Deferred income taxes, net	—	22,737	8,495	—	31,232
Other long-term liabilities	—	13,907	18,018	—	31,925
Long-term payables to affiliates	—	758,492	—	(758,492)	—
Total liabilities	512,445	967,061	65,198	(758,492)	786,212

Total equity	1,409,016	1,250,593	427,603	(1,678,196)	1,409,016
Total liabilities and equity	$1,921,461	$2,217,654	$492,801	$(2,436,688)	$2,195,228

Forum Energy Technologies, Inc. and subsidiaries
Notes to condensed consolidated financial statements (continued)
(Unaudited)

Condensed consolidating statements of cash flows

	Three months ended March 31, 2018
	FET (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Cash flows from operating activities	$7,196	$3,050	$(5,618)	$(23,950)	$(19,322)
Cash flows from investing activities
Capital expenditures for property and equipment	—	(3,944)	(1,136)	—	(5,080)
Long-term loans and advances to affiliates	45,234	—	—	(45,234)	—
Proceeds from sale of business, property and equipment	—	785	4,289	—	5,074
Net cash provided by (used in) investing activities	$45,234	$(3,159)	$3,153	$(45,234)	$(6)
Cash flows from financing activities
Repayments of debt	(50,000)	(692)	(37)	—	(50,729)
Long-term loans and advances to affiliates	—	(45,234)	—	45,234	—
Dividend paid to affiliates	—	—	(23,950)	23,950	—
Repurchases of stock	(1,946)	—	—	—	(1,946)
Net cash used in financing activities	$(51,946)	$(45,926)	$(23,987)	$69,184	$(52,675)
Effect of exchange rate changes on cash	—	—	(873)	—	(873)
Net increase (decrease) in cash and cash equivalents	484	(46,035)	(27,325)	—	(72,876)
Cash and cash equivalents
Beginning of period	—	73,981	41,235	—	115,216
End of period	$484	$27,946	$13,910	$—	$42,340

Forum Energy Technologies, Inc. and subsidiaries
Notes to condensed consolidated financial statements (continued)
(Unaudited)

Condensed consolidating statements of cash flows

	Three months ended March 31, 2017
	FET (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Cash flows from operating activities	$374	$(13,349)	$(2,031)	$—	$(15,006)
Cash flows from investing activities
Acquisition of businesses, net of cash acquired	—	(8,738)	—	—	(8,738)
Capital expenditures for property and equipment	—	(3,285)	(183)	—	(3,468)
Investment in unconsolidated subsidiary	—	(1,041)	—	—	(1,041)
Long-term loans and advances to affiliates	2,310	7,319	—	(9,629)	—
Proceeds from sale of business, property and equipment	—	40	—	—	40
Net cash provided by (used in) investing activities	$2,310	$(5,705)	$(183)	$(9,629)	$(13,207)
Cash flows from financing activities
Repayments of debt	—	(868)	(23)	—	(891)
Long-term loans and advances to affiliates	—	(2,310)	(7,319)	9,629	—
Repurchases of stock	(4,403)	—	—	—	(4,403)
Proceeds from stock issuance	1,757	—	—	—	1,757
Net cash used in financing activities	$(2,646)	$(3,178)	$(7,342)	$9,629	$(3,537)
Effect of exchange rate changes on cash	—	—	2,242	—	2,242
Net increase (decrease) in cash and cash equivalents	38	(22,232)	(7,314)	—	(29,508)
Cash and cash equivalents
Beginning of period	65	143,275	91,082	—	234,422
End of period	$103	$121,043	$83,768	$—	$204,914

Item 2. Management’s discussion and analysis of financial condition and results of operations
CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements are subject to a number of risks and uncertainties, many of which are beyond the Company’s control. All statements, other than statements of historical fact, included in this Quarterly Report on Form 10-Q regarding our strategy, future operations, financial position, estimated revenues and losses, projected costs, prospects, plans and objectives of management are forward-looking statements. When used in this Quarterly Report on Form 10-Q, the words “could,” “believe,” “anticipate,” “intend,” “estimate,” “expect,” “may,” “continue,” “predict,” “potential,” “project” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words.
Forward-looking statements may include statements about:
•business strategy;
•cash flows and liquidity;
•the volatility and impact of fluctuations in oil and natural gas prices;
•the availability of raw materials and specialized equipment, including as a result of the potential application of tariffs by governmental authorities;
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
•effects of remediation efforts to address the material weakness discussed in “Item 4. Controls and Procedures;”
•financial strategy, budget, projections and operating results;
•uncertainty regarding our future operating results; and
•plans, objectives, expectations and intentions contained in this report that are not historical.
All forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q. We disclaim any obligation to update or revise these statements unless required by law, and you should not place undue reliance on these forward-looking statements. Although we believe that our plans, intentions and expectations reflected in or suggested by the forward-looking statements we make in this Quarterly Report on Form 10-Q are reasonable, we can give no assurance that these plans, intentions or expectations will be achieved. We disclose important factors that could cause our actual results to differ materially from our expectations in “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on February 27, 2018, and elsewhere in this Quarterly Report on Form 10-Q. These cautionary statements qualify all forward-looking statements attributable to us or persons acting on our behalf.

Overview
We are a global oilfield products company, serving the drilling, subsea, completion, production and infrastructure sectors of the oil and natural gas industry. We design, manufacture and distribute products, and engage in aftermarket services, parts supply and related services that complement our product offering. Our product offering includes a mix of frequently replaced consumable products and highly engineered capital products that are used in the exploration, development, production and transportation of oil and natural gas. Our consumable products are used in drilling, well construction and completions activities, within the supporting infrastructure, and at processing centers and refineries. Our engineered capital products are directed at: drilling rig equipment for new rigs, upgrades and refurbishment projects; subsea construction and development projects; the placement of production equipment on new producing wells; pressure pumping equipment; and downstream capital projects. In 2017, approximately 80% of our revenue was derived from consumable products and activity-based equipment, while the balance was primarily derived from capital products with a small amount from rental and other services.
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

Market Conditions
The level of demand for our products is directly related to activity levels and the capital and operating budgets of our customers, which in turn are influenced heavily by energy prices and the expectation as to future trends in those prices. In addition, the availability of capital equipment adequate to serve exploration and production requirements, or lack thereof, drives demand for our capital equipment products.
The probability of any cyclical change in energy prices and the extent and duration of such a change are difficult to predict. In November 2016, the Organization of Petroleum Exporting Countries (“OPEC”) and other unaffiliated countries announced that their production levels would be capped or reduced. In November 2017, the OPEC coalition agreed to extend the reductions through year end 2018. Oil prices have continued to strengthen since the beginning of 2018 and have recently risen to a level last seen in 2015. However, prices for the sale and purchase of oil in future years have not increased substantially during the same period, indicating doubt in the market as to the sustainability of current prices. These increases in current prices have led to higher drilling and completions activity and higher spending by our customers, primarily in North America. The volume of rigs drilling for oil and natural gas in North America is a driver for our revenue from this region, and the number of those rigs has increased substantially from the low point reached in the second quarter of 2016. Exploration and production operators continue to have improved well economics derived from concentrating activity in basins with the best returns on investment and employing enhanced drilling and completion techniques. This increased activity resulted in increases in our revenues and orders in 2017 through the first quarter of 2018, principally from the sale of consumable equipment. The existence of new or refurbished capital equipment adequate to serve the needs of the industry, such as onshore and offshore drilling rigs, limits demand in that area of the market. In addition, drilling and completions activity in higher cost areas, especially offshore and in some international regions, is lagging the North America onshore activity recovery.
The table below shows average crude oil and natural gas prices for West Texas Intermediate crude oil (“WTI”), United Kingdom Brent crude oil (“Brent”), and Henry Hub natural gas:

	Three months ended
	March 31,	December 31,	March 31,
	2018	2017	2017
Average global oil, $/bbl
West Texas Intermediate	$62.91	$55.27	$51.62
United Kingdom Brent	$66.86	$61.40	$53.59

Average North American Natural Gas, $/Mcf
Henry Hub	$3.08	$2.91	$3.02
Average WTI and Brent oil prices were 14% and 9% higher, respectively, in the first quarter of 2018 compared to the fourth quarter of 2017, and were 22% and 25% higher, respectively, compared to the first quarter of 2017. Average natural gas prices were 6% higher in the first quarter of 2018 compared to the fourth quarter of 2017, and 2% higher compared to the first quarter of 2017.
The table below shows the average number of active drilling rigs, based on the weekly Baker Hughes Incorporated rig count, operating by geographic area and drilling for different purposes.

	Three months ended
	March 31,	December 31,	March 31,
	2018	2017	2017
Active Rigs by Location
United States	966	921	742
Canada	269	204	295
International	970	949	939
Global Active Rigs	2,205	2,074	1,976

Land vs. Offshore Rigs
Land	1,995	1,859	1,754
Offshore	210	215	222
Global Active Rigs	2,205	2,074	1,976

U.S. Commodity Target
Oil/Gas	781	742	593
Gas	185	179	148
Unclassified	—	—	1
Total U.S. Active Rigs	966	921	742

U.S. Well Path
Horizontal	833	785	610
Vertical	63	63	69
Directional	70	73	63
Total U.S. Active Rigs	966	921	742
As a result of higher oil and natural gas prices, the average U.S. rig count for the first quarter of 2018 increased 5% compared to the fourth quarter of 2017 and 30% compared to the first quarter of 2017. The U.S. rig count reached a trough of 404 rigs in the second quarter of 2016. Since then, the number of working rigs has increased steadily to 993 rigs as of the end of March 2018. A substantial portion of our revenue is impacted by the level of rig activity and the number of wells completed. While the U.S. land rig count has continued to recover, it remains low compared to historical norms.

The table below shows the amount of total inbound orders by segment:

(in millions of dollars)	Three months ended
	March 31,	December 31,	March 31,
	2018	2017	2017
Drilling & Subsea	$53.1	$49.6	$68.4
Completions	111.1	101.1	50.1
Production & Infrastructure	96.8	80.8	75.4
Total Orders	$261.0	$231.5	$193.9
Three months ended March 31, 2018 compared with three months ended March 31, 2017

	Three Months Ended March 31,		Favorable / (Unfavorable)
	2018	2017	$	%
(in thousands of dollars, except per share information)
Revenue:
Drilling & Subsea	$52,348	$61,876	$(9,528)	(15.4)%
Completions	112,508	42,390	70,118	165.4%
Production & Infrastructure	86,421	67,579	18,842	27.9%
Eliminations	(1,046)	(749)	(297)	*
Total revenue	250,231	171,096	79,135	46.3%
Operating loss:
Drilling & Subsea	(10,206)	(8,341)	(1,865)	(22.4)%
Operating margin %	(19.5)%	(13.5)%
Completions	8,857	(3,516)	12,373	351.9%
Operating margin %	7.9%	(8.3)%
Production & Infrastructure	4,162	(569)	4,731	831.5%
Operating margin %	4.8%	(0.8)%
Corporate	(8,580)	(7,807)	(773)	(9.9)%
Total segment operating loss	(5,767)	(20,233)	14,466	71.5%
Operating margin %	(2.3)%	(11.8)%
Transaction expenses	1,336	628	708	*
Gain on disposal of assets and other	(397)	(246)	(151)	*
Operating loss	(6,706)	(20,615)	13,909	67.5%
Interest expense	8,087	6,580	(1,507)	(22.9)%
Foreign exchange losses and other, net	3,551	1,546	(2,005)	(129.7)%
Gain on contribution of subsea rentals business	(33,506)	—	33,506	*
Total other (income) expense, net	(21,868)	8,126	29,994	369.1%
Income (loss) before income taxes	15,162	(28,741)	43,903	152.8%
Income tax benefit	(12,904)	(12,973)	(69)	(0.5)%
Net income (loss)	$28,066	$(15,768)	$43,834	278.0%

Weighted average shares outstanding
Basic	108,423	95,860
Diluted	110,857	95,860
Earnings (loss) per share
Basic	$0.26	$(0.16)
Diluted	$0.25	$(0.16)
* not meaningful

We made two acquisitions in the second half of 2017. In addition, we contributed our subsea rentals business into Ashtead in exchange for a 40% interest in the combined business in the first quarter of 2018. Due to these changes, our results of operations for the first quarter of 2018 may not be comparable to historical results of operations for the first quarter of 2017 period. Refer to Note 4 Acquisitions & Dispositions for additional information.
Revenue
Our revenue for the three months ended March 31, 2018 increased $79.1 million, or 46.3%, to $250.2 million compared to the three months ended March 31, 2017. In general, the increase in revenue is due to the higher market activity resulting from higher commodity prices. For the three months ended March 31, 2018, our Drilling & Subsea, Completions, and Production & Infrastructure segments comprised 20.9%, 44.6%, and 34.5% of our total revenue, respectively, which compared to 36.2%, 24.3%, and 39.5% of total revenue, respectively, for the three months ended March 31, 2017. The changes in revenue by operating segment consisted of the following:
Drilling & Subsea segment — Revenue decreased $9.5 million, or 15.4%, to $52.3 million in the three months ended March 31, 2018 compared to the three months ended March 31, 2017. Approximately $7.2 million of the decrease relates to lower sales of our subsea products due to the contribution of our subsea rentals business into Ashtead in exchange for a 40% interest in the combined business as well as lower sales volumes for our remotely operated subsea vehicles and associated products, which was largely attributable to reduced investment in global offshore projects. The remaining decrease relates to our drilling products, which had particularly strong sales volumes in the first quarter of 2017 related to rig mud pump upgrades as a result of the steep increase in U.S. rig count in early 2017.
Completions segment — Revenue increased $70.1 million, or 165.4%, to $112.5 million in the three months ended March 31, 2018 compared to the three months ended March 31, 2017. Segment revenue in 2018 includes $37.0 million of revenue from the fourth quarter 2017 acquisition of the remaining membership interest of Global Tubing and $5.2 million from the third quarter 2017 acquisition of Multilift. Refer to Note 4 Acquisitions & Dispositions for additional information. The remaining increase is primarily related to $25.2 million of higher sales volumes for our well stimulation and intervention products, particularly North America sales of pressure control equipment and other products used in the well completion and intervention service market, driven by an increase in drilling and completions spending of exploration and production companies.
Production & Infrastructure segment — Revenue increased $18.8 million, or 27.9%, to $86.4 million in the three months ended March 31, 2018 compared to the three months ended March 31, 2017. The increase in drilling and completions budgets of exploration and production companies and resulting infrastructure spending have led to increased sales of our valve products and surface production equipment. Approximately $12.1 million of the increase is due to higher sales volumes of valve products, particularly sales into the North America oil and gas market. The remaining increase is attributable to higher sales volumes of our activity-based surface production equipment to exploration and production operators.
Segment operating loss and segment operating margin percentage
Segment operating loss for the three months ended March 31, 2018, improved $14.5 million from a loss of $20.2 million for the three months ended March 31, 2017 to a loss of $5.8 million for the three months ended March 31, 2018. For the three months ended March 31, 2018, the segment operating margin percentage of (2.3)% represents an improvement from the (11.8)% operating margin percentage for three months ended March 31, 2017. The segment operating margin percentage is calculated by dividing segment operating loss by revenue for the period. The change in operating margin percentage for each segment is explained as follows:
Drilling & Subsea segment — The operating margin percentage for this segment was (19.5)% for the three months ended March 31, 2018 compared to (13.5)% for the three months ended March 31, 2017. The primary driver for this decrease in operating margin percentage is lower activity levels as discussed above, particularly our capital products, which caused a loss of manufacturing scale efficiencies.
Completions segment — The operating margin percentage for this segment improved to 7.9% for the three months ended March 31, 2018, from (8.3)% for the three months ended March 31, 2017. The improvement in operating margin percentage is due to increased operating leverage on higher volumes, especially on consumable flow equipment sold to pressure pumping service companies. In addition, operating margin was positively impacted by the late 2017 acquisition of the remaining ownership interest of Global Tubing which was previously reported as an equity method investment in the first quarter of 2017. Results for the three months ended March 31, 2018 also included a $2.5 million charge for a write-down of obsolete product inventory.
Production & Infrastructure segment — The operating margin percentage for this segment improved to 4.8% for the three months ended March 31, 2018, from (0.8)% for the three months ended March 31, 2017. The improvement in operating margin percentage is driven by increased operating leverage on higher sales volumes for our valves products partially offset by incremental costs associated with international expansion and lower margins on sales of surface production equipment.
Corporate — Selling, general and administrative expenses for Corporate increased by $0.8 million, or 9.9% to $8.6 million, for the three months ended March 31, 2018 compared to the three months ended March 31, 2017, due to higher personnel costs. Corporate costs include, among other items, payroll related costs for general management and management of finance and administration, legal, human resources; professional fees for legal, accounting and related services; and marketing costs.
Other items not included in segment operating loss
Several items are not included in segment operating loss, but are included in total operating loss. These items include transaction expenses and gains and losses on the disposal of assets. Transaction expenses relate to legal and other advisory costs incurred in acquiring businesses and are not considered to be part of segment operating loss. These costs were $1.3 million for the three months ended March 31, 2018 and $0.6 million for the three months ended March 31, 2017.
Other income and expense
Other income and expense includes interest expense, foreign exchange gains and losses and a gain recognized on the contribution of our subsea rentals business. We incurred $8.1 million of interest expense during the three months ended March 31, 2018, an increase of $1.5 million from three months ended March 31, 2017 primarily due to an increase in outstanding borrowings under our revolving line of credit. The foreign exchange losses are primarily the result of movements in the British pound and the Euro relative to the U.S. dollar. These movements in exchange rates create foreign exchange gains or losses when applied to monetary assets or liabilities denominated in currencies other than the location’s functional currency, primarily U.S. dollar denominated cash, trade account receivables and net intercompany receivable balances for our entities using a functional currency other than the U.S. dollar. In the first quarter of 2018, we recognized a gain of $33.5 million as a result of the deconsolidation of our Forum Subsea Rentals business. Refer to Note 4 Acquisitions & Dispositions for additional information.
Taxes
The effective tax rate, calculated by dividing total tax benefit by income (loss) before income taxes, was a benefit of 85.1% for three months ended March 31, 2018 compared to a benefit of 45.1% for the three months ended March 31, 2017. The effective tax rate for 2018 is significantly different than the comparable period in 2017 primarily due to the reduction in the U.S. corporate income tax rate as well as a benefit related to the adjustment of the provisional tax impact of tax reform initially recorded in the prior quarter. Furthermore, the effective tax rate can vary from period to period depending on the Company’s relative mix of U.S. and non-U.S. earnings and losses by jurisdiction.
On December 22, 2017, the U.S. enacted the Tax Cuts and Jobs Act of 2017 (“U.S. Tax Reform”), a comprehensive U.S. tax reform package that, effective January 1, 2018, among other things, lowered the corporate income tax rate from 35% to 21% and moved the country towards a territorial tax system with a one-time mandatory tax on previously deferred earnings of non-U.S. subsidiaries.
In the fourth quarter of 2017, we recorded provisional amounts related to the effects of U.S. Tax Reform including the recognition of liabilities for taxes on mandatory deemed repatriation of non-U.S. earnings and re-measurement of deferred taxes based on the new U.S. corporate income tax rate of 21%. We have updated these provisional amounts in the first quarter of 2018 based on additional guidance recently issued by the U.S. Internal Revenue Service resulting in an income tax benefit of $16.2 million in the quarter. This adjustment to our provisional estimate of the effects of U.S. Tax Reform results in an overall benefit of $6.1 million.
As we do not have all the necessary information to analyze all income tax effects of the new rules, these amounts remain provisional and we believe they represent a reasonable estimate of the accounting implications of U.S. Tax Reform. The ultimate impact of U.S. Tax Reform continues to be subject to adjustment as further guidance is provided by the U.S. Internal Revenue Service regarding the application of the new U.S. corporate income tax laws. We expect to complete our detailed analysis no later than the fourth quarter of 2018.

Liquidity and capital resources
Sources and uses of liquidity
Our internal sources of liquidity are cash on hand and cash flows from operations, while our primary external sources include trade credit and our credit facility and senior notes described below. Our primary uses of capital have been for acquisitions, ongoing maintenance and growth capital expenditures, inventories and sales on credit to our customers. We continually monitor potential capital sources, including equity and debt financing, to meet our investment and target liquidity requirements. Our future success and growth will be highly dependent on our ability to continue to access outside sources of capital.
At March 31, 2018, we had cash and cash equivalents of $42.3 million and total debt of $457.7 million. We believe that cash on hand and cash generated from operations will be sufficient to fund operations, working capital needs, capital expenditure requirements and financing obligations for the foreseeable future.
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
Although we do not budget for acquisitions, pursuing growth through acquisitions is a significant part of our business strategy. We expanded and diversified our product portfolio with the acquisition of three businesses in 2017 for total cash and stock consideration of approximately $340.7 million, net of cash acquired. For additional information, see Note 4 Acquisitions & Dispositions. We continue to actively review acquisition opportunities on an ongoing basis, and we may fund future acquisitions with cash and/or equity. Our ability to make significant additional acquisitions for cash may require us to pursue additional equity or debt financing, which we may not be able to obtain on terms acceptable to us or at all.
Our cash flows for the three months ended March 31, 2018 and 2017 are presented below (in millions):

	Three months ended March 31,
	2018	2017
Net cash used in operating activities	$(19.3)	$(15.0)
Net cash used in investing activities	—	(13.2)
Net cash used in financing activities	(52.7)	(3.5)
Effect of exchange rate changes on cash	(0.9)	2.2
Net decrease in cash, cash equivalents and restricted cash	$(72.9)	$(29.5)
Net cash used in operating activities
Net cash used in operating activities was $19.3 million and $15.0 million for the three months ended March 31, 2018 and 2017, respectively. Due to improved operating results, net income adjusted for non-cash items provided $19.7 million of cash for the three months ended March 31, 2018 as compared to $9.6 million of cash used for the same period in 2017. However, higher investments in working capital used cash of $39.1 million for the three months ended March 31, 2018 as compared to $5.4 million for the same period in 2017. The increase in working capital in the first three months of 2018 is primarily due to investments in inventory in anticipation of growth in market demand for our products.
Net cash used in investing activities
Net cash used in investing activities was approximately zero and $13.2 million for the three months ended March 31, 2018 and 2017, respectively. The decrease was primarily due to $5.1 million of proceeds from the sale of business, property and equipment in the three months ended March 31, 2018 as compared to $8.7 million of cash consideration paid for an acquisition in the first quarter of 2017. Capital expenditures for the three months ended March 31, 2018 were $5.1 million as compared to $3.5 million for the comparable prior period.

Net cash used in financing activities
Net cash used in financing activities was $52.7 million and $3.5 million for the three months ended March 31, 2018 and 2017, respectively. The increase primarily resulted from a $49.8 million increase in repayments of debt in the three months ended March 31, 2018 as compared to the same period in 2017.
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
Credit Facility
On October 30, 2017, we amended and restated the Credit Facility to, among other things, increase revolving credit commitments from $140.0 million to $300.0 million, including up to $30.0 million available to certain Canadian subsidiaries of the Company for loans in United States or Canadian dollars, $25.0 million available for letters of credit issued for the account of the Company and certain of its domestic subsidiaries and $3.0 million available for letters of credit issued for the account of Canadian subsidiaries of the Company. Availability under the Credit Facility is subject to a borrowing base calculated by reference to eligible accounts receivable in the United States, Canada and certain other jurisdictions (subject to a cap) and eligible inventory in the United States and Canada. Our borrowing capacity under the Credit Facility could be reduced or eliminated, depending on future receivables and fluctuations in our inventory. The Credit Facility matures in July 2021, but if our outstanding Notes due October 2021 are refinanced or replaced with indebtedness maturing in or after February 2023, the final maturity of the 2017 Credit Facility will automatically extend to October 2022.
If excess availability under the Credit Facility falls below the greater of 10.0% of the borrowing base and $20.0 million, we will be required to maintain a fixed charge coverage ratio of at least 1.00:1.00 as of the end of each fiscal quarter until excess availability under the Credit Facility exceeds such thresholds for at least 60 consecutive days.
Off-balance sheet arrangements
As of March 31, 2018, we had no off-balance sheet instruments or financial arrangements, other than operating leases and letters of credit entered into in the ordinary course of business.
Contractual obligations
Except for net repayments under the Credit Facility, as of March 31, 2018, there have been no material changes in our contractual obligations and commitments disclosed in the Annual Report.
Critical accounting policies and estimates
Beginning January 1, 2018, we implemented ASC 606, Revenue from Contracts with Customers.  Although the new revenue standard is not expected to have a material impact on our ongoing net income, we did implement new policies based on the five-step model provided in the new revenue standard and changes to our processes related to revenue recognition. There have been no other material changes in our critical accounting policies and procedures during the three months ended March 31, 2018.
For a detailed discussion of our critical accounting policies and estimates, refer to our 2017 Annual Report on Form 10-K. For recent accounting pronouncements, refer to Note 2 Recent Accounting Pronouncements.

Item 3. Quantitative and qualitative disclosures about market risk
We are currently exposed to market risk from changes in foreign currency and changes in interest rates. From time to time, we may enter into derivative financial instrument transactions to manage or reduce our market risk, but we do not enter into derivative transactions for speculative purposes.
There have been no significant changes to our market risk since December 31, 2017. For a discussion of our exposure to market risk, refer to Part II, Item 7(a), “Quantitative and Qualitative Disclosures About Market Risk,” in our 2017 Annual Report on Form 10-K.

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
Our management, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b) as of March 31, 2018. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of March 31, 2018 due to a previously disclosed material weakness in internal control over financial reporting as discussed below. This material weakness was identified and discussed in “Part II - Item 9A - Controls and Procedures” of our Annual Report on Form 10-K for the year ended December 31, 2017.
Notwithstanding this material weakness, our Chief Executive Officer and Chief Financial Officer have concluded that the consolidated financial statements included in this Form 10-Q fairly present, in all material respects, the financial position, results of operations and cash flows for the periods presented in accordance with U.S. generally accepted accounting principles.
In conducting management's evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2018, we have excluded Global Tubing, LLC, because it was acquired by the Company in a purchase business combination in the fourth quarter of 2017. The total assets and total revenues of Global Tubing, LLC, a wholly-owned subsidiary, constituted approximately 7% of our total consolidated assets as of March 31, 2018 and approximately 15% of our total consolidated revenues for the three months ended March 31, 2018.
Material Weakness in Internal Control Over Financial Reporting
We identified the following material weakness in the operation of our internal control over financial reporting:
As previously disclosed in our 2017 Annual Report on Form 10-K, we did not maintain effective controls over the development of fair value measurements utilized in the application of the acquisition method of accounting for business combinations, and for purposes of testing goodwill for impairment. Specifically, our review procedures over the development and application of inputs, assumptions, and calculations used in fair value measurements associated with business combinations and goodwill impairment testing did not operate at an appropriate level of precision commensurate with our financial reporting requirements. This control deficiency resulted in an adjustment to the gain realized upon the consolidation of Global Tubing, LLC which was recorded prior to the issuance of the Company’s consolidated financial statements as of and for the fiscal year ended December 31, 2017. Additionally, this control deficiency could result in a misstatement of the aforementioned account balances or disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, our management has determined that this control deficiency constitutes a material weakness.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim consolidated financial statements will not be prevented or detected on a timely basis. This material weakness did not result in a restatement of any of the Company’s previously filed consolidated financial statements. As of the end of the period covered by this Form 10-Q, the identified material weakness has not been remediated; however, management has taken steps towards the remediation plan outlined below.
Remediation Plans
Our management, with oversight from our Audit Committee, has initiated a plan to remediate the material weakness previously identified in the Annual Report on Form 10-K for the period ended December 31, 2017. These plans include the implementation of additional controls and procedures to address the development of fair value measurements utilized in the application of the acquisition method of accounting for business combinations, and for purposes of testing goodwill for impairment. These new controls and procedures are in the process of being implemented and will be tested when we perform our annual goodwill impairment testing for the year ending December 31, 2018, or earlier should a business acquisition occur or an interim impairment assessment become necessary. Until management has tested the remediation and concluded that the controls are operating effectively as designed, the material weakness will continue to exist.
Changes in Internal Control over Financial Reporting
Beginning January 1, 2018, we adopted ASC 606, Revenue from Contracts with Customers. Although the new revenue standard is not expected to have a material financial impact, we implemented changes to our processes related to revenue recognition and the control activities within them. These included the development of new policies based on the five-step model provided in the new revenue standard, ongoing contract review requirements and gathering of information provided for disclosures.
Except for the material weakness remediation efforts identified above and changes associated with the implementation of the new revenue standard noted above, there were no other changes in our internal control over financial reporting during the quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
Information related to Item 1. Legal Proceedings is included in Note 11 Commitments and Contingencies, which is incorporated herein by reference.
Item 1A. Risk Factors
For additional information about our risk factors, see “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2017.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Following is a summary of our repurchases of our common stock during the three months ended March 31, 2018.

Period	Total number of shares purchased (a)	Average price paid per share	Total number of shares purchased as part of publicly announced plan or programs (b)	Maximum value of shares that may yet be purchased under the plan or program (in thousands) (b)
January 1, 2018 - January 31, 2018	2,187	$15.55	—	$49,752
February 1, 2018 - February 28, 2018	2,643	$12.00	—	$49,752
March 1, 2018 - March 31, 2018	—	$—	—	$49,752
Total	4,830	$13.61	—
(a) All of the 4,830 shares purchased during the three months ended March 31, 2018 were acquired from employees in connection with the settlement of income tax and related benefit withholding obligations arising from the vesting of restricted stock grants. These shares were not part of a publicly announced program to purchase common stock.
(b) In October 2014, our board of directors approved a program for the repurchase of outstanding shares of our common stock with an aggregate purchase amount of up to $150 million. From the inception of this program through March 31, 2018, we have repurchased approximately 4.5 million shares of our common stock for aggregate consideration of approximately $100.2 million. Remaining authorization under this program is $49.8 million.
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
Not applicable.
Item 5. Other Information
None.
Item 6. Exhibits

Exhibit
Number		DESCRIPTION

10.1*	—
Severance Agreement, dated February 16, 2018, by and between Forum Energy Technologies, Inc. and Pablo G. Mercado (incorporated herein by reference to Exhibit 10.1 on the Company’s Current Report on Form 8-K, filed on February 21, 2018).

10.2*	—
Severance Agreement, dated February 16, 2018, by and between Forum Energy Technologies, Inc. and Michael D. Danford (incorporated herein by reference to Exhibit 10.2 on the Company’s Current Report on Form 8-K, filed on February 21, 2018).

10.3*	—
Employment Agreement, dated February 16, 2018, by and between Forum Energy Technologies, Inc. and C. Christopher Gaut (incorporated herein by reference to Exhibit 10.3 on the Company’s Current Report on Form 8-K, filed on February 21, 2018).

10.4**	—	Form of Restricted Stock Agreement (Directors).

10.5**	—	Form of Restricted Stock Unit Agreement (Directors).

10.6**	—	Form of Restricted Stock Unit Agreement (Employees and Consultants - Group 1)

10.7**	—	Form of Restricted Stock Unit Agreement (Employees and Consultants - Group 2)

10.8**	—	Form of Nonstatutory Stock Option Agreement (Employees and Consultants)

10.9**	—	Form of Performance Share Award Agreement (Employees and Consultants)

31.1**	—	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	—	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1***	—	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2***	—	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	—	XBRL Instance Document.

101.SCH**	—	XBRL Taxonomy Extension Schema Document.

101.CAL**	—	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB**	—	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE**	—	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF**	—	XBRL Taxonomy Extension Definition Linkbase Document.
*Previously filed.
**Filed herewith.
***Furnished herewith.

SIGNATURES
As required by Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has authorized this report to be signed on its behalf by the undersigned authorized individuals.

FORUM ENERGY TECHNOLOGIES, INC.
Date:	May 2, 2018	By:	/s/ Pablo G. Mercado
Pablo G. Mercado
Senior Vice President and Chief Financial Officer
(As Duly Authorized Officer and Principal Financial Officer)

		By:	/s/ Tylar K. Schmitt
Tylar K. Schmitt
Vice President and Chief Accounting Officer
(As Duly Authorized Officer and Principal Accounting Officer)