Form 10-Q
period 2018-06-30
FORUM ENERGY TECHNOLOGIES, INC.
filed 2018-08-01
CIK 1401257

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________________
FORM 10-Q
___________________________________

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2018
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of large accelerated filer, accelerated filer, smaller reporting company, and emerging growth company in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐
Non-accelerated filer ☐	(Do not check if a smaller reporting company)
Smaller reporting company ☐	Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of July 31, 2018 there were 108,955,971 common shares outstanding.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
Forum Energy Technologies, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share information)	2018	2017	2018	2017
Revenue	$274,003	$201,115	$524,234	$372,211
Cost of sales	201,334	151,860	384,278	283,977
Gross profit	72,669	49,255	139,956	88,234
Operating expenses
Selling, general and administrative expenses	71,488	61,895	143,579	122,569
Transaction expenses	59	245	1,395	873
Goodwill and intangible asset impairments	14,477	68,004	14,477	68,004
Loss (gain) on disposal of assets and other	(1,303)	1,635	(1,700)	1,389
Total operating expenses	84,721	131,779	157,751	192,835
Earnings (loss) from equity investment	350	2,568	(613)	4,030
Operating loss	(11,702)	(79,956)	(18,408)	(100,571)
Other expense (income)
Interest expense	7,861	6,385	15,948	12,965
Foreign exchange and other losses (gains), net	(5,860)	2,602	(2,309)	4,148
Gain on contribution of subsea rentals business	—	—	(33,506)	—
Total other (income) expense, net	2,001	8,987	(19,867)	17,113
Income (loss) before income taxes	(13,703)	(88,943)	1,459	(117,684)
Income tax expense (benefit)	1,646	(11,070)	(11,258)	(24,043)
Net income (loss)	(15,349)	(77,873)	12,717	(93,641)

Weighted average shares outstanding
Basic	108,714	96,170	108,569	96,016
Diluted	108,714	96,170	110,821	96,016
Earnings (loss) per share
Basic	$(0.14)	$(0.81)	$0.12	$(0.98)
Diluted	(0.14)	(0.81)	0.11	(0.98)

Other comprehensive income (loss), net of tax:
Net income (loss)	(15,349)	(77,873)	12,717	(93,641)
Change in foreign currency translation, net of tax of $0	(18,635)	15,325	(12,348)	22,547
Gain (loss) on pension liability	55	(82)	71	(97)
Comprehensive income (loss)	$(33,929)	$(62,630)	$440	$(71,191)
The accompanying notes are an integral part of these condensed consolidated financial statements.

Forum Energy Technologies, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)

(in thousands, except share information)	June 30, 2018	December 31, 2017
Assets
Current assets
Cash and cash equivalents	$39,105	$115,216
Accounts receivable—trade, net	210,925	202,914
Inventories, net	486,200	443,177
Prepaid expenses and other current assets	17,941	19,490
Accrued revenue	1,796	—
Costs and estimated profits in excess of billings	9,488	9,584
Total current assets	765,455	790,381
Property and equipment, net of accumulated depreciation	181,611	197,281
Deferred financing costs, net	2,485	2,900
Intangible assets	399,485	443,064
Goodwill	751,134	755,245
Investment in unconsolidated subsidiary	41,152	—
Deferred income taxes, net	6,690	3,344
Other long-term assets	9,318	3,013
Total assets	$2,157,330	$2,195,228
Liabilities and equity
Current liabilities
Current portion of long-term debt	$1,079	$1,156
Accounts payable—trade	153,101	137,684
Accrued liabilities	63,385	66,765
Deferred revenue	5,821	8,819
Billings in excess of costs and profits recognized	6,004	1,881
Total current liabilities	229,390	216,305
Long-term debt, net of current portion	465,853	506,750
Deferred income taxes, net	12,331	31,232
Other long-term liabilities	31,781	31,925
Total liabilities	739,355	786,212
Commitments and contingencies
Equity
Common stock, $0.01 par value, 296,000,000 shares authorized, 117,066,561 and 116,343,656 shares issued	1,171	1,163
Additional paid-in capital	1,204,967	1,195,339
Treasury stock at cost, 8,198,101 and 8,190,362 shares	(134,404)	(134,293)
Retained earnings	450,485	438,774
Accumulated other comprehensive loss	(104,244)	(91,967)
Total equity	1,417,975	1,409,016
Total liabilities and equity	$2,157,330	$2,195,228
The accompanying notes are an integral part of these condensed consolidated financial statements.

Forum Energy Technologies, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
(in thousands, except share information)	2018	2017
Cash flows from operating activities
Net income (loss)	$12,717	$(93,641)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation expense	16,358	17,226
Amortization of intangible assets	20,932	13,104
Goodwill and intangible asset impairments	14,477	68,004
Inventory write down	8,002	769
Share-based compensation expense	10,616	9,850
(Earnings) loss from unconsolidated subsidiary, net of distributions	613	(2,329)
Gain on contribution of subsea rentals business	(33,506)	—
Deferred income taxes	(22,247)	(24,435)
Other	1,528	3,353
Changes in operating assets and liabilities
Accounts receivable—trade	(15,636)	(37,644)
Inventories	(52,679)	(16,800)
Prepaid expenses and other assets	(2,122)	2,232
Income tax receivable	—	30,929
Cost and estimated profit in excess of billings	109	1,914
Accounts payable, deferred revenue and other accrued liabilities	10,978	35,183
Billings in excess of costs and estimated profits earned	4,123	(2,956)
Net cash provided by (used in) operating activities	$(25,737)	$4,759
Cash flows from investing activities
Capital expenditures for property and equipment	(14,140)	(13,020)
Acquisition of businesses, net of cash acquired	—	(8,738)
Investment in unconsolidated subsidiary	—	(1,041)
Proceeds from sale of business, property and equipment	8,809	1,699
Net cash used in investing activities	$(5,331)	$(21,100)
Cash flows from financing activities
Borrowings of debt	50,000	—
Repayments of debt	(91,678)	(1,011)
Repurchases of stock	(2,212)	(4,564)
Proceeds from stock issuance	—	2,020
Net cash used in financing activities	$(43,890)	$(3,555)

Effect of exchange rate changes on cash	(1,153)	5,944

Net decrease in cash, cash equivalents and restricted cash	(76,111)	(13,952)
Cash, cash equivalents and restricted cash at beginning of period	115,216	234,422
Cash, cash equivalents and restricted cash at end of period	$39,105	$220,470

Noncash investing activities
Acquisition via issuance of stock	$—	$4,500
Assets contributed for equity method investment	$18,070	$—
Note receivable related to equity method investment transaction	$4,067	$—
The accompanying notes are an integral part of these condensed consolidated financial statements.

Forum Energy Technologies, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
1. Organization and Basis of Presentation
Forum Energy Technologies, Inc. (the “Company,” “we,” “our,” or, “us”), a Delaware corporation, is a global oilfield products company, serving the drilling, subsea, completion, production and infrastructure sectors of the oil and natural gas industry. The Company designs, manufactures and distributes products and engages in aftermarket services, parts supply and related services that complement the Company’s product offering.
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of the Company include the accounts of the Company and its subsidiaries. All significant intercompany transactions have been eliminated in consolidation.
Our investments in operating entities where we have the ability to exert significant influence, but do not control operating and financial policies, are accounted for using the equity method of accounting, with our share of the net income reported in “Earnings (loss) from equity investment” in the condensed consolidated statements of comprehensive income (loss). These investments are included in “Investment in unconsolidated subsidiary” in the condensed consolidated balance sheets. The Company’s share of equity earnings and losses are reported within operating loss, as the investee’s operations are integral to the operations of the Company.
In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for the fair statement of the Company’s financial position, results of operations and cash flows have been included. Operating results for the six months ended June 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018 or any other interim period.
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
Accounting Standards Adopted in 2018
Revenue Recognition. In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (“Topic 606”). Topic 606 supersedes existing revenue recognition guidance and requires revenue to be recognized when promised goods or services are transferred to customers in amounts that reflect the consideration to which the company expects to be entitled in exchange for those goods or services. We adopted Topic 606 as of January 1, 2018 using the modified retrospective transition method applied to contracts that were not completed as of that date. As such, the comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods. The adoption of Topic 606 did not have a material impact on the timing or amounts of revenue recognized in our unaudited condensed consolidated financial statements. We did not recognize any cumulative-effect adjustment to retained earnings upon adoption as the impact was immaterial. Refer to Note 3 Revenues for additional information related to our revenue recognition policies and incremental disclosures following the adoption of Topic 606.
Modification Accounting for Stock Compensation. In May 2017, the FASB issued ASU No. 2017-09 Compensation - Stock Compensation (Topic 718) - Scope of Modification Accounting, which clarifies when to account for a change to the terms or conditions of a share based payment award as a modification. Under the new ASU, an entity should apply modification accounting unless the fair value, the vesting conditions, and the classification as equity or liability of the modified award all remain the same as the original award. We applied the update prospectively beginning January 1, 2018. The adoption of this new guidance had no impact on our unaudited condensed consolidated financial statements or related disclosures.

Forum Energy Technologies, Inc. and subsidiaries
Notes to condensed consolidated financial statements (continued)
(Unaudited)

Clarifying the Definition of a Business. In January 2017, the FASB issued ASU No. 2017-01 Business Combinations (Topic 805) - Clarifying the Definition of a Business, in an effort to clarify the definition of a business, with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. We applied the update prospectively beginning January 1, 2018. The adoption of this new guidance had no material impact on our unaudited condensed consolidated financial statements or related disclosures.
Deferred Taxes on Intra-Entity Asset Transfers. In October 2016, the FASB issued ASU No. 2016-16 Income Tax (Topic 740) - Intra-Entity Transfers of Assets Other Than Inventory. Previous GAAP prohibited the recognition of current and deferred income taxes for an intra-entity asset transfer until the asset was sold to an outside party. This new guidance eliminated this exception and requires the income tax consequences of an intra-entity transfer of an asset other than inventory to be recognized when the transfer occurs. As required, we applied this update on a modified retrospective basis resulting in a $1.0 million direct cumulative-effect adjustment to retained earnings as of January 1, 2018.
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
Restricted Cash Presentation. In November 2016, the FASB issued ASU No. 2016-18 Statement of Cash Flows (Topic 230) - Restricted Cash, a consensus of the FASB Emerging Issues Task Force. This new guidance requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. We applied the update prospectively beginning January 1, 2018. The adoption of this new guidance did not have a material impact on our unaudited condensed consolidated financial statements.
Accounting Standards Issued But Not Yet Adopted
Stranded Tax Effects from the Tax Cuts and Jobs Act. In February 2018, the FASB issued ASU No. 2018-02 Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. U.S. GAAP requires deferred tax liabilities and assets to be adjusted for the effect of a change in tax laws or rates, with the effect included in income from continuing operations in the reporting period that includes the enactment date, even in situations in which the related income tax effects of items in accumulated other comprehensive income were originally recognized in other comprehensive income (referred to as “stranded tax effects”). The amendments in this ASU allow a specific exception for reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act. The underlying guidance that requires that the effect of a change in tax laws or rates be included in income from continuing operations is not affected. In addition, the amendments in this update also require certain disclosures about stranded tax effects. The standard will take effect for public companies with fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. We are currently evaluating the impact of the adoption of this guidance.
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
The adoption of Topic 606 did not have a material impact on our consolidated financial position, results of operations, equity or cash flows as of the adoption date or for the three and six months ended June 30, 2018. Furthermore, we expect the impact of the adoption of the new standard to be immaterial to our revenue and gross profit on an ongoing basis.
The following table summarizes the impacts of adopting Topic 606 on our consolidated financial statements as of January 1, 2018:

	As Reported	Adjustments due to	As Adjusted
(in thousands, unaudited)	Dec. 31, 2017	ASC 606	Jan. 1, 2018
Accounts receivable—trade, net	$202,914	$(3,235)	$199,679
Accrued revenue	—	3,235	3,235
In accordance with the new revenue standard requirements, the disclosure of the impact of adoption on our consolidated statement of comprehensive income and balance sheet is shown in the tables below. The immaterial impact to revenue and cost of sales relates to a change in the timing of revenue recognition for certain short-term contracts in our subsea product line.

	Three Months Ended June 30, 2018
(in thousands, unaudited)	As Reported	Amount Without Adoption of ASC 606	Effect of Change Higher/(Lower)
Income Statement
Revenue	$274,003	$274,366	$(363)
Cost of sales	201,334	201,749	(415)
Gross profit	$72,669	$72,617	$52

	Six Months Ended June 30, 2018
(in thousands, unaudited)	As Reported	Amount Without Adoption of ASC 606	Effect of Change Higher/(Lower)
Income Statement
Revenue	$524,234	$524,234	$—
Cost of sales	384,278	384,278	—
Gross profit	$139,956	$139,956	$—

Balance Sheet
Accounts receivable—trade, net	$210,925	$212,721	$(1,796)
Accrued revenue	1,796	—	1,796
Revenue Recognition Policies
Revenue is recognized in accordance with ASC Topic 606 when control of the promised goods or services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services.

Forum Energy Technologies, Inc. and subsidiaries
Notes to condensed consolidated financial statements (continued)
(Unaudited)

Contract Identification. We account for a contract when it is approved, both parties are committed, the rights of the parties are identified, payment terms are defined, the contract has commercial substance and collection of consideration is probable.
Performance Obligations. A performance obligation is a promise in a contract to transfer a distinct good or service to the customer under Topic 606. The majority of our contracts with customers contain a single performance obligation to provide agreed-upon products or services. For contracts with multiple performance obligations, we allocate revenue to each performance obligation based on its relative standalone selling price. In accordance with Topic 606, we do not assess whether promised goods or services are performance obligations if they are immaterial in the context of the contract with the customer. We have elected to apply the practical expedient to account for shipping and handling costs associated with outbound freight after control of a product has transferred to a customer as a fulfillment cost which is included in Cost of Sales. Furthermore, since our customer payment terms are short-term in nature, we have also elected to apply the practical expedient which allows an entity to not adjust for the effects of a significant financing component if it expects that the customer’s payment period will be less than one year in duration.
Contract Value. Revenue is measured based on the amount of consideration specified in the contracts with our customers and excludes any amounts collected on behalf of third parties. We have elected the practical expedient to exclude amounts collected from customers for all sales (and other similar) taxes.
The estimation of total revenue from a customer contract is subject to elements of variable consideration. Certain customers may receive rebates or discounts which are accounted for as variable consideration. We estimate variable consideration as the most likely amount to which we expect to be entitled, and we include estimated amounts in the transaction price to the extent it is probable that a significant reversal of cumulative revenue will not occur when the uncertainty associated with the variable consideration is resolved. Our estimate of variable consideration and determination of whether to include estimated amounts in the transaction price are based largely on an assessment of our anticipated performance and all information (historic, current, forecast) that is reasonably available to us.
Timing of Recognition. We recognize revenue when we satisfy a performance obligation by transferring control of a product or service to a customer. Our performance obligations are satisfied at a point in time or over time as work progresses.
Revenue from goods transferred to customers at a point in time accounted for 96% of revenues for both the three and six months ended June 30, 2018. The majority of this revenue is product sales, which are generally recognized when items are shipped from our facilities and title passes to the customer. The amount of revenue recognized for products is adjusted for expected returns, which are estimated based on historical data.
Revenue from goods transferred to customers over time accounted for 4% of revenues for both the three and six months ended June 30, 2018, which is primarily related to contracts in our Subsea and Production Equipment product lines. Recognition over time for these contracts is supported by our assessment of the products supplied as having no alternative use to us and by clauses in the contracts that provide us with an enforceable right to payment for performance completed to date.
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
Contracts are sometimes modified to account for changes in product specifications or requirements. Most of our contract modifications are for goods and services that are not distinct from the existing contract. As such, these modifications are accounted for as if they were part of the existing contract, and therefore, the effect of the modification on the transaction price and our measure of progress for the performance obligation to which it relates is recognized as an

Forum Energy Technologies, Inc. and subsidiaries
Notes to condensed consolidated financial statements (continued)
(Unaudited)

adjustment to revenue on a cumulative catch-up basis. No adjustment to any one contract was material to our unaudited condensed consolidated financial statements for the three and six months ended June 30, 2018.
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
The following table reflects the changes in our contract assets and contract liabilities balances for the six months ended June 30, 2018:

	June 30, 2018	January 1, 2018	Increase / (Decrease)
			$	%
Accrued revenue	$1,796	$3,235
Costs and estimated profits in excess of billings	9,488	9,584
Contract assets	$11,284	$12,819	$(1,535)	(12)%

Deferred revenue	$5,821	$8,819
Billings in excess of costs and profits recognized	6,004	1,881
Contract liabilities	$11,825	$10,700	$1,125	11%
During the six months ended June 30, 2018, our contract assets decreased by $1.5 million primarily due to the timing of billings in our Production Equipment product line and our contract liabilities increased by $1.1 million primarily due to a down payment received for a large customer order in our subsea product line.
During the six months ended June 30, 2018, we recognized revenue of $7.2 million that was included in the contract liability balance at the beginning of the period.
In the second quarter 2018, our Subsea Technologies product line received an order to supply a submarine rescue vehicle and related equipment which is expected to be delivered in 2020. We use the cost-to-cost method to measure progress on this contract to recognize revenue over time. Other than this contract, all of our other contracts are less than one year in duration. As such, we have elected to apply the practical expedient which allows an entity to exclude disclosures about its remaining performance obligations if the performance obligation is part of a contract that has an original expected duration of one year or less.
4. Acquisitions & Dispositions
2018 Disposition of Forum Subsea Rentals
On January 3, 2018, we contributed our subsea rentals business to Ashtead Technology to create a leading independent provider of subsea survey and equipment rental services. In exchange, we received a 40% interest in the combined business (“Ashtead”), a cash payment of £2.7 million British Pounds and a note receivable from Ashtead of £3.0 million British Pounds. Our 40% interest in Ashtead is accounted for as an equity method investment and reported as Investment in unconsolidated subsidiary in our unaudited condensed consolidated balance sheets. In the first quarter

Forum Energy Technologies, Inc. and subsidiaries
Notes to condensed consolidated financial statements (continued)
(Unaudited)

of 2018, we recognized a gain of $33.5 million as a result of the deconsolidation of our Forum Subsea Rentals business, which is classified as Gain on contribution of subsea rentals business in the unaudited condensed consolidated statements of comprehensive income (loss). This gain is equal to the sum of the consideration received, which includes the fair value of our 40% interest in Ashtead, £2.7 million British Pounds in cash, and the £3.0 million British Pounds note receivable from Ashtead, less the $18.1 million carrying value of the Forum subsea rentals assets at the time of closing. The fair value of our 40% interest in Ashtead was determined based on the present value of estimated future cash flows of the combined entity as of January 3, 2018. The difference between the fair value of our 40% interest in Ashtead of $43.8 million and the book value of the underlying net assets resulted in a basis difference, which was allocated to fixed assets, intangible assets and goodwill based on their respective fair values as of January 3, 2018. The basis difference allocated to fixed assets and intangible assets will be amortized through equity earnings (loss) over the estimated life of the respective assets.
Pro forma results of operations for this transaction have not been presented because the effects were not material to the consolidated financial statements.
2017 Acquisition of Global Tubing
On October 2, 2017, we acquired all of the remaining ownership interests of Global Tubing, LLC (“Global Tubing”) from our joint venture partner and management for total consideration of approximately $290.3 million. We originally invested in Global Tubing with the joint venture partner and management in 2013. Prior to acquiring the remaining ownership interest in Global Tubing, we reported this investment using the equity method of accounting. The financial results for Global Tubing are reported in the Completions segment. Located in Dayton, Texas, Global Tubing provides coiled tubing, coiled line pipe and related services to customers worldwide. We believe that this strategic acquisition will further enhance our focus and strategy of expansion in the North American completions market. Global Tubing contributed revenues of $39.5 million and $76.5 million respectively during the three and six months ended June 30, 2018. Refer to Note 4. Acquisitions in our Annual Report for pro forma results of operations for this acquisition.
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
2017 Acquisition of Multilift
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
2017 Acquisition of Cooper Valves
On January 9, 2017, we acquired substantially all of the assets of Cooper Valves, LLC as well as 100% of the general partnership interests of Innovative Valve Components (collectively, “Cooper”) for total aggregate consideration of $14.0 million, after settlement of working capital adjustments. The aggregate consideration included the issuance of stock valued at $4.5 million and certain contingent stock issuances. These acquisitions are included in the Production & Infrastructure segment. The acquired Cooper brands include Accuseal® metal seated ball valves engineered to meet Class VI shut off standards for use in severe service applications, as well as a full line of Cooper Alloy® cast and forged gate, globe, and check valves. Innovative Valve Components, in partnership with Cooper Valves, commercialized critical service valves and components for the power generation, mining and oil and natural gas industries. The fair values of the assets acquired and liabilities assumed and pro forma results of operations have not been presented because they are not material to the consolidated financial statements.
5. Inventories
Our significant components of inventory at June 30, 2018 and December 31, 2017 were as follows (in thousands):

	June 30, 2018	December 31, 2017
Raw materials and parts	$194,743	$160,093
Work in process	45,696	51,941
Finished goods	309,195	305,461
Gross inventories	549,634	517,495
Inventory reserve	(63,434)	(74,318)
Inventories	$486,200	$443,177

Forum Energy Technologies, Inc. and subsidiaries
Notes to condensed consolidated financial statements (continued)
(Unaudited)

6. Goodwill and Intangible Assets
Goodwill
The changes in the carrying amount of goodwill from December 31, 2017 to June 30, 2018, were as follows (in thousands):

	Drilling & Subsea	Completions	Production & Infrastructure	Total
Goodwill Balance at December 31, 2017	$251,454	$484,345	$19,446	$755,245
Impact of non-U.S. local currency translation	(2,646)	(1,331)	(134)	(4,111)
Goodwill Balance at June 30, 2018	$248,808	$483,014	$19,312	$751,134
We perform our annual impairment tests of goodwill as of October 1, or when there is an indication an impairment may have occurred.
There was no impairment of goodwill during the three and six months ended June 30, 2018.
In the second quarter of 2017, there was a decline in oil prices and a developing consensus view that production from lower cost oil basins would be sufficient to meet anticipated demand for a longer period, delaying the need for production from higher cost basins. With this indication of further delays in the recovery of the offshore market, we performed an impairment test and determined that the carrying value of the goodwill in our Subsea reporting unit was impaired resulting in a $68.0 million charge in the second quarter 2017. Following this impairment charge, the Subsea reporting unit has no remaining balance in goodwill. There was no indication an impairment may have occurred in the other reporting units.
The fair values used in the impairment analysis were determined using the net present value of the expected future cash flows for the Subsea reporting unit. For the goodwill impairment analysis, we determine the fair value of the reporting unit as a whole using a discounted cash flow analysis, which requires significant assumptions and estimates about future operations. The assumptions about future cash flows and growth rates are based on our current budget as well as our strategic plans and management’s beliefs about future activity levels. The discount rate we used for future periods could change substantially if the cost of debt or equity were to significantly increase or decrease, or if we were to choose different comparable companies in determining the appropriate discount rate for our reporting units. Forecasted cash flows in future periods were estimated using a terminal value calculation, which considered long-term earnings growth rates.
Accumulated impairment losses on goodwill were $236.8 million as of each of June 30, 2018 and December 31, 2017.

Forum Energy Technologies, Inc. and subsidiaries
Notes to condensed consolidated financial statements (continued)
(Unaudited)

Intangible assets
Intangible assets consisted of the following as of June 30, 2018 and December 31, 2017, respectively (in thousands):

	June 30, 2018
	Gross Carrying Amount	Accumulated Amortization	Net Amortizable Intangibles	Amortization Period (In Years)
Customer relationships	$388,452	$(132,391)	$256,061	4-15
Patents and technology	108,590	(19,242)	89,348	5-17
Non-compete agreements	5,944	(5,552)	392	3-6
Trade names	62,591	(24,162)	38,429	10-15
Distributor relationships	22,160	(16,970)	5,190	8-15
Trademarks	10,319	(254)	10,065	15 - Indefinite
Intangible Assets Total	$598,056	$(198,571)	$399,485

	December 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Net Amortizable Intangibles	Amortization Period (In Years)
Customer relationships	$428,544	$(138,566)	$289,978	4-15
Patents and technology	110,910	(16,733)	94,177	5-17
Non-compete agreements	6,625	(6,041)	584	3-6
Trade names	64,359	(22,090)	42,269	10-15
Distributor relationships	22,160	(16,338)	5,822	8-15
Trademarks	10,319	(85)	10,234	15 - Indefinite
Intangible Assets Total	$642,917	$(199,853)	$443,064
Intangible assets with definite lives are tested for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. In the second quarter 2018, we made the decision to exit specific products within the Subsea and Downhole product lines. As a result, we recognized $14.5 million of impairment losses on certain intangible assets (primarily customer relationships).
7. Debt
Notes payable and lines of credit as of June 30, 2018 and December 31, 2017 consisted of the following (in thousands):

	June 30, 2018	December 31, 2017
6.25% Senior Notes due October 2021	$400,000	$400,000
Unamortized debt premium	1,380	1,583
Debt issuance cost	(3,671)	(4,222)
Senior secured revolving credit facility	68,000	108,446
Other debt	1,223	2,099
Total debt	466,932	507,906
Less: current maturities	(1,079)	(1,156)
Long-term debt	$465,853	$506,750

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
Availability under the Credit Facility is subject to a borrowing base calculated by reference to eligible accounts receivable in the U.S., Canada and certain other jurisdictions (subject to a cap) and eligible inventory in the U.S. and Canada. Our borrowing capacity under the Credit Facility could be reduced or eliminated, depending on future fluctuations in our balances of receivables and inventory. As of June 30, 2018, our total borrowing base was $299.4 million, of which $68.0 million was drawn and $12.9 million was used for security of outstanding letters of credit, resulting in availability of $218.5 million.
Borrowings under the U.S. Line bear interest at a rate equal to, at our option, either (a) the LIBOR rate or (b) a base rate determined by reference to the highest of (i) the rate of interest per annum determined from time to time by Wells Fargo as its prime rate in effect at its principal office in San Francisco, (ii) the federal funds rate plus 0.50% per annum and (iii) the one-month adjusted LIBOR plus 1.00% per annum, in each case plus an applicable margin. Borrowings under the Canadian Line bear interest at a rate equal to, at Forum Canada’s option, either (a) the CDOR rate or (b) a base rate determined by reference to the highest of (i) the prime rate for Canadian dollar commercial loans made in Canada as reported from time to time by Thomson Reuters and (ii) the CDOR rate plus 1.00%, in each case plus an applicable margin. The applicable margin for LIBOR and CDOR loans will initially range from 1.75% to 2.25%, depending upon average excess availability under the Credit Facility. After the first quarter ending on or after March 31, 2018 in which our total leverage ratio is less than or equal to 4.00:1.00, the applicable margin for LIBOR and CDOR loans will range from 1.50% to 2.00%, depending upon average excess availability under the Credit Facility. The weighted average interest rate under the Credit Facility was approximately 3.89% for the six months ended June 30, 2018.
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
If excess availability under the Credit Facility falls below the greater of 10% of the borrowing base and $20.0 million, we will be required to maintain a fixed charge coverage ratio of at least 1.00:1.00 as of the end of each fiscal quarter until excess availability under the Credit Facility exceeds such thresholds for at least 60 consecutive days.
Deferred Loan Costs
We have incurred loan costs that have been deferred and are amortized to interest expense over the term of the Senior Notes and the Amended Credit Facility.
Other Debt
Other debt consists primarily of various capital leases of equipment.

Forum Energy Technologies, Inc. and subsidiaries
Notes to condensed consolidated financial statements (continued)
(Unaudited)

Letters of Credit and Guarantees
We execute letters of credit in the normal course of business to secure the delivery of product from specific vendors and also to guarantee our fulfillment of performance obligations relating to certain large contracts. We had $13.5 million and $7.9 million in total outstanding letters of credit as of June 30, 2018 and December 31, 2017, respectively.
8. Income Taxes
We recorded tax expense of $1.6 million for the three months ended June 30, 2018 compared to an $11.1 million tax benefit recorded for the three months ended June 30, 2017. For the six months ended June 30, 2018, we recorded an $11.3 million tax benefit as compared to a tax benefit of $24.0 million for the six months ended June 30, 2017.
For interim periods, our income tax expense or benefit is computed based upon our estimated annual effective tax rate and any discrete items that impact the interim periods. Our estimated annual effective tax rate differs from the U.S. federal statutory rates of 21% and 35% for the periods in 2018 and 2017, respectively, primarily as a result of the impact of U.S. Tax Reform as discussed further below, losses in the U.K. for which the recording of a tax benefit is not available and higher projected state income taxes. The first half of 2018 included a $15.9 million income tax benefit from adjusting the provisional impact of tax reform initially recorded in the fourth quarter of 2017. For the six months ended June 30, 2017, the tax benefit was negatively impacted by a $68.0 million impairment loss related to non-tax deductible goodwill. Furthermore, the tax benefit or expense recorded can vary from period to period depending on the Company’s relative mix of U.S. and non-U.S. earnings and losses by jurisdiction.
On December 22, 2017, the U.S. enacted the Tax Cuts and Jobs Act of 2017 (“U.S. Tax Reform”), a comprehensive U.S. tax reform package that, effective January 1, 2018, among other things, lowered the corporate income tax rate from 35% to 21% and moved the country towards a territorial tax system with a one-time mandatory tax on previously deferred earnings of non-U.S. subsidiaries.
In the fourth quarter of 2017, we recorded provisional amounts related to the effects of U.S. Tax Reform including the recognition of liabilities for taxes on mandatory deemed repatriation of non-U.S. earnings and re-measurement of deferred taxes based on the new U.S. corporate income tax rate of 21%. We updated these provisional amounts in the first half of 2018 based on additional guidance issued by the U.S. Internal Revenue Service resulting in an income tax benefit of $15.9 million. This adjustment to our provisional estimate of the effects of U.S. Tax Reform results in an overall net benefit of $5.8 million.
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
9. Fair Value Measurements
At June 30, 2018 and December 31, 2017, the Company had $68.0 million and $108.4 million, respectively, of debt outstanding under the Credit Facility which incurs interest at a variable interest rate, and therefore, the carrying amount approximates fair value. The fair value of the debt is classified as a Level 2 measurement because interest rates charged are similar to other financial instruments with similar terms and maturities.
The fair value of our Senior Notes is estimated using Level 2 inputs in the fair value hierarchy and is based on quoted prices for those or similar instruments. At June 30, 2018, the fair value and the carrying value of our Senior Notes approximated $399.0 million and $401.4 million, respectively. At December 31, 2017, the fair value and the carrying value of our Senior Notes approximated $402.0 million and $401.6 million, respectively.
There were no other outstanding financial assets as of June 30, 2018 and December 31, 2017 that required measuring the amounts at fair value. We did not change our valuation techniques associated with recurring fair value measurements from prior periods, and there were no transfers between levels of the fair value hierarchy during the six months ended June 30, 2018.

Forum Energy Technologies, Inc. and subsidiaries
Notes to condensed consolidated financial statements (continued)
(Unaudited)

10. Business Segments
The Company reports its results of operations in the following three reportable segments: Drilling & Subsea, Completions and Production & Infrastructure. The amounts indicated below as “Corporate” relate to costs and assets not allocated to the reportable segments. Summary financial data by segment follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenue:
Drilling & Subsea	$59,907	$64,031	$112,255	$125,907
Completions	126,599	54,511	239,107	96,901
Production & Infrastructure	88,599	83,117	175,020	150,696
Eliminations	(1,102)	(544)	(2,148)	(1,293)
Total revenue	$274,003	$201,115	$524,234	$372,211

Operating loss
Drilling & Subsea	$(5,914)	$(6,367)	$(16,120)	$(14,708)
Completions	12,584	679	21,441	(2,837)
Production & Infrastructure	3,704	3,435	7,866	2,866
Corporate	(8,843)	(7,819)	(17,423)	(15,626)
Segment operating income (loss)	1,531	(10,072)	(4,236)	(30,305)
Transaction expenses	59	245	1,395	873
Goodwill and intangible asset impairments	14,477	68,004	14,477	68,004
Loss (gain) on disposal of assets and other	(1,303)	1,635	(1,700)	1,389
Operating loss	$(11,702)	$(79,956)	$(18,408)	$(100,571)
A summary of consolidated assets by reportable segment is as follows (in thousands):

	June 30, 2018	December 31, 2017
Drilling & Subsea	$634,318	$645,254
Completions	1,222,436	1,202,379
Production & Infrastructure	261,022	251,685
Corporate	39,554	95,910
Total assets	$2,157,330	$2,195,228
Corporate assets include, among other items, cash, prepaid assets and deferred financing costs.

Forum Energy Technologies, Inc. and subsidiaries
Notes to condensed consolidated financial statements (continued)
(Unaudited)

The following table presents our revenues disaggregated by product line (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Drilling Technologies	46,395	47,167	$89,163	$92,310
Subsea Technologies	13,512	16,864	23,092	33,597
Downhole Technologies	26,571	17,013	51,098	33,627
Stimulation and Intervention	60,505	37,498	111,492	63,274
Coiled Tubing	39,523	—	76,517	—
Production Equipment	35,269	32,297	66,725	57,018
Valve Solutions	53,330	50,820	108,295	93,678
Eliminations	(1,102)	(544)	(2,148)	(1,293)
Total revenue	274,003	201,115	$524,234	$372,211
The following table presents our revenues disaggregated by geography (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
United States	$203,966	$155,924	$394,030	$283,249
Canada	16,511	12,055	35,705	25,525
Europe & Africa	17,237	16,397	31,127	33,124
Middle East	16,388	5,328	26,958	9,687
Asia-Pacific	14,087	6,513	22,937	11,895
Latin America	5,814	4,898	13,477	8,731
Total Revenue	$274,003	$201,115	$524,234	$372,211

11. Commitments and Contingencies
In the ordinary course of business, the Company is, and in the future could be, involved in various pending or threatened legal actions that may or may not be covered by insurance. Management has reviewed such pending judicial and legal proceedings and the availability and limits of insurance coverage, and has established reserves that are believed to be appropriate in light of those outcomes that are considered to be probable and can be reasonably estimated. The reserves accrued at June 30, 2018 and December 31, 2017, respectively, are immaterial. It is management’s opinion that the Company’s ultimate liability, if any, with respect to these actions is not expected to have a material adverse effect on the Company’s financial position, results of operations or cash flows.

Forum Energy Technologies, Inc. and subsidiaries
Notes to condensed consolidated financial statements (continued)
(Unaudited)

12. Earnings Per Share
The calculation of basic and diluted earnings per share for each period presented was as follows (dollars and shares in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net income (loss)	$(15,349)	$(77,873)	$12,717	$(93,641)

Basic - weighted average shares outstanding	108,714	96,170	108,569	96,016
Dilutive effect of stock options and restricted stock	—	—	2,252	—
Diluted - weighted average shares outstanding	108,714	96,170	110,821	96,016

Earnings (loss) per share
Basic	$(0.14)	$(0.81)	$0.12	$(0.98)
Diluted	$(0.14)	$(0.81)	$0.11	$(0.98)
The calculation of diluted earnings per share excludes approximately 3.5 million shares that were anti-dilutive for the six months ended June 30, 2018. The calculation of diluted loss per share excludes all potentially dilutive shares for the three months ended June 30, 2018, and three and six months ended June 30, 2017, because there were net losses for the periods.
13. Stockholders' Equity
Share-based compensation
During the six months ended June 30, 2018, the Company granted 504,930 stock options, 1,181,249 shares of restricted stock and restricted stock units and 160,010 performance share awards with a market condition.
The stock options granted have an exercise price of $12.00 per share and vest ratably over 4 years. The 1,181,249 shares of restricted stock and restricted stock units include 1,068,749 shares granted to employees that vest ratably over 4 years and 112,500 shares granted to non-employee members of the Board of Directors that have a vesting period of 12 months.
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
15. Subsequent Event

On July 2, 2018, we acquired certain assets of ESP Completion Technologies LLC ("ESPCT"), a subsidiary of C&J Energy Services, for cash consideration. ESPCT consists of a portfolio of early stage technologies that maximize the run life of artificial lift systems, primarily electric submersible pumps. The fair values of the assets acquired and liabilities assumed as well as the pro forma results of operations for this acquisition have not been presented because they are not material to the consolidated financial statements.

Forum Energy Technologies, Inc. and subsidiaries
Notes to condensed consolidated financial statements (continued)
(Unaudited)

16. Condensed Consolidating Financial Statements
The Senior Notes are guaranteed by our domestic subsidiaries which are 100% owned, directly or indirectly, by the Company. The guarantees are full and unconditional, joint and several, and on an unsecured basis.

Condensed consolidating statements of comprehensive income (loss)

	Three Months Ended June 30, 2018
	FET (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Revenue	$—	$241,127	$47,987	$(15,111)	$274,003
Cost of sales	—	177,090	39,801	(15,557)	201,334
Gross Profit	—	64,037	8,186	446	72,669
Operating Expenses
Selling, general and administrative expenses	—	58,739	12,749	—	71,488
Goodwill and intangible assets impairment	—	—	14,477	—	14,477
Transaction Expenses	—	59	—	—	59
Loss (gain) on disposal of assets and other	—	(1,703)	400	—	(1,303)
Total operating expenses	—	57,095	27,626	—	84,721
Earnings from equity investment	—	15	335	—	350
Equity loss from affiliate, net of tax	(9,072)	(18,300)	—	27,372	—
Operating loss	(9,072)	(11,343)	(19,105)	27,818	(11,702)
Other expense (income)
Interest expense (income)	7,946	31	(116)	—	7,861
Foreign exchange and other gains, net	—	(109)	(5,751)	—	(5,860)
Total other (income) expense, net	7,946	(78)	(5,867)	—	2,001
Loss before income taxes	(17,018)	(11,265)	(13,238)	27,818	(13,703)
Income tax expense (benefit)	(1,669)	(2,193)	5,508	—	1,646
Net loss	(15,349)	(9,072)	(18,746)	27,818	(15,349)

Other comprehensive income (loss), net of tax:
Net loss	(15,349)	(9,072)	(18,746)	27,818	(15,349)
Change in foreign currency translation, net of tax of $0	(18,635)	(18,635)	(18,635)	37,270	(18,635)
Gain on pension liability	55	55	55	(110)	55
Comprehensive loss	$(33,929)	$(27,652)	$(37,326)	$64,978	$(33,929)

Forum Energy Technologies, Inc. and subsidiaries
Notes to condensed consolidated financial statements (continued)
(Unaudited)

Condensed consolidating statements of comprehensive income (loss)

	Three Months Ended June 30, 2017
	FET (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Revenue	$—	$172,917	$44,274	$(16,076)	$201,115
Cost of sales	—	132,247	35,207	(15,594)	151,860
Gross Profit	—	40,670	9,067	(482)	49,255
Operating Expenses
Selling, general and administrative expenses	—	49,840	12,055	—	61,895
Transaction Expenses	—	245	—	—	245
Goodwill impairment	—	32,243	35,761	—	68,004
Loss on disposal of assets and other	—	1,613	22	—	1,635
Total operating expenses	—	83,941	47,838	—	131,779
Earnings from equity investment	—	2,568	—	—	2,568
Equity loss from affiliate, net of tax	(73,513)	(39,449)	—	112,962	—
Operating loss	(73,513)	(80,152)	(38,771)	112,480	(79,956)
Other expense (income)
Interest expense (income)	6,708	(159)	(164)	—	6,385
Foreign exchange and other losses (gains), net	—	(49)	2,651	—	2,602
Total other (income) expense, net	6,708	(208)	2,487	—	8,987
Loss before income taxes	(80,221)	(79,944)	(41,258)	112,480	(88,943)
Income tax benefit	(2,348)	(6,431)	(2,291)	—	(11,070)
Net loss	(77,873)	(73,513)	(38,967)	112,480	(77,873)

Other comprehensive income (loss), net of tax:
Net loss	(77,873)	(73,513)	(38,967)	112,480	(77,873)
Change in foreign currency translation, net of tax of $0	15,325	15,325	15,325	(30,650)	15,325
Loss on pension liability	(82)	(82)	(82)	164	(82)
Comprehensive loss	$(62,630)	$(58,270)	$(23,724)	$81,994	$(62,630)

Forum Energy Technologies, Inc. and subsidiaries
Notes to condensed consolidated financial statements (continued)
(Unaudited)

Condensed consolidating statements of comprehensive income (loss)

	Six Months Ended June 30, 2018
	FET (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Revenue	$—	$460,076	$91,740	$(27,582)	$524,234
Cost of sales	—	336,395	75,699	(27,816)	384,278
Gross Profit	—	123,681	16,041	234	139,956
Operating Expenses
Selling, general and administrative expenses	—	118,812	24,767	—	143,579
Goodwill and intangible assets impairment	—	—	14,477	—	14,477
Transaction Expenses	—	1,388	7	—	1,395
Loss (gain) on disposal of assets and other	—	(2,334)	634	—	(1,700)
Total operating expenses	—	117,866	39,885	—	157,751
Earnings (loss) from equity investment	—	5	(618)	—	(613)
Equity earnings from affiliate, net of tax	25,249	10,007	—	(35,256)	—
Operating income (loss)	25,249	15,827	(24,462)	(35,022)	(18,408)
Other expense (income)
Interest expense (income)	15,864	374	(290)	—	15,948
Foreign exchange and other gains, net	—	(109)	(2,200)	—	(2,309)
(Gain) loss on contribution of subsea rentals business	—	5,856	(39,362)	—	(33,506)
Total other (income) expense, net	15,864	6,121	(41,852)	—	(19,867)
Income before taxes	9,385	9,706	17,390	(35,022)	1,459
Income tax expense (benefit)	(3,332)	(15,543)	7,617	—	(11,258)
Net income	12,717	25,249	9,773	(35,022)	12,717

Other comprehensive income (loss), net of tax:
Net income	12,717	25,249	9,773	(35,022)	12,717
Change in foreign currency translation, net of tax of $0	(12,348)	(12,348)	(12,348)	24,696	(12,348)
Gain on pension liability	71	71	71	(142)	71
Comprehensive income (loss)	$440	$12,972	$(2,504)	$(10,468)	$440

Forum Energy Technologies, Inc. and subsidiaries
Notes to condensed consolidated financial statements (continued)
(Unaudited)

Condensed consolidating statements of comprehensive income (loss)

	Six Months Ended June 30, 2017
	FET (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Revenue	$—	$315,652	$90,676	$(34,117)	$372,211
Cost of sales	—	242,486	75,513	(34,022)	283,977
Gross Profit	—	73,166	15,163	(95)	88,234
Operating Expenses
Selling, general and administrative expenses	—	97,903	24,666	—	122,569
Transaction Expenses	—	762	111	—	873
Goodwill impairment	—	32,243	35,761	—	68,004
Loss on disposal of assets and other	—	1,342	47	—	1,389
Total operating expenses	—	132,250	60,585	—	192,835
Earnings from equity investment	—	4,030	—	—	4,030
Equity loss from affiliate, net of tax	(84,948)	(44,576)	—	129,524	—
Operating loss	(84,948)	(99,630)	(45,422)	129,429	(100,571)
Other expense (income)
Interest expense (income)	13,374	(186)	(223)	—	12,965
Foreign exchange and other losses (gains), net	—	(186)	4,334	—	4,148
Total other (income) expense, net	13,374	(372)	4,111	—	17,113
Loss before income taxes	(98,322)	(99,258)	(49,533)	129,429	(117,684)
Income tax benefit	(4,681)	(14,310)	(5,052)	—	(24,043)
Net loss	(93,641)	(84,948)	(44,481)	129,429	(93,641)

Other comprehensive income (loss), net of tax:
Net loss	(93,641)	(84,948)	(44,481)	129,429	(93,641)
Change in foreign currency translation, net of tax of $0	22,547	22,547	22,547	(45,094)	22,547
Loss on pension liability	(97)	(97)	(97)	194	(97)
Comprehensive loss	$(71,191)	$(62,498)	$(22,031)	$84,529	$(71,191)

Forum Energy Technologies, Inc. and subsidiaries
Notes to condensed consolidated financial statements (continued)
(Unaudited)

Condensed consolidating balance sheets

	June 30, 2018
	FET (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Assets
Current assets
Cash and cash equivalents	$—	$12,511	$26,594	$—	$39,105
Accounts receivable—trade, net	—	182,091	28,834	—	210,925
Inventories, net	—	424,101	70,669	(8,570)	486,200
Prepaid expenses and other current assets	—	11,129	6,812	—	17,941
Accrued revenue	—	—	1,796	—	1,796
Costs and estimated profits in excess of billings	—	8,869	619	—	9,488
Total current assets	—	638,701	135,324	(8,570)	765,455
Property and equipment, net of accumulated depreciation	—	159,992	21,619	—	181,611
Deferred financing costs, net	2,485	—	—	—	2,485
Intangible assets	—	365,949	33,536	—	399,485
Goodwill	—	599,820	151,314	—	751,134
Investment in unconsolidated subsidiary	—	2,085	39,067	—	41,152
Deferred income taxes, net	—	3,346	3,344	—	6,690
Other long-term assets	—	4,416	4,902	—	9,318
Investment in affiliates	1,262,561	392,608	—	(1,655,169)	—
Long-term advances to affiliates	625,321	—	82,337	(707,658)	—
Total assets	$1,890,367	$2,166,917	$471,443	$(2,371,397)	$2,157,330
Liabilities and equity
Current liabilities
Current portion of long-term debt	$—	$1,028	$51	$—	$1,079
Accounts payable—trade	—	132,194	20,907	—	153,101
Accrued liabilities	6,684	40,261	16,440	—	63,385
Deferred revenue	—	3,949	1,872	—	5,821
Billings in excess of costs and profits recognized	—	260	5,744	—	6,004
Total current liabilities	6,684	177,692	45,014	—	229,390
Long-term debt, net of current portion	465,708	123	22	—	465,853
Deferred income taxes, net	—	4,451	7,880	—	12,331
Other long-term liabilities	—	14,432	17,349	—	31,781
Long-term payables to affiliates	—	707,658	—	(707,658)	—
Total liabilities	472,392	904,356	70,265	(707,658)	739,355

Total equity	1,417,975	1,262,561	401,178	(1,663,739)	1,417,975
Total liabilities and equity	$1,890,367	$2,166,917	$471,443	$(2,371,397)	$2,157,330

Forum Energy Technologies, Inc. and subsidiaries
Notes to condensed consolidated financial statements (continued)
(Unaudited)

Condensed consolidating balance sheets

	December 31, 2017
	FET (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
			(in thousands)
Assets
Current assets
Cash and cash equivalents	$—	$73,981	$41,235	$—	$115,216
Accounts receivable—trade, net	—	168,162	34,752	—	202,914
Inventories, net	—	374,527	77,454	(8,804)	443,177
Prepaid expenses and other current assets	—	12,679	6,811	—	19,490
Costs and estimated profits in excess of billings	—	9,584	—	—	9,584
Total current assets	—	638,933	160,252	(8,804)	790,381
Property and equipment, net of accumulated depreciation	—	167,407	29,874	—	197,281
Deferred financing costs, net	2,900	—	—	—	2,900
Intangible assets	—	390,752	52,312	—	443,064
Goodwill	—	599,677	155,568	—	755,245
Deferred income taxes, net	—	—	3,344	—	3,344
Other long-term assets	—	2,086	927	—	3,013
Investment in affiliates	1,250,593	418,799	—	(1,669,392)	—
Long-term advances to affiliates	667,968	—	90,524	(758,492)	—
Total assets	$1,921,461	$2,217,654	$492,801	$(2,436,688)	$2,195,228
Liabilities and equity
Current liabilities
Current portion of long-term debt	$—	$1,048	$108	$—	$1,156
Accounts payable—trade	—	117,158	20,526	—	137,684
Accrued liabilities	6,638	46,962	13,165	—	66,765
Deferred revenue	—	4,455	4,364	—	8,819
Billings in excess of costs and profits recognized	—	1,394	487	—	1,881
Total current liabilities	6,638	171,017	38,650	—	216,305
Long-term debt, net of current portion	505,807	908	35	—	506,750
Deferred income taxes, net	—	22,737	8,495	—	31,232
Other long-term liabilities	—	13,907	18,018	—	31,925
Long-term payables to affiliates	—	758,492	—	(758,492)	—
Total liabilities	512,445	967,061	65,198	(758,492)	786,212

Total equity	1,409,016	1,250,593	427,603	(1,678,196)	1,409,016
Total liabilities and equity	$1,921,461	$2,217,654	$492,801	$(2,436,688)	$2,195,228

Forum Energy Technologies, Inc. and subsidiaries
Notes to condensed consolidated financial statements (continued)
(Unaudited)

Condensed consolidating statements of cash flows

	Six Months Ended June 30, 2018
	FET (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Cash flows from operating activities	$(34)	$(3,738)	$1,985	$(23,950)	$(25,737)
Cash flows from investing activities
Capital expenditures for property and equipment	—	(12,339)	(1,801)	—	(14,140)
Investment in unconsolidated subsidiary	—	—	—	—	—
Proceeds from sale of business, property and equipment	—	4,743	4,066	—	8,809
Long-term loans and advances to affiliates	43,049	(6,282)	—	(36,767)	—
Net cash provided by (used in) investing activities	$43,049	$(13,878)	$2,265	$(36,767)	$(5,331)
Cash flows from financing activities
Borrowings of debt	50,000	—	—	—	50,000
Repayments of debt	(90,803)	(805)	(70)	—	(91,678)
Repurchases of stock	(2,212)	—	—	—	(2,212)
Proceeds from stock issuance	—	—	—	—	—
Long-term loans and advances to affiliates	—	(43,049)	6,282	36,767	—
Dividend paid to affiliates	—	—	(23,950)	23,950	—
Net cash used in financing activities	$(43,015)	$(43,854)	$(17,738)	$60,717	$(43,890)

Effect of exchange rate changes on cash	—	—	(1,153)	—	(1,153)

Net decrease in cash, cash equivalents and restricted cash	—	(61,470)	(14,641)	—	(76,111)
Cash, cash equivalents and restricted cash at beginning of period	—	73,981	41,235	—	115,216
Cash, cash equivalents and restricted cash at end of period	$—	$12,511	$26,594	$—	$39,105

Forum Energy Technologies, Inc. and subsidiaries
Notes to condensed consolidated financial statements (continued)
(Unaudited)

Condensed consolidating statements of cash flows

	Six Months Ended June 30, 2017
	FET (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Cash flows from operating activities	$(9,897)	$14,603	$53	$—	$4,759
Cash flows from investing activities
Capital expenditures for property and equipment	—	(11,147)	(1,873)	—	(13,020)
Acquisition of businesses, net of cash acquired	—	(8,738)	—	—	(8,738)
Investment in unconsolidated subsidiary	—	(1,041)	—	—	(1,041)
Proceeds from sale of business, property and equipment	—	1,699	—	—	1,699
Long-term loans and advances to affiliates	12,638	12,901	—	(25,539)	—
Net cash provided by (used in) investing activities	$12,638	$(6,326)	$(1,873)	$(25,539)	$(21,100)
Cash flows from financing activities
Repayments of debt	—	(971)	(40)	—	(1,011)
Repurchases of stock	(4,564)	—	—	—	(4,564)
Proceeds from stock issuance	2,020	—	—	—	2,020
Long-term loans and advances to affiliates	—	(12,638)	(12,901)	25,539	—
Net cash used in financing activities	$(2,544)	$(13,609)	$(12,941)	$25,539	$(3,555)

Effect of exchange rate changes on cash	—	—	5,944	—	5,944

Net increase (decrease) in cash, cash equivalents and restricted cash	197	(5,332)	(8,817)	—	(13,952)
Cash, cash equivalents and restricted cash at beginning of period	65	143,275	91,082	—	234,422
Cash, cash equivalents and restricted cash at end of period	$262	$137,943	$82,265	$—	$220,470

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
Forward-looking statements may include statements about:
•business strategy;
•cash flows and liquidity;
•the volatility and impact of fluctuations in oil and natural gas prices;

•	the availability of raw materials and specialized equipment, including as a result of the application of tariffs by governmental authorities;
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

Overview
We are a global oilfield products company, serving the drilling, subsea, completion, production and infrastructure sectors of the oil and natural gas industry. We design, manufacture and distribute products, and engage in aftermarket services, parts supply and related services that complement our product offering. Our product offering includes a mix of frequently replaced consumable products and highly engineered capital products that are used in the exploration, development, production and transportation of oil and natural gas. Our consumable products are used in drilling, well construction and completions activities, within the supporting infrastructure, and at processing centers and refineries. Our engineered capital products are directed at: drilling rig equipment for new rigs, upgrades and refurbishment projects; subsea construction and development projects; the placement of production equipment on new producing wells; pressure pumping equipment; and downstream capital projects. For the six months ended June 30, 2018, approximately 80% of our revenue was derived from consumable products and activity-based equipment, while the balance was primarily derived from capital products with a small amount from rental and other services.
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

•
Completions segment. This segment designs, manufactures and supplies products and provides related services to the well construction, completion, stimulation and intervention markets. The products and related services consist primarily of: (i) well construction casing and cementing equipment, protectors for artificial lift equipment and cables used in completions, composite plugs used for zonal isolation in hydraulic fracturing and wireline flow-control products; and (ii) capital and consumable products sold to the pressure pumping, hydraulic fracturing and flowback services markets, including hydraulic fracturing pumps, pump consumables and flow iron as well as coiled tubing, wireline cable, and pressure control equipment used in the well completion and intervention service markets.

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

Market Conditions
The level of demand for our products is directly related to activity levels and the capital and operating budgets of our customers, which in turn are influenced heavily by energy prices and the expectation as to future price trends. In addition, the availability of existing capital equipment adequate to serve exploration and production requirements, or lack thereof, drives demand for our capital equipment products.
The probability of any cyclical change in energy prices and the extent and duration of such a change are difficult to predict. In November 2016, the Organization of Petroleum Exporting Countries (“OPEC”) and other unaffiliated countries announced that their production levels would be capped or reduced. In June 2018, the OPEC coalition agreed to a measured lifting of the reductions. Oil prices have strengthened in 2018 and risen to levels last seen in 2014. These increases in current prices have led to higher drilling and completions activity and higher spending by our customers, primarily in North America. The volume of rigs drilling for oil and natural gas in North America and the resulting level of well completions are drivers for our revenue from this region. The number of active rigs has increased substantially from the low point reached in the second quarter of 2016, and the intensity of hydraulic fracturing and other completion activity has also increased substantially. Exploration and production operators continue to have improved well economics derived from concentrating activity in basins with the best returns on investment and employing enhanced drilling and completion techniques. This heightened level of activity led to our increased revenues and orders in 2017 through the second quarter of 2018, principally from the sale of consumable products. These favorable results may be tempered in the short term due to Permian basin oil pipeline capacity constraints.

Although the demand for capital equipment in the completions space has increased, the availability of newer or refurbished onshore and offshore drilling rigs has limited increases in demand for capital equipment in that area of the market. Drilling and completions activity in higher cost areas, especially offshore and in some international regions, has lagged the North America onshore activity recovery. Early signs of an increase in drilling and completions activity in international areas are beginning to emerge, but offshore and subsea activity remains at historically low levels.
In March 2018, the President of the United States issued a proclamation imposing a global tariff on imports of select steel products. The President subsequently proposed an additional tariff on imports from China.  The government of China and the European Union have each responded with tariffs on U.S. goods. These tariffs are causing our cost of raw materials to increase and their ultimate impact on our business and operations is uncertain. However, in response, we are taking actions to rationalize our supply chain and reduce our cost structure.
The table below shows average crude oil and natural gas prices for West Texas Intermediate crude oil (“WTI”), United Kingdom Brent crude oil (“Brent”), and Henry Hub natural gas:

	Three Months Ended
	June 30,	March 31,	June 30,
	2018	2018	2017
Average global oil, $/bbl
West Texas Intermediate	$68.07	$62.91	$48.10
United Kingdom Brent	$74.53	$66.86	$49.55

Average North American Natural Gas, $/Mcf
Henry Hub	$2.85	$3.08	$3.08
Average WTI and Brent oil prices were 8% and 11% higher, respectively, in the second quarter of 2018 compared to the first quarter of 2018, and were 42% and 50% higher, respectively, compared to the second quarter of 2017. Average natural gas prices were 7% lower in the second quarter of 2018 compared to the first quarter of 2018 and the second quarter of 2017.
The table below shows the average number of active drilling rigs, based on the weekly Baker Hughes Incorporated rig count, operating by geographic area and drilling for different purposes.

	Three Months Ended
	June 30,	March 31,	June 30,
	2018	2018	2017
Active Rigs by Location
United States	1,039	966	895
Canada	108	269	117
International	968	970	958
Global Active Rigs	2,115	2,205	1,970

Land vs. Offshore Rigs
Land	1,898	1,995	1,748
Offshore	217	210	222
Global Active Rigs	2,115	2,205	1,970

U.S. Commodity Target
Oil/Gas	842	781	717
Gas	195	185	177
Unclassified	2	—	1
Total U.S. Active Rigs	1,039	966	895

U.S. Well Path
Horizontal	914	833	751
Vertical	58	63	77
Directional	67	70	67
Total U.S. Active Rigs	1,039	966	895

As a result of higher oil prices, the average U.S. rig count for the second quarter of 2018 increased 8% compared to the first quarter of 2018 and 16% compared to the second quarter of 2017. The U.S. rig count reached a trough of 404 rigs in the second quarter of 2016. Since then, the number of working rigs has increased to 1,047 rigs as of the end of June 2018. A substantial portion of our revenue is impacted by the level of rig activity and the number of wells completed. While the U.S. land rig count has continued to recover, it remains low compared to historical norms.
The table below shows the amount of total inbound orders by segment:

(in millions of dollars)	Three Months Ended			Six Months Ended
	June 30,	March 31,	June 30,	June 30,	June 30,
	2018	2018	2017	2018	2017
Drilling & Subsea	$90.0	$53.1	$53.5	$143.1	$120.8
Completions	121.2	111.1	67.2	232.3	118.4
Production & Infrastructure	98.8	96.8	93.4	195.6	168.8
Total Orders	$310.0	$261.0	$214.1	$571.0	$408.0

Results of operations
Three months ended June 30, 2018 compared with three months ended June 30, 2017

	Three Months Ended June 30,		Favorable / (Unfavorable)
	2018	2017	$	%
(in thousands of dollars, except per share information)
Revenue:
Drilling & Subsea	$59,907	$64,031	$(4,124)	(6.4)%
Completions	126,599	54,511	72,088	132.2%
Production & Infrastructure	88,599	83,117	5,482	6.6%
Eliminations	(1,102)	(544)	(558)	*
Total revenue	274,003	201,115	72,888	36.2%
Operating loss:
Drilling & Subsea	$(5,914)	$(6,367)	$453	7.1%
Operating margin %	(9.9)%	(9.9)%
Completions	12,584	679	11,905	*
Operating margin %	9.9%	1.2%
Production & Infrastructure	3,704	3,435	269	7.8%
Operating margin %	4.2%	4.1%
Corporate	(8,843)	(7,819)	(1,024)	(13.1)%
Total segment operating income (loss)	1,531	(10,072)	11,603	115.2%
Operating margin %	0.6%	(5.0)%
Transaction expenses	59	245	(186)	*
Goodwill and intangible asset impairments	14,477	68,004	(53,527)	*
Loss (gain) on disposal of assets and other	(1,303)	1,635	(2,938)	*
Operating loss	(11,702)	(79,956)	68,254	85.4%
Interest expense	7,861	6,385	(1,476)	(23.1)%
Foreign exchange losses (gains) and other, net	(5,860)	2,602	8,462	325.2%
Total other expense	2,001	8,987	6,986	77.7%
Loss before income taxes	(13,703)	(88,943)	75,240	84.6%
Income tax expense (benefit)	1,646	(11,070)	(12,716)	(114.9)%
Net loss	$(15,349)	$(77,873)	$62,524	80.3%

Weighted average shares outstanding
Basic	108,714	96,170
Diluted	108,714	96,170
Loss per share
Basic	$(0.14)	$(0.81)
Diluted	$(0.14)	$(0.81)
* not meaningful

We made two acquisitions in the second half of 2017. In addition, we contributed our subsea rentals business to Ashtead in exchange for a 40% interest in the combined business in the first quarter of 2018. Due to these changes, our results of operations for the second quarter of 2018 may not be comparable to historical results of operations for the second quarter of 2017. Refer to Note 4 Acquisitions & Dispositions for additional information.
Revenue
Our revenue for the three months ended June 30, 2018 increased $72.9 million, or 36.2%, to $274.0 million compared to the three months ended June 30, 2017. In general, the increase in revenue is due to the higher market activity resulting from higher oil prices. For the three months ended June 30, 2018, our Drilling & Subsea, Completions, and Production & Infrastructure segments comprised 21.9%, 45.8%, and 32.3% of our total revenue, respectively, which compared to 31.6%, 27.1%, and 41.3% of total revenue, respectively, for the three months ended June 30, 2017. The changes in revenue by operating segment consisted of the following:
Drilling & Subsea segment — Revenue decreased $4.1 million, or 6.4%, to $59.9 million in the three months ended June 30, 2018 compared to the three months ended June 30, 2017. Approximately $3.4 million of the decrease relates to lower sales in our subsea product line due to the contribution of our subsea rentals business to Ashtead in exchange for a 40% interest in the combined business. The remaining decrease relates to our drilling products, which had particularly strong sales volumes in the second quarter of 2017 related to rig mud pump upgrades as a result of the steep increase in U.S. rig count in the first half of 2017.
Completions segment — Revenue increased $72.1 million, or 132.2%, to $126.6 million during the three months ended June 30, 2018 compared to the three months ended June 30, 2017. Segment revenue in 2018 includes $39.5 million of revenue from the acquisition that occurred in the fourth quarter of 2017 and incremental revenue from the third quarter 2017 acquisition of Multilift. Refer to Note 4 Acquisitions & Dispositions for additional information. The remaining increase is primarily related to a $23.0 million increase in sales of our well stimulation and intervention products, resulting from higher completions spending by exploration and production companies. The increase in revenues was driven by higher sales volumes and pricing, particularly North America sales of well stimulation products used in the pressure pumping, hydraulic fracturing and flowback services markets.
Production & Infrastructure segment — Revenue increased $5.5 million, or 6.6%, to $88.6 million during the three months ended June 30, 2018 compared to the three months ended June 30, 2017. The increase in oil and gas operators budgets and resulting infrastructure spending have led to increased sales of our valve products and surface production equipment. Approximately $3.0 million of the increase is attributable to higher sales volumes of our activity-based surface production equipment to exploration and production operators. The remaining $2.5 million increase is due to higher sales volumes of valve products, particularly sales into the North America oil and gas market.
Segment operating income (loss) and segment operating margin percentage
Segment operating income (loss) for the three months ended June 30, 2018 improved $11.6 million from a loss of $10.1 million for the three months ended June 30, 2017 to income of $1.5 million for the three months ended June 30, 2018. For the three months ended June 30, 2018, the segment operating margin percentage of 0.6% represents an improvement from the (5.0)% operating margin percentage for three months ended June 30, 2017. The segment operating margin percentage is calculated by dividing segment operating income (loss) by revenue for the period. The change in operating margin percentage for each segment is explained as follows:
Drilling & Subsea segment — The operating margin percentage for this segment was (9.9)% for the three months ended June 30, 2018 which was consistent with the comparable three months ended June 30, 2017. Compared to the second quarter of 2017, drilling and subsea segment operating loss decreased despite a 6.4% decline in revenue. Operating margins were negatively impacted by lower sales as described above offset by a decrease in employee related costs following cost reduction actions implemented in the second half of 2017.
Completions segment — The operating margin percentage for this segment improved to 9.9% for the three months ended June 30, 2018, from 1.2% for the three months ended June 30, 2017. The improvement in operating margins is due to increased operating leverage on higher volumes, especially on higher sales of our well stimulation and intervention products as discussed above. In addition, operating margin was positively impacted by the late 2017 acquisition of the remaining ownership interest of Global Tubing which was previously reported as an equity method investment in the second quarter of 2017. The improvement in operating margins was partially offset by $3.2 million of charges to write-down obsolete product inventory in the three months ended June 30, 2018.
Production & Infrastructure segment — The operating margin percentage for this segment was 4.2% for the three months ended June 30, 2018 which was consistent with the comparable three months ended June 30, 2017. The 7.8% increase in segment operating income was driven by the increase in revenue described above. The impact of higher sales was partially offset by incremental costs associated with international expansion and lower margins on sales of production equipment.
Corporate — Selling, general and administrative expenses for Corporate increased by $1.0 million, or 13.1%, to $8.8 million for the three months ended June 30, 2018 compared to the three months ended June 30, 2017, primarily due to higher personnel related costs. Corporate costs include, among other items, payroll related costs for general management and management of finance and administration, legal, human resources; professional fees for legal, accounting and related services; and marketing costs.
Other items not included in segment operating loss
Several items are not included in segment operating loss, but are included in total operating loss. These items include transaction expenses, goodwill and intangible asset impairments and losses (gains) on the disposal of assets. Transaction expenses relate to legal and other advisory costs incurred in acquiring businesses and are not considered to be part of segment operating loss. These costs were $0.1 million for the three months ended June 30, 2018 and $0.2 million for the three months ended June 30, 2017.
In the second quarter of 2018, we made the decision to exit specific products within the Subsea and Downhole product lines. As a result, we recognized $14.5 million of impairment losses on certain intangible assets (primarily customer relationships).
In the second quarter of 2017, there was a decline in oil prices and a developing consensus view that production from lower cost oil basins would be sufficient to meet anticipated demand for a longer period, delaying the need for production from higher cost basins. With this indication of further delays in the recovery of the offshore market, we performed an impairment test and determined that the carrying value of the goodwill in our Subsea reporting unit was impaired resulting in a $68.0 million charge in the second quarter 2017.
Other income and expense
Other income and expense includes interest expense and foreign exchange losses (gains). We incurred $7.9 million of interest expense during the three months ended June 30, 2018, an increase of $1.5 million from the three months ended June 30, 2017, primarily due to an increase in outstanding borrowings under our revolving line of credit. The foreign exchange (gains) losses are primarily the result of movements in the British pound and the Euro relative to the U.S. dollar. These movements in exchange rates create foreign exchange gains or losses when applied to monetary assets or liabilities denominated in currencies other than the location’s functional currency, primarily U.S. dollar denominated cash, trade account receivables and net intercompany receivable balances for our entities using a functional currency other than the U.S. dollar.
Taxes
We recorded tax expense of $1.6 million for the three months ended June 30, 2018 compared to an $11.1 million tax benefit for the three months ended June 30, 2017. The estimated annual effective tax rate for 2018 is different than the comparable period in 2017 primarily due to the reduction in the U.S. corporate income tax rate as a result of U.S. Tax Reform, losses in the U.K. for which the recording of a tax benefit is not available and higher projected state income taxes. See Note 8 Income Taxes for additional information on the impact of U.S. Tax Reform. For the three months ended June 30, 2017, the tax benefit was negatively impacted by a $68.0 million impairment loss related to non-tax deductible goodwill. Furthermore, the tax benefit or expense recorded can vary from period to period depending on the Company’s relative mix of U.S. and non-U.S. earnings and losses by jurisdiction.

Six months ended June 30, 2018 compared with six months ended June 30, 2017

	Six Months Ended June 30,		Favorable / (Unfavorable)
	2018	2017	$	%
(in thousands of dollars, except per share information)
Revenue:
Drilling & Subsea	$112,255	$125,907	$(13,652)	(10.8)%
Completions	239,107	96,901	142,206	146.8%
Production & Infrastructure	175,020	150,696	24,324	16.1%
Eliminations	(2,148)	(1,293)	(855)	*
Total revenue	524,234	372,211	152,023	40.8%
Operating loss:
Drilling & Subsea	(16,120)	(14,708)	(1,412)	(9.6)%
Operating margin %	(14.4)%	(11.7)%
Completions	21,441	(2,837)	24,278	*
Operating margin %	9.0%	(2.9)%
Production & Infrastructure	7,866	2,866	5,000	174.5%
Operating margin %	4.5%	1.9%
Corporate	(17,423)	(15,626)	(1,797)	(11.5)%
Total segment operating loss	(4,236)	(30,305)	26,069	86.0%
Operating margin %	(0.8)%	(8.1)%
Transaction expenses	1,395	873	522	*
Goodwill and intangible asset impairments	14,477	68,004	(53,527)	*
Loss (gain) on disposal of assets and other	(1,700)	1,389	(3,089)	*
Operating loss	(18,408)	(100,571)	82,163	81.7%
Interest expense	15,948	12,965	(2,983)	(23.0)%
Foreign exchange losses (gains) and other, net	(2,309)	4,148	6,457	155.7%
Gain on contribution of subsea rentals business	(33,506)	—	33,506	*
Total other (income) expense, net	(19,867)	17,113	36,980	*
Income (loss) before income taxes	1,459	(117,684)	119,143	101.2%
Income tax benefit	(11,258)	(24,043)	(12,785)	(53.2)%
Net income (loss)	$12,717	$(93,641)	$106,358	113.6%

Weighted average shares outstanding
Basic	108,569	96,016
Diluted	110,821	96,016
Earnings (loss) per share
Basic	$0.12	$(0.98)
Diluted	$0.11	$(0.98)
* not meaningful
We made two acquisitions in the first half of 2017. In addition, we contributed our subsea rentals business into Ashtead in exchange for a 40% interest in the combined business in the first quarter of 2018. Due to these changes, our results of operations for the six months ended June 30, 2018 may not be comparable to historical results of operations for the six months ended June 30, 2017. Refer to Note 4 Acquisitions & Dispositions for additional information.

Revenue
Our revenue for the six months ended June 30, 2018 increased $152.0 million, or 40.8%, to $524.2 million compared to the six months ended June 30, 2017. In general, the increase in revenue is due to the higher market activity resulting from higher oil prices. For the six months ended June 30, 2018, our Drilling & Subsea, Completions, and Production & Infrastructure segments comprised 21.4%, 45.2%, and 33.4% of our total revenue, respectively, which compared to 33.5%, 26.0%, and 40.5% of total revenue, respectively, for the six months ended June 30, 2017. The changes in revenue by operating segment consisted of the following:
Drilling & Subsea segment — Revenue decreased $13.7 million, or 10.8%, to $112.3 million for the six months ended June 30, 2018 compared to the six months ended June 30, 2017. Approximately $10.5 million of the decrease relates to lower sales in our subsea product line due to the contribution of our subsea rentals business to Ashtead in exchange for a 40% interest in the combined business as well as lower sales volumes for our remotely operated subsea vehicles, which was largely attributable to reduced investment in global offshore projects. The remaining decrease relates to our drilling products, which had particularly strong sales volumes in the first half of 2017 related to rig mud pump upgrades as a result of the steep increase in U.S. rig count in the first half of 2017.
Completions segment — Revenue increased $142.2 million, or 146.8%, to $239.1 million in the six months ended June 30, 2018 compared to the six months ended June 30, 2017. Segment revenue in 2018 includes $76.5 million of revenue from the acquisition that occurred in the fourth quarter of 2017 and incremental revenue from the third quarter 2017 acquisition of Multilift. Refer to Note 4 Acquisitions & Dispositions for additional information. The remaining increase is primarily related to a $48.2 million increase in sales of our well stimulation and intervention products resulting from higher completions spending by exploration and production companies. The increase in revenues was driven by higher sales volumes and pricing, particularly North America sales of well stimulation products used in the pressure pumping, hydraulic fracturing and flowback services markets.
Production & Infrastructure segment — Revenue increased $24.3 million, or 16.1%, to $175.0 million in the six months ended June 30, 2018 compared to the six months ended June 30, 2017. The increase in oil and gas operators budgets and resulting infrastructure spending have led to increased sales of our valve products and surface production equipment. Approximately $14.6 million of the increase is due to higher sales volumes of valve products, particularly sales into the North America oil and gas market. The remaining $9.7 million increase is attributable to higher sales volumes of our activity-based surface production equipment to exploration and production operators.
Segment operating loss and segment operating margin percentage
Segment operating loss for the six months ended June 30, 2018 improved $26.1 million from a loss of $30.3 million for the six months ended June 30, 2017 to a loss of $4.2 million for the six months ended June 30, 2018. For the six months ended June 30, 2018, the segment operating margin percentage of (0.8)% represents an improvement from the (8.1)% operating margin percentage for six months ended June 30, 2017. The segment operating margin percentage is calculated by dividing segment operating loss by revenue for the period. The change in operating margin percentage for each segment is explained as follows:
Drilling & Subsea segment — The operating margin percentage for this segment was (14.4)% for the six months ended June 30, 2018 compared to (11.7)% for the six months ended June 30, 2017. Operating margins were negatively impacted by lower sales as described above partially offset by a decrease in employee related costs following cost reduction actions implemented in the second half of 2017.
Completions segment — The operating margin percentage for this segment improved to 9.0% for the six months ended June 30, 2018, from (2.9)% for the six months ended June 30, 2017. The improvement in operating margin percentage is due to increased operating leverage on higher volumes, especially on higher sales of our well stimulation and intervention products as discussed above. In addition, operating margin was positively impacted by the late 2017 acquisition of the remaining ownership interest of Global Tubing which was previously reported as an equity method investment in the first half of 2017. The improvement in operating margins was partially offset by $5.7 million of charges to write-down obsolete product inventory in the six months ended June 30, 2018.
Production & Infrastructure segment — The operating margin percentage for this segment improved to 4.5% for the six months ended June 30, 2018, from 1.9% for the six months ended June 30, 2017. The improvement in operating margin percentage is driven by increased operating leverage on higher sales volumes for our valves products partially offset by incremental costs associated with international expansion and lower margins on sales of surface production equipment.
Corporate — Selling, general and administrative expenses for Corporate increased by $1.8 million, or 11.5%, to $17.4 million for the six months ended June 30, 2018 compared to the six months ended June 30, 2017, primarily due to higher personnel costs. Corporate costs include, among other items, payroll related costs for general management and management of finance and administration, legal, human resources; professional fees for legal, accounting and related services; and marketing costs.
Other items not included in segment operating loss
Several items are not included in segment operating loss, but are included in total operating loss. These items include transaction expenses, goodwill and intangible asset impairments and losses (gains) on the disposal of assets. Transaction expenses relate to legal and other advisory costs incurred in acquiring businesses and are not considered to be part of segment operating loss. These costs were $1.4 million for the six months ended June 30, 2018 and $0.9 million for the six months ended June 30, 2017.
In the second quarter 2018, we made the decision to exit specific products within the Subsea and Downhole product lines. As a result, we recognized $14.5 million of impairment losses on certain intangible assets (primarily customer relationships).
In the second quarter 2017, there was a decline in oil prices and a developing consensus view that production from lower cost oil basins would be sufficient to meet anticipated demand for a longer period, delaying the need for production from higher cost basins. With this indication of further delays in the recovery of the offshore market, we performed an impairment test and determined that the carrying value of the goodwill in our Subsea reporting unit was impaired resulting in a $68.0 million charge in the second quarter 2017.
Other income and expense
Other income and expense includes interest expense, foreign exchange losses (gains) and a gain recognized on the contribution of our subsea rentals business. We incurred $15.9 million of interest expense during the six months ended June 30, 2018, an increase of $3.0 million from the six months ended June 30, 2017 primarily due to an increase in outstanding borrowings under our revolving line of credit. The foreign exchange losses (gains) are primarily the result of movements in the British pound and the Euro relative to the U.S. dollar. These movements in exchange rates create foreign exchange gains or losses when applied to monetary assets or liabilities denominated in currencies other than the location’s functional currency, primarily U.S. dollar denominated cash, trade account receivables and net intercompany receivable balances for our entities using a functional currency other than the U.S. dollar. In the first quarter of 2018, we recognized a gain of $33.5 million as a result of the deconsolidation of our Forum Subsea Rentals business. Refer to Note 4 Acquisitions & Dispositions for additional information.
Taxes
We recorded an $11.3 million tax benefit for the six months ended June 30, 2018 as compared to a tax benefit of $24.0 million for the six months ended June 30, 2017. The tax benefit for 2018 is significantly different than the comparable period in 2017 primarily due to the reduction in the U.S. corporate income tax rate as a result of U.S. Tax Reform, losses in the U.K. for which the recording of a tax benefit is not available and higher projected state income taxes. In addition, the tax benefit for the six months ended June 30, 2018 included a $15.9 million income tax benefit from adjusting the provisional impact of tax reform initially recorded in the fourth quarter of 2017. See Note 8 Income Taxes for additional information on the impact of U.S. Tax Reform. For the six months ended June 30, 2017, the tax benefit was negatively impacted by a $68.0 million impairment loss related to non-tax deductible goodwill. Furthermore, the tax benefit or expense recorded can vary from period to period depending on the Company’s relative mix of U.S. and non-U.S. earnings and losses by jurisdiction.

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
At June 30, 2018, we had cash and cash equivalents of $39.1 million, availability under our Credit Facility of $218.5 million and total debt of $466.9 million. Our total 2018 capital expenditure budget is approximately $35.0 million, which consists of, among other items, investments in certain manufacturing facilities, replacing end of life machinery and equipment, continuing the implementation of our enterprise resource planning solution globally, and general capital expenditures. This budget does not include expenditures for potential business acquisitions. We believe that cash on hand and cash generated from operations will be sufficient to fund operations, working capital needs, capital expenditure requirements and financing obligations for the foreseeable future.
Although we do not budget for acquisitions, pursuing growth through acquisitions is a significant part of our business strategy. We expanded and diversified our product portfolio with the acquisition of three businesses in 2017 for total cash and stock consideration of approximately $340.7 million, net of cash acquired. In addition, we completed one acquisition in July 2018. For additional information, see Note 4 Acquisitions & Dispositions and Note 15 Subsequent Event. We continue to actively review acquisition opportunities on an ongoing basis, and we may fund future acquisitions with cash and/or equity. Our ability to make significant additional acquisitions for cash may require us to pursue additional equity or debt financing, which we may not be able to obtain on terms acceptable to us or at all.
Our cash flows for the six months ended June 30, 2018 and 2017 are presented below (in millions):

	Six Months Ended June 30,
	2018	2017
Net cash provided by (used in) operating activities	$(25.7)	$4.8
Net cash used in investing activities	(5.3)	(21.1)
Net cash used in financing activities	(43.9)	(3.6)
Effect of exchange rate changes on cash	(1.2)	5.9
Net decrease in cash, cash equivalents and restricted cash	$(76.1)	$(14.0)
Net cash provided by (used in) operating activities
Net cash used in operating activities was $25.7 million for the six months ended June 30, 2018 compared to net cash provided by operating activities of $4.8 million for the six months ended June 30, 2017. Due to improved operating results, net income adjusted for non-cash items provided $29.5 million of cash for the six months ended June 30, 2018 as compared to $8.1 million of cash used for the same period in 2017. However, higher investments in working capital used cash of $55.2 million for the six months ended June 30, 2018 compared to $12.9 million for the same period in 2017. The increase in working capital in the first six months of 2018 is primarily due to investments in inventory in anticipation of growth in market demand for our products.
Net cash used in investing activities
Net cash used in investing activities was $5.3 million and $21.1 million for the six months ended June 30, 2018 and 2017, respectively. The decrease was primarily due to $8.8 million of proceeds from the sale of business, property and equipment in the six months ended June 30, 2018 as compared to $8.7 million of cash consideration paid for an acquisition in the six months ended June 30, 2017. Capital expenditures for the six months ended June 30, 2018 were $14.1 million as compared to $13.0 million for the same period in 2017.
Net cash used in financing activities
Net cash used in financing activities was $43.9 million and $3.6 million for the six months ended June 30, 2018 and 2017, respectively. The increase primarily resulted from a $41.7 million increase in net repayments of debt in the six months ended June 30, 2018 as compared to the same period in 2017.

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
Off-balance sheet arrangements
As of June 30, 2018, we had no off-balance sheet instruments or financial arrangements, other than operating leases and letters of credit entered into in the ordinary course of business.
Contractual obligations
Except for net repayments under the Credit Facility, as of June 30, 2018, there have been no material changes in our contractual obligations and commitments disclosed in the Annual Report.
Critical accounting policies and estimates
Beginning January 1, 2018, we implemented ASC 606, Revenue from Contracts with Customers.  Although the new revenue standard is not expected to have a material impact on our ongoing net income, we did implement new policies based on the five-step model provided in the new revenue standard and changes to our processes related to revenue recognition. There have been no other material changes in our critical accounting policies and procedures during the six months ended June 30, 2018.
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
Our management, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b) as of June 30, 2018. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of June 30, 2018 due to a previously disclosed material weakness in internal control over financial reporting as discussed below. This material weakness was identified and discussed in “Part II - Item 9A - Controls and Procedures” of our Annual Report on Form 10-K for the year ended December 31, 2017.
Notwithstanding this material weakness, our Chief Executive Officer and Chief Financial Officer have concluded that the consolidated financial statements included in this Form 10-Q fairly present, in all material respects, the financial position, results of operations and cash flows for the periods presented in accordance with U.S. generally accepted accounting principles.
In conducting management's evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2018, we have excluded Global Tubing, LLC, because it was acquired by the Company in a purchase business combination in the fourth quarter of 2017. The total assets and total revenues of Global Tubing, LLC, a wholly-owned subsidiary, constituted approximately 8% of our total consolidated assets as of June 30, 2018 and approximately 15% of our total consolidated revenues for the six months ended June 30, 2018.
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
Remediation Plans
Our management, with oversight from our Audit Committee, has initiated a plan to remediate the material weakness previously identified in the Annual Report on Form 10-K for the period ended December 31, 2017. These plans include the implementation of additional controls and procedures to address the development of fair value measurements utilized in the application of the acquisition method of accounting for business combinations, and for purposes of testing goodwill for impairment. These new controls and procedures are in the process of being implemented and will be tested when we perform our annual goodwill impairment testing for the year ending December 31, 2018 and upon completion of valuation procedures associated with business acquisitions in 2018. Until management has tested the remediation and concluded that the controls are operating effectively as designed, the material weakness will continue to exist.
Changes in Internal Control over Financial Reporting
Except for the material weakness remediation efforts identified above, there were no other changes in our internal control over financial reporting during the quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
Information related to Item 1. Legal Proceedings is included in Note 11 Commitments and Contingencies, which is incorporated herein by reference.
Item 1A. Risk Factors
For additional information about our risk factors, see “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2017.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Following is a summary of our repurchases of our common stock during the three months ended June 30, 2018.

Period	Total number of shares purchased (a)	Average price paid per share	Total number of shares purchased as part of publicly announced plan or programs (b)	Maximum value of shares that may yet be purchased under the plan or program (in thousands) (b)
April 1, 2018 - April 30, 2018	—	$—	—	$49,752
May 1, 2018 - May 31, 2018	2,909	$15.55	—	$49,752
June 1, 2018 - June 30, 2018	—	$—	—	$49,752
Total	2,909	$15.55	—
(a) All of the 2,909 shares purchased during the three months ended June 30, 2018 were acquired from employees in connection with the settlement of income tax and related benefit withholding obligations arising from the vesting of restricted stock grants. These shares were not part of a publicly announced program to purchase common stock.
(b) In October 2014, our board of directors approved a program for the repurchase of outstanding shares of our common stock with an aggregate purchase amount of up to $150 million. From the inception of this program through June 30, 2018, we have repurchased approximately 4.5 million shares of our common stock for aggregate consideration of approximately $100.2 million. Remaining authorization under this program is $49.8 million.

Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.
Item 6. Exhibits

Exhibit
Number		DESCRIPTION

2.1*
Combination Agreement, dated July 16, 2010, by and among Forum Oilfield Technologies, Inc. Allied Production Services, Inc., Allied Merger Sub, LLC, Global Flow Technologies, Inc., Global Flow Merger Sub, LLC, Subsea Services International, Inc., Subsea Merger Sub, LLC, Triton Group Holdings LLC, Triton Merger Sub, LLC and SCF-VII, L.P. (incorporated herein by reference to Exhibit 2.1 to the Company’s Registration Statement on Form S-1 (the “Registration Statement”), filed on August 31, 2011 (File No. 333-176603).

3.1*
Third Amended and Restated Certificate of Formation of Forum Energy Technologies, Inc., dated March 28, 2011 (incorporated herein by reference to Exhibit 3.2 Amendment No. 5 to the Registration Statement, filed on March 29, 2012) (File No. 333-176603).

3.2*
Second Amended and Restated Bylaws of Forum Energy Technologies, Inc., dated April 17, 2012 (incorporated herein by reference to Exhibit 3.1 on the Company’ s Current Report on Form 8-K, filed on April 17, 2012) (File No. 1-35504).

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

FORUM ENERGY TECHNOLOGIES, INC.
Date:	August 1, 2018	By:	/s/ Pablo G. Mercado
Pablo G. Mercado
Senior Vice President and Chief Financial Officer
(As Duly Authorized Officer and Principal Financial Officer)

		By:	/s/ Tylar K. Schmitt
Tylar K. Schmitt
Vice President and Chief Accounting Officer
(As Duly Authorized Officer and Principal Accounting Officer)