Form 10-Q
period 2018-09-30
FORUM ENERGY TECHNOLOGIES, INC.
filed 2018-10-31
CIK 1401257

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________________
FORM 10-Q
___________________________________

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2018
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of large accelerated filer, accelerated filer, smaller reporting company, and emerging growth company in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐
Non-accelerated filer ☐	(Do not check if a smaller reporting company)
Smaller reporting company ☐	Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of October 30, 2018 there were 109,166,939 common shares outstanding.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
Forum Energy Technologies, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Loss
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share information)	2018	2017	2018	2017
Revenue	$267,037	$198,709	$791,271	$570,920
Cost of sales	192,496	151,150	576,774	435,127
Gross profit	74,541	47,559	214,497	135,793
Operating expenses
Selling, general and administrative expenses	71,790	63,191	215,369	185,760
Transaction expenses	769	882	2,164	1,755
Goodwill and intangible asset impairments	—	638	14,477	68,642
Loss (gain) on disposal of assets and other	205	128	(1,495)	1,517
Total operating expenses	72,764	64,839	230,515	257,674
Earnings from equity investment	659	3,361	46	7,391
Operating income (loss)	2,436	(13,919)	(15,972)	(114,490)
Other expense (income)
Interest expense	7,923	6,366	23,871	19,331
Foreign exchange and other losses (gains), net	(1,325)	2,360	(3,634)	6,508
Gain on contribution of subsea rentals business	—	—	(33,506)	—
Total other (income) expense, net	6,598	8,726	(13,269)	25,839
Loss before income taxes	(4,162)	(22,645)	(2,703)	(140,329)
Income tax benefit	(1,108)	(7,817)	(12,366)	(31,860)
Net income (loss)	(3,054)	(14,828)	9,663	(108,469)

Weighted average shares outstanding
Basic	108,856	96,275	108,666	96,103
Diluted	108,856	96,275	110,801	96,103
Earnings (loss) per share
Basic	$(0.03)	$(0.15)	$0.09	$(1.13)
Diluted	(0.03)	(0.15)	0.09	(1.13)

Other comprehensive income (loss), net of tax:
Net income (loss)	(3,054)	(14,828)	9,663	(108,469)
Change in foreign currency translation, net of tax of $0	(1,536)	11,547	(13,884)	34,094
Gain (loss) on pension liability	7	(36)	78	(133)
Comprehensive loss	$(4,583)	$(3,317)	$(4,143)	$(74,508)
The accompanying notes are an integral part of these condensed consolidated financial statements.

Forum Energy Technologies, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)

(in thousands, except share information)	September 30, 2018	December 31, 2017
Assets
Current assets
Cash and cash equivalents	$26,940	$115,216
Accounts receivable—trade, net	214,719	202,914
Inventories, net	503,452	443,177
Prepaid expenses and other current assets	27,915	19,490
Accrued revenue	1,769	—
Costs and estimated profits in excess of billings	10,485	9,584
Total current assets	785,280	790,381
Property and equipment, net of accumulated depreciation	179,760	197,281
Deferred financing costs, net	2,278	2,900
Intangible assets	390,489	443,064
Goodwill	752,361	755,245
Investment in unconsolidated subsidiary	41,351	—
Deferred income taxes, net	8,317	3,344
Other long-term assets	9,672	3,013
Total assets	$2,169,508	$2,195,228
Liabilities and equity
Current liabilities
Current portion of long-term debt	$948	$1,156
Accounts payable—trade	142,540	137,684
Accrued liabilities	69,846	66,765
Deferred revenue	7,726	8,819
Billings in excess of costs and profits recognized	5,160	1,881
Total current liabilities	226,220	216,305
Long-term debt, net of current portion	465,969	506,750
Deferred income taxes, net	21,799	31,232
Other long-term liabilities	34,769	31,925
Total liabilities	748,757	786,212
Commitments and contingencies
Equity
Common stock, $0.01 par value, 296,000,000 shares authorized, 117,226,234 and 116,343,656 shares issued	1,172	1,163
Additional paid-in capital	1,212,355	1,195,339
Treasury stock at cost, 8,200,477 and 8,190,362 shares	(134,434)	(134,293)
Retained earnings	447,431	438,774
Accumulated other comprehensive loss	(105,773)	(91,967)
Total equity	1,420,751	1,409,016
Total liabilities and equity	$2,169,508	$2,195,228
The accompanying notes are an integral part of these condensed consolidated financial statements.

Forum Energy Technologies, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
(in thousands, except share information)	2018	2017
Cash flows from operating activities
Net income (loss)	$9,663	$(108,469)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation expense	24,975	25,212
Amortization of intangible assets	30,905	20,030
Goodwill and intangible asset impairments	14,477	68,642
Inventory write down	9,180	1,376
Share-based compensation expense	17,173	15,219
Earnings from unconsolidated subsidiary, net of distributions	(46)	(4,317)
Gain on contribution of subsea rentals business	(33,506)	—
Deferred income taxes	(14,406)	(31,041)
Other	2,372	4,548
Changes in operating assets and liabilities
Accounts receivable—trade	(19,550)	(43,167)
Inventories	(67,507)	(44,288)
Prepaid expenses and other assets	(12,551)	1,684
Income tax receivable	—	30,929
Cost and estimated profit in excess of billings	(877)	9
Accounts payable, deferred revenue and other accrued liabilities	12,073	49,126
Billings in excess of costs and estimated profits earned	3,279	(2,576)
Net cash used in operating activities	$(24,346)	$(17,083)
Cash flows from investing activities
Capital expenditures for property and equipment	(19,856)	(19,656)
Acquisition of businesses, net of cash acquired	(8,000)	(47,890)
Investment in unconsolidated subsidiary	—	(1,041)
Proceeds from sale of business, property and equipment	9,194	1,849
Net cash used in investing activities	$(18,662)	$(66,738)
Cash flows from financing activities
Borrowings of debt	100,000	—
Repayments of debt	(141,866)	(1,140)
Repurchases of stock	(2,499)	(4,667)
Proceeds from stock issuance	150	2,896
Net cash used in financing activities	$(44,215)	$(2,911)

Effect of exchange rate changes on cash	(1,053)	8,702

Net decrease in cash, cash equivalents and restricted cash	(88,276)	(78,030)
Cash, cash equivalents and restricted cash at beginning of period	115,216	234,422
Cash, cash equivalents and restricted cash at end of period	$26,940	$156,392

Noncash investing activities
Acquisition via issuance of stock	$—	$4,500
Assets contributed for equity method investment	$18,070	$—
Note receivable related to equity method investment transaction	$4,067	$—
The accompanying notes are an integral part of these condensed consolidated financial statements.

Forum Energy Technologies, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
1. Organization and Basis of Presentation
Forum Energy Technologies, Inc. (the “Company,” “we,” “our,” or “us”), a Delaware corporation, is a global oilfield products company, serving the drilling, subsea, completion, production and infrastructure sectors of the oil and natural gas industry. The Company designs, manufactures and distributes products and engages in aftermarket services, parts supply and related services that complement the Company’s product offering.
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of the Company include the accounts of the Company and its subsidiaries. All significant intercompany transactions have been eliminated in consolidation.
Our investments in operating entities where we have the ability to exert significant influence, but do not control operating and financial policies, are accounted for using the equity method of accounting, with our share of the net income reported in “Earnings from equity investment” in the condensed consolidated statements of comprehensive loss. These investments are included in “Investment in unconsolidated subsidiary” in the condensed consolidated balance sheets. The Company’s share of equity earnings are reported within operating income (loss), as the investee’s operations are integral to the operations of the Company.
In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for the fair statement of the Company’s financial position, results of operations and cash flows have been included. Operating results for the nine months ended September 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018 or any other interim period.
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
Modification Accounting for Stock Compensation. In May 2017, the FASB issued ASU No. 2017-09 Compensation - Stock Compensation (Topic 718) - Scope of Modification Accounting, which clarifies when to account for a change to the terms or conditions of a share based payment award as a modification. Under the new ASU, an entity should apply modification accounting unless the fair value, the vesting conditions, and the classification as equity or liability of the modified award all remain the same as the original award. We applied the update prospectively beginning January 1, 2018. The adoption of this new guidance had no material impact on our unaudited condensed consolidated financial statements.

Forum Energy Technologies, Inc. and subsidiaries
Notes to condensed consolidated financial statements (continued)
(Unaudited)

Clarifying the Definition of a Business. In January 2017, the FASB issued ASU No. 2017-01 Business Combinations (Topic 805) - Clarifying the Definition of a Business, in an effort to clarify the definition of a business, with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. We applied the update prospectively beginning January 1, 2018. The adoption of this new guidance had no material impact on our unaudited condensed consolidated financial statements.
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
Accounting Standards Issued But Not Yet Adopted
Accounting for Implementation Costs Related to a Cloud Computing Arrangement. In August 2018, the FASB issued ASU No. 2018-15 Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract. This new guidance aligns the requirements for capitalizing implementation costs incurred by an entity related to a cloud computing arrangement with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. Accordingly, this guidance requires an entity to capitalize certain implementation costs incurred and then amortize them over the term of the cloud hosting arrangement. Furthermore, this guidance also requires an entity to present the expense, cash flows, and capitalized implementation costs in the same financial statement line items as the associated hosting service. This new guidance will take effect for public companies with fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019, and early adoption is permitted. The amendments in this update should be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. We are currently evaluating the impact of adopting this guidance.
Fair Value Measurement Disclosure. In August 2018, the FASB issued ASU No. 2018-13 Fair Value Measurement (topic 820) - Disclosure Framework - Changes to the Disclosure Requirement for Fair Value Measurement.  This new guidance eliminated, modified and added certain disclosure requirements related to fair value measurements. The amended disclosure requirements are effective for all entities for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2019. We are evaluating the impact of adopting this guidance. However, we currently expect that the adoption of this guidance will not have a material impact on our unaudited condensed consolidated financial statements.

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
Leases. In February 2016, the FASB issued ASU No. 2016-02, Leases.  Under this new guidance, lessees will be required to recognize assets and liabilities on the balance sheet for the rights and obligations created by all leases (financing and operating) with terms greater than twelve months. The classification as either a financing or operating lease will determine whether lease expense is recognized on an effective interest method basis or on a straight-line basis over the term of the lease, respectively.
We are continuing to evaluate the impact of the pending adoption of the new guidance and have put in place an implementation team responsible for:

•	reviewing existing lease contracts and identifying the relevant accounting impacts of the new standard;

•	providing internal training and awareness related to the new lease standard to key stakeholders throughout our organization;

•	implementing new processes and controls in anticipation of adopting the new guidance; and

•	inputting lease information into a new cloud based lease software management system.
This guidance is effective for us in the first quarter of 2019 and we plan to adopt this new standard using the modified retrospective transition method. Based on our current lease portfolio, we anticipate the new guidance will require us to reflect additional assets and liabilities on our consolidated balance sheet; however, we have not yet finalized our estimation of such amount, and we are still evaluating the overall impact of the new guidance on our consolidated financial statements and related disclosures.

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
The adoption of Topic 606 did not have a material impact on our consolidated financial position, results of operations, equity or cash flows as of the adoption date or for the three and nine months ended September 30, 2018. Furthermore, we expect the impact of the adoption of the new standard to be immaterial to our revenue and gross profit on an ongoing basis.
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
As of September 30, 2018, there were no contracts in progress that were impacted by the change in timing of revenue recognition required by the adoption of ASC 606. As such, there was no impact to the income statement for the three and nine months ended September 30, 2018. The following table shows the change in balance sheet presentation as of September 30, 2018:

	September 30, 2018
(in thousands, unaudited)	As Reported	Amount Without Adoption of ASC 606	Effect of Change Higher/(Lower)
Balance Sheet
Accounts receivable—trade, net	$214,719	$216,488	$(1,769)
Accrued revenue	1,769	—	1,769
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
Revenue from goods transferred to customers at a point in time accounted for 98% and 97% of revenues for the three and nine months ended September 30, 2018, respectively. The majority of this revenue is product sales, which are generally recognized when items are shipped from our facilities and title passes to the customer. The amount of revenue recognized for products is adjusted for expected returns, which are estimated based on historical data.
Revenue from goods transferred to customers over time accounted for 2% and 3% of revenues for the three and nine months ended September 30, 2018, respectively, which is primarily related to contracts in our Subsea and Production Equipment product lines. Recognition over time for these contracts is supported by our assessment of the products supplied as having no alternative use to us and by clauses in the contracts that provide us with an enforceable right to payment for performance completed to date.
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
Contracts are sometimes modified to account for changes in product specifications or requirements. Most of our contract modifications are for goods and services that are not distinct from the existing contract. As such, these modifications are accounted for as if they were part of the existing contract, and therefore, the effect of the modification on the transaction price and our measure of progress for the performance obligation to which it relates is recognized as an adjustment to revenue on a cumulative catch-up basis. No adjustment to any one contract was material to our unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2018.
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
The following table reflects the changes in our contract assets and contract liabilities balances for the nine months ended September 30, 2018:

	September 30, 2018	January 1, 2018	Increase / (Decrease)
			$	%
Accrued revenue	$1,769	$3,235
Costs and estimated profits in excess of billings	10,485	9,584
Contract assets	$12,254	$12,819	$(565)	(4)%

Deferred revenue	$7,726	$8,819
Billings in excess of costs and profits recognized	5,160	1,881
Contract liabilities	$12,886	$10,700	$2,186	20%
During the nine months ended September 30, 2018, our contract assets decreased by $0.6 million primarily due to the timing of billings in our Production Equipment product line and our contract liabilities increased by $2.2 million primarily due to a down payment received for a customer order in our subsea product line.
During the nine months ended September 30, 2018, we recognized revenue of $7.5 million that was included in the contract liability balance at the beginning of the period.
During the three months ended June 30, 2018, our Subsea Technologies product line received an order to supply a submarine rescue vehicle and related equipment which we expect to deliver in 2020. We use the cost-to-cost method to measure progress on this contract to recognize revenue over time. Other than this contract, all of our other contracts are less than one year in duration. As such, we have elected to apply the practical expedient which allows an entity to exclude disclosures about its remaining performance obligations if the performance obligation is part of a contract that has an original expected duration of one year or less.
4. Acquisitions & Dispositions
2018 Acquisition of ESP Completion Technologies LLC
On July 2, 2018, we acquired certain assets of ESP Completion Technologies LLC ("ESPCT"), a subsidiary of C&J Energy Services, for cash consideration of $8.0 million. ESPCT consists of a portfolio of early stage technologies that maximize the run life of artificial lift systems, primarily electric submersible pumps. This acquisition is included in the Completions segment. The fair values of the assets acquired and liabilities assumed as well as the pro forma results of operations for this acquisition have not been presented because they are not material to the consolidated financial statements.
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
2017 Acquisition of Global Tubing
On October 2, 2017, we acquired all of the remaining ownership interests of Global Tubing, LLC (“Global Tubing”) from our joint venture partner and management for total consideration of approximately $290.3 million. We originally invested in Global Tubing with the joint venture partner and management in 2013. Prior to acquiring the remaining ownership interest in Global Tubing, we reported this investment using the equity method of accounting. The financial results for Global Tubing are reported in the Completions segment. Located in Dayton, Texas, Global Tubing provides coiled tubing, coiled line pipe and related services to customers worldwide. We believe that this strategic acquisition will further enhance our focus and strategy of expansion in the North American completions market. Global Tubing contributed revenues of $36.2 million and $112.7 million respectively during the three and nine months ended September 30, 2018. Refer to Note 4. Acquisitions in our Annual Report for pro forma results of operations for this acquisition.
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
2017 Acquisition of Multilift
On July 3, 2017, we acquired Multilift Welltec, LLC and Multilift Wellbore Technology Limited (collectively, “Multilift”) for approximately $39.2 million in cash consideration. These acquisitions are included in the Completions segment. Based in Houston, Texas, Multilift manufactures the patented SandGuardTM and CycloneTM completion tools. This acquisition increases our product offering related to artificial lift to our completions customers. We intend to utilize our distribution system to increase Multilift’s sales with additional customers and through geographic expansion. Pro forma results of operations for this acquisition have not been presented because the effects were not material to the condensed consolidated financial statements. The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of the acquisition (in thousands):

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

Forum Energy Technologies, Inc. and subsidiaries
Notes to condensed consolidated financial statements (continued)
(Unaudited)

5. Inventories
Our significant components of inventory at September 30, 2018 and December 31, 2017 were as follows (in thousands):

	September 30, 2018	December 31, 2017
Raw materials and parts	$203,774	$160,093
Work in process	42,108	51,941
Finished goods	308,508	305,461
Gross inventories	554,390	517,495
Inventory reserve	(50,938)	(74,318)
Inventories	$503,452	$443,177
6. Goodwill and Intangible Assets
Goodwill
The changes in the carrying amount of goodwill from December 31, 2017 to September 30, 2018, were as follows (in thousands):

	Drilling & Subsea	Completions	Production & Infrastructure	Total
Goodwill Balance at December 31, 2017	$251,454	$484,345	$19,446	$755,245
Acquisition	—	1,478	—	1,478
Impact of non-U.S. local currency translation	(3,334)	(960)	(68)	(4,362)
Goodwill Balance at September 30, 2018	$248,120	$484,863	$19,378	$752,361
We perform our annual impairment tests of goodwill as of October 1, or when there is an indication an impairment may have occurred.
There was no impairment of goodwill during the three and nine months ended September 30, 2018.
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
Accumulated impairment losses on goodwill were $236.8 million as of September 30, 2018 and December 31, 2017.

Forum Energy Technologies, Inc. and subsidiaries
Notes to condensed consolidated financial statements (continued)
(Unaudited)

Intangible assets
Intangible assets consisted of the following as of September 30, 2018 and December 31, 2017, respectively (in thousands):

	September 30, 2018
	Gross Carrying Amount	Accumulated Amortization	Net Amortizable Intangibles	Amortization Period (In Years)
Customer relationships	$388,367	$(138,722)	$249,645	4-15
Patents and technology	109,520	(21,077)	88,443	5-17
Non-compete agreements	5,944	(5,614)	330	3-6
Trade names	62,561	(25,344)	37,217	10-15
Distributor relationships	22,160	(17,286)	4,874	8-15
Trademarks	10,319	(339)	9,980	15 - Indefinite
Intangible Assets Total	$598,871	$(208,382)	$390,489

	December 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Net Amortizable Intangibles	Amortization Period (In Years)
Customer relationships	$428,544	$(138,566)	$289,978	4-15
Patents and technology	110,910	(16,733)	94,177	5-17
Non-compete agreements	6,625	(6,041)	584	3-6
Trade names	64,359	(22,090)	42,269	10-15
Distributor relationships	22,160	(16,338)	5,822	8-15
Trademarks	10,319	(85)	10,234	15 - Indefinite
Intangible Assets Total	$642,917	$(199,853)	$443,064
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
7. Debt
Notes payable and lines of credit as of September 30, 2018 and December 31, 2017 consisted of the following (in thousands):

	September 30, 2018	December 31, 2017
6.25% Senior Notes due October 2021	$400,000	$400,000
Unamortized debt premium	1,278	1,583
Debt issuance cost	(3,396)	(4,222)
Senior secured revolving credit facility	68,000	108,446
Other debt	1,035	2,099
Total debt	466,917	507,906
Less: current maturities	(948)	(1,156)
Long-term debt	$465,969	$506,750

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
Availability under the Credit Facility is subject to a borrowing base calculated by reference to eligible accounts receivable in the U.S., Canada and certain other jurisdictions (subject to a cap) and eligible inventory in the U.S. and Canada. Our borrowing capacity under the Credit Facility could be reduced or eliminated, depending on future fluctuations in our balances of receivables and inventory. As of September 30, 2018, our total borrowing base was $299.4 million, of which $68.0 million was drawn and $12.4 million was used for security of outstanding letters of credit, resulting in availability of $219.0 million.
Borrowings under the U.S. Line bear interest at a rate equal to, at our option, either (a) the LIBOR rate or (b) a base rate determined by reference to the highest of (i) the rate of interest per annum determined from time to time by Wells Fargo as its prime rate in effect at its principal office in San Francisco, (ii) the federal funds rate plus 0.50% per annum and (iii) the one-month adjusted LIBOR plus 1.00% per annum, in each case plus an applicable margin. Borrowings under the Canadian Line bear interest at a rate equal to, at Forum Canada’s option, either (a) the CDOR rate or (b) a base rate determined by reference to the highest of (i) the prime rate for Canadian dollar commercial loans made in Canada as reported from time to time by Thomson Reuters and (ii) the CDOR rate plus 1.00%, in each case plus an applicable margin. The applicable margin for LIBOR and CDOR loans will initially range from 1.75% to 2.25%, depending upon average excess availability under the Credit Facility. After the first quarter ending on or after March 31, 2018 in which our total leverage ratio is less than or equal to 4.00:1.00, the applicable margin for LIBOR and CDOR loans will range from 1.50% to 2.00%, depending upon average excess availability under the Credit Facility. The weighted average interest rate under the Credit Facility was approximately 3.96% for the nine months ended September 30, 2018.
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

Forum Energy Technologies, Inc. and subsidiaries
Notes to condensed consolidated financial statements (continued)
(Unaudited)

Letters of Credit and Guarantees
We execute letters of credit in the normal course of business to secure the delivery of product from specific vendors and also to guarantee our fulfillment of performance obligations relating to certain large contracts. We had $12.9 million and $7.9 million in total outstanding letters of credit as of September 30, 2018 and December 31, 2017, respectively.
8. Income Taxes
We recorded a tax benefit of $1.1 million for the three months ended September 30, 2018 compared to a tax benefit of $7.8 million for the three months ended September 30, 2017. For the nine months ended September 30, 2018, we recorded a $12.4 million tax benefit as compared to a tax benefit of $31.9 million for the nine months ended September 30, 2017.
For interim periods, our income tax expense or benefit is computed based upon our estimated annual effective tax rate and any discrete items that impact the interim periods. Our estimated annual effective tax rate differs from the U.S. federal statutory rates of 21% and 35% for the periods in 2018 and 2017, respectively, primarily as a result of the impact of U.S. Tax Reform as discussed further below, losses in the U.K. for which the recording of a tax benefit is not available and higher projected state income taxes. The nine months ended September 30, 2018 included a $15.6 million income tax benefit from adjusting the provisional impact of tax reform initially recorded in the fourth quarter of 2017. For the nine months ended September 30, 2017, the tax benefit was negatively impacted by a $68.0 million impairment loss related to non-tax deductible goodwill. Furthermore, the tax benefit or expense recorded can vary from period to period depending on the Company’s relative mix of U.S. and non-U.S. earnings and losses by jurisdiction.
On December 22, 2017, the U.S. enacted the Tax Cuts and Jobs Act of 2017 (“U.S. Tax Reform”), a comprehensive U.S. tax reform package that, effective January 1, 2018, among other things, lowered the corporate income tax rate from 35% to 21% and moved the country towards a territorial tax system with a one-time mandatory tax on previously deferred earnings of non-U.S. subsidiaries.
In the fourth quarter of 2017, we recorded provisional amounts related to the effects of U.S. Tax Reform including the recognition of liabilities for taxes on mandatory deemed repatriation of non-U.S. earnings and re-measurement of deferred taxes based on the new U.S. corporate income tax rate of 21%. We updated these provisional amounts in the first nine months of 2018 based on additional guidance issued by the U.S. Internal Revenue Service resulting in an income tax benefit of $15.6 million. This adjustment to our provisional estimate of the effects of U.S. Tax Reform results in an overall net benefit of $5.5 million.
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
We have deferred tax assets related to net operating loss carryforwards in the U.S and in certain states and foreign jurisdictions. We recognize deferred tax assets to the extent that we believe these assets are more likely than not to be realized. In making such a determination, we consider all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, including the effect of U.S. tax reform, tax-planning and recent operating results.
We continue to provide for a valuation allowance for our U.K. deferred tax assets, as it is more likely than not that they will not be realized, and we have determined that our other deferred tax assets are currently more likely than not realizable. In a future period, if we were to determine that we would not be able to realize some or all of our deferred tax assets in excess of their net recorded amount, we would make an adjustment to the deferred tax asset valuation allowance which would increase the provision for income taxes.

Forum Energy Technologies, Inc. and subsidiaries
Notes to condensed consolidated financial statements (continued)
(Unaudited)

9. Fair Value Measurements
At September 30, 2018 and December 31, 2017, the Company had $68.0 million and $108.4 million, respectively, of debt outstanding under the Credit Facility which incurs interest at a variable interest rate, and therefore, the carrying amount approximates fair value. The fair value of the debt is classified as a Level 2 measurement because interest rates charged are similar to other financial instruments with similar terms and maturities.
The fair value of our Senior Notes is estimated using Level 2 inputs in the fair value hierarchy and is based on quoted prices for those or similar instruments. At September 30, 2018, the fair value and the carrying value of our Senior Notes approximated $402.0 million and $401.3 million, respectively. At December 31, 2017, the fair value and the carrying value of our Senior Notes approximated $402.0 million and $401.6 million, respectively.
There were no other outstanding financial assets as of September 30, 2018 and December 31, 2017 that required measuring the amounts at fair value. We did not change our valuation techniques associated with recurring fair value measurements from prior periods, and there were no transfers between levels of the fair value hierarchy during the nine months ended September 30, 2018.

Forum Energy Technologies, Inc. and subsidiaries
Notes to condensed consolidated financial statements (continued)
(Unaudited)

10. Business Segments
The Company reports its results of operations in the following three reportable segments: Drilling & Subsea, Completions and Production & Infrastructure. The amounts indicated below as “Corporate” relate to costs and assets not allocated to the reportable segments. Summary financial data by segment follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenue:
Drilling & Subsea	$54,542	$54,700	$166,797	$180,607
Completions	118,533	60,037	357,640	156,938
Production & Infrastructure	95,286	84,980	270,306	235,676
Eliminations	(1,324)	(1,008)	(3,472)	(2,301)
Total revenue	$267,037	$198,709	$791,271	$570,920

Operating income (loss)
Drilling & Subsea	$(8,498)	$(8,872)	$(24,618)	$(23,580)
Completions	15,425	1,614	36,866	(1,223)
Production & Infrastructure	5,299	4,258	13,165	7,124
Corporate	(8,816)	(9,271)	(26,239)	(24,897)
Segment operating income (loss)	3,410	(12,271)	(826)	(42,576)
Transaction expenses	769	882	2,164	1,755
Goodwill and intangible asset impairments	—	638	14,477	68,642
Loss (gain) on disposal of assets and other	205	128	(1,495)	1,517
Operating income (loss)	$2,436	$(13,919)	$(15,972)	$(114,490)
A summary of consolidated assets by reportable segment is as follows (in thousands):

	September 30, 2018	December 31, 2017
Drilling & Subsea	$619,620	$645,254
Completions	1,238,658	1,202,379
Production & Infrastructure	268,135	251,685
Corporate	43,095	95,910
Total assets	$2,169,508	$2,195,228
Corporate assets include, among other items, cash, prepaid assets and deferred financing costs.

Forum Energy Technologies, Inc. and subsidiaries
Notes to condensed consolidated financial statements (continued)
(Unaudited)

The following table presents our revenues disaggregated by product line (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Drilling Technologies	$43,326	$38,221	$132,489	$130,531
Subsea Technologies	11,216	16,479	34,308	50,076
Downhole Technologies	27,484	20,010	78,582	53,637
Stimulation and Intervention	54,849	40,027	166,341	103,301
Coiled Tubing	36,200	—	112,717	—
Production Equipment	37,413	32,275	104,138	89,293
Valve Solutions	57,873	52,705	166,168	146,383
Eliminations	(1,324)	(1,008)	(3,472)	(2,301)
Total revenue	$267,037	$198,709	$791,271	$570,920
The following table presents our revenues disaggregated by geography (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
United States	$208,595	$151,400	$602,625	$434,649
Canada	18,135	14,818	53,840	40,343
Europe & Africa	12,023	14,968	43,150	48,092
Middle East	12,360	5,084	39,318	14,771
Asia-Pacific	9,391	7,799	32,328	19,694
Latin America	6,533	4,640	20,010	13,371
Total Revenue	$267,037	$198,709	$791,271	$570,920

11. Commitments and Contingencies
In the ordinary course of business, the Company is, and in the future could be, involved in various pending or threatened legal actions that may or may not be covered by insurance. Management has reviewed such pending judicial and legal proceedings and the availability and limits of insurance coverage, and has established reserves that are believed to be appropriate in light of those outcomes that are considered to be probable and can be reasonably estimated. The reserves accrued at September 30, 2018 and December 31, 2017, respectively, are immaterial. It is management’s opinion that the Company’s ultimate liability, if any, with respect to these actions is not expected to have a material adverse effect on the Company’s financial position, results of operations or cash flows.

Forum Energy Technologies, Inc. and subsidiaries
Notes to condensed consolidated financial statements (continued)
(Unaudited)

12. Earnings Per Share
The calculation of basic and diluted earnings per share for each period presented was as follows (dollars and shares in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net income (loss)	$(3,054)	$(14,828)	$9,663	$(108,469)

Basic - weighted average shares outstanding	108,856	96,275	108,666	96,103
Dilutive effect of stock options and restricted stock	—	—	2,135	—
Diluted - weighted average shares outstanding	108,856	96,275	110,801	96,103

Earnings (loss) per share
Basic	$(0.03)	$(0.15)	$0.09	$(1.13)
Diluted	$(0.03)	$(0.15)	$0.09	$(1.13)
The calculation of diluted earnings per share excludes approximately 3.8 million shares that were anti-dilutive for the nine months ended September 30, 2018. The calculation of diluted loss per share excludes all potentially dilutive shares for the three months ended September 30, 2018 and the three and nine months ended September 30, 2017 because there were net losses for these periods.
13. Stockholders' Equity
Share-based compensation
During the nine months ended September 30, 2018, the Company granted 504,930 stock options, 1,220,694 shares of restricted stock and restricted stock units and 160,010 performance share awards with a market condition.
The stock options granted have an exercise price of $12.00 per share and vest ratably over 4 years. The 1,220,694 shares of restricted stock and restricted stock units include 1,108,194 shares granted to employees that vest ratably over 4 years and 112,500 shares granted to non-employee members of the Board of Directors that have a vesting period of 12 months.
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
15. Subsequent Event

On October 8, 2018, we acquired 100% of the stock of Houston Global Heat Transfer LLC (“GHT”) for $52.0 million in cash consideration, subject to customary adjustments for actual working capital conveyed. In addition, the acquisition agreement contains an earn-out arrangement whereby additional cash consideration will be due to the former owners of GHT if certain conditions are met in 2019 and 2020. This acquisition will be included in the Completions segment. Based in Houston, Texas, GHT designs, engineers, and manufactures premium industrial heat exchanger and cooling systems used primarily on hydraulic fracturing equipment. GHT’s flagship product, the Jumbotron, is an innovative cube-style radiator that substantially reduces customer maintenance expense.

Forum Energy Technologies, Inc. and subsidiaries
Notes to condensed consolidated financial statements (continued)
(Unaudited)

16. Condensed Consolidating Financial Statements
The Senior Notes are guaranteed by our domestic subsidiaries which are 100% owned, directly or indirectly, by the Company. The guarantees are full and unconditional, joint and several, and on an unsecured basis.

Condensed consolidating statements of comprehensive income (loss)

	Three Months Ended September 30, 2018
	FET (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Revenue	$—	$238,224	$44,552	$(15,739)	$267,037
Cost of sales	—	173,795	35,063	(16,362)	192,496
Gross Profit	—	64,429	9,489	623	74,541
Operating Expenses
Selling, general and administrative expenses	—	56,530	15,260	—	71,790
Goodwill and intangible assets impairment	—	—	—	—	—
Transaction Expenses	—	491	278	—	769
Loss (gain) on disposal of assets and other	—	(15)	220	—	205
Total operating expenses	—	57,006	15,758	—	72,764
Earnings from equity investment	—	332	327	—	659
Equity earnings (loss) from affiliate, net of tax	3,164	(3,226)	—	62	—
Operating income (loss)	3,164	4,529	(5,942)	685	2,436
Other expense (income)
Interest expense	7,870	40	13	—	7,923
Foreign exchange and other gains, net	—	(156)	(1,169)	—	(1,325)
Total other (income) expense, net	7,870	(116)	(1,156)	—	6,598
Income (loss) before income taxes	(4,706)	4,645	(4,786)	685	(4,162)
Income tax expense (benefit)	(1,652)	1,481	(937)	—	(1,108)
Net income (loss)	(3,054)	3,164	(3,849)	685	(3,054)

Other comprehensive income (loss), net of tax:
Net income (loss)	(3,054)	3,164	(3,849)	685	(3,054)
Change in foreign currency translation, net of tax of $0	(1,536)	(1,536)	(1,536)	3,072	(1,536)
Gain on pension liability	7	7	7	(14)	7
Comprehensive income (loss)	$(4,583)	$1,635	$(5,378)	$3,743	$(4,583)

Forum Energy Technologies, Inc. and subsidiaries
Notes to condensed consolidated financial statements (continued)
(Unaudited)

Condensed consolidating statements of comprehensive income (loss)

	Three Months Ended September 30, 2017
	FET (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Revenue	$—	$171,031	$43,121	$(15,443)	$198,709
Cost of sales	—	133,503	32,877	(15,230)	151,150
Gross Profit	—	37,528	10,244	(213)	47,559
Operating Expenses
Selling, general and administrative expenses	—	51,127	12,064	—	63,191
Transaction Expenses	—	882	—	—	882
Goodwill and intangible asset impairments	—	638	—	—	638
Loss on disposal of assets and other	—	91	37	—	128
Total operating expenses	—	52,738	12,101	—	64,839
Earnings from equity investment	—	3,361	—	—	3,361
Equity loss from affiliate, net of tax	(10,467)	(3,959)	—	14,426	—
Operating loss	(10,467)	(15,808)	(1,857)	14,213	(13,919)
Other expense (income)
Interest expense (income)	6,710	(188)	(156)	—	6,366
Foreign exchange and other losses (gains), net	—	(110)	2,470	—	2,360
Total other (income) expense, net	6,710	(298)	2,314	—	8,726
Loss before income taxes	(17,177)	(15,510)	(4,171)	14,213	(22,645)
Income tax benefit	(2,349)	(5,043)	(425)	—	(7,817)
Net loss	(14,828)	(10,467)	(3,746)	14,213	(14,828)

Other comprehensive income (loss), net of tax:
Net loss	(14,828)	(10,467)	(3,746)	14,213	(14,828)
Change in foreign currency translation, net of tax of $0	11,547	11,547	11,547	(23,094)	11,547
Loss on pension liability	(36)	(36)	(36)	72	(36)
Comprehensive income (loss)	$(3,317)	$1,044	$7,765	$(8,809)	$(3,317)

Forum Energy Technologies, Inc. and subsidiaries
Notes to condensed consolidated financial statements (continued)
(Unaudited)

Condensed consolidating statements of comprehensive income (loss)

	Nine Months Ended September 30, 2018
	FET (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Revenue	$—	$698,300	$136,292	$(43,321)	$791,271
Cost of sales	—	510,190	110,762	(44,178)	576,774
Gross Profit	—	188,110	25,530	857	214,497
Operating Expenses
Selling, general and administrative expenses	—	175,342	40,027	—	215,369
Goodwill and intangible assets impairment	—	—	14,477	—	14,477
Transaction Expenses	—	1,879	285	—	2,164
Loss (gain) on disposal of assets and other	—	(2,349)	854	—	(1,495)
Total operating expenses	—	174,872	55,643	—	230,515
Earnings (loss) from equity investment	—	337	(291)	—	46
Equity earnings from affiliate, net of tax	28,413	6,781	—	(35,194)	—
Operating income (loss)	28,413	20,356	(30,404)	(34,337)	(15,972)
Other expense (income)
Interest expense (income)	23,734	414	(277)	—	23,871
Foreign exchange and other gains, net	—	(265)	(3,369)	—	(3,634)
(Gain) loss on contribution of subsea rentals business	—	5,856	(39,362)	—	(33,506)
Total other (income) expense, net	23,734	6,005	(43,008)	—	(13,269)
Income (loss) before income taxes	4,679	14,351	12,604	(34,337)	(2,703)
Income tax expense (benefit)	(4,984)	(14,062)	6,680	—	(12,366)
Net income	9,663	28,413	5,924	(34,337)	9,663

Other comprehensive income (loss), net of tax:
Net income	9,663	28,413	5,924	(34,337)	9,663
Change in foreign currency translation, net of tax of $0	(13,884)	(13,884)	(13,884)	27,768	(13,884)
Gain on pension liability	78	78	78	(156)	78
Comprehensive income (loss)	$(4,143)	$14,607	$(7,882)	$(6,725)	$(4,143)

Forum Energy Technologies, Inc. and subsidiaries
Notes to condensed consolidated financial statements (continued)
(Unaudited)

Condensed consolidating statements of comprehensive loss

	Nine Months Ended September 30, 2017
	FET (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Revenue	$—	$486,683	$133,798	$(49,561)	$570,920
Cost of sales	—	375,990	108,390	(49,253)	435,127
Gross Profit	—	110,693	25,408	(308)	135,793
Operating Expenses
Selling, general and administrative expenses	—	149,030	36,730	—	185,760
Transaction Expenses	—	1,644	111	—	1,755
Goodwill and intangible asset impairments	—	32,881	35,761	—	68,642
Loss on disposal of assets and other	—	1,433	84	—	1,517
Total operating expenses	—	184,988	72,686	—	257,674
Earnings from equity investment	—	7,391	—	—	7,391
Equity loss from affiliate, net of tax	(95,415)	(48,535)	—	143,950	—
Operating loss	(95,415)	(115,439)	(47,278)	143,642	(114,490)
Other expense (income)
Interest expense (income)	20,083	(374)	(378)	—	19,331
Foreign exchange and other losses (gains), net	—	(297)	6,805	—	6,508
Total other (income) expense, net	20,083	(671)	6,427	—	25,839
Loss before income taxes	(115,498)	(114,768)	(53,705)	143,642	(140,329)
Income tax benefit	(7,029)	(19,353)	(5,478)	—	(31,860)
Net loss	(108,469)	(95,415)	(48,227)	143,642	(108,469)

Other comprehensive income (loss), net of tax:
Net loss	(108,469)	(95,415)	(48,227)	143,642	(108,469)
Change in foreign currency translation, net of tax of $0	34,094	34,094	34,094	(68,188)	34,094
Loss on pension liability	(133)	(133)	(133)	266	(133)
Comprehensive loss	$(74,508)	$(61,454)	$(14,266)	$75,720	$(74,508)

Forum Energy Technologies, Inc. and subsidiaries
Notes to condensed consolidated financial statements (continued)
(Unaudited)

Condensed consolidating balance sheets

	September 30, 2018
	FET (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Assets
Current assets
Cash and cash equivalents	$—	$11,758	$15,182	$—	$26,940
Accounts receivable—trade, net	—	186,235	28,484	—	214,719
Inventories, net	—	439,961	71,438	(7,947)	503,452
Prepaid expenses and other current assets	—	21,111	6,804	—	27,915
Accrued revenue	—	631	1,138	—	1,769
Costs and estimated profits in excess of billings	—	8,589	1,896	—	10,485
Total current assets	—	668,285	124,942	(7,947)	785,280
Property and equipment, net of accumulated depreciation	—	158,496	21,264	—	179,760
Deferred financing costs, net	2,278	—	—	—	2,278
Intangible assets	—	358,033	32,456	—	390,489
Goodwill	—	601,298	151,063	—	752,361
Investment in unconsolidated subsidiary	—	2,416	38,935	—	41,351
Deferred income taxes, net	—	4,973	3,344	—	8,317
Other long-term assets	—	4,416	5,256	—	9,672
Investment in affiliates	1,264,192	387,847	—	(1,652,039)	—
Long-term advances to affiliates	633,096	—	92,275	(725,371)	—
Total assets	$1,899,566	$2,185,764	$469,535	$(2,385,357)	$2,169,508
Liabilities and equity
Current liabilities
Current portion of long-term debt	$—	$924	$24	$—	$948
Accounts payable—trade	—	123,061	19,479	—	142,540
Accrued liabilities	12,933	38,825	18,088	—	69,846
Deferred revenue	—	5,042	2,684	—	7,726
Billings in excess of costs and profits recognized	—	206	4,954	—	5,160
Total current liabilities	12,933	168,058	45,229	—	226,220
Long-term debt, net of current portion	465,882	69	18	—	465,969
Deferred income taxes, net	—	13,978	7,821	—	21,799
Other long-term liabilities	—	14,096	20,673	—	34,769
Long-term payables to affiliates	—	725,371	—	(725,371)	—
Total liabilities	478,815	921,572	73,741	(725,371)	748,757

Total equity	1,420,751	1,264,192	395,794	(1,659,986)	1,420,751
Total liabilities and equity	$1,899,566	$2,185,764	$469,535	$(2,385,357)	$2,169,508

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

Forum Energy Technologies, Inc. and subsidiaries
Notes to condensed consolidated financial statements (continued)
(Unaudited)

Condensed consolidating statements of cash flows

	Nine Months Ended September 30, 2018
	FET (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Cash flows from operating activities	$7,613	$(9,720)	$1,711	$(23,950)	$(24,346)
Cash flows from investing activities
Capital expenditures for property and equipment	—	(16,698)	(3,158)	—	(19,856)
Acquisition of businesses, net of cash acquired	—	(8,000)	—	—	(8,000)
Proceeds from sale of business, property and equipment	—	5,128	4,066	—	9,194
Long-term loans and advances to affiliates	35,539	3,569	—	(39,108)	—
Net cash provided by (used in) investing activities	$35,539	$(16,001)	$908	$(39,108)	$(18,662)
Cash flows from financing activities
Borrowings of debt	100,000	—	—	—	100,000
Repayments of debt	(140,803)	(963)	(100)	—	(141,866)
Repurchases of stock	(2,499)	—	—	—	(2,499)
Proceeds from stock issuance	150	—	—	—	150
Long-term loans and advances to affiliates	—	(35,539)	(3,569)	39,108	—
Dividend paid to affiliates	—	—	(23,950)	23,950	—
Net cash used in financing activities	$(43,152)	$(36,502)	$(27,619)	$63,058	$(44,215)

Effect of exchange rate changes on cash	—	—	(1,053)	—	(1,053)

Net decrease in cash, cash equivalents and restricted cash	—	(62,223)	(26,053)	—	(88,276)
Cash, cash equivalents and restricted cash at beginning of period	—	73,981	41,235	—	115,216
Cash, cash equivalents and restricted cash at end of period	$—	$11,758	$15,182	$—	$26,940

Forum Energy Technologies, Inc. and subsidiaries
Notes to condensed consolidated financial statements (continued)
(Unaudited)

Condensed consolidating statements of cash flows

	Nine Months Ended September 30, 2017
	FET (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Cash flows from operating activities	$(7,671)	$2,262	$(11,674)	$—	$(17,083)
Cash flows from investing activities
Capital expenditures for property and equipment	—	(14,625)	(5,031)	—	(19,656)
Acquisition of businesses, net of cash acquired	—	(42,204)	(5,686)	—	(47,890)
Investment in unconsolidated subsidiary	—	(1,041)	—	—	(1,041)
Proceeds from sale of business, property and equipment	—	1,849	—	—	1,849
Long-term loans and advances to affiliates	9,790	7,902	—	(17,692)	—
Net cash provided by (used in) investing activities	$9,790	$(48,119)	$(10,717)	$(17,692)	$(66,738)
Cash flows from financing activities
Repayments of debt	—	(1,076)	(64)	—	(1,140)
Repurchases of stock	(4,667)	—	—	—	(4,667)
Proceeds from stock issuance	2,896	—	—	—	2,896
Long-term loans and advances to affiliates	—	(9,790)	(7,902)	17,692	—
Net cash used in financing activities	$(1,771)	$(10,866)	$(7,966)	$17,692	$(2,911)

Effect of exchange rate changes on cash	—	—	8,702	—	8,702

Net increase (decrease) in cash, cash equivalents and restricted cash	348	(56,723)	(21,655)	—	(78,030)
Cash, cash equivalents and restricted cash at beginning of period	65	143,275	91,082	—	234,422
Cash, cash equivalents and restricted cash at end of period	$413	$86,552	$69,427	$—	$156,392

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

Overview
We are a global oilfield products company, serving the drilling, subsea, completion, production and infrastructure sectors of the oil and natural gas industry. We design, manufacture and distribute products, and engage in aftermarket services, parts supply and related services that complement our product offering. Our product offering includes a mix of frequently replaced consumable products and highly engineered capital products that are used in the exploration, development, production and transportation of oil and natural gas. Our consumable products are used in drilling, well construction and completions activities, within the supporting infrastructure, and at processing centers and refineries. Our engineered capital products are directed at: drilling rig equipment for new rigs, upgrades and refurbishment projects; subsea construction and development projects; the placement of production equipment on new producing wells; pressure pumping equipment; and downstream capital projects. For the nine months ended September 30, 2018, approximately 80% of our revenue was derived from consumable products and activity-based equipment, while the balance was primarily derived from capital products with a small amount from rental and other services.
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

•
Completions segment. This segment designs, manufactures and supplies products and provides related services to the well construction, completion, stimulation and intervention markets. The products and related services consist primarily of: (i) well construction casing and cementing equipment, protectors for artificial lift equipment and cables used in completions, composite plugs used for zonal isolation in hydraulic fracturing and wireline flow-control products; and (ii) capital and consumable products sold to the pressure pumping, hydraulic fracturing and flowback services markets, including hydraulic fracturing pumps, pump consumables, cooling systems and flow iron as well as coiled tubing, wireline cable, and pressure control equipment used in the well completion and intervention service markets.

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

Market Conditions
The level of demand for our products is directly related to activity levels and the capital and operating budgets of our customers, which in turn are heavily influenced by energy prices and the expectation as to future price trends. In addition, the availability of existing capital equipment adequate to serve exploration and production requirements, or lack thereof, drives demand for our capital equipment products.
The probability of any cyclical change in energy prices and the extent and duration of such a change are difficult to predict. In November 2016, the Organization of Petroleum Exporting Countries (“OPEC”) and other unaffiliated countries announced that their production levels would be capped or reduced. In June 2018, the OPEC coalition agreed to a measured lifting of the reductions. Oil prices have strengthened in 2018 and risen to levels last seen in 2014. These increases in current prices have led to higher drilling and completions activity and higher spending by our customers, primarily in North America, compared to the last few years. The volume of rigs drilling for oil and natural gas in North America and the resulting level of well completions are drivers for our revenue from this region. The number of active rigs has increased substantially from the low point reached in the second quarter of 2016, and the intensity of hydraulic fracturing and other completion activity has also increased substantially. Exploration and production operators continue to have improved well economics derived from concentrating activity in basins with the best returns on investment and employing enhanced drilling and completion techniques. This heightened level of activity led to our increased revenues and orders in 2017 through the third quarter of 2018, principally from the sale of consumable products. More recently, these favorable results have been tempered due to pipeline capacity constraints in the Permian basin. The inability of operators to transport additional production from this basin is causing a reduction in activity. Additional pipeline capacity is projected to come online sometime in 2019.
Although the demand for capital equipment in the completions space has increased, the availability of newer or upgraded onshore and offshore drilling rigs has limited demand for drilling capital equipment. Drilling and completions activity in higher cost areas, especially offshore and in some international regions, has lagged the North America onshore activity recovery. Early signs of an increase in drilling and completions activity in international areas are beginning to emerge, but offshore and subsea activity remains at historically low levels. The revenue of our Valve Solutions product line is also influenced by energy prices, but to a lesser extent than the remainder of our business. As a result, their operating and financial results tend to be less cyclical.
In March 2018, the President of the United States issued a proclamation imposing a global tariff on imports of select steel products. The President subsequently proposed an additional tariff on imports from China. The government of China and the European Union have each responded with tariffs on U.S. goods. These tariffs have caused our cost of raw materials to increase and their ultimate impact on our business and operations is uncertain. However, in response, we are taking actions to mitigate the impact including diversifying our supply chain.
The table below shows average crude oil and natural gas prices for West Texas Intermediate crude oil (“WTI”), United Kingdom Brent crude oil (“Brent”), and Henry Hub natural gas:

	Three Months Ended
	September 30,	June 30,	September 30,
	2018	2018	2017
Average global oil, $/bbl
West Texas Intermediate	$69.69	$68.07	$48.18
United Kingdom Brent	$75.07	$74.53	$52.10

Average North American Natural Gas, $/Mcf
Henry Hub	$2.93	$2.85	$2.95
Average WTI and Brent oil prices in the third quarter of 2018 were essentially the same as compared to the second quarter of 2018, and were 45% and 44% higher, respectively, compared to the third quarter of 2017. Average natural gas prices were essentially unchanged in the third quarter of 2018 compared to the second quarter of 2018 and the third quarter of 2017.

The table below shows the average number of active drilling rigs, based on the weekly Baker Hughes Incorporated rig count, operating by geographic area and drilling for different purposes.

	Three Months Ended
	September 30,	June 30,	September 30,
	2018	2018	2017
Active Rigs by Location
United States	1,051	1,039	946
Canada	209	108	208
International	1,003	968	947
Global Active Rigs	2,263	2,115	2,101

Land vs. Offshore Rigs
Land	2,031	1,898	1,883
Offshore	232	217	218
Global Active Rigs	2,263	2,115	2,101

U.S. Commodity Target
Oil/Gas	863	842	759
Gas	186	195	186
Unclassified	2	2	1
Total U.S. Active Rigs	1,051	1,039	946

U.S. Well Path
Horizontal	921	914	799
Vertical	63	58	70
Directional	67	67	77
Total U.S. Active Rigs	1,051	1,039	946
The average U.S. rig count for the third quarter of 2018 was basically unchanged compared to the second quarter of 2018 and 11% higher compared to the third quarter of 2017. The U.S. rig count reached a trough of 404 rigs in the second quarter of 2016. Since then, the number of working rigs has increased to 1,054 rigs as of September 30, 2018. A substantial portion of our revenue is impacted by the level of rig activity and the number of wells completed. While the U.S. land rig count has continued to recover, it remains low compared to historical norms.
The table below shows the amount of total inbound orders by segment:

(in millions of dollars)	Three Months Ended			Nine Months Ended
	September 30,	June 30,	September 30,	September 30,	September 30,
	2018	2018	2017	2018	2017
Drilling & Subsea	$60.2	$90.0	$49.3	$203.3	$170.1
Completions	114.7	121.2	72.4	347.0	190.8
Production & Infrastructure	99.6	98.8	108.7	295.2	277.5
Total Orders	$274.5	$310.0	$230.4	$845.5	$638.4

Results of operations
Three months ended September 30, 2018 compared with three months ended September 30, 2017

	Three Months Ended September 30,		Favorable / (Unfavorable)
	2018	2017	$	%
(in thousands of dollars, except per share information)
Revenue:
Drilling & Subsea	$54,542	$54,700	$(158)	(0.3)%
Completions	118,533	60,037	58,496	97.4%
Production & Infrastructure	95,286	84,980	10,306	12.1%
Eliminations	(1,324)	(1,008)	(316)	*
Total revenue	267,037	198,709	68,328	34.4%
Operating income (loss):
Drilling & Subsea	$(8,498)	$(8,872)	$374	4.2%
Operating margin %	(15.6)%	(16.2)%
Completions	15,425	1,614	13,811	*
Operating margin %	13.0%	2.7%
Production & Infrastructure	5,299	4,258	1,041	24.4%
Operating margin %	5.6%	5.0%
Corporate	(8,816)	(9,271)	455	4.9%
Total segment operating income (loss)	3,410	(12,271)	15,681	127.8%
Operating margin %	1.3%	(6.2)%
Transaction expenses	769	882	113	12.8%
Goodwill and intangible asset impairments	—	638	638	*
Loss on disposal of assets and other	205	128	(77)	*
Operating income (loss)	2,436	(13,919)	16,355	117.5%
Interest expense	7,923	6,366	(1,557)	(24.5)%
Foreign exchange losses (gains) and other, net	(1,325)	2,360	3,685	*
Total other expense	6,598	8,726	2,128	24.4%
Loss before income taxes	(4,162)	(22,645)	18,483	81.6%
Income tax benefit	(1,108)	(7,817)	(6,709)	(85.8)%
Net loss	$(3,054)	$(14,828)	$11,774	79.4%

Weighted average shares outstanding
Basic	108,856	96,275
Diluted	108,856	96,275
Loss per share
Basic	$(0.03)	$(0.15)
Diluted	$(0.03)	$(0.15)
* not meaningful

We made one acquisition in the nine months ended September 30, 2018 and two acquisitions in the nine months ended September 30, 2017. In addition, we contributed our subsea rentals business to Ashtead in exchange for a 40% interest in the combined business in the first quarter of 2018. Due to these changes, our results of operations for the third quarter of 2018 may not be comparable to historical results of operations for the third quarter of 2017. Refer to Note 4 Acquisitions & Dispositions for additional information.

Revenue
Our revenue for the three months ended September 30, 2018 increased $68.3 million, or 34.4%, to $267.0 million compared to the three months ended September 30, 2017. In general, the increase in revenue is due to the higher market activity resulting from higher oil prices. For the three months ended September 30, 2018, our Drilling & Subsea, Completions, and Production & Infrastructure segments comprised 20.4%, 43.9%, and 35.7% of our total revenue, respectively, which compared to 27.5%, 29.7%, and 42.8% of total revenue, respectively, for the three months ended September 30, 2017. The changes in revenue by operating segment consisted of the following:
Drilling & Subsea segment — Revenue decreased $0.2 million, or 0.3%, to $54.5 million in the three months ended September 30, 2018 compared to the three months ended September 30, 2017. This change includes a $5.3 million decrease in revenue for our subsea product line primarily due to the contribution of our subsea rentals business to Ashtead in exchange for a 40% interest in the combined business. This decrease was mostly offset by a $5.1 million increase in revenues for our drilling product line attributable to higher sales volumes for consumable products as a result of the 11% increase in U.S. rig count compared to the third quarter of 2017.
Completions segment — Revenue increased $58.5 million, or 97.4%, to $118.5 million during the three months ended September 30, 2018 compared to the three months ended September 30, 2017. Segment revenue in 2018 includes $36.2 million of revenue from Global Tubing which was acquired in the fourth quarter of 2017. Refer to Note 4 Acquisitions & Dispositions for additional information. Sales of our well stimulation and intervention products increased $14.8 million due to higher sales volumes of pressure pumping products and revenue contributions from new products. The remaining $7.5 million increase in revenues was related to higher sales for our Downhole product line primarily attributable to continued growth in sales volumes for our artificial lift products including the revenue contribution from ESPCT which was acquired in the third quarter of 2018.
Production & Infrastructure segment — Revenue increased $10.3 million, or 12.1%, to $95.3 million during the three months ended September 30, 2018 compared to the three months ended September 30, 2017. The increase in oil and natural gas operators’ budgets and resulting infrastructure spending have led to increased sales of our valve products and surface production equipment. Approximately half of the increase is attributable to higher sales volumes of our activity-based surface production equipment to exploration and production operators as a result of higher well completions activity. The remaining increase is due to higher sales volumes of valve products, particularly sales into the North America oil and gas market.
Segment operating income (loss) and segment operating margin percentage
Segment operating income (loss) for the three months ended September 30, 2018 improved $15.7 million from a loss of $12.3 million for the three months ended September 30, 2017 to income of $3.4 million for the three months ended September 30, 2018. For the three months ended September 30, 2018, the segment operating margin percentage of 1.3% represents an improvement from the (6.2)% operating margin percentage for three months ended September 30, 2017. The segment operating margin percentage is calculated by dividing segment operating income (loss) by revenue for the period. The change in operating margin percentage for each segment is explained as follows:
Drilling & Subsea segment — The operating margin percentage for this segment was (15.6)% for the three months ended September 30, 2018 which is relatively flat compared to the (16.2)% margin for the three months ended September 30, 2017. Operating margins were negatively impacted by approximately $4.8 million and $2.0 million of restructuring charges related to severance and facility closures for the three months ended September 30, 2018 and 2017, respectively. This increase in restructuring costs was more than offset by a decrease in employee related costs and facilities expenses resulting from the cost reduction actions implemented in the third quarter of 2018.
Completions segment — The operating margin percentage for this segment improved to 13.0% for the three months ended September 30, 2018, from 2.7% for the three months ended September 30, 2017. The improvement in operating margins is due to increased operating leverage on higher volumes, especially on higher sales of our well stimulation and intervention and downhole products as discussed above. In addition, operating margin was positively impacted by the late 2017 acquisition of the remaining ownership interest of Global Tubing which was previously reported as an equity method investment in the third quarter of 2017.
Production & Infrastructure segment — The operating margin percentage for this segment was 5.6% for the three months ended September 30, 2018 which was consistent with the comparable three months ended September 30, 2017. The 24.4% increase in segment operating income was driven by the increase in revenue described above.

Corporate — Selling, general and administrative expenses for Corporate decreased by $0.5 million, or 4.9%, to $8.8 million for the three months ended September 30, 2018 compared to the three months ended September 30, 2017, primarily due to a decrease in variable compensation expense partially offset by an increase in employee severance costs. Corporate costs include, among other items, payroll related costs for general management and management of finance and administration, legal, human resources; professional fees for legal, accounting and related services; and marketing costs.
Other items not included in segment operating loss
Several items are not included in segment operating loss, but are included in total operating loss. These items include transaction expenses, goodwill and intangible asset impairments and losses on the disposal of assets. Transaction expenses relate to legal and other advisory costs incurred in acquiring businesses and are not considered to be part of segment operating loss. These costs were $0.8 million for the three months ended September 30, 2018 and $0.9 million for the three months ended September 30, 2017.
In the third quarter of 2017, we made the decision to exit a specific product within the Subsea product line and recognized a $0.6 million impairment charge to write-off the related intangible assets. There were no goodwill or intangible asset impairment losses recognized in the three months ended September 30, 2018.
Other income and expense
Other income and expense includes interest expense and foreign exchange losses (gains). We incurred $7.9 million of interest expense during the three months ended September 30, 2018, an increase of $1.6 million from the three months ended September 30, 2017, primarily due to an increase in outstanding borrowings under our revolving line of credit. The foreign exchange losses (gains) are primarily the result of movements in the British pound and the Euro relative to the U.S. dollar. These movements in exchange rates create foreign exchange gains or losses when applied to monetary assets or liabilities denominated in currencies other than the location’s functional currency, primarily U.S. dollar denominated cash, trade account receivables and net intercompany receivable balances for our entities using a functional currency other than the U.S. dollar.
Taxes
We recorded a tax benefit of $1.1 million for the three months ended September 30, 2018 compared to a $7.8 million tax benefit for the three months ended September 30, 2017. The estimated annual effective tax rate for 2018 is different than the comparable period in 2017 primarily due to the reduction in the U.S. corporate income tax rate as a result of U.S. Tax Reform, losses in the U.K. for which the recording of a tax benefit is not available and higher projected state income taxes. See Note 8 Income Taxes for additional information on the impact of U.S. Tax Reform. The tax benefit or expense recorded can vary from period to period depending on the Company’s relative mix of U.S. and non-U.S. earnings and losses by jurisdiction.

Nine months ended September 30, 2018 compared with nine months ended September 30, 2017

	Nine Months Ended September 30,		Favorable / (Unfavorable)
	2018	2017	$	%
(in thousands of dollars, except per share information)
Revenue:
Drilling & Subsea	$166,797	$180,607	$(13,810)	(7.6)%
Completions	357,640	156,938	200,702	127.9%
Production & Infrastructure	270,306	235,676	34,630	14.7%
Eliminations	(3,472)	(2,301)	(1,171)	*
Total revenue	791,271	570,920	220,351	38.6%
Operating loss:
Drilling & Subsea	(24,618)	(23,580)	(1,038)	(4.4)%
Operating margin %	(14.8)%	(13.1)%
Completions	36,866	(1,223)	38,089	*
Operating margin %	10.3%	(0.8)%
Production & Infrastructure	13,165	7,124	6,041	84.8%
Operating margin %	4.9%	3.0%
Corporate	(26,239)	(24,897)	(1,342)	(5.4)%
Total segment operating loss	(826)	(42,576)	41,750	98.1%
Operating margin %	(0.1)%	(7.5)%
Transaction expenses	2,164	1,755	(409)	(23.3)%
Goodwill and intangible asset impairments	14,477	68,642	54,165	*
Loss (gain) on disposal of assets and other	(1,495)	1,517	3,012	*
Operating loss	(15,972)	(114,490)	98,518	86.0%
Interest expense	23,871	19,331	(4,540)	(23.5)%
Foreign exchange losses (gains) and other, net	(3,634)	6,508	10,142	155.8%
Gain on contribution of subsea rentals business	(33,506)	—	33,506	*
Total other (income) expense, net	(13,269)	25,839	39,108	*
Loss before income taxes	(2,703)	(140,329)	137,626	98.1%
Income tax benefit	(12,366)	(31,860)	(19,494)	(61.2)%
Net income (loss)	$9,663	$(108,469)	$118,132	108.9%

Weighted average shares outstanding
Basic	108,666	96,103
Diluted	110,801	96,103
Earnings (loss) per share
Basic	$0.09	$(1.13)
Diluted	$0.09	$(1.13)
* not meaningful
We made one acquisition in the nine months ended September 30, 2018 and two acquisitions in the nine months ended September 30, 2017. In addition, we contributed our subsea rentals business into Ashtead in exchange for a 40% interest in the combined business in the first quarter of 2018. Due to these changes, our results of operations for the nine months ended September 30, 2018 may not be comparable to historical results of operations for the nine months ended September 30, 2017. Refer to Note 4 Acquisitions & Dispositions for additional information.

Revenue
Our revenue for the nine months ended September 30, 2018 increased $220.4 million, or 38.6%, to $791.3 million compared to the nine months ended September 30, 2017. In general, the increase in revenue is due to the higher market activity resulting from higher oil prices. For the nine months ended September 30, 2018, our Drilling & Subsea, Completions, and Production & Infrastructure segments comprised 21.1%, 44.7%, and 34.2% of our total revenue, respectively, which compared to 31.6%, 27.1%, and 41.3% of total revenue, respectively, for the nine months ended September 30, 2017. The changes in revenue by operating segment consisted of the following:
Drilling & Subsea segment — Revenue decreased $13.8 million, or 7.6%, to $166.8 million for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017. Approximately $15.8 million of the decrease relates to lower sales in our subsea product line primarily due to the contribution of our subsea rentals business to Ashtead in exchange for a 40% interest in the combined business as well as lower sales volumes for our specialty subsea products attributable to reduced investment in global offshore projects. This decrease was partially offset by a $2.0 million increase in sales of our drilling products related to the increase in U.S. rig count in the first nine months of 2018.
Completions segment — Revenue increased $200.7 million, or 127.9%, to $357.6 million in the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017. Segment revenue in 2018 includes $112.7 million of revenue from Global Tubing which was acquired in the fourth quarter of 2017 as well as incremental revenue from Multilift and ESPCT which were acquired in the second quarter of 2017 and third quarter of 2018, respectively. Refer to Note 4 Acquisitions & Dispositions for additional information. The remaining increase was driven by a $63.0 million increase in sales of our well stimulation and intervention products due to higher sales volumes of pressure pumping products attributable to higher completions spending by exploration and production companies in the U.S. market.
Production & Infrastructure segment — Revenue increased $34.6 million, or 14.7%, to $270.3 million in the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017. The increase in oil and gas operators budgets and resulting infrastructure spending have led to increased sales of our valve products and surface production equipment. Approximately $19.8 million of the increase is due to higher sales volumes of valve products, particularly sales into the North America oil and gas market. The remaining $14.8 million increase is attributable to higher sales volumes of our activity-based surface production equipment to exploration and production operators.
Segment operating loss and segment operating margin percentage
Segment operating loss for the nine months ended September 30, 2018 improved $41.8 million from a loss of $42.6 million for the nine months ended September 30, 2017 to a loss of $0.8 million for the nine months ended September 30, 2018. For the nine months ended September 30, 2018, the segment operating margin percentage of (0.1)% represents an improvement from the (7.5)% operating margin percentage for nine months ended September 30, 2017. The segment operating margin percentage is calculated by dividing segment operating loss by revenue for the period. The change in operating margin percentage for each segment is explained as follows:
Drilling & Subsea segment — The operating margin percentage for this segment was (14.8)% for the nine months ended September 30, 2018 compared to (13.1)% for the nine months ended September 30, 2017. Operating margins were negatively impacted by approximately $6.4 million and $2.6 million of restructuring related charges for the nine months ended September 30, 2018 and 2017, respectively. This increase in restructuring costs was partially offset by a decrease in employee related costs and facilities expenses resulting from cost reduction actions.
Completions segment — The operating margin percentage for this segment improved to 10.3% for the nine months ended September 30, 2018, from (0.8)% for the nine months ended September 30, 2017. The improvement in operating margin percentage is due to increased operating leverage on higher volumes, especially on higher sales of our well stimulation and intervention products as discussed above. In addition, operating margin was positively impacted by the late 2017 acquisition of the remaining ownership interest of Global Tubing which was previously reported as an equity method investment for the first nine months of 2017. The improvement in operating margins was partially offset by $4.9 million of charges to write-down obsolete product inventory in the nine months ended September 30, 2018.
Production & Infrastructure segment — The operating margin percentage for this segment improved to 4.9% for the nine months ended September 30, 2018, from 3.0% for the nine months ended September 30, 2017. The slight improvement in operating margin percentage was driven by increased operating leverage on higher sales volumes for our valves products partially offset by incremental costs associated with international expansion and lower margins on sales of surface production equipment.

Corporate — Selling, general and administrative expenses for Corporate increased by $1.3 million, or 5.4%, to $26.2 million for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017, primarily due to an increase in employee payroll and severance costs partially offset by a decrease in variable compensation expense. Corporate costs include, among other items, payroll related costs for general management and management of finance and administration, legal, human resources; professional fees for legal, accounting and related services; and marketing costs.
Other items not included in segment operating loss
Several items are not included in segment operating loss, but are included in total operating loss. These items include transaction expenses, goodwill and intangible asset impairments and losses (gains) on the disposal of assets. Transaction expenses relate to legal and other advisory costs incurred in acquiring businesses and are not considered to be part of segment operating loss. These costs were $2.2 million for the nine months ended September 30, 2018 and $1.8 million for the nine months ended September 30, 2017.
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
In addition, in the third quarter of 2017, we made the decision to exit a specific product within the Subsea product line and recognized a $0.6 million impairment charge to write-off the related intangible assets.
Other income and expense
Other income and expense includes interest expense, foreign exchange losses (gains) and a gain recognized on the contribution of our subsea rentals business. We incurred $23.9 million of interest expense during the nine months ended September 30, 2018, an increase of $4.5 million from the nine months ended September 30, 2017 primarily due to an increase in outstanding borrowings under our revolving line of credit. The foreign exchange losses (gains) are primarily the result of movements in the British pound and the Euro relative to the U.S. dollar. These movements in exchange rates create foreign exchange gains or losses when applied to monetary assets or liabilities denominated in currencies other than the location’s functional currency, primarily U.S. dollar denominated cash, trade account receivables and net intercompany receivable balances for our entities using a functional currency other than the U.S. dollar. In the first quarter of 2018, we recognized a gain of $33.5 million as a result of the deconsolidation of our Forum Subsea Rentals business. Refer to Note 4 Acquisitions & Dispositions for additional information.
Taxes
We recorded a $12.4 million tax benefit for the nine months ended September 30, 2018 as compared to a tax benefit of $31.9 million for the nine months ended September 30, 2017. The tax benefit for 2018 is significantly different than the comparable period in 2017 primarily due to the reduction in the U.S. corporate income tax rate as a result of U.S. Tax Reform, losses in the U.K. for which the recording of a tax benefit is not available and higher projected state income taxes. In addition, the tax benefit for the nine months ended September 30, 2018 included a $15.6 million income tax benefit from adjusting the provisional impact of tax reform initially recorded in the fourth quarter of 2017. See Note 8 Income Taxes for additional information on the impact of U.S. Tax Reform. For the nine months ended September 30, 2017, the tax benefit was negatively impacted by a $68.0 million impairment loss related to non-tax deductible goodwill. Furthermore, the tax benefit or expense recorded can vary from period to period depending on the Company’s relative mix of U.S. and non-U.S. earnings and losses by jurisdiction.

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
At September 30, 2018, we had cash and cash equivalents of $26.9 million, availability under our Credit Facility of $219.0 million and total debt of $466.9 million. Our 2018 capital expenditures consist of, among other items, investments in certain manufacturing facilities, replacing end of life machinery and equipment, and continuing the implementation of our enterprise resource planning solution globally. This budget does not include expenditures for potential business acquisitions. We believe that cash on hand and cash generated from operations will be sufficient to fund operations, working capital needs, capital expenditure requirements and financing obligations for the foreseeable future.
Although we do not budget for acquisitions, pursuing growth through acquisitions is a significant part of our business strategy. We expanded and diversified our product portfolio with the acquisition of three businesses in 2017 for total cash and stock consideration of approximately $340.7 million, net of cash acquired. In addition, we completed one acquisition in the third quarter of 2018 and one acquisition in October of 2018. For additional information, see Note 4 Acquisitions & Dispositions and Note 15 Subsequent Event. We continue to actively review acquisition opportunities on an ongoing basis, and we may fund future acquisitions with cash and/or equity. Our ability to make significant additional acquisitions for cash may require us to pursue additional equity or debt financing, which we may not be able to obtain on terms acceptable to us or at all.
Our cash flows for the nine months ended September 30, 2018 and 2017 are presented below (in millions):

	Nine Months Ended September 30,
	2018	2017
Net cash used in operating activities	$(24.3)	$(17.1)
Net cash used in investing activities	(18.7)	(66.7)
Net cash used in financing activities	(44.2)	(2.9)
Effect of exchange rate changes on cash	(1.1)	8.7
Net decrease in cash, cash equivalents and restricted cash	$(88.3)	$(78.0)
Net cash used in operating activities
Net cash used in operating activities was $24.3 million for the nine months ended September 30, 2018 compared to $17.1 million for the nine months ended September 30, 2017. Due to improved operating results, net income adjusted for non-cash items provided $60.8 million of cash for the nine months ended September 30, 2018 as compared to $8.8 million of cash used for the same period in 2017. However, higher investments in working capital used cash of $85.1 million for the nine months ended September 30, 2018 compared to $8.3 million for the same period in 2017. The increase in working capital in the first nine months of 2018 is primarily due to increases in inventory to support revenue growth.
Net cash used in investing activities
Net cash used in investing activities was $18.7 million and $66.7 million for the nine months ended September 30, 2018 and 2017, respectively. Net cash used in investing activities for the nine months ended September 30, 2018 includes $8 million of cash consideration paid for one acquisition which was more than offset by $9.2 million of proceeds from the sale of business, property and equipment. In comparison, net cash used in investing activities for the nine months ended September 30, 2017 included $47.9 million of cash consideration paid for two acquisitions. Capital expenditures were $19.9 million and $19.7 million for the nine months ended September 30, 2018 and 2017, respectively.

Net cash used in financing activities
Net cash used in financing activities was $44.2 million and $2.9 million for the nine months ended September 30, 2018 and 2017, respectively. The increase primarily resulted from a $40.7 million increase in net repayments of debt in the nine months ended September 30, 2018 as compared to the same period in 2017.
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
Off-balance sheet arrangements
As of September 30, 2018, we had no off-balance sheet instruments or financial arrangements, other than operating leases and letters of credit entered into in the ordinary course of business.
Contractual obligations
Except for net repayments under the Credit Facility, as of September 30, 2018, there have been no material changes in our contractual obligations and commitments disclosed in the Annual Report.
Critical accounting policies and estimates
Beginning January 1, 2018, we implemented ASC 606, Revenue from Contracts with Customers.  Although the new revenue standard is not expected to have a material impact on our ongoing net income, we did implement new policies based on the five-step model provided in the new revenue standard and changes to our processes related to revenue recognition. There have been no other material changes in our critical accounting policies and procedures during the nine months ended September 30, 2018.
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
Our management, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b) as of September 30, 2018. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2018 due to a previously disclosed material weakness in internal control over financial reporting as discussed below. This material weakness was identified and discussed in “Part II - Item 9A - Controls and Procedures” of our Annual Report on Form 10-K for the year ended December 31, 2017.
Notwithstanding this material weakness, our Chief Executive Officer and Chief Financial Officer have concluded that the consolidated financial statements included in this Form 10-Q fairly present, in all material respects, the financial position, results of operations and cash flows for the periods presented in accordance with U.S. generally accepted accounting principles.
In conducting management's evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2018, we have excluded Global Tubing, LLC, because it was acquired by the Company in a purchase business combination in the fourth quarter of 2017. The total assets and total revenues of Global Tubing, LLC, a wholly-owned subsidiary, constituted approximately 9% of our total consolidated assets as of September 30, 2018 and approximately 14% of our total consolidated revenues for the nine months ended September 30, 2018.
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
Changes in Internal Control over Financial Reporting
Except for the material weakness remediation efforts identified above, there were no other changes in our internal control over financial reporting during the quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
Information related to Item 1. Legal Proceedings is included in Note 11 Commitments and Contingencies, which is incorporated herein by reference.
Item 1A. Risk Factors
For additional information about our risk factors, see “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2017.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Following is a summary of our repurchases of our common stock during the three months ended September 30, 2018.

Period	Total number of shares purchased (a)	Average price paid per share	Total number of shares purchased as part of publicly announced plan or programs (b)	Maximum value of shares that may yet be purchased under the plan or program (in thousands) (b)
July 1, 2018 - July 31, 2018	2,376	$12.35	—	$49,752
August 1, 2018 - August 31, 2018	—	$—	—	$49,752
September 1, 2018 - September 30, 2018	—	$—	—	$49,752
Total	2,376	$12.35	—
(a) All of the 2,376 shares purchased during the three months ended September 30, 2018 were acquired from employees in connection with the settlement of income tax and related benefit withholding obligations arising from the vesting of restricted stock grants. These shares were not part of a publicly announced program to purchase common stock.
(b) In October 2014, our board of directors approved a program for the repurchase of outstanding shares of our common stock with an aggregate purchase amount of up to $150 million. From the inception of this program through September 30, 2018, we have repurchased approximately 4.5 million shares of our common stock for aggregate consideration of approximately $100.2 million. Remaining authorization under this program is $49.8 million.

Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.
Item 6. Exhibits

Exhibit
Number		DESCRIPTION

10.1*		Retirement agreement dated as of July 31, 2018 (incorporated herein by reference to Exhibit 10.1 on the Company’s Current Report on Form 8-K, filed on August 2, 2018) (File No. 001-35504).

31.1**	—	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	—	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1***	—	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2***	—	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	—	XBRL Instance Document.

101.SCH**	—	XBRL Taxonomy Extension Schema Document.

101.CAL**	—	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB**	—	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE**	—	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF**	—	XBRL Taxonomy Extension Definition Linkbase Document.
*Previously filed.
**Filed herewith.
***Furnished herewith.

SIGNATURES
As required by Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has authorized this report to be signed on its behalf by the undersigned authorized individuals.

FORUM ENERGY TECHNOLOGIES, INC.
Date:	October 31, 2018	By:	/s/ Pablo G. Mercado
Pablo G. Mercado
Senior Vice President and Chief Financial Officer
(As Duly Authorized Officer and Principal Financial Officer)

		By:	/s/ Tylar K. Schmitt
Tylar K. Schmitt
Vice President and Chief Accounting Officer
(As Duly Authorized Officer and Principal Accounting Officer)