Form 10-K
period 2018-12-31
FORUM ENERGY TECHNOLOGIES, INC.
filed 2019-02-28
CIK 1401257

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________________
FORM 10-K
____________________________________

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2018
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐
Smaller reporting company ☐	Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of Common Stock held by non-affiliates on June 29, 2018, determined using the per share closing price on the New York Stock Exchange Composite tape of $12.35 on June 29, 2018, was approximately $1.0 billion. For this purpose, our executive officers and directors and SCF Partners L.P. and its affiliates are considered affiliates.
As of February 22, 2019, there were 109,896,858 common shares outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of our Proxy Statement for the 2019 Annual Meeting of Stockholders are incorporated by reference into Part III of this report.

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
Overview
We are a global oilfield products company, serving the drilling, subsea, completions, production and infrastructure sectors of the oil and natural gas industry. We design, manufacture and distribute products and engage in aftermarket services, parts supply and related services that complement our product offering. Our product offering includes a mix of frequently replaced consumable products and highly engineered capital products that are used in the exploration, development, production and transportation of oil and natural gas. Our consumable products are used in drilling, well construction and completions activities, within the supporting infrastructure, and at processing centers and refineries. Our engineered capital products are directed at: drilling rig equipment for new rigs, upgrades and refurbishment projects; subsea construction and development projects; the placement of production equipment on new producing wells; pressure pumping equipment; and downstream capital projects. In 2018, approximately 80% of our revenue was derived from consumable products and activity-based equipment, while the balance was primarily derived from capital products with a small amount from rental and other services.
We seek to design, manufacture and supply reliable high quality products that create value for our diverse customer base, which includes, among others, oil and natural gas operators, land and offshore drilling contractors, oilfield service companies, subsea construction and service companies, and pipeline and refinery operators.
We operate three business segments that cover all stages of the well cycle, Drilling & Subsea, Completions, and Production & Infrastructure. We incorporate by reference the segment and geographic information for the last three years set forth in Note 16 Business Segments and the information with respect to acquisitions set forth in Note 4 Acquisitions & Dispositions.
Drilling & Subsea segment
In our Drilling & Subsea segment, we design, manufacture and supply products and provide related services to the drilling and subsea markets. Through this segment, we offer drilling technologies, including capital equipment and a broad line of products consumed in the drilling process; and subsea technologies, including robotic vehicles and other capital equipment, specialty components and tooling, a broad suite of complementary subsea technical services, and products used in pipeline infrastructure.
There are several factors that drive demand for our Drilling & Subsea segment. Our Drilling Technologies product line is influenced by global drilling activity; the level of capital investment in drilling rigs; rig upgrades and equipment replacement as drilling contractors modify their existing rigs to increase capability or improve efficiency and safety; and the number of rigs in use and the severity of the conditions under which they operate. Demand for our subsea products is impacted by global offshore activity, defense spending, subsea equipment and pipeline installation, repair and maintenance spending, and growth in offshore resource development.
Drilling Technologies. We provide both drilling capital equipment and consumables, with a focus on products that enhance our customers’ handling of tubulars and drilling fluids on the drilling rig. Our product offering includes powered and manual tubular handling equipment; customized offline crane systems; drilling data acquisition management systems; pumps, pump parts, valves, and manifolds; drilling fluid end components; a broad line of items consumed in the drilling process; and digital monitoring products.
Drilling capital equipment. We design and manufacture a range of powered and manual tubular handling tools used on onshore and offshore drilling rigs. Our Forum B+V Oil Tools and Wrangler™ branded tools reduce direct human involvement in the handling of pipe during drilling operations, improving safety, speed and efficiency of operations.

Our tubular handling tools include elevators, clamps, slip handles, tong handles, powered slips, spiders and kelly spinners. Our hydraulic catwalks mechanize the lifting and lowering of tubulars to and from the drill floor, eliminating or reducing the need for traditional drill pipe and casing “pick-up and lay-down” operations with associated personnel. In addition, our make-up and break-out tools, called FloorhandTM and Wrangler Roughneck™, automate a potentially dangerous rig floor task and improve rig drilling speed and safety. In addition, we design and manufacture a range of rig-based offline activity cranes and multi-purpose cranes.
In addition to powered tubular handling equipment, we design and manufacture drilling manifold systems and high pressure piping packages. Finally, we repair and service drilling equipment for both land and offshore rigs. Many of our service employees work in the field to address problems at the rig site.
Consumable products. We manufacture a range of consumable products used on drilling rigs, well servicing rigs, and hydraulic fracturing systems. Our consumable products include valves, centrifugal pumps, mud pump fluid end components, mud pump modules, rig sensors, inserts, and dies. We are also a supplier of oilfield bearings to original equipment manufacturers and repair businesses for use in drilling and well stimulation equipment.
Subsea Technologies. We design and manufacture capital equipment and specialty components used in the subsea sector and provide a broad suite of complementary subsea technical services. We have a core focus on the design and manufacture of remotely operated vehicle (“ROV”) systems, other specialty subsea vehicles, and rescue submarines, as well as critical components of these vehicles. Many of our related technical services complement our vehicle offerings.
Subsea vehicles. We are a leading designer and manufacturer of a wide range of ROVs that we supply to the offshore subsea construction, observation and related service markets. The market for subsea ROVs can be segmented into three broad classes of vehicles based on size and category of operations: (1) large work-class vehicles and trenchers for subsea construction and installation activities, (2) drilling-class vehicles deployed from and for use around an offshore rig and (3) observation-class vehicles for inspection and light manipulation. We are a leading provider of work-class and observation class vehicles.
We design and manufacture large work-class ROVs through our Perry® brand. These vehicles are principally used in deepwater construction applications with the largest vehicles providing up to 200 horsepower, exceeding 1,200 pounds of payload capacity and having the capability to work in depths up to 4,000 meters. In addition to work-class ROVs, we design and manufacture large subsea trenchers that travel along the sea floor for digging, installation and burial operations. The largest of these subsea trenchers provides up to 1,500 horsepower and is able to cut over three meters deep into the seafloor to lay pipelines, power cables or communications cables.
Our Forum Sub-Atlantic® branded observation-class vehicles are electrically powered and are principally used for inspection, survey and light manipulation, and serve a wide range of industries.
Our subsea vehicle customers are primarily large offshore construction companies, including non-oil and natural gas entities, such as a range of governmental organizations including navies, maritime science and geoscience research organizations, offshore wind power companies, and other industries operating in marine environments.
Subsea products and technical services. In addition to subsea vehicles, we are a leading manufacturer of subsea products and components. We design and manufacture a group of products that are used in and around the ROV. For example, we manufacture Dynacon® branded ROV launch and recovery systems, Syntech® branded syntactic foam buoyancy components, Sub-Atlantic® branded ROV thrusters, and a wide range of hydraulic power units and valve packs. We design and manufacture these ROV components for incorporation into our own vehicles as well as for sale to other ROV manufacturers. We also provide a broad suite of subsea tooling, both industry standard and custom designed. In addition to vehicle-related subsea products, we provide a broad suite of subsea technical services.
Subsea rental. On January 3, 2018, we contributed our Forum Subsea Rentals (“FSR”) business into Ashtead Technology, in exchange for a 40% interest in the combined business. The transaction created a market leading independent provider of subsea survey and ROV equipment rental services. Our interest in the combined business is presented in our consolidated financial statements as an equity method investment in the Drilling and Subsea segment, for post-closing periods.
Completions segment
In our Completions segment, we design, manufacture and supply products and provide related services to the well construction, completion, stimulation and intervention markets. Through this segment, we offer downhole technologies, including cementing and casing tools, completion products, and a range of downhole cable protection solutions; and we also offer stimulation and intervention technologies, including pumps and well stimulation consumable products, premium industrial heat exchanger and cooling systems, and related recertification and refurbishment services.
There are several factors driving demand for our Completions segment. Our Downhole Technologies product line is impacted by the level of well completion activity and complexity of well construction and completion. Our Stimulation & Intervention and Coiled Tubing product lines are impacted by the use of hydraulic fracturing to develop oil and natural gas reserves in shale or tight sand basins across North America and the level of workover and intervention activity.
Downhole Technologies. We manufacture a broad line of downhole products that are consumed during the well construction, completion and production phases of a well’s lifecycle.
Downhole protection systems. We offer a full range of downhole protection solutions and artificial lift accessories products through our various brands such as Cannon Services™ and Multilift. The Cannon Services clamp, Forum cast clamp and protection products are used to shield downhole control lines, cables and gauges during installation and to provide protection during production enhancement operations. We design and manufacture a full range of downhole protection solutions for electrical submersible pump (“ESP”) cabling, encapsulated control lines, sub-surface safety valves and permanent downhole gauges. We provide both standard and customized protection systems, and we utilize a range of materials in our products for various downhole environments. SandGuard™ and Cyclone™ completion tools extend the useful life of an ESP by protecting it against sand and other solids after shutdown.
Casing and cementing tools. Through our Davis-Lynch™ branded downhole well construction operations, we design and manufacture products used in the construction of oil and natural gas wells. We design and manufacture a full range of centralizers, float equipment, stage cementing tools, inflatable packers, flotation collars, cementing plugs, mudline suspension and surge reduction equipment. Our products are used globally in the construction of onshore and offshore wells.
Completion products. We manufacture a line of downhole composite plugs, which are primarily used for zonal isolation during multi-stage hydraulic fracturing in horizontal and vertical wells.
Our primary customers in this product line are oil and natural gas producers, and service companies providing completions, artificial lift and other intervention services to producers.
Stimulation and Intervention. We provide a broad range of high pressure pumps and flow equipment used by well stimulation, or pressure pumping, companies during stimulation, intervention (principally plug and perforation activity) and flowback processes. We design and manufacture power end and fluid end assemblies, industrial heat exchanger and cooling systems, manifolds and manifold trailers, and treating iron. Frequent refurbishment and recertification of flow equipment is critical to ensuring the reliable and safe operation of a pressure pumping company’s fleet. We perform these services at various locations as well as operating a fleet of mobile refurbishment and recertification tractor trailers, which can be deployed to the customer’s yards. We serve many of the most active basins across North America and seek to position our stocking and service locations in proximity to our customers’ operations.
We also manufacture pressure control products that are used for well intervention operations and sold to oilfield service companies and equipment rental companies both domestically and internationally including blowout preventers for wireline units and our Hydraulic Latch Assembly. In addition, we manufacture state of the art electro-mechanical wireline cables as well as EnviroLite (greaseless) cables. We also conduct aftermarket refurbishment and recertification services for pressure control equipment.
Our primary customers in the Stimulation and Intervention product line are pressure pumping and flowback service companies, although we also generate sales to original equipment manufacturers of pressure pumping units.
Coiled Tubing. We manufacture Global Tubing® branded coiled tubing strings and coiled line pipe and provide related services. Coiled tubing strings are consumable components of coiled tubing units that perform well completion and intervention activities. Our coiled line pipe offering serves as an alternative to the conventional line pipe in onshore and subsea applications.
We invested in Global Tubing, LLC (“Global Tubing”) with a joint venture partner (with Global Tubing’s management retaining a small interest) in 2013. In the fourth quarter of 2017, we acquired the remaining membership interests in Global Tubing. Additional details about the acquisition are included in Note 4 Acquisitions & Dispositions.
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
The level of spending to bring new wells on production, including the related infrastructure, is the primary driver for our Production & Infrastructure segment. Our Production Equipment product line also has exposure to the amount of spending on midstream and downstream projects, as it offers products that go from the well site to inside the refinery fence. Our Valve Solutions product line is impacted by the level of infrastructure additions, upgrades and maintenance activities across the oil and natural gas industry, including the upstream, midstream and downstream sectors. In addition, our valves are used in the power, process, petrochemical and mining industries.
Production Equipment. Our Production Equipment product line provides engineered process systems and field services for capital equipment used at the wellsite and, for production processing, in the U.S. Once a well has been drilled, completed and brought on stream, we provide the well operator or producer with the process equipment necessary to make the oil or natural gas ready for transmission. We engineer, fabricate and install separators, packaged production systems and American Society of Mechanical Engineers (“ASME”) and American Petroleum Institute (“API”) coded pressure vessels, skidded vessels with gas measurement, modular process plants, header and manifold skids, process and flow control equipment and separators to help clean and process oil or natural gas as it travels from the wellhead and along the transmission line to the refinery. Our customers are principally oil and natural gas operators or producers.
We also design and provide process oil treatment equipment, including desalters and dehydrators, used in refineries worldwide. We have a team of technicians and field service engineers for repair and installation, and we supply a broad range of replacement parts for our equipment and other manufacturers. This equipment removes sand, water and suspended solids from hydrocarbons prior to their refining.
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
We market our valves to our customers and end users through our recognized brands: PBV®, DSI®, Quadrant®, Accuseal®, Cooper AlloyTM, and ABZ®. Much of our production is sold through distribution supply companies, with our marketing efforts targeting end users for pull through of our valve products. Our global sales force and representatives cover approximately 30 countries, with local sales and distribution in Canada. Our Canadian operations provide significant exposure to the heavy oil projects.
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
Business history
Forum was incorporated in 2005 and formed through a series of acquisitions. In August 2010, Forum Oilfield Technologies, Inc. was renamed Forum Energy Technologies, Inc., when four other companies were merged into Forum. On April 17, 2012, we completed our initial public offering.

Backlog
As we provide a mix of consumable products, capital goods, repair parts, and rental services, a majority of our business does not require lengthy lead times. The majority of the orders and commitments included in our backlog as of December 31, 2018 were scheduled to be delivered within six months. Our backlog was approximately $276 million at December 31, 2018 and approximately $222 million at December 31, 2017. Substantially all of the projects currently in our backlog are subject to change and/or termination at the option of the customer. In the case of a change or termination, the customer is generally required to pay us for work performed and other costs necessarily incurred as a result of the change or termination. It is difficult to predict how much of our current backlog will be delayed or terminated, or subject to changes, as well as our ability to collect termination or change fees.
Our consumable and repair products are predominantly off-the-shelf items requiring short lead-times, generally less than six months, and our related refurbishment or other services are also not contracted with significant lead time. The composition of our backlog is reflective of our mix of capital equipment, consumable products, aftermarket and other related items. Our bookings, which consist of written orders or commitments for our products or related services, during the years ended December 31, 2018 and 2017 were approximately $1,116 million and $870 million, respectively.
Customers
No customer represented more than 10% of consolidated revenue in any of the last three years.
Seasonality
A substantial portion of our business is not significantly impacted by seasonality. We do, however, generally experience lower sales and profitability in the fourth quarter due to a decrease in working days caused by calendar year-end holidays, and manufacturing and shipping delays caused by weather. In addition, given the geographic proximity of a number of our facilities to the Gulf Coast, we are subject to business interruptions caused by hurricanes and tropical storms. A small portion of the revenue we generate from select Canadian operations often benefits from higher first quarter activity levels, as operators take advantage of the winter freeze to gain access to remote drilling and production areas. Revenue exposed to this type of seasonality, however, comprised less than 5% of our overall revenue in 2018.
Competition
The markets in which we operate are highly competitive. We compete with a number of companies, some of which have greater financial and other resources than we do. The principal competitive factors in our markets are product quality and performance, price, breadth of product offering, availability of products and services, distribution capabilities, responsiveness to customer needs, reputation for service and intellectual property rights. We believe our products and services in each segment are at least comparable in price, quality, performance and dependability with our competitors’ offerings. We seek to differentiate ourselves from our competitors by providing a rapid response to the needs of our customers, a high level of customer service, and innovative product development initiatives. Some of our competitors expend greater amounts of money on formal research and engineering efforts than we do. We believe, however, that our product development efforts are enhanced by the investment of management time we make to improve our customer service and to work with our customers on their specific product needs and challenges.
Although we have no single competitor across all of our product lines, the companies we compete with across the greatest number of our product lines include Cameron International Corporation (a subsidiary of Schlumberger), Gardner Denver Holdings, Inc., National Oilwell Varco, Inc., TechnipFMC plc, Tenaris S.A., Weatherford International, Ltd., and Weir SPM, a subsidiary of The Weir Group.
Patents, trademarks and other intellectual property
We currently hold multiple U.S. and international patents and trademarks and have a number of pending patent and trademark applications. Although in the aggregate our patents, trademarks and licenses are important to us, we do not regard any single patent, trademark or license as material to our business as a whole.
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

We may not be able to continue to purchase raw materials on a timely basis or at acceptable prices. We generally try to purchase raw materials from multiple suppliers so that we are not dependent on any one supplier, but this is not always possible.
Working capital
We fund our business operations through a combination of available cash and cash equivalents, short-term investments, and cash flow generated from operations. In addition, our senior secured revolving credit facility (the “Credit Facility”) is available for working capital needs. For a summary of our Credit Facility, please read “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”
Inventory
An important consideration for many of our customers in selecting a vendor is timely availability of the product. Customers may pay a premium for earlier or immediate availability because of the cost of delays in critical operations. We stock our consumable products in regional warehouses around the world so that these products are available for our customers when needed. This availability is especially critical for certain consumable products, causing us to carry substantial inventories for these products. For critical capital items in which demand is expected to be strong, we often build certain items before we have a firm order. Our having such goods available on short notice can be of great value to our customers. We also stock raw materials and components in order to be in a position to build products in response to market demand.
We typically offer our customers payment terms of 30 days, although during downturns in activity such as our industry experienced in the fourth quarter of 2018, customers often take 60 days or more to settle accounts. For sales into certain countries or for select customers, we might require payment upfront or credit support through a letter of credit. For longer term projects, we typically require progress payments as important milestones are reached. On average, we collect our receivables in about 60 days from shipment resulting in a substantial investment in accounts receivable. Likewise, standard terms with our vendors are 60 days. For critical items sourced from significant vendors, we have settled accounts more quickly, sometimes in exchange for early payment discounts.
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
The trend in environmental regulation has been to impose increasingly stringent restrictions and limitations on activities that may impact the environment, and thus, any changes in environmental laws and regulations or in enforcement policies that result in more stringent and costly waste handling, storage, transport, disposal, or remediation requirements could have a material adverse effect on our operations and financial position. Moreover, accidental releases or spills of regulated substances may occur in the course of our operations, and if so, we may incur significant costs and liabilities as a result of such releases or spills, including any third party claims for damage to property, natural resources or persons.
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
In addition, the U.S. Congress has from time to time considered adopting legislation to reduce emissions of greenhouse gases and almost one-half of the states have already taken legal measures to reduce emissions of greenhouse gases primarily through the planned development of greenhouse gas emission inventories and/or regional greenhouse gas cap and trade programs. Most of these cap and trade programs work by requiring major sources of emissions, such as electric power plants, or major producers of fuels, such as refineries and gas processing plants, to acquire and surrender emission allowances. The number of allowances available for purchase is reduced each year in an effort to achieve the overall greenhouse gas emission reduction goal. In April 2016, the U.S. signed the Paris Agreement, which requires member countries to review and “represent a progression” in their nationally determined contributions, which set GHG emission reduction goals, every five years. In June 2017, President Trump announced that the U.S. will withdraw from the Paris Agreement unless it is renegotiated. The State Department informed the United Nations of the U.S. withdrawal in August 2017. However, the earliest effective date of this withdrawal pursuant to the terms of the Paris Agreement is November 2020.
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
Hydraulic fracturing
A significant percentage of our customers’ oil and natural gas production is being developed from unconventional sources, such as hydrocarbon shales. These formations require hydraulic fracturing completion processes to release the oil or natural gas from the rock so that it can flow through the formations. Hydraulic fracturing involves the injection of water, sand and chemicals under pressure into the formation to stimulate production. A number of federal agencies, including the EPA and the U.S. Department of Energy, are analyzing, or have been requested to review, a variety of environmental issues associated with shale development, including hydraulic fracturing. In addition, some states have adopted, and other states are considering adopting, regulations that could impose more stringent disclosure and/or well construction requirements on hydraulic fracturing operations. Local governments may also seek to adopt ordinances within their jurisdictions regulating the time, place and manner of drilling activities in general or hydraulic fracturing activities in particular, in some cases banning hydraulic fracturing entirely. We cannot predict whether any such legislation will ever be enacted and if so, what its provisions would be. If additional levels of regulation and permits were required through the adoption of new laws and regulations at the federal or state level, that could lead to delays, increased operating costs and process prohibitions for our customers that could reduce demand for our products and services, which would have a material adverse impact on our revenues, results of operations and cash flows. For more information, please read “Risk Factors-Potential legislation or regulations restricting the use of hydraulic fracturing could reduce demand for our products.”
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

Employees
As of December 31, 2018, we had approximately 2,500 employees. Of our total employees, approximately 2,000 were in the U.S., 200 were in the United Kingdom, 100 were in Germany, 100 were in Canada and 100 were in all other locations. We are not a party to any collective bargaining agreements, other than in our Hamburg, Germany and Monterrey, Mexico facilities. We consider our relations with our employees to be satisfactory.

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
We have experienced, and will continue to experience, fluctuations in revenues and operating results due to economic and business cycles. The willingness of oil and natural gas operators to make capital expenditures to explore for and produce oil and natural gas, the willingness of oilfield service companies to invest in capital equipment and the need of these customers to replenish consumable parts depends largely upon prevailing industry conditions that are influenced by numerous factors over which we have no control. Such factors include:

•	supply of and demand for oil and natural gas;

•	prices, and expectations about future prices, of oil and natural gas;

•
ability or willingness of the members of the Organization of Petroleum Exporting Countries (“OPEC”) and other countries, such as Russia, to influence oil and natural gas prices through voluntary production limits; cost of exploring for, developing, producing and delivering oil and natural gas;

•	level of drilling and completions activity;

•	expected decline in rates of current and future production, or faster than anticipated declines in production;

•	discovery rates of new oil and natural gas reserves;

•	ability of our customers to access new markets or areas of production or to continue to access current markets;

•	weather conditions, including hurricanes, that can affect oil and natural gas operations over a wide area;

•	more stringent environmental regulations;

•	moratoriums on drilling activity resulting in a cessation or disruption of operations;

•	domestic and worldwide economic conditions;

•	financial stability of our customers and other industry participants;

•	political instability in oil and natural gas producing countries;

•	shareholder activism or activities by non-governmental organizations to restrict the exploration, development and production of oil and natural gas;

•	conservation measures and technological advances affecting energy consumption;

•	price and availability of alternative energy resources;

•	availability of alternative fuels;

•	uncertainty in capital and commodities markets, and the ability of oil and natural gas companies to raise equity capital and debt financing; and

•	merger and divestiture activity among oil and natural gas producers, drilling contractors and oilfield service companies.
In the second half of 2014, the oil and natural gas industry began to experience a prolonged reduction in the overall level of exploration and development activities as a result of the decline in commodity prices that continued into late 2016. As a result, many of our customers reduced or delayed their oil and natural gas exploration and production spending, reducing the demand for our products and services and exerting downward pressure on the prices that we charge. These conditions adversely impacted our business. The crude oil prices started to increase over the course of 2017, and continued to strengthen in 2018, but declined again in the fourth quarter of 2018. Although we have experienced strong incremental demand growth over the last years, it is uncertain whether commodity prices and demand will maintain these levels or increase materially in 2019. Furthermore, there can be no assurance that the demand or pricing for oil and natural gas will follow historic patterns or continue to recover meaningfully in the near term. Declines in oil and natural gas prices and decreased levels of exploration, development, and production activity relative to historical norms may negatively affect:

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
The markets in which we operate are highly competitive and our products and services are subject to competition from significantly larger businesses. One competitor in particular holds a substantially greater market share than us in one of our product lines and has substantially greater resources than we do. We also have several other competitors that are large national and multinational companies that have longer operating histories, greater financial, technical and other resources and greater name recognition than we do. Some of our competitors may be able to respond more quickly to new or emerging technologies and services and changes in customer requirements. In addition, several of our competitors provide a much broader array of services, and have a stronger presence in more geographic markets. Our larger competitors may be able to use their size and purchasing power to seek economies of scale and pricing concessions. Furthermore, some of our customers are also our competitors and they may cease buying from us. We also have competitors outside of the U.S. with lower structural costs due to labor and raw material cost in and around their manufacturing centers, and prices based on foreign currencies. Accordingly, currency fluctuations may cause U.S. dollar-priced products to be less competitive than our competitors’ products that are priced in other currencies. Moreover, our competitors may utilize available capacity during a period of depressed energy prices to gain market share.
New competitors have also entered the markets in which we compete. We consider product quality, price, breadth of product offering, availability of products and services, performance, distribution capabilities, responsiveness to customer needs and reputation for service to be the primary competitive factors. Competitors may be able to offer more attractive pricing, duplicate strategies, or develop enhancements to products that could offer performance features that are superior to our products. In addition, we may not be able to retain key employees of entities that we acquire in the future and those employees may choose to compete against us. Competitive pressures, including those described above, and other factors could adversely affect our competitive position, resulting in a loss of market share or decreases in prices. For more information about our competitors, please read “Business-Competition.”
Given the uncertainty related to long-term commodity prices and associated customer demand, we may hold excess or obsolete inventory and experience a reduction in gross margins and financial results.
We cannot accurately predict what or how many products our customers will need in the future. Orders are placed with our suppliers based on forecasts of customer demand and, in some instances, we may establish buffer inventories to accommodate anticipated demand. At certain times we have built capital equipment before receiving customer orders, and we have kept our standardized downhole protection systems and certain of our flow iron products in stock and readily available for delivery on short notice from customers. Our forecasts of customer demand are based on multiple assumptions, each of which may introduce errors into the estimates. In addition, many of our suppliers, such as those for certain of our standardized valves, require a longer lead time to provide products than our customers demand for delivery of our finished products. If we underestimate customer demand or if insufficient manufacturing capacity is available, we would miss revenue opportunities and potentially lose market share and damage our customer relationships. Conversely, if we overestimate customer demand, we may allocate resources to the purchase of material or manufactured products that we may not be able to sell when we expect to, if at all. As a result, we would hold excess or obsolete inventory, which would reduce gross margin and adversely affect financial results upon writing down the value of inventory. For example, during 2018 we recognized $36.6 million of inventory write downs. In addition, any future significant cancellations or deferrals of product orders or the return of previously sold products could materially and adversely affect profit margins, increase product obsolescence and restrict our ability to fund our operations.

We may not realize revenue on our current backlog due to customer order reductions, cancellations or acceptance delays, which may negatively impact our financial results.
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
We currently have a substantial amount of indebtedness, including $400.0 million of 6.25% senior unsecured notes due October 2021, and $119.0 million outstanding under our $300.0 million Credit Facility. Our level of indebtedness may adversely affect our operations and limit our growth, and we may have difficulty making debt service payments on our indebtedness as such payments become due. Our level of indebtedness may affect our operations in several ways, including the following:

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
Tariffs imposed by the United States government could continue to adversely affect our results of operations.
The President of the United States has issued proclamations imposing tariffs on imports of selected products, including those sourced from China. In particular, the U.S. government has imposed global tariffs on certain imported steel and aluminum products pursuant to Section 232 of the Trade Expansion Act of 1962, as well as tariffs on $250 billion worth of Chinese imports pursuant to Section 301 of the Trade Act of 1974. In response, China and other countries have imposed retaliatory tariffs on a wide range of U.S. products, including those containing steel and aluminum. Our efforts to mitigate the impact of these tariffs on raw materials through the diversification of our supply chain may not be sufficiently successful. Furthermore, a prolonged imposition of tariffs on our goods could have a significant adverse effect on our results of operations.
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
In the future, we may grow our businesses through the construction of new facilities and expansions of our existing facilities. These projects, and any other capital asset construction projects that we may commence, are subject to similar risks of delay or cost overruns inherent in any construction project resulting from numerous factors, including the following:

•	difficulties or delays in obtaining land;

•	shortages of key equipment, materials or skilled labor;

•	unscheduled delays in the delivery of ordered materials and equipment;

•	unanticipated cost increases;

•	weather interferences; and
difficulties in obtaining necessary permits or in meeting permit conditions.
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
A portion of our business is driven by our customers’ spending on capital equipment such as drilling rigs. As a result of a greater focus by our customers on maintaining capital discipline, spending may decline or remain at a low level despite an increase in commodity prices.
Leading up to 2014, in various segments of the energy industry, high levels of investment in capital intensive equipment were typically linked with high commodity prices. Following 2014, as commodity prices and activity levels declined, there was an oversupply of capital equipment and corresponding reduction in the demand for construction of these products. More recently, our customers and their investors have adopted business strategies placing significant emphasis on capital discipline that may limit the level of their future spending. As a result, we cannot provide any assurance that our capital equipment sales will increase if there is an increase in commodity prices.
Technological advances have rendered drilling more efficient, reducing the amount of capital equipment required to drill the same number of wells and the demand for our products.
New techniques and technological advances have reduced the number of days required to drill wells. The number of days required for a drilling rig to be on a site to drill a well has in many areas been reduced by at least half over the last several years. This has exacerbated the oversupply of drilling rigs and may lengthen the time until significant capital investment is required by our drilling company customers. These advances may also result in a lower overall level of capital investment when the current generation of drilling rigs is required to be replaced.
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
The market price of common stock of companies engaged in the oil and natural gas equipment manufacturing and services industry has been volatile. Likewise, the market price of our common stock has varied significantly in the past. For example, in 2018, the market price of our common stock reached a high of $17.95 per share on January 23, 2018 and a low of $3.51 per share on December 26, 2018. We expect it to continue to remain volatile given the cyclical nature of our industry.

Given the historically cyclical nature of the oil and natural gas industry, our operating history may not be sufficient for investors to evaluate our business and prospects.
Relative to many of our competitors, we have a relatively short operating history as a public company. In addition, we have completed sixteen acquisitions since our initial public offering. Furthermore, the oil and natural gas industry is historically cyclical, which may cause analysts’ evaluation of our business, in our view, to be inaccurate. These factors may make it more difficult for investors to evaluate our business and prospects, and to forecast our future operating results. As a result, historical financial data may not provide an accurate indication of what our actual results would have been if subsequent acquisitions had been completed at the beginning of the periods presented or what our future results of operations are likely to be. Our future results will depend on our ability to efficiently manage our combined operations and execute our business strategy.
We are subject to the risk of supplier concentration.
Certain of our product lines depend on a limited number of third party suppliers. In some cases, the suppliers own the intellectual property rights to the products we sell, or possess the technology or specialized tooling required to manufacture them. As a result of this concentration in part of our supply chain, our business and operations that have been negatively affected if our key suppliers were to experience significant disruptions affecting the price, quality, availability or timely delivery of their products, or if they were to decide to terminate their relationships with us. For example, we have a limited number of suppliers for our bearings product lines and certain of our valve product lines. The limited number of these suppliers restricted the quantity and timeliness of customer deliveries. The partial or complete loss of any one of our key suppliers, or a significant adverse change in the relationship with any of these suppliers, through consolidation or otherwise, would limit our ability to manufacture and sell certain of our products.
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
A failure or breach of our information technology infrastructure, including as a result of cyber attacks or failures of data protection measures, could adversely impact our business and results of operations and expose us to potential liabilities.
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
In addition, recent laws and regulations governing data privacy and the unauthorized disclosure of confidential information, including the European Union General Data Protection Regulation and laws enacted in certain U.S. jurisdictions, pose increasingly complex compliance challenges and potentially elevate our costs. Any failure by us to comply with these laws and regulations, including as a result of a security or privacy breach, could result in significant penalties and liabilities for us. Additionally, if we acquire a company that has violated or is not in compliance with applicable data protection laws, we may incur significant liabilities and penalties as a result.
Our success depends on our ability to implement new technologies and services more efficiently and quickly than our competitors.
Our success depends on our ability to develop and implement new product designs and improvements that meet our customer’s needs in a manner equal to or more effective than those offered by our competitors. If we are not able to continue to provide new and innovative services and technologies in a manner that allows us to meet evolving industry requirements at prices acceptable to our customers, our financial results may be negatively affected. In addition, some of our competitors are large national and multinational companies that may be able to devote greater financial, technical, manufacturing and marketing resources to research and develop more or better systems, services and technologies than we are able to do. Moreover, as a result of the currently depressed levels of customer activity, we may be unable to allocate material amounts of capital to research and new product development activities, which may limit our ability to compete in the market and generate revenue.
Our success will be affected by the use and protection of our proprietary technology. Due to the limitations of our intellectual property rights, our ability to exclude others from the use of our proprietary technology may be reduced.
Our success will be affected by our development and implementation of new product designs and improvements and by our ability to protect and maintain intellectual property assets related to these developments. Although in many cases our products are not protected by any registered intellectual property rights, in some cases we rely on a combination of patents and trade secret laws to establish and protect this proprietary technology.
We currently hold multiple U.S. and international patents and have several pending patent applications associated with our products and processes. Patent rights give the owner of a patent the right to exclude third parties from making, using, selling, and offering for sale the inventions claimed in the patents in the applicable country. Patent rights do not necessarily grant the owner of a patent the right to practice the invention claimed in a patent, but merely the right to exclude others from practicing the invention claimed in the patent. It may also be possible for a third party to design around our patents. Furthermore, patent rights have strict territorial limits. Some of our work will be conducted in international waters and may, therefore, not fall within the scope of any country’s patent jurisdiction. We may not be able to enforce our patents against infringement occurring in international waters and other “non-covered” territories. Also, we do not have patents in every jurisdiction in which we conduct business and our patent portfolio will not protect all aspects of our business and may relate to obsolete or unusual methods, which would not prevent third parties from entering the same market.
In addition, by customarily entering into confidentiality and/or license agreements with our employees, customers and potential customers and suppliers, we attempt to limit access to and distribution of our technology. Our efforts to maintain information as trade secrets or proprietary technology are subject to determination by the judicial system and may not be successful. Furthermore, our rights in our confidential information, trade secrets, and confidential know-how will not prevent third parties from independently developing similar information. Publicly available information, including information in expired issued patents, published patent applications, and scientific literature, can also be used by third parties to independently develop technology. We cannot provide assurance that this independently developed technology will not be equivalent or superior to our proprietary technology.
Our competitors may infringe upon, misappropriate, violate or challenge the validity or enforceability of our intellectual property and we may not able to adequately protect or enforce our intellectual property rights in the future.
We may be adversely affected by disputes regarding intellectual property rights and the value of our intellectual property rights is uncertain.
As discussed above, we may become involved in legal proceedings from time to time to protect and enforce our intellectual property rights. Third parties from time to time may initiate litigation against us by asserting that the conduct of our business infringes, misappropriates or otherwise violates intellectual property rights. We may not prevail in any such legal proceedings related to such claims, and our products and services may be found to infringe, impair, misappropriate, dilute or otherwise violate the intellectual property rights of others. Any legal proceeding concerning intellectual property is likely to be protracted and costly and is inherently unpredictable, and could have a material adverse effect on our business, regardless of its outcome. Further, our intellectual property rights may not have the value expected and such value may change over time as new products are designed and improved.
Our executive officers and certain key personnel are critical to our business and these officers and key personnel may not remain with us in the future.
Our future success depends in substantial part on our ability to hire and retain our executive officers and other key personnel. In particular, we are highly dependent on certain of our executive officers. These individuals possess extensive expertise, talent and leadership, and they are critical to our success. The diminution or loss of the services of these individuals, or other integral key personnel affiliated with entities that we acquire in the future, could have a material adverse effect on our business. Furthermore, we may not be able to enforce all of the provisions in the agreements we have entered into with our executive officers and such employment agreements may not otherwise be effective in retaining such individuals.
During the years ended December 31, 2018 and 2017 we incurred impairment charges, and we may incur additional impairment charges in the future.
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
For the years ended December 31, 2018 and 2017, we recognized goodwill impairment charges totaling $298.8 million and $68.0 million, respectively, which are included in “Goodwill and intangible asset impairments” in the consolidated statement of comprehensive loss. See Note 7 Goodwill and Intangible Assets for further information related to these charges. There was no impairment of goodwill during the year ended December 31, 2016.
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
For the years ended December 31, 2018 and 2017, we recognized intangible asset impairment charges totaling $64.7 million and $1.1 million, respectively, which are included in “Goodwill and intangible asset impairments” in the consolidated statement of comprehensive loss. See Note 7 Goodwill and Intangible Assets for further information related to these charges. There were no impairments of intangible assets during the year ended December 31, 2016.
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
A downgrade in our credit ratings could negatively impact our cost of and ability to access capital.
Our ability to access capital markets or to otherwise obtain sufficient financing is enhanced by our senior unsecured debt ratings as provided by major U.S. credit rating agencies. Factors that may impact our credit ratings include debt levels, liquidity, asset quality, cost structure, commodity pricing levels and other considerations. A ratings downgrade could adversely impact our ability in the future to access debt markets, increase the cost of future debt, and potentially require us to post letters of credit for certain obligations.
Our exposure to currency exchange rate fluctuations may result in fluctuations in our cash flows and could have an adverse effect on our results of operations.
Fluctuations in currency exchange rates could be material to us depending upon, among other things, our manufacturing locations and the sourcing for our raw materials and components. In particular, we are sensitive to fluctuations in currency exchange rates between the U.S. dollar and each of the Canadian dollar, the British pound sterling, the Euro, and, to a lesser degree, the Mexican peso, the Chinese yuan, the Singapore dollar, and the Saudi riyal. There may be instances in which costs and revenue will not be matched with respect to currency denomination. As a result, to the extent that we continue our expansion on a global basis, management expects that increasing portions of revenue, costs, assets and liabilities will be subject to fluctuations in foreign currency valuations. We may experience economic loss and a negative impact on earnings or net assets solely as a result of foreign currency exchange rate fluctuations. Further, the markets in which we operate could restrict the removal or conversion of the local currency, resulting in our inability to hedge against these risks.
Our ability to access capital markets could be limited.
From time to time, we may need to access capital markets to obtain financing. Our ability to access capital markets for financing could be limited by, among other things, oil and natural gas prices, our existing capital structure, our credit ratings, the state of the economy, the health of the drilling and overall oil and natural gas industry, and the liquidity of the capital markets. Many of the factors that affect our ability to access capital markets are outside of our control. No assurance can be given that we will be able to access capital markets on terms acceptable to us when required to do so, which could have a material adverse impact on our business, financial condition and results of operations.
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
For the year ended December 31, 2018, we derived approximately 24% of our revenue from sales outside the U.S. (based on product destination). In addition, one of our key growth strategies is to market products in international markets. We may not succeed in selling, marketing, branding, and distributing products to generate revenues in these new international markets.
If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results or prevent fraud.
Effective internal control over financial processes and reporting are necessary for us to provide reliable financial reports that effectively prevent fraud and operate successfully. Our efforts to maintain internal control systems may not be successful. The existence of a material weakness or a failure of our internal controls could affect our ability to obtain financing or increase the cost of any such financing. The identification of a material weakness could also cause investors to lose confidence in the reliability of our financial statements and could result in a decrease in the value of our common stock. In addition, the entities that we acquire in the future may not maintain effective systems of internal control or we may encounter difficulties integrating our system of internal controls with those of acquired entities. If we are unable to maintain effective internal controls and, as a result, fail to provide reliable financial reports and effectively prevent fraud, our reputation and operating results would be harmed.
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
Hydraulic fracturing is an important and common practice in the oil and natural gas industry which involves the injection of water, sand and chemicals under pressure into a formation to fracture the surrounding rock and stimulate production of hydrocarbons. Certain environmental advocacy groups have suggested that additional federal, state and local laws and regulations may be needed to more closely regulate the hydraulic fracturing process, and have made claims that hydraulic fracturing techniques are harmful to surface water and drinking water resources. Various governmental entities (within and outside the U.S.) are in the process of studying, restricting, regulating or preparing to regulate hydraulic fracturing, directly or indirectly
For example, the EPA released the final results of its comprehensive research study on the potential adverse impacts that hydraulic fracturing may have on drinking water resources in December 2016. The EPA concluded that hydraulic fracturing activities can impact drinking water resources under some circumstances, including large volume spills and inadequate mechanical integrity of wells. In May 2016, the EPA issued final new source performance standard requirements that impose more stringent controls on methane and volatile organic compounds emissions from oil and natural gas development and production operations, including hydraulic fracturing and other well completion activity. The EPA finalized amendments to some requirements in these standards in March 2018 and proposed additional amendments in October, including rescission of certain requirements and revisions to other requirements such as fugitive emissions monitoring frequency. The EPA has also issued the federal Safe Drinking Water Act (“SDWA”) permitting guidance for hydraulic fracturing operations involving the use of diesel fuel in fracturing fluids in those states where the EPA is the permitting authority.  Additionally, the BLM issued final rules to regulate hydraulic fracturing on federal lands in March 2015.  These rules were struck down by a federal court in Wyoming in June 2016, but reinstated on appeal by the Tenth Circuit in September 2017. While this appeal was pending, BLM proposed a rulemaking in July 2017 to rescind these rules in their entirety. BLM published a final rule rescinding the 2015 rules on December 29, 2017. Several states filed judicial challenges to the BLM’s proposed rescission; however, these challenges were stayed by a federal court in April 2018 pending the finalization or withdrawal of the BLM’s February 2018 proposal. In September 2018, BLM published a final rule that largely adopted the February 2018 proposal and rescinded several requirements. The September 2018 rule was challenged in the U.S. District Court for the Northern District of California almost immediately after issuance. The challenge is still pending.
In past sessions, Congress has considered, but not passed, the adoption of legislation to provide for federal regulation of hydraulic fracturing under the SDWA and to require disclosure of the chemicals used in the hydraulic fracturing process. Some states have adopted, and other states are considering adopting, legal requirements that could impose more stringent permitting, public disclosure or well construction requirements on hydraulic fracturing activities. Local governments also may seek to adopt ordinances within their jurisdictions regulating the time, place and manner of drilling activities in general or hydraulic fracturing activities in particular, in some cases banning hydraulic fracturing entirely. For example, in February 2018, the Oklahoma Corporation Commission released a protocol that requires operators to suspend hydraulic fracturing well completion operations in response to certain levels of seismic activity.
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
Additionally, we are impacted by U.S. legislation enacted in December 2017, known as the Tax Cuts and Jobs Act of 2017 (“the Act”). The Act made substantial changes in the taxation of U.S. and multinational corporations, which included, among other things, reducing the U.S. corporate income tax rate to 21% starting in 2018 and creating a quasi-territorial tax system with a one-time mandatory tax on previously deferred earnings of non-U.S. subsidiaries. As a result of the enactment of the Act, we recognized a $10.1 million tax expense in the fourth quarter of 2017 and a $15.6 million tax benefit in 2018. We cannot predict whether any additional legislation or any regulatory or other administrative guidance could materially adversely affect us.
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
If we fail to comply with safety regulations or maintain an acceptable level of safety at our facilities, we may incur fines, penalties or other liabilities, or we may be held criminally liable. In addition, a substantial portion of our work force is made up of newer employees who are less experienced and therefore more prone to injury. As a result, new employees require ongoing training and a higher degree of oversight. We may incur additional costs to encourage training and ensure proper oversight of these shorter service employees. Moreover, we may incur costs in connection with equipment upgrades, or other costs to facilitate our compliance with safety regulations. Failure to maintain safe operations or achieve certain safety performance metrics could disqualify us from doing business with certain customers, particularly major oil companies.
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
Our business operations worldwide are subject to a number of U.S. federal laws and regulations, including restrictions imposed by the U.S. Foreign Corrupt Practices Act (“FCPA”) as well as trade sanctions administered by the Office of Foreign Assets Control and the Commerce Department, as well as similar laws in non-U.S. jurisdictions that govern our operations by virtue of our presence or activities there.
We rely on a large number of agents in non-U.S. countries that have been identified as posing a high risk of corrupt activities and whose local laws and customs differ significantly from those in the U.S. In many countries, particularly in those with developing economies, it is common to engage in business practices that are prohibited by the regulations applicable to us. The U.S. Foreign Corrupt Practices Act and similar anti-corruption laws in other jurisdictions, including the UK Bribery Act 2010, (“anti-corruption laws”) prohibit corporations and individuals from engaging in certain activities to obtain or retain business or to influence a person working in an official capacity. We may be held responsible for violations by our employees, contractors and agents for violations of anti-corruption laws. We may also be held responsible for violations by an acquired company that occurs prior to an acquisition, or subsequent to an acquisition but before we are able to institute our compliance procedures. In addition, our non-U.S. competitors that are not subject to the FCPA or similar anti-corruption laws may be able to secure business or other preferential treatment in such countries by means that such laws prohibit with respect to us. The UK Bribery Act 2010 is broader in scope than the FCPA and applies to public and private sector corruption and contains no facilitating payments exception. A violation of any of these laws, even if prohibited by our policies, could have a material adverse effect on our business. Actual or alleged violations could damage our reputation, be expensive to defend, impair our ability to do business, and cause us to incur civil and criminal fines, penalties and sanctions.
Compliance with regulations relating to export controls, trade sanctions and embargoes administered by the countries in which we operate, including the U.S. Department of the Treasury’s Office of Foreign Assets Control (“OFAC”) and similar regulations in non-U.S. jurisdictions also pose a risk to us. We cannot provide products or services to certain countries, companies or individuals subject to trade sanctions of the U.S. and other countries. Furthermore, the laws and regulations concerning import activity, export recordkeeping and reporting, export controls and economic sanctions are complex and constantly changing. Any failure to comply with applicable legal and regulatory trading obligations could result in criminal and civil penalties and sanctions, such as fines, imprisonment, debarment from governmental contracts, seizure of shipments and loss of import and export privileges.

Unionization efforts and labor regulations in certain areas in which we operate could materially increase our costs or limit our flexibility.
We are not a party to any collective bargaining agreements, other than in our Hamburg, Germany and Monterrey, Mexico facilities. We operate in certain states within the U.S. and in international areas that have a history of unionization and we may become the subject of a unionization campaign. If some or all of our workforce were to become unionized and collective bargaining agreement terms, including any renegotiation of our Hamburg, Germany and Monterrey, Mexico collective bargaining agreements, were significantly different from our current compensation arrangements or work practices, our costs could be increased, our flexibility in terms of work schedules and reductions in force could be limited, and we could be subject to strikes or work slowdowns, among other things.
We are subject to litigation risks that may not be covered by insurance.
In the ordinary course of business, we become the subject of claims, lawsuits and administrative proceedings seeking damages or other remedies concerning our commercial operations, products, employees and other matters, including occasional claims by individuals alleging exposure to hazardous materials as a result of our products or operations. Some of these claims relate to the activities of businesses that we have acquired, even though these activities may have occurred prior to our acquisition of such businesses. Our insurance does not cover all of our potential losses, and we are subject to various self-insured retentions and deductibles under our insurance. A judgment may be rendered against us in cases in which we could be uninsured or which exceed the amounts that we currently have reserved or anticipate incurring for such matters.
The number and cost of our current and future asbestos claims could be substantially higher than we have estimated and the timing of payment of claims could be sooner than we have estimated.
One of our subsidiaries has been and continues to be named as a defendant in asbestos related product liability actions. The actual amounts expended on asbestos-related claims in any year may be impacted by the number of claims filed, the nature of the allegations asserted in the claims, the jurisdictions in which claims are filed, and the number of settlements. As of December 31, 2018, our subsidiary has a net liability of $0.3 million for the estimated indemnity cost associated with the resolution of its current open claims and future claims anticipated to be filed during the next five years.
Due to a number of uncertainties, the actual costs of resolving these pending claims could be substantially higher than the current estimate. Among these are uncertainties as to the ultimate number and type of lawsuits filed, the amounts of claim costs, the impact of bankruptcies of other companies with asbestos suits or of our insurers, and potential legislative changes and uncertainties surrounding the litigation process from jurisdiction to jurisdiction and from case to case. In addition, future claims beyond the five-year forecast period are possible, but the accrual does not cover losses that may arise from such additional future claims. Therefore, any such future claims could result in a loss.
Significant costs are incurred in defending asbestos claims and these costs are recorded at the time incurred. Receipt of reimbursement from our insurers may be delayed for a variety of reasons. In particular, if our primary insurers claim that certain policy limits have been exhausted, we may be delayed in receiving reimbursement due to the transition from one set of insurers to another. Our excess insurers may also dispute the claims of exhaustion, or may rely on certain policy requirements to delay or deny claims. Furthermore, the various per occurrence and aggregate limits in different insurance policies may result in extended negotiations or the denial of reimbursement for particular claims. For more information on the cost sharing agreements related to this risk, refer to Note 11 Commitments and Contingencies.
Compliance with government regulations regarding the use of “conflict minerals” may result in increased costs and risks to us.
As part of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (“Dodd-Frank”), the SEC has promulgated disclosure requirements regarding the use of certain minerals, which are mined from the Democratic Republic of Congo and adjoining countries, known as conflict minerals. We are required to publicly disclose our process for determining whether the products we sell contain conflict minerals and could incur significant costs to meet the mandates of Dodd-Frank. Additionally, customers may rely on us to provide critical data regarding the parts they purchase and will likely request conflict mineral information. We have many suppliers and each will provide conflict mineral information in a different manner, if at all. Accordingly, because the supply chain is complex, we may face reputational challenges if we are unable to sufficiently verify the origins of certain minerals used in our products. Additionally, customers may demand that the products they purchase be free of conflict minerals. The implementation of this requirement could affect the sourcing and availability of products we purchase from our suppliers. This may reduce the number of suppliers that are able to provide conflict free products, and may affect our ability to obtain products in sufficient quantities to meet customer demand or at competitive prices. In addition, there may be material costs associated with complying with the disclosure requirements, such as costs related to determining the source of any relevant minerals used in our products, as well as costs arising from any changes as a consequence of such verification activities.
We may incur liabilities to customers as a result of warranty claims that could adversely affect our reputation, ability to obtain future business and earnings.
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
The delivery of our products and services requires personnel with specialized skills and experience. Our ability to be productive and profitable depends upon our ability to employ and retain skilled workers. During periods of low activity in our industry, we have reduced the size of our labor force to match declining revenue levels, and other employees may choose to leave in order to find more stable employment. This may cause us to lose skilled personnel, the absence of which could cause us to incur quality, efficiency and deliverability issues in our operations, or delay our response to an upturn in the market. During periods of increasing activity in our industry, our ability to expand our operations depends in part on our ability to increase the size of our skilled labor force. In addition, during those periods, the demand for skilled workers is high, the supply is limited and the cost to attract and retain qualified personnel increases, especially for skilled workers. For example, we have in the past experienced shortages of engineers, mechanical assemblers, machinists and welders, which in some instances slowed the productivity of certain of our operations. Furthermore, a significant increase in the wages paid by competing employers could result in a reduction of our skilled labor force, increases in the wage rates that we must pay, or both. If any of these events were to occur, our ability to respond quickly to customer demands may be inhibited and our growth potential could be impaired.
Our inability to control the inherent risks of acquiring and integrating businesses could disrupt our business operations and adversely affect our operating results going forward.
We continuously evaluate acquisitions and may elect to acquire businesses or assets in the future. For example, in 2018, we acquired certain assets of ESP Completion Technologies LLC ("ESPCT"), and 100% of the stock of Houston Global Heat Transfer LLC (“GHT”). These activities may distract management from day-to-day tasks. Acquisitions involve numerous risks, including:

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
Our failure to achieve consolidation savings, to integrate the acquired businesses and assets into our existing operations successfully or to minimize any unforeseen operational difficulties could have a material adverse effect on our business. In addition, we may incur liabilities arising from events prior to the acquisition or prior to our establishment of adequate anti-corruption, trade or other compliance oversight. While we generally seek to obtain indemnities or insurance for liabilities for events occurring before such acquisitions, these are limited in amount and duration, may be held to be unenforceable, the seller may not be able to indemnify us or the insurer may deny payment. We may also incur indebtedness or issue additional equity securities to finance future acquisitions. Debt service requirements could represent a burden on our results of operations and financial condition, and the issuance of additional equity securities could be dilutive to our existing stockholders.
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
Environmental advocacy groups and regulatory agencies in the U.S. and other countries have focused considerable attention on the emissions of carbon dioxide, methane and other greenhouse gases and their potential role in climate change. In response to scientific studies suggesting that emissions of GHGs, including carbon dioxide and methane, are contributing to the warming of the Earth’s atmosphere and other climatic conditions, the U.S. Congress has considered adopting comprehensive legislation to reduce emissions of GHGs, and almost half of the states have already taken legal measures to reduce emissions of GHGs, primarily through measures to promote the use of renewable energy and/or regional GHG cap-and-trade programs. The Environmental Protection Agency (the “EPA”) has already begun to regulate greenhouse gas emissions under the federal Clean Air Act. In December 2009, the EPA determined that emissions of carbon dioxide, methane and certain other GHGs endanger public health and the environment because emissions of such gases are, according to the EPA, contributing to warming of the Earth’s atmosphere and other climatic changes. Accordingly, the EPA has begun adopting rules under the Clean Air Act that, among other things, cover reductions in GHG emissions from motor vehicles, permits for certain large stationary sources of GHGs, and monitoring and annual reporting of GHG emissions from specified GHG emission sources, including oil and natural gas exploration and production operations. Additionally, in May 2016, the EPA issued final new source performance standards governing methane emissions that impose more stringent controls on methane and volatile organic compounds emissions at new and modified oil and natural gas production, processing, storage and transmission facilities. The EPA announced its intention to reconsider those standards in April 2017 and has sought to stay those requirements. However, the EPA’s stay of these requirements was vacated by the D.C. Circuit in July 2017. Accordingly, they remain in effect. More recently, the EPA finalized amendments to some requirements in these standards in March 2018 and proposed additional amendments to these standards in October 2018, including rescission of certain requirements and revisions to other requirements such as fugitive emissions monitoring frequency. The EPA also announced that it intends to impose methane emission standards for existing sources and issued information collection requests to companies with production, gathering and boosting, natural gas processing, storage and transmission facilities in December 2016. The EPA withdrew those information collection requests in March 2017. The EPA has also adopted rules requiring the reporting of greenhouse gas emissions from specified large greenhouse gas emission sources in the U.S., including oil and natural gas systems. Similarly, the Department of the Interior’s Bureau of Land Management (“BLM”) issued final rules in November 2016 relating to the venting, flaring and leaking of natural gas by oil and natural gas producers who operate on federal and Indian lands. Certain provisions of the BLM rule went into effect in January 2017, while others were scheduled to go into effect in January 2018. In December 2017, BLM published a final rule delaying the 2018 provisions until 2019. BLM proposed a rule in February 2018 that would revise the 2016 rule and rescind some of its requirements. Several states filed judicial challenges to the BLM’s proposed rescission. In April 2018, a federal court stayed the litigation pending finalization or withdrawal of the BLM’s February 2018 proposal. In September 2018, the BLM published a final rule that largely adopted the February 2018 proposal and rescinded several requirements. The September 2018 rule was challenged in the U.S. District Court for the Northern District of California almost immediately after issuance. The challenge is still pending.
Finally, efforts have also been made and continue to be made in the international community toward the adoption of international treaties or protocols that would address global climate change issues. In 2015, the U.S. participated in the United Nations Conference on Climate Change, which led to the creation of the Paris Agreement, which requires member countries to review and “represent a progression” in their nationally determined contributions, which set GHG emission reduction goals every five years. In June 2017, President Trump announced that the U.S. will withdraw from the Paris Agreement unless it is renegotiated. The State Department informed the United Nations of the U.S.’s withdrawal in August 2017; however, under the terms of the Paris Agreement the U.S. will not be able to withdraw until 2020.
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
Some of our operations involve risks of, among other things, property damage, which could curtail our operations. Disruptions in operations or damage to a manufacturing plant could reduce our ability to produce products and satisfy customer demand. In particular, we have offices and manufacturing facilities in Houston, Texas, and in various places throughout the U.S. Gulf Coast region. These offices and facilities are particularly susceptible to severe tropical storms and hurricanes, which may disrupt our operations. Damage to one or more of our manufacturing facilities by severe weather or any other disaster, accident, catastrophe or event, could significantly interrupt our operations. Similar interruptions could result from damage to production or other facilities that provide supplies or other raw materials to our plants or other stoppages arising from factors beyond our control. These interruptions might involve significant damage to property, among other things, and repairs might take a significant amount of time. For example, in the third quarter 2017, we were impacted by idled facilities and operations directly related to Hurricane Harvey’s widespread damage in Texas and Louisiana. As a result, our financial results were negatively impacted by foregone revenue and under-absorption of manufacturing costs, and, indirectly, due to supplier and logistical delays.
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
In addition, our amended and restated bylaws establish advance notice provisions for stockholder proposals and nominations for elections to the board of directors to be acted upon at meetings of stockholders. Furthermore, if SCF’s ownership is reduced to less than 15%, certain restrictions under Delaware law on business combinations with greater than 15% stockholders will begin to apply to us.
L.E. Simmons & Associates, Incorporated (“LESA”), through SCF Partners (“SCF”), may significantly influence the outcome of stockholder voting and may exercise this voting power in a manner adverse to our other stockholders.
As of February 22, 2019, SCF held approximately 20.5 million shares of our common stock, equal to approximately 19% of the outstanding common stock at that date. LESA is the ultimate general partner of SCF and will exert significant influence over us, including over the outcome of most matters requiring a stockholder vote, such as the election of directors, adoption of amendments to our charter and bylaws and approval of transactions involving a change of control. LESA’s interests may differ from our other stockholders, and SCF may vote its common stock in a manner that may adversely affect those stockholders.
SCF is a party to a registration rights agreement with us, which requires us to effect the registration of its shares in certain circumstances. SCF exercised such rights in November 2013, May 2014, December 2016 and October 2017 with respect to 6.0 million, 11.5 million, 3.7 million and 20.5 million shares, respectively. Sales of substantial amounts of our common stock by SCF, or the perception that such sales could occur, may adversely affect prevailing market prices of our common stock.

Certain of our directors may have conflicts of interest because they are also directors or officers of SCF. The resolution of these conflicts of interest may not be in the best interests of our Company or our other stockholders.
Certain of our directors, namely David C. Baldwin and Andrew L. Waite, are currently officers of LESA. In addition, our CEO, directly and through a trust for his children who are primary beneficiaries, holds an ownership interest in various SCF funds. These positions may create conflicts of interest because of the ownership interest these directors and Mr. Gaut maintain. Duties as directors or officers of LESA may conflict with such individuals’ duties as one of our directors or officers regarding business dealings and other matters between SCF and us. The resolution of these conflicts may not always be in the best interest of our Company or our other stockholders. Please read “We have renounced any interest in specified business opportunities, and SCF and its director nominees on our board of directors generally have no obligation to offer us those opportunities.”
We have renounced any interest in specified business opportunities, and SCF and its director nominees on our board of directors generally have no obligation to offer us those opportunities.
Our certificate of incorporation provides that, so long as we have a director or officer who is affiliated with SCF (an “SCF Nominee”) and for a continuous period of one year thereafter, we renounce any interest or expectancy in any business opportunity in which any member of the SCF group participates or desires or seeks to participate in and that involves any aspect of the energy equipment or services business or industry, other than (i) any business opportunity that is brought to the attention of an SCF Nominee solely in such person’s capacity as a director or officer of our Company and with respect to which no other member of the SCF group independently receives notice or otherwise identifies such opportunity and (ii) any business opportunity that is identified by the SCF group solely through the disclosure of information by or on behalf of our Company. We refer to SCF and its other affiliates and its portfolio companies as the SCF group. We are not prohibited from pursuing any business opportunity with respect to which we have renounced any interest.
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
Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
The following table describes the significant facilities owned or leased by us as of December 31, 2018 for our Drilling and Subsea (“D&S”), Completions (“C”) and Production and Infrastructure (“P&I”) segments:

Country	Location	Number of facilities	Description	Leased or Owned	Segments

Canada	Alberta	2	Service	Leased	D&S and C
	Calgary	2	Service/Distribution	Leased	Shared with all
	Edmonton	2	Service/Distribution	Leased	D&S and C
Germany	Hamburg	1	Manufacturing	Leased	D&S and C
Mexico	Monterrey	1	Manufacturing	Leased	D&S and C
Saudi Arabia	Dammam	1	Manufacturing	Owned	P&I
Singapore	Singapore	1	Manufacturing/Service/Distribution	Leased	D&S and C
UAE	Dubai	1	Service/Distribution	Leased	D&S and C
United Kingdom	Aberdeen	3	Distribution	Leased	D&S and C
	Kirkbymoorside	1	Manufacturing	Owned	D&S
	Findon	1	Manufacturing	Leased	D&S and C
United States	Broussard, LA	3	Manufacturing	Owned	Shared with all
	Brownsville, PA	1	Manufacturing	Leased	C
	Bryan, TX	1	Manufacturing	Owned	D&S
	Clearfield, PA	1	Manufacturing/Service/Distribution	Owned	P&I and C
	Davis, OK	1	Manufacturing	Owned	C
	Dayton, TX	1	Manufacturing	Owned	C
	Elmore City, OK	1	Manufacturing	Owned	P&I
	Fort Worth, TX	1	Manufacturing	Leased	C
	Guthrie, OK	1	Manufacturing	Leased	P&I
	Houston, TX	4	Corporate/Distribution/Manufacturing	Leased	Shared with all
	Humble, TX	2	Manufacturing	Leased	C
	Madison, KS	5	Manufacturing	Leased	P&I
	Midland, TX	2	Service/Distribution	Leased	D&S and C
	Missouri City, TX	1	Manufacturing	Leased	C
	Odessa, TX	1	Service/Distribution	Leased	C
	Odessa, TX	1	Distribution/Sales	Owned	D&S and C
	Pearland, TX	1	Manufacturing	Owned	C
	Pearland, TX	1	Distribution	Leased	P&I
	Plantersville, TX	1	Manufacturing	Owned	D&S and C
	San Antonio, TX	1	Service/Distribution	Owned	C
	Stafford, TX	3	Manufacturing/Distribution	Leased	P&I
	Stafford, TX	1	Manufacturing	Owned	C
	Tyler, TX	1	Distribution	Leased	D&S and C
	Williston, ND	3	Service/Distribution	Leased	D&S and C

We believe our facilities are suitable for their present and intended purposes, and are adequate for our current and anticipated level of operations.
We incorporate by reference the information set forth in Item 1 and Item 7 of this Annual Report on Form 10-K and the information set forth in Note 6 Property and Equipment and Note 11 Commitments and Contingencies.
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

Item 4. Mine Safety Disclosures
Not applicable.
Executive officers of the registrant
The following table indicates the names, ages and positions of the executive officers of Forum as of February 22, 2019:

Name	Age	Position
C. Christopher Gaut	62	President, Chief Executive Officer and Chairman of the Board
Pablo G. Mercado	42	Senior Vice President, Chief Financial Officer and Treasurer
John C. Ivascu	41	Senior Vice President,General Counsel and Secretary
Michael D. Danford	56	Senior Vice President - Human Resources
D. Lyle Williams	49	Senior Vice President - Operations
C. Christopher Gaut. Mr. Gaut was appointed to serve as President and Chief Executive Officer in November 2018 and has served as Chairman of the board of directors since December 2017. Prior to that, from May 2017 to December 2017, he served as Executive Chairman of the Board, and as Chief Executive Officer from May 2016 to May 2017. From August 2010 to May 2016 he served as President, Chief Executive Officer and Chairman of the Board, and as one of our directors since December 2006. He served as a consultant to LESA, the ultimate general partner of SCF, our largest stockholder, from November 2009 to August 2010 and from April 2018 to November 2018. Mr. Gaut served at Halliburton Company, a leading diversified oilfield services company, as President of the Drilling and Evaluation Division and prior to that as Chief Financial Officer, from March 2003 through April 2009. From April 2009 through November 2009, Mr. Gaut was a private investor. Prior to joining Halliburton Company in 2003, Mr. Gaut was a Co-Chief Operating Officer of Ensco International, a provider of offshore contract drilling services. He also served as Ensco’s Chief Financial Officer from 1988 until 2003. Mr. Gaut is currently a member of the board of directors of Ensco plc, the successor to Ensco International and EOG Resources, an independent crude oil and natural gas company, and previously served as a director of Key Energy Services Inc., a well services provider. Mr. Gaut holds an A.B. in Engineering Sciences from Dartmouth College and an M.B.A. from The Wharton School at University of Pennsylvania.
Pablo G. Mercado. Mr. Mercado has served as Chief Financial Officer since March 2018. Prior to that, he served as Senior Vice President - Finance from June 2017 to March 2018; Vice President, Operations Finance from August 2015 to June 2017; Vice President, Corporate Strategy and Treasurer from January 2014 to August 2015; Vice President, Corporate Development & Strategy from February 2013 to January 2014; and Vice President, Corporate Development from November 2011 to February 2013. From May 2005 to October 2011, Mr. Mercado was an investment banker in the Oil and Gas Group of Credit Suisse Securities (USA) LLC where he worked with oilfield services companies and other companies in the oil and natural gas industry, most recently as a Director. From 1998 to 2001 and 2003 to May 2005, Mr. Mercado was an investment banker at other firms, primarily working with companies in the oil and natural gas industry. He is currently on the board of directors of Comfort Systems USA, Inc., a national heating, ventilation and cooling company. Mr. Mercado holds a B.B.A. from the Cox School of Business and a B.A. in Economics from the Dedman College, both at Southern Methodist University, and an M.B.A. from The University of Chicago Booth School of Business.
John C. Ivascu. Mr. Ivascu has served as Senior Vice President, General Counsel and Secretary since February 2019. Prior to that, he served as Vice President, Deputy General Counsel and Secretary from February 2018 to February

2019; Vice President, Associate General Counsel and Assistant Secretary from August 2015 to February 2018; and Assistant General Counsel from June 2011 to August 2015. From 2006 to June 2011, Mr. Ivascu practiced corporate law at Vinson & Elkins L.L.P., representing public and private companies and investment banking firms in capital markets offerings, mergers and acquisitions, corporate governance and bankruptcy matters. From 2004 to 2006, Mr. Ivascu served as an attorney for the U.S. Securities & Exchange Commission, Division of Enforcement. Mr. Ivascu holds a B.B.A. from the Stephen M. Ross School of Business at the University of Michigan, and a J.D. from Brooklyn Law School.
Michael D. Danford. Mr. Danford has served as Senior Vice President - Human Resources since February 2015. Prior to that, Mr. Danford served as Vice President - Human Resources from November 2007 to February 2015. Prior to joining Forum and, from August 2007 through November 2007, he worked at Trico Marine Services Inc., a privately held provider of subsea and marine support vessels and services to the oil and natural gas industry, as Vice President - Human Resources. From 1997 through July 2007, Mr. Danford served as Director of Human Resources and Vice President - Human Resources for Hydril Company, a publicly traded manufacturer of connections used for oil and natural gas drilling and production. From 1991 to 1997, Mr. Danford served in various human resources roles for Baker Hughes Incorporated, a publicly traded oilfield services company. Prior to joining Baker Hughes, from 1990 to 1991, Mr. Danford served as a recruiter and as an employee relations representative in the human resources department for Compaq Computer, a publicly traded developer and manufacturer of computer systems. Mr. Danford holds a B.S. degree in Computer Science from the University of Louisiana at Monroe (formerly Northeast Louisiana University).
D. Lyle Williams, Jr. Mr. Williams has served as Senior Vice President - Operations since May 2018. Since January 2007, Mr. Williams has held various financial and operations roles, including Vice President - Corporate Development and Treasurer; Vice President - Operations Finance; Vice President - Finance and Accounting, Drilling and Subsea Segment; Senior Vice President - Downhole Technologies; Vice President - Subsea Products; and Vice President - Capital Equipment. Prior to joining Forum, Mr. Williams held various operations positions with Cooper Cameron Corporation, including Director of Operations - Engineering Products. He holds a B.A. in Economics and English from Rice University and an M.B.A. from Harvard University Graduate School of Business Administration.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock trades on the NYSE under the trading symbol “FET.” As of February 22, 2019, there were approximately 59 shareholders of record of our common stock. In calculating the number of shareholders, we consider clearing agencies and security position listings as one shareholder for each agency or listing.
No dividends were declared or issued during 2018 or 2017, and we do not currently have any plans to pay cash dividends in the future. Our future dividend policy is within the discretion of our board of directors and will depend upon various factors, including our results of operations, financial condition, capital requirements,investment opportunities, and other loan agreements.
Performance Graph
The following graph compares total shareholder return on our common stock with the Standard & Poor’s 500 Stock Index and the Philadelphia Oil Service Sector Index (“OSX”), an index of oil and natural gas related companies that represents an industry composite of our peers. This graph covers the period from December 31, 2013 through December 31, 2018. This comparison assumes the investment of $100 on December 31, 2013 and the reinvestment of all dividends. The shareholder return set forth is not necessarily indicative of future performance.
The performance graph above is furnished and not filed for purposes of Section 18 of the Exchange Act and will not be incorporated by reference into any registration statement filed under the Securities Act of 1933 (the “Securities Act”) unless specifically identified therein as being incorporated therein by reference. The performance graph is not soliciting material subject to Regulation 14A.

Purchase of Equity Securities
Following is a summary of our repurchases of our common stock during the three months ended December 31, 2018.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plan or programs (a)	Maximum value of shares that may yet be purchased under the plan or program (in thousands) (a)
October 1, 2018 - October 31, 2018	—	$—	—	$49,752
November 1, 2018 - November 30, 2018	—	$—	—	$49,752
December 1, 2018 - December 31, 2018	—	$—	—	$49,752
Total	—	$—	—
(a) In October 2014, our board of directors approved a program for the repurchase of outstanding shares of our common stock with an aggregate purchase amount of up to $150.0 million. From the inception of this program through December 31, 2018, we have repurchased approximately 4.5 million shares of our common stock for aggregate consideration of approximately $100.2 million. Remaining authorization under this program is $49.8 million.
Acquisition of Innovative Valve Components
On January 9, 2017, we acquired all of the issued and outstanding partnership interests of Innovative Valve Components. As partial consideration for the acquisition we issued 196,249 shares of our common stock. Pursuant to the terms of the purchase agreement, we issued 8,400 shares of our common stock on January 9, 2018 and 82,962 shares of our common stock on January 9, 2019 in connection with the first and second anniversaries of the closing, respectively. The issuance of our common stock was exempt from registration under the Securities Act pursuant to Rule 4(a)(2) thereof and the safe harbor provided by Rule 506 of Regulation D promulgated thereunder.
Contingent shares issuance
On July 3, 2017, the Company acquired Multilift Welltec, LLC and Multilift Wellbore Technology Limited. In connection with the transactions, the Company entered into a contingent stock agreement with an employee. Pursuant to the contingent stock agreement, we issued 30,582 shares of our common stock on February 1, 2019. The issuance of our common stock was exempt from registration under the Securities Act pursuant to Rule 4(a)(2) thereof and the safe harbor provided by Rule 506 of Regulation D promulgated thereunder.

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
The selected historical financial data as of December 31, 2018 and 2017, and for the years ended December 31, 2018, 2017 and 2016 are derived from our audited consolidated financial statements and related notes thereto that are included herein. The selected historical data as of December 31, 2016, 2015 and 2014 and for the years ended December 31, 2015 and 2014 have been derived from our audited consolidated financial statements, which are not included in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of our results to be expected in any future period.

	Year ended December 31,
(in thousands, except per share information)	2018	2017	2016	2015	2014
Income Statement Data:
Revenues	$1,064,219	$818,620	$587,635	$1,073,652	$1,739,717
Total operating expenses	1,461,357	961,215	718,411	1,202,199	1,496,843
Earnings from equity investment	140	1,000	1,824	14,824	25,164
Operating income (loss)	(396,998)	(141,595)	(128,952)	(113,723)	268,038
Total other expense (income)	(7,244)	(86,316)	9,047	20,600	25,516
Income (loss) before income taxes	(389,754)	(55,279)	(137,999)	(134,323)	242,522
Income tax expense (benefit)	(15,674)	4,121	(56,051)	(14,939)	68,145
Net income (loss)	(374,080)	(59,400)	(81,948)	(119,384)	174,377
Less: Income (loss) attributable to noncontrolling interest	—	—	30	(31)	12
Net income (loss) attributable to common stockholders	(374,080)	(59,400)	(81,978)	(119,353)	174,365

Weighted average shares outstanding
Basic	108,771	98,689	91,226	89,908	92,628
Diluted	108,771	98,689	91,226	89,908	95,308
Earnings (loss) per share
Basic	$(3.44)	$(0.60)	$(0.90)	$(1.33)	$1.88
Diluted	$(3.44)	$(0.60)	$(0.90)	$(1.33)	$1.83

	As of December 31,
(in thousands)	2018	2017	2016	2015	2014
Balance Sheet Data:
Cash and cash equivalents	$47,241	$115,216	$234,422	$109,249	$76,579
Net property, plant and equipment	177,358	197,281	152,212	186,667	189,974
Total assets	1,829,652	2,195,228	1,835,192	1,886,042	2,214,102
Long-term debt	517,544	506,750	396,747	396,016	420,484
Total stockholders’ equity	1,030,126	1,409,016	1,235,202	1,257,020	1,395,356

	Year ended December 31,
(in thousands)	2018	2017	2016	2015	2014
Other financial data:
Net cash provided by (used in) operating activities	$2,407	$(40,033)	$64,742	$155,913	$269,966
Capital expenditures for property and equipment	(24,043)	(26,709)	(16,828)	(32,291)	(53,792)
Proceeds from sale of property and equipment	9,258	1,971	9,763	1,821	2,718
Acquisition of businesses, net of cash acquired	(60,622)	(162,189)	(4,072)	(60,836)	(38,289)
Net cash used in investing activities	(75,407)	(187,968)	(11,137)	(91,306)	(70,691)
Net cash provided by (used in) financing activities	6,522	100,563	86,195	(26,937)	(162,018)

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with “Selected historical consolidated financial data” included under Item 6 of this Annual Report on Form 10-K and our financial statements and related notes included under Item 8 of this Annual Report on Form 10-K. This discussion contains forward-looking statements based on our current expectations, estimates and projections about our operations and the industry in which we operate. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of a variety of risks and uncertainties, including those described in “Risk Factors” and “Cautionary note regarding forward-looking statements” and elsewhere in this Annual Report on Form 10-K. We assume no obligation to update any of these forward-looking statements.
Overview
We are a global oilfield products company, serving the drilling, subsea, completions, production and infrastructure sectors of the oil and natural gas industry. We design, manufacture and distribute products and engage in aftermarket services, parts supply and related services that complement our product offering. Our product offering includes a mix of frequently replaced consumable products and highly engineered capital products that are used in the exploration, development, production and transportation of oil and natural gas. Our consumable products are used in drilling, well construction and completions activities, within the supporting infrastructure, and at processing centers and refineries. Our engineered capital products are directed at: drilling rig equipment for new rigs, upgrades and refurbishment projects; subsea construction and development projects; the placement of production equipment on new producing wells; pressure pumping equipment; and downstream capital projects. In 2018, approximately 80% of our revenue was derived from consumable products and activity-based equipment, while the balance was primarily derived from capital products with a small amount from rental and other services.
We seek to design, manufacture and supply high quality reliable products that create value for our diverse customer base, which includes, among others, oil and natural gas operators, land and offshore drilling contractors, oilfield service companies, subsea construction and service companies, and pipeline and refinery operators.
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

•
Completions segment. This segment designs, manufactures and supplies products and provides related services to the well construction, completion, stimulation and intervention markets. The products and related services consist primarily of: (i) well construction casing and cementing equipment, protectors for artificial lift equipment and cables used in completions, composite plugs used for zonal isolation in hydraulic fracturing; and (ii) capital and consumable products sold to the pressure pumping, hydraulic fracturing and flowback services markets, including hydraulic fracturing pumps, pump consumables, cooling systems and flow iron as well as coiled tubing, wireline cable, and pressure control equipment used in the well completion and intervention service markets.

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

Market Conditions
The level of demand for our products is directly related to activity levels and the capital and operating budgets of our customers, which in turn are heavily influenced by energy prices and expectations as to future price trends. In addition, the availability of existing capital equipment adequate to serve exploration and production requirements, or lack thereof, drives demand for our capital equipment products.
The probability of any cyclical change in energy prices and the extent and duration of such a change are difficult to predict. Oil prices strengthened in 2017 and through much of 2018, giving rise to higher drilling and completions activity and spending by our customers, primarily in North America. The volume of rigs drilling for oil and natural gas in North America and the level of hydraulic fracturing and other well completion activities are drivers for our revenue from this region. The heightened level of activity led to increased revenues and orders in 2017 and 2018, principally from the sale of consumable products. More recently, these favorable results have been tempered due to the decline in oil prices resulting from slowing growth in global oil demand and a surge in U.S. oil production. In addition, pipeline capacity constraints in the Permian basin have limited the ability of operators to transport additional production from this basin, causing a reduction in completion activity in the fourth quarter of 2018. Additional pipeline capacity is projected to come online sometime in 2019.
Drilling and completions activity for the U.S. onshore market was strong through much of 2018, before falling off late in the year. Activity in regions with higher costs for the production of energy, especially offshore and in some international regions, has lagged the U.S. onshore activity recovery. Early signs of an increase in activity in these areas began to emerge in 2018, but the timing and pace of any such recovery has been thrown into doubt by the recent decrease in oil prices. Higher onshore activity levels drive increased demand for our drilling and completion consumable products, and our engineered process systems and production equipment. Demand for the construction of new capital equipment by our customers remains restrained, however, by the oversupply of relatively new or recently upgraded equipment, especially onshore and offshore drilling rigs. Demand for our drilling and completions capital equipment offerings remains far below the level achieved during the last newbuild cycle. Global offshore and subsea activity remain at historically low levels, limiting demand for our product offerings in that market.
The revenue of our Valve Solutions product line is also influenced by energy prices, but to a lesser extent than the remainder of our business, resulting in more stable operating and financial results over time. The outlook for an increase in demand for valves from the oil and natural gas industry worldwide has been positive due to planned investments in global refinery and petrochemical projects, as well as the construction of additional pipeline capacity in North America. However, the imposition of steel tariffs on valves imported into the U.S. has clouded this picture to some extent.
The President of the United States has issued proclamations imposing tariffs on imports of selected products, including those sourced from China. In particular, the U.S. government has imposed global tariffs on certain imported steel and aluminum products pursuant to Section 232 of the Trade Expansion Act of 1962, as well as tariffs on $250 billion worth of Chinese imports pursuant to Section 301 of the Trade Act of 1974. In response, China and other countries have imposed retaliatory tariffs on a wide range of U.S. products, including those containing steel and aluminum. These tariffs have caused our cost of raw materials to increase and their ultimate impact on our business and operations is uncertain. However, in response, we are taking actions to mitigate the impact, including through the diversification of our supply chain.
The table below shows average crude oil and natural gas prices for West Texas Intermediate crude oil (WTI), United Kingdom Brent crude oil (Brent), and Henry Hub natural gas:

	2018	2017	2016
Average global oil, $/bbl
West Texas Intermediate	$65.07	$50.80	$43.29
United Kingdom Brent	$71.11	$54.12	$43.67

Average North American Natural Gas, $/Mcf
Henry Hub	$3.16	$2.99	$2.52
Average WTI and Brent oil prices were 28% and 31% higher, respectively, for the year ended December 31, 2018 compared to 2017. However, oil prices declined sharply in the fourth quarter of 2018 due to concerns over slowing global oil demand and increases in U.S. oil production. The spot WTI oil price closed at $45.15 per barrel as of December 31, 2018 versus $60.46 as of December 31, 2017. Average natural gas prices were 6% higher in 2018 than 2017.

The table below shows the average number of active drilling rigs operating by geographic area and drilling for different purposes based on the weekly rig count information published by Baker Hughes, a GE Company.

	2018	2017	2016
Active Rigs by Location
United States	1,032	877	509
Canada	191	206	130
International	989	948	955
Global Active Rigs	2,212	2,031	1,594

Land vs. Offshore Rigs
Land	1,987	1,812	1,348
Offshore	225	219	246
Global Active Rigs	2,212	2,031	1,594

U.S. Commodity Target, Land
Oil/Gas	841	704	408
Gas	190	172	100
Unclassified	1	1	1
Total U.S. Land Rigs	1,032	877	509

U.S. Well Path, Land
Horizontal	900	737	400
Vertical	63	70	60
Directional	69	70	49
Total U.S. Active Land Rigs	1,032	877	509
As a result of higher oil and natural gas prices, the average U.S. and international rig counts in 2018 increased 18% and 4%, respectively, as compared to 2017, while the Canadian rig count decreased 7% compared to 2017. The U.S. rig count reached a trough of 404 rigs in the second quarter of 2016. Since then, the number of working rigs in the U.S. has increased steadily with 1,083 active rigs as of December 31, 2018. A substantial portion of our revenue is impacted by the level of rig activity and the number of wells completed.
The table below shows the amount of total inbound orders by segment for the years ended December 31, 2018, 2017 and 2016:

(in millions of dollars)	2018	2017	2016
Orders:
Drilling & Subsea	$265.4	$219.8	$215.3
Completions	480.1	291.8	130.7
Production & Infrastructure	370.8	358.3	250.8
Total Orders	$1,116.3	$869.9	$596.8
Acquisitions
On October 5, 2018, we acquired 100% of the stock of Houston Global Heat Transfer LLC (“GHT”) for total aggregate consideration of $57.3 million, net of cash acquired. The aggregate consideration includes the estimated fair value of certain contingent cash payments due to the former owners of GHT if certain conditions are met in 2019 and 2020. Based in Houston, Texas, GHT designs, engineers, and manufactures premium industrial heat exchanger and cooling systems used primarily on hydraulic fracturing equipment. This acquisition is included in the Completions segment.
On July 2, 2018, we acquired certain assets of ESP Completion Technologies LLC, a subsidiary of C&J Energy Services, for cash consideration of $8.0 million. ESPCT consists of a portfolio of early stage technologies that maximize the run life of artificial lift systems, primarily electric submersible pumps. This acquisition is included in the Completions segment.
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
On January 9, 2017, we acquired substantially all of the assets of Cooper Valves, LLC as well as 100% of the general partnership interests of Innovative Valve Components (collectively, “Cooper”) for total aggregate consideration of $14.0 million. The aggregate consideration includes the issuance of stock valued at $4.5 million and certain contingent stock issuances. These acquisitions are included in the Production & Infrastructure segment.
There are factors related to the businesses we have acquired that may result in lower net profit margins on a go-forward basis, primarily the federal income tax status of the legal entity and the level of depreciation and amortization charges arising out of the accounting for the purchase.
For additional information regarding our acquisitions, refer to Note 4 Acquisitions & Dispositions.
Factors affecting the comparability of our future results of operations to our historical results of operations
Our future results of operations may not be comparable to our historical results of operations for the periods presented, primarily for the following reasons:

•
Since our initial public offering in 2012, we have grown our business both organically and through strategic acquisitions. We have expanded and diversified our product portfolio and business lines with the acquisition of two businesses in 2018 and three businesses in 2017. The historical financial data for periods prior to the acquisitions does not include the results of any of the acquired companies for the periods presented and, as such, does not provide an accurate indication of our future results.

•
As we integrate acquired companies and further implement internal controls, processes and infrastructure to operate in compliance with the regulatory requirements applicable to companies with publicly traded shares, it is likely that we will incur incremental selling, general and administrative expenses relative to historical periods.

Our future results will depend on our ability to efficiently manage our combined operations and execute our business strategy.

Results of operations
Year ended December 31, 2018 compared with year ended December 31, 2017

	Year ended December 31,		Change
(in thousands of dollars, except per share information)	2018	2017	$	%
Revenue:
Drilling & Subsea	$229,078	$234,742	$(5,664)	(2.4)%
Completions	477,987	260,191	217,796	83.7%
Production & Infrastructure	361,407	327,287	34,120	10.4%
Eliminations	(4,253)	(3,600)	(653)	*
Total revenue	$1,064,219	$818,620	245,599	30.0%
Cost of sales:
Drilling & Subsea	$185,036	$179,978	$5,058	2.8%
Completions	343,391	201,631	141,760	70.3%
Production & Infrastructure	283,673	251,823	31,850	12.6%
Eliminations	(4,253)	(3,600)	(653)	*
Total cost of sales	$807,847	$629,832	$178,015	28.3%
Gross profit:
Drilling & Subsea	$44,042	$54,764	$(10,722)	(19.6)%
Completions	134,596	58,560	76,036	129.8%
Production & Infrastructure	77,734	75,464	2,270	3.0%
Total gross profit	$256,372	$188,788	$67,584	35.8%
Selling, general and administrative expenses:
Drilling & Subsea	$77,870	$86,327	$(8,457)	(9.8)%
Completions	102,319	66,306	36,013	54.3%
Production & Infrastructure	71,712	67,653	4,059	6.0%
Corporate	35,079	33,427	1,652	4.9%
Total selling, general and administrative expenses	$286,980	$253,713	$33,267	13.1%
Segment operating income (loss):
Drilling & Subsea	$(33,688)	$(31,563)	$(2,125)	(6.7)%
Operating margin %	(14.7)%	(13.4)%
Completions	32,277	(6,746)	39,023	578.5%
Operating margin %	6.8%	(2.6)%
Production & Infrastructure	6,022	7,811	(1,789)	(22.9)%
Operating margin %	1.7%	2.4%
Corporate	(35,079)	(33,427)	(1,652)	(4.9)%
Total segment operating loss	$(30,468)	$(63,925)	$33,457	52.3%
Operating margin %	(2.9)%	(7.8)%
Goodwill and intangible asset impairments	363,522	69,062	294,460	*
Transaction expenses	3,446	6,511	(3,065)	*
Loss (gain) on disposal of assets and other	(438)	2,097	(2,535)	*
Operating loss	(396,998)	(141,595)	(255,403)	(180.4)%
Interest expense	32,532	26,808	5,724	21.4%
Foreign exchange losses (gains) and other, net	(6,270)	7,268	(13,538)	*
Gain on contribution of subsea rentals business	(33,506)	—	(33,506)	*
Gain realized on previously held equity investment	—	(120,392)	120,392	*
Total other income	(7,244)	(86,316)	79,072	*
Loss before income taxes	(389,754)	(55,279)	(334,475)	(605.1)%
Income tax expense (benefit)	(15,674)	4,121	(19,795)	*
Net loss	(374,080)	(59,400)	(314,680)	(529.8)%

Weighted average shares outstanding
Basic	108,771	98,689
Diluted	108,771	98,689
Loss per share
Basic	$(3.44)	$(0.60)
Diluted	$(3.44)	$(0.60)
* not meaningful

Revenue
Our revenue for the year ended December 31, 2018 was $1,064.2 million, an increase of $245.6 million, or 30.0%, compared to the year ended December 31, 2017. In general, the increase in revenue is due to higher market activity resulting from higher oil prices. For the year ended December 31, 2018, our Drilling & Subsea segment, Completions segment, and Production & Infrastructure segment comprised 21.5%, 44.5% and 34.0% of our total revenue, respectively, compared to 28.7%, 31.3% and 40.0%, respectively, for the year ended December 31, 2017. The changes in revenue by operating segment consisted of the following:
Drilling & Subsea segment — Revenue was $229.1 million for the year ended December 31, 2018, a decrease of $5.7 million, or 2.4%, compared to the year ended December 31, 2017. Approximately $14.9 million of the decrease relates to lower sales in our subsea product line primarily due to the contribution of our subsea rentals business to Ashtead in exchange for a 40% interest in the combined business. This decrease was partially offset by a $9.2 million increase in sales of our drilling products primarily due to higher sales of capital equipment to international markets in 2018.
Completions segment — Revenue was $478.0 million for the year ended December 31, 2018, an increase of $217.8 million, or 83.7%, compared to the year ended December 31, 2017. This change includes a $108.8 million increase in revenue from Global Tubing which was acquired and fully consolidated in our financial statements beginning in the fourth quarter of 2017. Revenue from sales of our Downhole products increased $29.0 million primarily due to incremental revenue from Multilift and ESPCT which were acquired in the second quarter of 2017 and third quarter of 2018, respectively. Refer to Note 4 Acquisitions & Dispositions for additional information. The remaining increase was driven by an $80.0 million increase in sales of our well stimulation and intervention products due to higher sales volumes of pressure pumping products attributable to higher completions spending by exploration and production companies in the U.S. market and revenue contributed by the acquisition of GHT in the fourth quarter of 2018.
Production & Infrastructure segment — Revenue was $361.4 million for the year ended December 31, 2018, an increase of $34.1 million, or 10.4%, compared to the year ended December 31, 2017. The increase in oil and natural gas operators budgets and resulting infrastructure spending have led to increased sales of our valve products and surface production equipment. Approximately $17.3 million of the increase is due to higher sales volumes of valve products, particularly sales into the North America oil and natural gas market. The remaining $16.8 million increase is attributable to higher sales volumes of our activity-based surface production equipment to exploration and production operators.
Segment operating loss and segment operating margin percentage
Segment operating loss for the year ended December 31, 2018 improved $33.5 million to a loss of $30.5 million from a loss of $63.9 million for the year ended December 31, 2017. The operating margin percentage improved to (2.9)% for the year ended December 31, 2018 from (7.8)% for the year ended December 31, 2017. The segment operating margin percentage is calculated by dividing segment operating loss by revenue for the period. The change in operating margin percentage for each segment is explained as follows:
Drilling & Subsea segment — The operating margin percentage was (14.7)% for the year ended December 31, 2018 compared to (13.4)% for the year ended December 31, 2017. Operating margins were negatively impacted by approximately $12.5 million and $4.0 million of restructuring charges and inventory write downs for the year ended December 31, 2018 and 2017, respectively. This increase in restructuring charges and inventory write downs was partially offset by a decrease in employee related costs resulting from cost reduction actions.
Completions segment — The operating margin percentage improved to 6.8% for the year ended December 31, 2018 from (2.6)% for the year ended December 31, 2017. The improvement in operating margin percentage is due to increased operating leverage on higher volumes, especially on higher sales of our well stimulation and intervention products as discussed above. In addition, operating margin was positively impacted by the late 2017 acquisition of the remaining ownership interest of Global Tubing, which was previously reported as an equity method investment for the first nine months of 2017 and was fully consolidated in our financial statements beginning in the fourth quarter of 2017. The improvement in operating margins was partially offset by $16.9 million of charges to write-down inventory for the year ended December 31, 2018 compared to $8.7 million for the year ended December 31, 2017.
Production & Infrastructure segment — The operating margin percentage was 1.7% for the year ended December 31, 2018 compared to 2.4% for the year ended December 31, 2017. The slight decline in operating margin percentage was driven by $9.9 million of charges to write-down inventory for the year ended December 31, 2018 compared to $4.3 million for the year ended December 31, 2017.
Corporate — Selling, general and administrative expenses for Corporate increased $1.7 million, or 4.9%, for the year ended December 31, 2018 compared to the year ended December 31, 2017, primarily due to an increase in employee severance and payroll costs, partially offset by a decrease in share based compensation expense. Corporate costs include, among other items, payroll related costs for general management and management of finance and administration, legal, human resources; professional fees for legal, accounting and related services; and marketing costs.
Other items not included in segment operating loss
Several items are not included in segment operating loss, but are included in total operating loss. These items include goodwill and intangible asset impairments, transaction expenses, and loss (gain) on the disposal of assets. Transaction expenses relate to legal and other advisory costs incurred in acquiring businesses and are not considered to be part of segment operating loss. These costs were $3.4 million and $6.5 million for the years ended December 31, 2018 and 2017, respectively, with these costs primarily related to the acquisitions of GHT and ESPCT in 2018 and Global Tubing and Multilift in 2017.
In the fourth quarter of 2018, there was a significant decline in oil prices, lowered industry expectations for U.S. drilling and completions activities and a substantial decline in the quoted market prices of our common stock. As a result, we determined that the carrying value of our Drilling and Downhole reporting units exceeded their estimated fair values and recorded non-cash impairment charges of $245.4 million and $53.4 million to write-off goodwill in our Drilling and Downhole reporting units, respectively. In addition, we determined that certain intangible assets in our Downhole reporting unit were impaired and recognized $50.2 million of impairment losses on these intangible assets (primarily customer relationships and trade names) in the fourth quarter of 2018. In the second quarter 2018, impairment losses totaling $14.5 million were recorded on certain intangible assets (primarily customer relationships) within the Subsea and Downhole reporting units related to management’s decision to abandon specific product lines. See Note 7 Goodwill and Intangible Assets for further information related to these charges.
In the second quarter 2017, there was a decline in oil prices and a developing consensus view that production from lower cost oil basins would be sufficient to meet anticipated demand for a longer period, delaying the need for production from higher cost basins. With this indication of further delays in the recovery of the offshore market, we performed an impairment test and determined that the carrying value of the goodwill in our Subsea reporting unit was impaired resulting in a $68.0 million charge in the second quarter 2017. Also in 2017, impairment losses totaling $1.1 million were recorded on certain intangible assets within the Subsea and Downhole reporting units related to management’s decision to abandon specific product lines. See Note 7 Goodwill and Intangible Assets for further information related to these charges.
Other income and expense
Other income and expense includes interest expense, foreign exchange losses (gains), a gain recognized on the contribution of our subsea rentals business and a gain realized on the previously held equity investment in Global Tubing. We incurred $32.5 million of interest expense during the year ended December 31, 2018, an increase of $5.7 million compared to the year ended December 31, 2017 primarily due to an increase in outstanding borrowings under our revolving line of credit. The foreign exchange gain was $6.3 million for the year ended December 31, 2018 compared to a loss of $7.3 million for the year ended December 31, 2017. The foreign exchange losses (gains) are primarily the result of movements in the British pound and the Euro relative to the U.S. dollar. These movements in exchange rates create foreign exchange gains or losses when applied to monetary assets or liabilities denominated in currencies other than the location’s functional currency, primarily U.S. dollar denominated cash, trade account receivables and net intercompany receivable balances for our entities using a functional currency other than the U.S. dollar. In 2018, we recognized a gain of $33.5 million as a result of the deconsolidation of our Forum Subsea Rentals business. In 2017, we recognized a gain of $120.4 million on the previously held equity investment in Global Tubing upon acquiring the remaining interest in the fourth quarter of 2017. Refer to Note 4 Acquisitions & Dispositions for additional information.
Taxes
The effective tax rate, calculated by dividing total tax expense (benefit) by income before income taxes, was (4.0)% and 7.5% for the years ended December 31, 2018 and 2017, respectively. The tax rate for 2018 is significantly different than 2017 primarily due to higher goodwill impairments, increases in our valuation allowance related to our deferred tax assets, the reduction in the U.S. corporate income tax rate as a result of U.S. tax reform and the tax effects of tax reform recorded in 2018 as compared to those recorded in 2017. Items impacting the effective tax rate for the year ended December 31, 2018 include $46.1 million of tax expense associated with the impairment of non-tax deductible goodwill for our Drilling and Downhole reporting units, $50.0 million of tax expense for a partial valuation allowance in the U.S. and a full valuation allowance in the U.K., Germany and Singapore writing down our deferred tax assets to what is more likely than not realizable, and $15.6 million of tax benefit from adjusting the provisional impact of U.S. tax reform.

Year ended December 31, 2017 compared to year ended December 31, 2016

	Year ended December 31,		Change
	2017	2016	$	%
(in thousands of dollars, except per share information)
Revenue:
Drilling & Subsea	$234,742	$224,447	$10,295	4.6%
Completions	260,191	131,786	128,405	97.4%
Production & Infrastructure	327,287	233,754	93,533	40.0%
Eliminations	(3,600)	(2,352)	(1,248)	*
Total revenue	$818,620	$587,635	230,985	39.3%
Cost of sales:
Drilling & Subsea	$179,978	$186,820	$(6,842)	(3.7)%
Completions	201,631	126,789	74,842	59.0%
Production & Infrastructure	251,823	176,643	75,180	42.6%
Eliminations	(3,600)	(2,352)	(1,248)	*
Total cost of sales	$629,832	$487,900	$141,932	29.1%
Gross profit:
Drilling & Subsea	$54,764	$37,627	$17,137	45.5%
Completions	58,560	4,997	53,563	1,071.9%
Production & Infrastructure	75,464	57,111	18,353	32.1%
Total gross profit	$188,788	$99,735	$89,053	89.3%
Selling, general and administrative expenses:
Drilling & Subsea	$86,327	$90,682	$(4,355)	(4.8)%
Completions	66,306	52,430	13,876	26.5%
Production & Infrastructure	67,653	56,456	11,197	19.8%
Corporate	33,427	27,440	5,987	21.8%
Total selling, general and administrative expenses	$253,713	$227,008	$26,705	11.8%
Segment operating income (loss):
Drilling & Subsea	$(31,563)	$(53,055)	$21,492	40.5%
Operating income margin %	(13.4)%	(23.6)%
Completions	(6,746)	(45,609)	38,863	85.2%
Operating income margin %	(2.6)%	(34.6)%
Production & Infrastructure	7,811	655	7,156	1,092.5%
Operating income margin %	2.4%	0.3%
Corporate	(33,427)	(27,440)	(5,987)	(21.8)%
Total segment operating loss	$(63,925)	$(125,449)	61,524	49.0%
Operating income margin %	(7.8)%	(21.3)%
Goodwill and intangible asset impairments	69,062	—	69,062	*
Transaction expenses	6,511	865	5,646	652.7%
Loss on disposal of assets and other	2,097	2,638	(541)	(20.5)%
Operating loss	(141,595)	(128,952)	(12,643)	(9.8)%
Interest expense	26,808	27,410	(602)	(2.2)%
Foreign exchange losses (gains) and other, net	7,268	(21,341)	28,609	134.1%
Gain realized on previously held equity investment	(120,392)	—	(120,392)	*
Deferred loan costs written off	—	2,978	(2,978)	(100.0)%
Total other (income) expense, net	(86,316)	9,047	(95,363)	(1,054.1)%
Loss before income taxes	(55,279)	(137,999)	82,720	59.9%
Income tax expense (benefit)	4,121	(56,051)	60,172	107.4%
Net loss	(59,400)	(81,948)	22,548	27.5%
Less: Income attributable to noncontrolling interest	—	30	(30)	(100.0)%
Net loss attributable to common stockholders	$(59,400)	$(81,978)	$22,578	27.5%

Weighted average shares outstanding
Basic	98,689	91,226
Diluted	98,689	91,226
Loss per share
Basic	$(0.60)	$(0.90)
Diluted	$(0.60)	$(0.90)
* not meaningful

Revenue
Our revenue for the year ended December 31, 2017 increased $231.0 million, or 39.3%, to $818.6 million compared to the year ended December 31, 2016. In general, the increase in revenue is due to higher market activity resulting from higher commodity prices. In the third quarter of 2017, we were adversely affected by Hurricane Harvey, which temporarily idled facilities and operations, resulting in foregone revenue. For the year ended December 31, 2017, our Drilling & Subsea segment, Completions segment, and Production & Infrastructure segment comprised 28.7%, 31.3% and 40.0% of our total revenue, respectively, compared to 38.2%, 22.0% and 39.8%, respectively, for the year ended December 31, 2016. The revenue changes by operating segment consisted of the following:
Drilling & Subsea segment — Revenue increased $10.3 million, or 4.6%, to $234.7 million during the year ended December 31, 2017 compared to the year ended December 31, 2016. Approximately $33.0 million of the increase relates to improved sales volumes of our drilling products primarily associated with the 72% increase in the average U.S. rig count compared to the prior year. The improvement in volumes was particularly strong for consumable products sold to drilling contractors both for rig mud pump upgrades and rig operations. The increase in drilling products was partially offset by lower sales volumes and demand for our remotely operated subsea vehicles, associated subsea systems and other offshore products, which was largely attributable to reduced investment in global offshore projects.
Completions segment — Revenue increased $128.4 million, or 97.4%, to $260.2 million during the year ended December 31, 2017 compared to the year ended December 31, 2016. The increase in drilling and completions budgets of exploration and production companies has led to an increase in market demand for our completions products. Approximately $76 million of the increase is a result of higher sales volumes for our well stimulation and intervention products, particularly in North America. In addition, segment revenue includes $35.5 million of revenue from the acquisition of the remaining membership interests of Global Tubing in the fourth quarter of 2017. The remaining increase in segment revenues was due to higher sales of our downhole products, including revenue from our acquisition of Multilift in the third quarter of 2017.
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
Segment operating income (loss) and segment operating margin percentage
Segment operating loss for the year ended December 31, 2017 improved $61.5 million, to a loss of $63.9 million for the year ended December 31, 2017 compared to a loss of $125.4 million for the year ended December 31, 2016. In the third quarter of 2017, we were adversely affected by Hurricane Harvey, which temporarily idled facilities and operations, resulting in foregone revenue and under-absorption of manufacturing costs. The operating margin percentage improved to (7.8)% for the year ended December 31, 2017 from (21.3)% for the year ended December 31, 2016. The segment operating margin percentage is calculated by dividing segment operating loss by revenue for the period. The change in operating margin percentage for each segment is explained as follows:
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
Production & Infrastructure segment — The operating margin percentage improved to 2.4% for the year ended December 31, 2017, from 0.3% for the year ended December 31, 2016. The years ended December 31, 2017 and December 31, 2016 included costs related to inventory write-downs, facility closure costs and severance totaling $4.9 million and $3.9 million, respectively. The remaining increase in operating margins was primarily attributable to higher activity levels leading to increased operating leverage in our activity-based production equipment products.
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

Liquidity and capital resources
Sources and uses of liquidity
Our internal sources of liquidity are cash on hand and cash flows from operations, while our primary external sources include trade credit, our Credit Facility and Senior Notes described below. Our primary uses of capital have been for acquisitions, ongoing maintenance and growth capital expenditures, inventories and sales on credit to our customers. We continually monitor potential capital sources, including equity and debt financing, to meet our investment and target liquidity requirements. Our future success and growth will be highly dependent on our ability to continue to access outside sources of capital.
At December 31, 2018, we had cash and cash equivalents of $47.2 million, availability under our Credit Facility of $167.3 million and total debt of $518.7 million. Capital expenditures for 2018 totaled $24.0 million. We expect capital expenditures to be approximately $20 million to $25 million in 2019, which consists of, among other items, investments in certain manufacturing facilities, replacing end of life machinery and equipment, and continuing the implementation of our enterprise resource planning solution globally. This budget does not include expenditures for potential business acquisitions. We believe that cash on hand, cash generated from operations and availability under our Credit Facility will be sufficient to fund operations, working capital needs, and capital expenditure requirements for the foreseeable future.
Although we do not budget for acquisitions, pursuing growth through acquisitions has been a significant part of our business strategy. We expanded and diversified our product portfolio with the acquisition of three businesses in 2017 for total cash and stock consideration of approximately $340.7 million, net of cash acquired. In addition, we completed two acquisitions in 2018 for total cash and contingent consideration of approximately $65.3 million, net of cash acquired. For additional information, see Note 4 Acquisitions & Dispositions. In the future, we may fund additional acquisitions with cash and/or equity. This may require us to pursue additional equity or debt financing, which we may not be able to obtain on terms acceptable to us or at all.
Our cash flows for the years ended December 31, 2018, 2017 and 2016 are presented below (in thousands):

	Year ended December 31,
	2018	2017	2016
Net cash provided by (used in) operating activities	$2,407	$(40,033)	$64,742
Net cash used in investing activities	(75,407)	(187,968)	(11,137)
Net cash provided by financing activities	6,522	100,563	86,195
Effect of exchange rate changes on cash	(1,497)	8,232	(14,627)
Net increase (decrease) in cash, cash equivalents and restricted cash	$(67,975)	$(119,206)	$125,173
Free cash flow, a non-GAAP financial measure, is defined as net cash provided by operating activities, less capital expenditures for property and equipment net of proceeds from sales of property and equipment and other. Management believes free cash flow is an important measure because it encompasses both profitability and capital management in evaluating results. Free cash flow should not be considered an alternative to net cash provided by operating activities as a cash flow measurement. A reconciliation of cash flow from operating activities to free cash flow, before acquisitions, is as follows (in thousands):

	Year ended December 31,
	2018	2017	2016
Net cash provided by (used in) operating activities	$2,407	$(40,033)	$64,742
Capital expenditures for property and equipment	(24,043)	(26,709)	(16,828)
Proceeds from sale of business, property and equipment	9,258	1,971	9,763
Free cash flow, before acquisitions	$(12,378)	$(64,771)	$57,677

Net cash provided by (used in) operating activities
2018 vs. 2017. Net cash provided by operating activities was $2.4 million for the year ended December 31, 2018 compared to $40.0 million of net cash used in operating activities for year ended December 31, 2017. Due to improved operating results, net income adjusted for non-cash items provided $77.7 million of cash for the year ended December 31, 2018 as compared to $1.7 million of cash used for the same period in 2017. However, higher investments in working capital used cash of $75.3 million for the year ended December 31, 2018 compared to $38.4 million for the same period in 2017. The increase in working capital in 2018 was primarily due to increases in inventory to support revenue growth.
2017 vs. 2016. Net cash used in operating activities was $40.0 million for the year ended December 31, 2017 compared to $64.7 million of net cash provided by operating activities for the year ended December 31, 2016. Operating cash flows decreased primarily as a result of increases in working capital in 2017 which used cash of $38.4 million compared to reductions in working capital in 2016 which provided cash of $56.8 million. The increase in working capital in 2017 is primarily due to increased accounts receivable on higher revenue and investments in inventory, partially offset by an increase in accrued liabilities and $30.9 million of taxes refunded from our election to carry back our 2016 U.S. net operating loss to recover taxes paid in earlier periods.
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
Net cash used in investing activities
2018 vs. 2017. Net cash used in investing activities was $75.4 million and $188.0 million for the years ended December 31, 2018 and 2017, respectively. The decrease was primarily due to $60.6 million of cash consideration (net of cash acquired) paid for two acquisitions in 2018 compared to $162.2 million paid for three acquisitions in 2017. Capital expenditures were $24.0 million and $26.7 million for the years ended December 31, 2018 and 2017, respectively.
2017 vs. 2016. Net cash used in investing activities was $188.0 million and $11.1 million for the years ended December 31, 2017 and 2016, respectively. The increase was primarily due to $162.2 million of cash consideration (net of cash acquired) paid for three acquisitions in 2017 compared $4.1 million paid for one acquisition in 2016. In addition, capital expenditures of $26.7 million in 2017 increased compared to $16.8 million during 2016.
Net cash provided by financing activities
2018 vs. 2017. Net cash provided by financing activities was $6.5 million and $100.6 million for the years ended December 31, 2018 and 2017, respectively. The decrease primarily resulted from net borrowings on our Credit Facility of $10.2 million in 2018 compared to $107.4 million in 2017.
2017 vs. 2016. Net cash provided by financing activities was $100.6 million and $86.2 million for the years ended December 31, 2017 and 2016, respectively. The increase was primarily due to $107.4 million of borrowings on our Credit Facility in 2017 compared to $87.7 million of proceeds from equity issuances in 2016.
Senior Notes Due 2021
In October 2013, we issued $300.0 million of 6.25% senior unsecured notes due 2021 at par, and in November 2013, we issued an additional $100.0 million aggregate principal amount of the notes at a price of 103.25% of par, plus accrued interest from October 2, 2013 (the “Senior Notes”). The Senior Notes bear interest at a rate of 6.25% per annum, payable on April 1 and October 1 of each year, and mature on October 1, 2021. Net proceeds from the issuance of approximately $394.0 million, after deducting initial purchasers’ discounts and offering expenses and excluding accrued interest paid by the purchasers, were used for the repayment of the then-outstanding term loan balance and a portion of the Credit Facility balance.
The terms of the Senior Notes are governed by the indenture, dated October 2, 2013 (the “Indenture”), by and among us, the guarantors named therein and Wells Fargo Bank, National Association, as trustee. The Senior Notes are senior unsecured obligations, and are guaranteed on a senior unsecured basis by our subsidiaries that guarantee the Credit Facility and rank junior to, among other indebtedness, the Credit Facility to the extent of the value of the collateral securing the Credit Facility. The Senior Notes contain customary covenants including some limitations and restrictions on our ability to pay dividends on, purchase or redeem our common stock; redeem or prepay our subordinated debt; make certain investments; incur or guarantee additional indebtedness or issue certain types of equity securities; create certain liens, sell assets, including equity interests in our restricted subsidiaries; restrict dividends or other payments of our restricted subsidiaries; consolidate, merge or transfer all or substantially all of our assets; engage in transactions with affiliates; and create unrestricted subsidiaries. Many of these restrictions will terminate if the Senior Notes become rated investment grade. The Indenture also contains customary events of default, including nonpayment, breach of covenants in the Indenture, payment defaults or acceleration of other indebtedness, failure to pay certain judgments and certain events of bankruptcy and insolvency. We are required to offer to repurchase the Senior Notes in connection with specified change in control events or with excess proceeds of asset sales not applied for permitted purposes.
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
Credit Facility
On October 30, 2017, we amended and restated our Credit Facility to, among other things, increase revolving credit commitments from $140.0 million to $300.0 million (with a sublimit of up to $25.0 million available for the issuance of letters of credit for the account of the Company and certain of our domestic subsidiaries) (the “U.S. Line”), of which up to $30.0 million is available to certain of our Canadian subsidiaries for loans in U.S. or Canadian dollars (with a sublimit of up to $3.0 million available for the issuance of letters of credit for the account of our Canadian subsidiaries) (the “Canadian Line”). Lender commitments under the Credit Facility, subject to certain limitations, may be increased by an additional $100.0 million. The Credit Facility matures in July 2021, but if our outstanding Notes due October 2021 are refinanced or replaced with indebtedness maturing in or after February 2023, the final maturity of the Credit Facility will automatically extend to October 2022.
Availability under the Credit Facility is subject to a borrowing base calculated by reference to eligible accounts receivable in the U.S., Canada and certain other jurisdictions (subject to a cap) and eligible inventory in the U.S. and Canada. Our borrowing capacity under the Credit Facility could be reduced or eliminated, depending on future fluctuations in our balances of receivables and inventory. As of December 31, 2018, our total borrowing base was $299.4 million, of which $119.0 million was drawn and $13.1 million was used for security of outstanding letters of credit, resulting in remaining availability of $167.3 million.
Borrowings under the U.S. Line bear interest at a rate equal to, at our option, either (a) the LIBOR rate or (b) a base rate determined by reference to the highest of (i) the rate of interest per annum determined from time to time by Wells Fargo as its prime rate in effect at its principal office in San Francisco, (ii) the federal funds rate plus 0.50% per annum and (iii) the one-month adjusted LIBOR plus 1.00% per annum, in each case plus an applicable margin. Borrowings under the Canadian Line bear interest at a rate equal to, at Forum Canada’s option, either (a) the CDOR rate or (b) a base rate determined by reference to the highest of (i) the prime rate for Canadian dollar commercial loans made in Canada as reported from time to time by Thomson Reuters and (ii) the CDOR rate plus 1.00%, in each case plus an applicable margin. The applicable margin for LIBOR and CDOR loans will initially range from 1.75% to 2.25%, depending upon average excess availability under the 2017 Credit Facility. After the first quarter ending on or after March 31, 2018 in which our total net leverage ratio is less than or equal to 4.00:1.00, the applicable margin for LIBOR and CDOR loans will range from 1.50% to 2.00%, depending upon average excess availability under the Credit Facility. The weighted average interest rate under the Credit Facility was approximately 4.08% during the year ended December 31, 2018.
The Credit Facility also provides for a commitment fee in the amount of (a) 0.375% per annum on the unused portion of commitments if average usage of the Credit Facility is greater than 50% and (b) 0.500% per annum on the unused portion of commitments if average usage of the 2017 Credit Facility is less than or equal to 50%. After the first quarter ending on or after March 31, 2018 in which our total net leverage ratio is less than or equal to 4.00:1.00, the commitment fees will range from 0.25% to 0.375%, depending upon average usage of the Credit Facility.
Subject to customary exceptions, all obligations under the Credit Facility are guaranteed, jointly and severally, by each wholly-owned U.S. subsidiary of the Company and, in the case of the Canadian Line, each wholly-owned Canadian subsidiary of the Company, and are secured by substantially all assets of each such entity and the Company.
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
If an event of default exists under the Credit Facility, lenders holding greater than 50% of the aggregate outstanding loans and letter of credit obligations and unfunded commitments have the right to accelerate the maturity of the obligations outstanding under the Credit Facility and exercise other rights and remedies. Obligations outstanding under the Credit Facility, however, will be automatically accelerated upon an event of default arising from a bankruptcy or insolvency event. Each of the following constitutes an event of default under the Credit Facility:

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

•
Failure of the loan documents to create a valid and perfected security interest with respect to (a) collateral whose value is included in calculating the borrowing base having a fair market value in excess of $2.2 million or (b) other collateral having a fair market value in excess of $25 million;

•
The obligations of any guarantor under any guarantee of the indebtedness under the Credit Facility are materially limited or terminated by operation of law or any guarantor repudiates or purports to repudiate any such guaranty;

•
Default by us or our restricted subsidiaries in the payment at final maturity of any other indebtedness with a principal amount in excess of $25 million, or any default in the performance of any obligation or condition with respect to such indebtedness beyond the applicable grace period if the effect of the default is to permit or cause the acceleration of the indebtedness;

•	Bankruptcy or insolvency events involving us or our restricted subsidiaries;

•
The entry, and failure to pay, of one or more adverse judgments in excess of $25 million (except to the extent fully covered by an insurance policy pursuant to which the insurer has not denied coverage), upon which enforcement proceedings are commenced or that are not stayed pending appeal;

•	The occurrence of a change in control (as defined in the Credit Facility);

•	The invalidity or unenforceability of any loan document; and

•	The occurrence of certain ERISA events.
Off-balance sheet arrangements
As of December 31, 2018, we had no off-balance sheet instruments or financial arrangements, other than operating leases and letters of credit entered into in the ordinary course of business.

Contractual obligations
The following table summarizes our significant contractual obligations and other long- term liabilities as of December 31, 2018 (in thousands):

	2019	2020	2021	2022	2023	Thereafter	Total
Senior Notes due 2021 (1)	$25,000	$25,000	$418,750	$—	$—	$—	$468,750
Credit Facility (2)	5,200	5,200	121,600	—	—	—	132,000
Other Debt	1,167	489	—	—	—	—	1,656
Operating Leases	17,536	14,826	12,800	11,202	5,701	15,069	77,134
Letters of Credit	4,118	7,785	516	1,212	—	—	13,631
Pension	340	316	320	361	352	6,343	8,032
Total	$53,361	$53,616	$553,986	$12,775	$6,053	$21,412	$701,203
(1) Includes interest on $400 million of senior notes at 6.25% that are due in October 2021.
(2) Includes interest on $119 million of Credit Facility drawn.

As discussed in Note 9 Income Taxes, as of December 31, 2018 the Company has approximately $13.3 million of liabilities associated with uncertain tax positions in the various jurisdictions in which the Company conducts business.  Due to the uncertain and complex application of the tax regulations, combined with the difficulty in predicting when tax audits throughout the world may be concluded, the Company cannot make precise estimates of the timing of cash outflows relating to these liabilities. Accordingly, liabilities associated with uncertain tax positions have been excluded from the contractual obligations table above.
Inflation
Global inflation has been relatively low in recent years and did not have a material impact on our results of operations during 2018, 2017 or 2016. Although the impact of inflation has been insignificant in recent years, it is still a factor in the global economy and we do experience inflationary pressure on the cost of raw materials and components used in our products.

Critical accounting policies and estimates
The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with GAAP. In preparing our consolidated financial statements, we make judgments, estimates and assumptions affecting the amounts reported. We base our estimates on factors including historical experience and various assumptions that we believe are reasonable under the circumstances. These factors form the basis for making estimates about the carrying values of assets and liabilities that are not readily apparent from other sources. Certain accounting policies involve judgments and uncertainties to such an extent that there is a reasonable likelihood that materially different amounts could have been reported under different conditions, or if different assumptions had been used. We evaluate our estimates and assumptions on a regular basis. Actual results may differ from these estimates and assumptions used in preparation of our consolidated financial statements.
In order to provide a better understanding of how we make judgments, and develop estimates and assumptions about future events, we have described our most critical accounting policies below. We believe that these accounting policies reflect our more significant estimates and assumptions used in preparation of our consolidated financial statements.
Revenue recognition
Revenue is recognized in accordance with Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (“Topic 606”) when control of the promised goods or services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services.
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
Revenue from goods transferred to customers at a point in time accounted for 97% of revenues for the year 2018. The majority of this revenue is product sales, which are generally recognized when items are shipped from our facilities and title passes to the customer. The amount of revenue recognized for products is adjusted for expected returns, which are estimated based on historical data.
Revenue from goods transferred to customers over time accounted for 3% of revenues for the year 2018, which is related to certain contracts in our Subsea and Production Equipment product lines. Recognition over time for these contracts is supported by our assessment of the products supplied as having no alternative use to us and by clauses in the contracts that provide us with an enforceable right to payment for performance completed to date. We use the cost-to-cost method to measure progress for these contracts because it best depicts the transfer of assets to the customer which occurs as costs are incurred on the contract. The amount of revenue recognized is calculated based on the ratio of costs incurred to-date compared to total estimated costs which requires management to calculate reasonably dependable estimates of total contract costs. Whenever revisions of estimated contract costs and contract values indicate that the contract costs will exceed estimated revenues, thus creating a loss, a provision for the total estimated loss is recorded in that period. We recognize revenue and cost of sales each period based upon the advancement of the work-in-progress unless the stage of completion is insufficient to enable a reasonably certain forecast of profit to be established. In such cases, no profit is recognized during the period.
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
Contracts are sometimes modified to account for changes in product specifications or requirements. Most of our contract modifications are for goods and services that are not distinct from the existing contract. As such, these modifications are accounted for as if they were part of the existing contract, and therefore, the effect of the modification on the transaction price and our measure of progress for the performance obligation to which it relates is recognized as an adjustment to revenue on a cumulative catch-up basis. No adjustment to any one contract was material to our consolidated financial statements for the years ended December 31, 2018, 2017 and 2016.
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
Disaggregated Revenue. Refer to Note 16 Business Segments for disaggregated revenue by product line and geography.
Contract Balances. Contract balances are determined on a contract by contract basis. Contract assets represent revenue recognized for goods and services provided to our customers when payment is conditioned on something other than the passage of time. Similarly, when we receive consideration, or such consideration is unconditionally due, from a customer prior to transferring goods or services to the customer under the terms of a sales contract, we record a contract liability. Such contract liabilities typically result from billings in excess of costs incurred on construction contracts and advance payments received on product sales.
Stock based compensation
We account for awards of stock based compensation at fair value on the date granted to employees and recognize the compensation expense in our consolidated financial statements over the requisite service period. The fair value of stock based compensation was measured using the fair value of the common stock for restricted stock and restricted stock units, the Black-Scholes model for options, and a Monte Carlo Simulation model for performance share units. These models require assumptions and estimates for inputs, especially the estimate of the volatility in the value of the underlying share price, that affect the resultant values and hence the amount of compensation expense recognized.
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
Goodwill and intangible assets with indefinite lives
For goodwill and intangible assets with indefinite lives, an assessment for impairment is performed annually or when there is an indication an impairment may have occurred. We complete our annual impairment test for goodwill and other indefinite-lived intangibles using an assessment date of October 1. Goodwill is reviewed for impairment by comparing the carrying value of each of our seven reporting units’ net assets, including allocated goodwill, to the estimated fair value of the reporting unit. We determine the fair value of our reporting units using a discounted cash flow approach. We selected this valuation approach because we believe it, combined with our best judgment regarding underlying assumptions and estimates, provides the best estimate of fair value for each of our reporting units. Determining the fair value of a reporting unit requires the use of estimates and assumptions. Such estimates and assumptions include revenue growth rates, future operating margins, the weighted average cost of capital, a terminal growth value, and future market conditions, among others. We believe that the estimates and assumptions used in our impairment assessments are reasonable. If the reporting unit’s carrying value is greater than its calculated fair value, we recognize a goodwill impairment charge for the amount by which the carrying value of goodwill exceeds its fair value.
For the years ended December 31, 2018 and 2017, we recognized goodwill impairment charges totaling $298.8 million and $68.0 million, respectively, which are included in “Goodwill and intangible asset impairments” in the consolidated statement of comprehensive loss. See Note 7 Goodwill and Intangible Assets for further information related to these charges.
There was no goodwill impairment recorded during the year ended December 31, 2016.
There are significant inherent uncertainties and management judgment in estimating the fair value of each reporting unit. While we believe we have made reasonable estimates and assumptions to estimate the fair value of our reporting units, it is possible that a material change could occur. If actual results are not consistent with our current estimates and assumptions, or if changes in macroeconomic conditions outside the control of management change such that it results in a significant negative impact to our estimated fair values, the fair value of these reporting units may decrease below their net carrying value, which could result in a material impairment of our goodwill and intangible assets with indefinite lives.
Intangible assets with definite lives
Intangible assets with definite lives are tested for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. In performing the review for impairment, future cash flows expected to result from the use of the asset are estimated. If the undiscounted future cash flows are less than the carrying amount of the assets, there is an indication that the asset may be impaired. The amount of the impairment is measured as the difference between the carrying value and the estimated fair value of the asset. The fair value is determined either through the use of an external valuation, or by means of an analysis of discounted future cash flows.
For the years ended December 31, 2018 and 2017, we recognized intangible asset impairment charges totaling $64.7 million and $1.1 million, respectively, which are included in “Goodwill and intangible asset impairments” in the consolidated statements of comprehensive loss. See Note 7 Goodwill and Intangible Assets for further information related to these charges. There were no impairments of intangible assets during the year ended December 31, 2016.

Income taxes
We follow the liability method of accounting for income taxes. Under this method, deferred income tax assets and liabilities are determined based upon temporary differences between the carrying amounts and tax bases of our assets and liabilities at the balance sheet date, and are measured using enacted tax rates and laws that will be in effect when the differences are expected to reverse. We recognize deferred tax assets to the extent that we believe these assets are more likely than not to be realized. In making such a determination, we consider all available positive and negative evidence, including future reversals of existing temporary differences, projected future taxable income, including the effect of U.S. tax reform, tax-planning and recent operating results. Any changes in our judgment as to the realizability of our deferred tax assets are recorded as an adjustment to the deferred tax asset valuation allowance in the period the change occurs.
The accounting guidance for income taxes requires that we recognize the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. If a tax position meets the “more likely than not” recognition criteria, the accounting guidance requires the tax position be measured at the largest amount of benefit greater than 50% likely of being realized upon ultimate settlement. If management determines that likelihood of sustaining the realization of the tax benefit is less than or equal to 50%, then the tax benefit is not recognized in the consolidated financial statements.
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
During 2018, we completed our analysis of the impact of U.S. tax reform enacted in December 2017 based on further guidance provided on the new tax law by the U.S. Treasury Department and Internal Revenue Service. As allowed under U.S. GAAP, we recorded a provisional net charge of $10.1 million during the fourth quarter of 2017 for the effects of U.S. tax reform. We finalized our accounting for the effects of U.S. tax reform during 2018 based on the additional guidance issued and recognized an income tax benefit of $15.6 million resulting in an overall net tax benefit related to U.S. tax reform of $5.5 million.
For the years ended December 31, 2018 and 2017, we recognized tax expense for valuation allowances totaling $50.0 million and $4.5 million, respectively. See Note 9 Income Taxes for further information related to these charges.
Property and equipment
Property and equipment is stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method based on the estimated useful lives of assets, generally 3 to 30 years. We have established standard useful lives for certain classes of assets.
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
Recognition of provisions for contingencies
In the ordinary course of business, we are subject to various claims, suits and complaints. We, in consultation with internal and external legal advisors, will provide for a contingent loss in the consolidated financial statements if, at the date of the consolidated financial statements, it is probable that a liability has been incurred and the amount can be reasonably estimated. If it is determined that the reasonable estimate of the loss is a range and that there is no best estimate within that range, a provision will be made for the lower amount of the range. Legal costs are expensed as incurred.
An assessment is made of the areas where potential claims may arise under contract warranty clauses. Where a specific risk is identified, and the potential for a claim is assessed as probable and can be reasonably estimated, an appropriate warranty provision is recorded. Warranty provisions are eliminated at the end of the warranty period except where warranty claims are still outstanding. The liability for product warranty is included in other accrued liabilities in the consolidated balance sheets.
Recent accounting pronouncements
From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (“FASB”), which we adopt as of the specified effective date. Refer to Note 2 Summary of Significant Accounting Policies for information related to recent accounting pronouncements.

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
Forward-looking statements may include, but are not limited to, statements about the following subjects:
•business strategy;
•cash flows and liquidity;
•the volatility and impact of changes in oil and natural gas prices;
•the availability of raw materials and specialized equipment;

•	the time to complete infrastructure to support our and our customers’ operations, such as the construction of additional pipeline capacity in the Permian;
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
Non-U.S. currency exchange rates
In certain regions, we conduct our business in currencies other than the U.S. dollar and for the majority of our non-U.S. operations, the functional currency is the applicable local currency. We operate primarily in the U.S., Canadian, U.K., and European markets, and as a result, our primary exposure to fluctuations in currency exchange rates relates to fluctuations between the U.S. dollar and the Canadian dollar, the British pound sterling, the Euro, and, to a lesser degree, the Mexican Peso and the Singapore dollar. In countries in which we operate in the local currency, the effects of currency fluctuations are largely mitigated because local expenses of such operations are also generally denominated in the local currency. There may be instances, however, in which costs and revenue will not be matched with respect to currency denomination. As a result, we may experience economic losses and a negative impact on earnings or net assets solely as a result of foreign currency exchange rate fluctuations.
Realized and unrealized gains and losses resulting from re-measurements of monetary assets and liabilities denominated in a currency other than the local entity’s functional currency are included in the consolidated statements of comprehensive loss as incurred. Our consolidated statements of comprehensive loss include foreign exchange gains of $5.4 million and losses of $7.9 million for the years ended December 31, 2018 and 2017, respectively.
Assets and liabilities for which the functional currency is not the U.S. dollar are translated using the exchange rates in effect at the balance sheet date, resulting in translation adjustments included in accumulated other comprehensive loss in the stockholders’ equity section of our consolidated balance sheets. For the year ended December 31, 2018, net foreign currency translation losses of $24.8 million are included in other comprehensive loss for the year ended December 31, 2018 to reflect the net impact of the general weakening of other applicable currencies against the U.S. dollar. This translation loss was caused primarily by the relative weakening of the British pound sterling and the Euro, as they depreciated 6% and 4%, respectively, relative to the U.S. dollar from December 31, 2017 to December 31, 2018.
Interest rates
At December 31, 2018, our principal amount of debt outstanding included $400.0 million of Senior Notes which bear interest at a fixed rate of 6.25%, and $119.0 million of borrowings outstanding under our Credit Facility which are subject to a variable interest rate as determined by the credit agreement. Borrowings on our Credit Facility are exposed to interest rate risk associated with changes in market interest rates.

Item 8. Consolidated Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Forum Energy Technologies, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Forum Energy Technologies, Inc. and its subsidiaries (the “Company”) as of December 31, 2018 and 2017, and the related consolidated statements of comprehensive loss, of changes in stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2018,including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2018,based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission ( the “COSO”).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
Basis for Opinions
The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (the”PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
February 28, 2019

We have served as the Company’s auditor since 2005.

Forum Energy Technologies, Inc. and subsidiaries
Consolidated statements of comprehensive loss

	Year ended December 31,
(in thousands, except per share information)	2018	2017	2016
Revenues	$1,064,219	$818,620	$587,635
Cost of sales	807,847	629,832	487,900
Gross profit	256,372	188,788	99,735
Operating expenses
Selling, general and administrative expenses	286,980	253,713	227,008
Goodwill and intangible asset impairments	363,522	69,062	—
Transaction expenses	3,446	6,511	865
Loss (gain) on disposal of assets and other	(438)	2,097	2,638
Total operating expenses	653,510	331,383	230,511
Earnings from equity investment	140	1,000	1,824
Operating loss	(396,998)	(141,595)	(128,952)
Other expense (income)
Interest expense	32,532	26,808	27,410
Foreign exchange losses (gains) and other, net	(6,270)	7,268	(21,341)
Gain on contribution of subsea rentals business	(33,506)	—	—
Gain realized on previously held equity investment	—	(120,392)	—
Deferred loan costs written off	—	—	2,978
Total other expense (income), net	(7,244)	(86,316)	9,047
Loss before income taxes	(389,754)	(55,279)	(137,999)
Income tax expense (benefit)	(15,674)	4,121	(56,051)
Net loss	(374,080)	(59,400)	(81,948)
Less: Income attributable to noncontrolling interest	—	—	30
Net loss attributable to common stockholders	(374,080)	(59,400)	(81,978)

Weighted average shares outstanding
Basic	108,771	98,689	91,226
Diluted	108,771	98,689	91,226
Loss per share
Basic	$(3.44)	$(0.60)	$(0.90)
Diluted	$(3.44)	$(0.60)	$(0.90)

Other comprehensive income (loss), net of tax:
Net loss	(374,080)	(59,400)	(81,948)
Change in foreign currency translation, net of tax of $0	(24,752)	36,163	(45,722)
Gain (loss) on pension liability	1,489	107	(335)
Comprehensive loss	(397,343)	(23,130)	(128,005)
Less: comprehensive loss attributable to noncontrolling interests	—	—	(162)
Comprehensive loss attributable to common stockholders	$(397,343)	$(23,130)	$(128,167)
The accompanying notes are an integral part of these consolidated financial statements.

Forum Energy Technologies, Inc. and subsidiaries
Consolidated balance sheets

(in thousands, except share information)	December 31, 2018	December 31, 2017
Assets
Current assets
Cash and cash equivalents	$47,241	$115,216
Accounts receivable—trade, net	206,055	202,914
Inventories, net	479,023	443,177
Prepaid expenses and other current assets	23,677	19,490
Costs and estimated profits in excess of billings	9,159	9,584
Accrued revenue	862	—
Total current assets	766,017	790,381
Property and equipment, net of accumulated depreciation	177,358	197,281
Deferred financing costs, net	2,071	2,900
Intangibles, net	359,048	443,064
Goodwill	469,647	755,245
Investment in unconsolidated subsidiary	44,982	—
Deferred income taxes, net	1,234	3,344
Other long-term assets	9,295	3,013
Total assets	$1,829,652	$2,195,228
Liabilities and Equity
Current liabilities
Current portion of long-term debt	$1,167	$1,156
Accounts payable—trade	143,186	137,684
Accrued liabilities	81,032	66,765
Deferred revenue	8,335	8,819
Billings in excess of costs and profits recognized	3,210	1,881
Total current liabilities	236,930	216,305
Long-term debt, net of current portion	517,544	506,750
Deferred income taxes, net	15,299	31,232
Other long-term liabilities	29,753	31,925
Total liabilities	799,526	786,212
Commitments and contingencies
Equity
Common stock, $0.01 par value, 296,000,000 shares authorized, 117,411,158 and 116,343,656 shares issued	1,174	1,163
Additional paid-in capital	1,214,928	1,195,339
Treasury stock at cost, 8,200,477 and 8,190,362 shares	(134,434)	(134,293)
Retained earnings	63,688	438,774
Accumulated other comprehensive loss	(115,230)	(91,967)
Total stockholders’ equity	1,030,126	1,409,016
Total liabilities and equity	$1,829,652	$2,195,228
The accompanying notes are an integral part of these consolidated financial statements.

Forum Energy Technologies, Inc. and subsidiaries
Consolidated statements of cash flows

	Year ended December 31,
(in thousands, except share information)	2018	2017	2016
Cash flows from operating activities
Net loss	$(374,080)	$(59,400)	$(81,948)
Adjustments to reconcile net loss to net cash provided by (used in) investing activities:
Depreciation expense	33,148	34,401	35,636
Amortization of intangible assets	41,360	30,728	26,124
Goodwill and intangible asset impairments	363,522	69,062	—
Inventory write downs	36,606	14,620	25,537
Stock-based compensation expense	19,927	20,310	20,535
(Earnings) loss from unconsolidated subsidiaries, net of distributions	(140)	2,073	(1,421)
Gain on contribution of subsea rentals business	(33,506)	—	—
Gain realized on previously held equity investment	—	(120,392)	—
Deferred income taxes	(13,552)	149	(24,418)
Deferred loan costs written off	—	—	2,978
Provision for doubtful accounts	3,342	2,903	485
Other	1,086	3,886	4,389
Changes in operating assets and liabilities
Accounts receivable—trade	(4,833)	(64,844)	29,450
Inventories	(60,903)	(66,646)	57,294
Prepaid expenses and other current assets	(7,980)	12,462	1,071
Income tax receivable	—	30,929	(32,801)
Cost and estimated profits in excess of billings	1,273	(171)	1,897
Accounts payable, deferred revenue and other accrued liabilities	(4,192)	52,142	3,799
Billings in excess of costs and estimated profits earned	1,329	(2,245)	(3,865)
Net cash provided by (used in) operating activities	$2,407	$(40,033)	$64,742
Cash flows from investing activities
Capital expenditures for property and equipment	(24,043)	(26,709)	(16,828)
Acquisition of businesses, net of cash acquired	(60,622)	(162,189)	(4,072)
Investment in unconsolidated subsidiary	—	(1,041)	—
Proceeds from sale of business, property and equipment	9,258	1,971	9,763
Net cash used in investing activities	$(75,407)	$(187,968)	$(11,137)
Cash flows from financing activities
Borrowings of debt	221,980	107,431	—
Repayments of debt	(211,783)	—	—
Repurchases of stock	(2,777)	(4,742)	(623)
Proceeds from stock issuance	249	1,491	87,676
Payment of capital lease obligations	(1,147)	(1,187)	(92)
Deferred financing costs	—	(2,430)	(766)
Net cash provided by financing activities	$6,522	$100,563	$86,195

Effect of exchange rate changes on cash	(1,497)	8,232	(14,627)

Net increase (decrease) in cash, cash equivalents and restricted cash	(67,975)	(119,206)	125,173
Cash, cash equivalents and restricted cash at beginning of period	115,216	234,422	109,249
Cash, cash equivalents and restricted cash at end of period	$47,241	$115,216	$234,422
Supplemental cash flow disclosures
Cash paid for interest	30,269	25,986	26,331
Cash paid (refunded) for income taxes	5,560	(29,094)	(6,273)
Noncash investing and financing activities
Acquisition via issuance of stock	—	177,972	—
Assets contributed for equity method investment	18,070	—	—
Note receivable related to equity method investment transaction	4,067	—	—
Accrued purchases of property and equipment	1,708	1,398	797
Accrued consideration for acquisition	4,650	—	—
The accompanying notes are an integral part of these consolidated financial statements.

Forum Energy Technologies, Inc. and subsidiaries
Consolidated statements of changes in stockholders’ equity

	Common stock		Additional paid in capital	Treasury shares		Retained earnings	Accumulated other comprehensive income / (loss)	Total common stockholders’ equity	Non controlling Interest	Total equity
	Shares	Amount		Shares	Amount
	(in thousands of dollars, except share information)
Balance at December 31, 2015	98,605,902	$986	$891,248	(8,145,802)	$(133,318)	$580,152	$(82,048)	$1,257,020	$397	$1,257,417
Restricted stock issuance, net of forfeitures	670,769	6	(1,051)	—	—	—	—	(1,045)	—	(1,045)
Stock-based compensation expense	—	—	20,535	—	—	—	—	20,535	—	20,535
Exercised stock options	151,335	2	1,710	—	—	—	—	1,712	—	1,712
Issuance of performance shares	42,443	1	(48)	—	—	—	—	(47)	—	(47)
Shares issued in employee stock purchase plan	186,679	2	1,976	—	—	—	—	1,978	—	1,978
Equity offering	4,025,000	40	85,038	—	—	—	—	85,078	—	85,078
Treasury stock	—	—	—	(29,161)	(623)	—	—	(623)	—	(623)
Excess tax benefits	—	—	(1,239)	—	—	—	—	(1,239)	—	(1,239)
Change in pension liability	—	—	—	—	—	—	(335)	(335)	—	(335)
Currency translation adjustment	—	—	—	—	—	—	(45,854)	(45,854)	132	(45,722)
Net Loss	—	—	—	—	—	(81,978)	—	(81,978)	30	(81,948)
Balance at December 31, 2016	103,682,128	$1,037	$998,169	(8,174,963)	$(133,941)	$498,174	$(128,237)	$1,235,202	$559	$1,235,761
Restricted stock issuance, net of forfeitures	429,321	3	(3,152)	—	—	—	—	(3,149)	—	(3,149)
Stock-based compensation expense	—	—	20,310	—	—	—	—	20,310	—	20,310
Exercised stock options	161,233	2	1,489	—	—	—	—	1,491	—	1,491
Issuance of performance shares	250,643	3	(1,244)	—	—	—	—	(1,241)	—	(1,241)
Shares issued in employee stock purchase plan	135,882	1	1,912	—	—	—	—	1,913	—	1,913
Shares issued for acquisition	11,684,449	117	177,855					177,972		177,972
Sale of non-controlling interest	—	—	—	—	—	—	—	—	(559)	(559)
Treasury stock	—	—	—	(15,399)	(352)	—	—	(352)	—	(352)
Change in pension liability	—	—	—	—	—	—	107	107	—	107
Currency translation adjustment	—	—	—	—	—	—	36,163	36,163	—	36,163
Net Loss	—	—	—	—	—	(59,400)	—	(59,400)	—	(59,400)
Balance at December 31, 2017	116,343,656	$1,163	$1,195,339	(8,190,362)	$(134,293)	$438,774	$(91,967)	$1,409,016	$—	$1,409,016
Restricted stock issuance, net of forfeitures	702,145	7	(2,370)	—	—	—	—	(2,363)	—	(2,363)
Stock-based compensation expense	—	—	19,927	—	—	—	—	19,927	—	19,927
Exercised stock options	35,261	—	249	—	—	—	—	249	—	249
Issuance of performance shares	156,953	2	(275)	—	—	—	—	(273)	—	(273)
Shares issued in employee stock purchase plan	164,743	2	1,933	—	—	—	—	1,935	—	1,935
Contingent shares issued for acquisition of Cooper	8,400	—	125	—	—	—	—	125	—	125
Treasury stock	—	—	—	(10,115)	(141)	—	—	(141)	—	(141)
Adjustment for adoption of ASU 2016-16 (Intra-entity asset transfers)	—	—	—	—	—	(1,006)	—	(1,006)	—	(1,006)
Change in pension liability	—	—	—	—	—	—	1,489	1,489	—	1,489
Currency translation adjustment	—	—	—	—	—	—	(24,752)	(24,752)	—	(24,752)
Net Loss	—	—	—	—	—	(374,080)	—	(374,080)	—	(374,080)
Balance at December 31, 2018	117,411,158	$1,174	$1,214,928	(8,200,477)	$(134,434)	$63,688	$(115,230)	$1,030,126	$—	$1,030,126
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
Our investments in operating entities where we have the ability to exert significant influence, but do not control operating and financial policies, are accounted for using the equity method of accounting with our share of the net income reported in “Earnings from equity investment” in the consolidated statements of comprehensive loss and the investments reported in “Investment in unconsolidated subsidiary” in the consolidated balance sheets. The Company’s share of equity earnings are reported within operating loss as the operations of investees are integral to the operations of the Company.
Prior to acquiring the remaining membership interest of Global Tubing, LLC (“Global Tubing”) on October 2, 2017, the Company’s investment was accounted for using the equity method of accounting. Refer to Note 4 Acquisitions & Dispositions for further discussion on the acquisition of the remaining shares of Global Tubing, LLC.
On January 3, 2018, the Company contributed Forum Subsea Rentals (“FSR”) into Ashtead Technology, a competing business, in exchange for a 40% interest in the combined business. After the merger, our interest in the combined business is accounted for using the equity method of accounting. Refer to Note 4 Acquisitions & Dispositions for further discussion.
Use of estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.
In the preparation of these consolidated financial statements, estimates and assumptions have been made by management including, among others, costs to complete contracts, an assessment of percentage of completion of projects, the selection of useful lives of tangible and intangible assets, fair value of reporting units used for goodwill impairment testing, fair value associated with business combinations, expected future cash flows from long lived assets to support impairment tests, provisions necessary for trade receivables, amounts of deferred taxes and income tax contingencies. Actual results could differ from these estimates.
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
Cash and cash equivalents
Cash and cash equivalents consist of cash on deposit and high quality, short term money market instruments with an original maturity of three months or less. Cash equivalents are based on quoted market prices, a Level 1 fair value measure.

Forum Energy Technologies, Inc. and subsidiaries
Notes to consolidated financial statements (continued)

Accounts receivable-trade
Trade accounts receivables are carried at their estimated collectible amounts. Trade credit is generally extended on a short-term basis; thus receivables do not bear interest, although a finance charge may be applied to amounts past due. We maintain an allowance for doubtful accounts for estimated losses that may result from the inability of our customers to make required payments. Such allowances are based upon several factors including, but not limited to, credit approval practices, industry and customer historical experience as well as the current and projected financial condition of the specific customer. Accounts receivable outstanding longer than contractual terms are considered past due. We write off accounts receivable to the allowance for doubtful accounts when they become uncollectible. Any payments subsequently received on receivables previously written off are credited to bad debt expense.
The change in amounts of the allowance for doubtful accounts during the three year period ended December 31, 2018 is as follows (in thousands):

Period ended	Balance at beginning of period	Charged to expense	Deductions or other	Balance at end of period
December 31, 2016	$8,119	$485	$(5,273)	$3,331
December 31, 2017	3,331	2,903	(439)	5,795
December 31, 2018	5,795	3,342	(1,705)	7,432
Inventories
Inventory consisting of finished goods and materials and supplies held for resale is carried at the lower of cost or net realizable value. For certain operations, cost, which includes the cost of raw materials and labor for finished goods, is determined using standard cost which approximates a first-in first-out basis. For other operations, this cost is determined on an average cost, first-in first-out or specific identification basis. Net realizable value means estimated selling price in the ordinary business, less reasonably predictable cost of completion, disposal, and transportation. We continuously evaluate inventories based on an analysis of inventory levels, historical sales experience and future sales forecasts, to determine obsolete, slow-moving and excess inventory. Adjustments to reduce such inventory to its net realizable value have been recorded.
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
Rental equipment consists of equipment rented to customers under short-term rental agreements. Rental equipment is recorded at cost and depreciated using the straight-line method over the estimated useful life of three to ten years.
We review long-lived assets for potential impairment whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable. In performing the review for impairment, future cash flows expected to result from the use of the asset and its eventual disposal are estimated. If the undiscounted future cash flows are less than the carrying amount of the assets, there is an indication that the asset may be impaired. The amount of the impairment is measured as the difference between the carrying value and the estimated fair value of the asset. The fair value is determined either through the use of an external valuation, or by means of an analysis of discounted future cash flows based on expected utilization. For the year ended December 31, 2016, the Company recorded an impairment loss of $4.3 million related to an operation in South Africa and one of the Company’s Texas facilities. For the years ended December 31, 2018 and 2017, no significant impairments were recorded.
We record the fair value of asset retirement obligations as a liability in the period in which the associated legal obligation is incurred. The fair value of the obligation is recorded as a liability and capitalized as part of the related asset. Over time, the liability is accreted to its future value and the capitalized cost is depreciated over the estimated useful life of

Forum Energy Technologies, Inc. and subsidiaries
Notes to consolidated financial statements (continued)

the related asset. The current portion of the liability is included in other accrued liabilities and non-current portion is included in other long-term liabilities on the consolidated balance sheets.
Goodwill and intangible assets
For goodwill and intangible assets with indefinite lives, an assessment for impairment is performed annually or when there is an indication an impairment may have occurred. We complete our annual impairment test for goodwill and other indefinite-lived intangibles using an assessment date of October 1. Goodwill is reviewed for impairment by comparing the carrying value of each of our seven reporting units’ net assets, including allocated goodwill, to the estimated fair value of the reporting unit. We determine the fair value of our reporting units using a discounted cash flow approach. We selected this valuation approach because we believe it, combined with our best judgment regarding underlying assumptions and estimates, provides the best estimate of fair value for each of our reporting units. Determining the fair value of a reporting unit requires the use of estimates and assumptions. Such estimates and assumptions include revenue growth rates, future operating margins, the weighted average cost of capital, a terminal growth value, and future market conditions, among others. We believe that the estimates and assumptions used in our impairment assessments are reasonable. If the reporting unit’s carrying value is greater than its calculated fair value, we recognize a goodwill impairment charge for the amount by which the carrying value of goodwill exceeds its fair value.
For the years ended December 31, 2018 and 2017, we recognized goodwill impairment charges totaling $298.8 million and $68.0 million, respectively, which are included in “Goodwill and intangible asset impairments” in the consolidated statements of comprehensive loss. See Note 7 Goodwill and Intangible Assets for further information related to these charges. There were no impairments of goodwill during the year ended December 31, 2016.
Intangible assets with definite lives are comprised of customer and distributor relationships, patents and technology, trade names, trademarks and non-compete agreements which are amortized on a straight-line basis over the life of the intangible asset, generally three to seventeen years. These assets are tested for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. In performing the review for impairment, future cash flows expected to result from the use of the asset are estimated. Such estimates and assumptions include revenue growth rates, future operating margins, the weighted average cost of capital, a terminal growth value, and future market conditions, among others. If the undiscounted future cash flows are less than the carrying amount of the assets, there is an indication that the asset may be impaired. The amount of the impairment is measured as the difference between the carrying value and the estimated fair value of the asset. The fair value is determined either through the use of an external valuation, or by means of an analysis of discounted future cash flows.
For the years ended December 31, 2018 and 2017, we recognized intangible asset impairment charges totaling $64.7 million and $1.1 million, respectively, which are included in “Goodwill and intangible asset impairments” in the consolidated statements of comprehensive loss. See Note 7 Goodwill and Intangible Assets for further information related to these charges. There were no impairments of intangible assets during the year ended December 31, 2016.
Recognition of provisions for contingencies
In the ordinary course of business, we are subject to various claims, suits and complaints. We, in consultation with internal and external legal advisors, will provide for a contingent loss in the consolidated financial statements if, at the date of the consolidated financial statements, it is probable that a liability has been incurred and the amount can be reasonably estimated. If it is determined that the reasonable estimate of the loss is a range and that there is no best estimate within that range, a provision will be made for the lower amount of the range. Legal costs are expensed as incurred.
An assessment is made of the areas where potential claims may arise under contract warranty clauses. Where a specific risk is identified, and the potential for a claim is assessed as probable and can be reasonably estimated, an appropriate warranty provision is recorded. Warranty provisions are eliminated at the end of the warranty period except where warranty claims are still outstanding. The liability for product warranty is included in other accrued liabilities in the consolidated balance sheets.

Forum Energy Technologies, Inc. and subsidiaries
Notes to consolidated financial statements (continued)

Changes in the Company’s warranty liability were as follows (in thousands):

Period ended	Balance at beginning of period	Charged to expense	Deductions or other	Balance at end of period
December 31, 2016	$5,697	$4,031	$(6,504)	$3,224
December 31, 2017	3,224	3,172	(2,776)	3,620
December 31, 2018	3,620	1,487	(2,237)	2,870
Revenue recognition and deferred revenue
Revenue is recognized in accordance with Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (“Topic 606”) when control of the promised goods or services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services.
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
Revenue from goods transferred to customers at a point in time accounted for 97% of revenues for the year 2018. The majority of this revenue is product sales, which are generally recognized when items are shipped from our facilities and title passes to the customer. The amount of revenue recognized for products is adjusted for expected returns, which are estimated based on historical data.
Revenue from goods transferred to customers over time accounted for 3% of revenues for the year 2018, which is related to certain contracts in our Subsea and Production Equipment product lines. Recognition over time for these contracts is supported by our assessment of the products supplied as having no alternative use to us and by clauses in the contracts that provide us with an enforceable right to payment for performance completed to date. We use the cost-to-cost method to measure progress for these contracts because it best depicts the transfer of assets to the customer which occurs as costs are incurred on the contract. The amount of revenue recognized is calculated based on the ratio of costs incurred to-date compared to total estimated costs which requires management to calculate reasonably dependable estimates of total contract costs. Whenever revisions of estimated contract costs and contract values indicate that the contract costs will exceed estimated revenues, thus creating a loss, a provision for the total

Forum Energy Technologies, Inc. and subsidiaries
Notes to consolidated financial statements (continued)

estimated loss is recorded in that period. We recognize revenue and cost of sales each period based upon the advancement of the work-in-progress unless the stage of completion is insufficient to enable a reasonably certain forecast of profit to be established. In such cases, no profit is recognized during the period.
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
Contracts are sometimes modified to account for changes in product specifications or requirements. Most of our contract modifications are for goods and services that are not distinct from the existing contract. As such, these modifications are accounted for as if they were part of the existing contract, and therefore, the effect of the modification on the transaction price and our measure of progress for the performance obligation to which it relates is recognized as an adjustment to revenue on a cumulative catch-up basis. No adjustment to any one contract was material to our consolidated financial statements for the years ended December 31, 2018, 2017 and 2016.
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
Disaggregated Revenue. Refer to Note 16 Business Segments for disaggregated revenue by product line and geography.
Contract Balances. Contract balances are determined on a contract by contract basis. Contract assets represent revenue recognized for goods and services provided to our customers when payment is conditioned on something other than the passage of time. Similarly, when we receive consideration, or such consideration is unconditionally due, from a customer prior to transferring goods or services to the customer under the terms of a sales contract, we record a contract liability. Such contract liabilities typically result from billings in excess of costs incurred on construction contracts and advance payments received on product sales.
Concentration of credit risk
Financial instruments which potentially subject the Company to credit risk include trade accounts receivable. Trade accounts receivable consist of uncollateralized receivables from domestic and international customers. For the years ended December 31, 2018, 2017 and 2016, no one customer accounted for 10% or more of the total revenue or 10% or more of the total accounts receivable balance at the end of the respective period.
Stock based compensation
We measure all stock based compensation awards at fair value on the date they are granted to employees and directors, and recognize compensation cost over the requisite service period for awards with only a service condition, and over a graded vesting period for awards with service and performance or market conditions.
The fair value of stock based compensation awards with market conditions is measured using a Monte Carlo Simulation model and, in accordance with Accounting Standards Codification (“ASC”) 718, is not adjusted based on actual achievement of the performance goals. The Black-Scholes option pricing model is used to measure the fair value of options. The following sections address the assumptions used related to the Black-Scholes option pricing model:
Expected life
The expected term of stock options represents the period the stock options are expected to remain outstanding and is based on the simplified method, which is the weighted average vesting term plus the original contractual term divided by two. We use the simplified method due to a lack of sufficient historical share option exercise experience upon which to estimate an expected term.
Expected volatility
Expected volatility measures the amount that a stock price has fluctuated or is expected to fluctuate during a period and is estimated based on a weighted average of the Company’s historical stock price.

Forum Energy Technologies, Inc. and subsidiaries
Notes to consolidated financial statements (continued)

Dividend yield
We have never declared or paid any cash dividends and do not plan to pay cash dividends for the foreseeable future. Therefore, a zero expected dividend yield was used in the valuation model.
Risk-free interest rate
The risk-free interest rate is based on U.S. Treasury zero-coupon issues with remaining terms similar to the expected life of the options.
Forfeitures
Forfeitures are accounted for as they occur.
Income taxes
We follow the liability method of accounting for income taxes. Under this method, deferred income tax assets and liabilities are determined based upon temporary differences between the carrying amounts and tax bases of our assets and liabilities at the balance sheet date, and are measured using enacted tax rates and laws that will be in effect when the differences are expected to reverse. The effect on deferred tax assets and liabilities of a change in the tax rates is recognized in income in the period in which the change occurs. We record a valuation allowance in each reporting period when management believes that it is more likely than not that any deferred tax asset created will not be realized. See Note 9 Income Taxes for more information on the valuation allowances recognized in 2018.
On December 22, 2017, the U.S. enacted the Tax Cuts and Jobs Act (“U.S. tax reform”) which significantly changed U.S. corporate income tax laws by, among other things, reducing the U.S. corporate income tax rate to 21% starting in 2018 and creating a territorial tax system with a one-time mandatory tax on previously deferred foreign earnings of U.S. subsidiaries. As a result of the enactment of U.S. tax reform, we recognized $10.1 million of tax expense in the fourth quarter of 2017 and $15.6 million of tax benefit in 2018. Refer to Note 9 Income Taxes for further discussion.
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
Non-U.S. local currency translation
We have global operations and the majority of our non-U.S. operations have designated the local currency as the functional currency. Financial statements of these non-U.S. operations where the functional currency is not the U.S. dollar are translated into U.S. dollars using the current rate method whereby assets and liabilities are translated at the balance sheet rate and income and expenses are translated into U.S. dollars at the average exchange rates in effect during the period. The resultant translation adjustments are reported as a component of accumulated other comprehensive loss within stockholders’ equity. Realized and unrealized gains and losses resulting from remeasurements of monetary assets and liabilities denominated in a currency other than the local entity’s functional currency are included in the consolidated statements of comprehensive loss as incurred.
Fair value
The carrying amounts for financial instruments classified as current assets and current liabilities approximate fair value, due to the short maturity of such instruments. The book values of other financial instruments, such as our debt related to the Credit Facility, approximates fair value because interest rates charged are similar to other financial instruments with similar terms and maturities and the rates vary in accordance with a market index.
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
Accounting Standards Adopted in 2018
Revenue Recognition. In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (“Topic 606”). Topic 606 supersedes existing revenue recognition guidance and requires revenue to be recognized when promised goods or services are transferred to customers in amounts that reflect the consideration to which the company expects to be entitled in exchange for those goods or services. We adopted Topic 606 as of January 1, 2018 using the modified retrospective transition method applied to contracts that were not completed as of that date. As such, the comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods. The adoption of Topic 606 did not have a material impact on the timing or amounts of revenue recognized in our consolidated financial statements. We did not recognize any cumulative-effect adjustment to retained earnings upon adoption as the impact was immaterial. Refer to Note 2 Summary of Significant Accounting Policies for additional information related to our revenue recognition policies and Note 3 Revenues for incremental disclosures following the adoption of Topic 606.
Modification Accounting for Stock Compensation. In May 2017, the FASB issued ASU No. 2017-09 Compensation - Stock Compensation (Topic 718) - Scope of Modification Accounting, which clarifies when to account for a change to the terms or conditions of a share based payment award as a modification. Under the new ASU, an entity should apply modification accounting unless the fair value, the vesting conditions, and the classification as equity or liability of the modified award all remain the same as the original award. We applied the update prospectively beginning January 1, 2018. The adoption of this new guidance had no material impact on our consolidated financial statements.
Clarifying the Definition of a Business. In January 2017, the FASB issued ASU No. 2017-01 Business Combinations (Topic 805) - Clarifying the Definition of a Business, in an effort to clarify the definition of a business, with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. We applied the update prospectively beginning January 1, 2018. The adoption of this new guidance had no material impact on our consolidated financial statements.
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
Statement of Cash Flows. In August 2016, the FASB issued ASU No. 2016-15 Cash Flow Statement (Topic 230) - Classification of Certain Cash Receipts and Cash Payments. This new guidance addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice, including: debt prepayment or debt extinguishment costs, settlement of zero-coupon debt instruments or other debt instruments, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, proceeds from the settlement of corporate-owned life insurance policies, distributions received from equity method investees, beneficial interests in securitization transactions, and separately identifiable cash flows and application of the predominance principle. We adopted this new guidance in the first quarter of 2018. The only issue currently relevant to the Company is distributions received from equity method investees, where the new guidance allows an accounting policy election between the cumulative earnings approach and the nature of the distribution approach. We will continue to use the cumulative earnings approach. Therefore, the adoption of this guidance did not have a material impact on our consolidated financial statements.
Restricted Cash Presentation. In November 2016, the FASB issued ASU No. 2016-18 Statement of Cash Flows (Topic 230) - Restricted Cash, a consensus of the FASB Emerging Issues Task Force. This new guidance requires

Forum Energy Technologies, Inc. and subsidiaries
Notes to consolidated financial statements (continued)

that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. We applied the update prospectively beginning January 1, 2018. The adoption of this new guidance did not have a material impact on our consolidated financial statements.
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
Fair Value Measurement Disclosure. In August 2018, the FASB issued ASU No. 2018-13 Fair Value Measurement (topic 820) - Disclosure Framework - Changes to the Disclosure Requirement for Fair Value Measurement.  This new guidance eliminated, modified and added certain disclosure requirements related to fair value measurements. The amended disclosure requirements are effective for all entities for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2019. We are evaluating the impact of adopting this guidance. However, we currently expect that the adoption of this guidance will not have a material impact on our consolidated financial statements.
Stranded Tax Effects from the Tax Cuts and Jobs Act. In February 2018, the FASB issued ASU No. 2018-02 Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. U.S. GAAP requires deferred tax liabilities and assets to be adjusted for the effect of a change in tax laws or rates, with the effect included in income from continuing operations in the reporting period that includes the enactment date, even in situations in which the related income tax effects of items in accumulated other comprehensive income were originally recognized in other comprehensive income (referred to as “stranded tax effects”). The amendments in this ASU allow a specific exception for reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act. The underlying guidance that requires that the effect of a change in tax laws or rates be included in income from continuing operations is not affected. In addition, the amendments in this update also require certain disclosures about stranded tax effects. The standard will take effect for public companies with fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. We currently expect that the adoption of this guidance will not have a material impact on our consolidated financial statements.
Financial Instruments—Credit Losses. In June 2016, the FASB issued ASU No. 2016-13 Financial Instruments—Credit Losses (Topic 326), which introduced an expected credit loss methodology for the impairment of financial assets measured at amortized cost basis. It requires an entity to estimate credit losses expected over the life of an exposure based on historical information, current information, and reasonable and supportable forecasts, including estimates of prepayments. The amendments affect loans, debt securities, trade receivables, net investments in leases, off-balance-sheet credit exposures, reinsurance receivables, and any other financial assets not excluded from the scope that have the contractual right to receive cash. This guidance will take effect for public companies with fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. We are currently evaluating the impact of adopting this guidance.
Leases. In February 2016, the FASB issued ASU No. 2016-02, Leases. Under this new guidance, lessees will be required to recognize assets and liabilities on the balance sheet for the rights and obligations created by all leases (financing and operating). The classification as either a financing or operating lease will determine whether lease expense is recognized on an effective interest method basis or on a straight-line basis over the term of the lease, respectively.
To prepare for the adoption of this new guidance, our implementation team has:

Forum Energy Technologies, Inc. and subsidiaries
Notes to consolidated financial statements (continued)

•	reviewed existing lease contracts and identified the relevant accounting impacts of the new standard;

•	provided internal training and awareness related to the new lease standard to key stakeholders throughout our organization;

•	implemented new processes and controls in anticipation of adopting the new guidance; and

•	implemented a new cloud based lease software management system.
We will adopt this new standard during the first quarter of 2019 using the modified retrospective transition method. We will take advantage of various practical expedients provided by the new standard, including:

•	use of the transition package of practical expedients which, among other things, allows us to carry forward the historical lease classification for existing leases;

•	making an accounting policy election that will keep leases with an initial term of 12 months or less off of the balance sheet; and

•	electing to not separate non-lease components from lease components for all classes of underlying lease assets
Based on our current lease portfolio, we anticipate the new guidance will have a material impact on our consolidated balance sheets as it will require us to recognize additional assets and liabilities for our operating leases. Our operating leases are primarily related to real estate. While we are continuing to assess all potential impacts of the standard, we expect that total right of use assets and lease liabilities in our consolidated balance sheets to increase by a range of $60 million - $70 million upon adoption. We do not believe the new standard will materially affect our consolidated net earnings. These estimates are based on our current lease portfolio as of December 31, 2018, and the actual amounts may be different as a result of changes in our overall lease portfolio. While substantially complete, we are still in the process of finalizing our evaluation of the new standard and the overall impact of the new guidance on our consolidated financial statements and related disclosures.
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
The adoption of Topic 606 did not have a material impact on our consolidated financial position, results of operations, equity or cash flows as of the adoption date or for the year ended December 31, 2018. Furthermore, we expect the impact of the adoption of the new standard to be immaterial to our revenue and gross profit on an ongoing basis.
The following table summarizes the impacts of adopting Topic 606 on our consolidated financial statements as of January 1, 2018:

	As Reported	Adjustments due to	As Adjusted
(in thousands, unaudited)	Dec. 31, 2017	ASC 606	Jan. 1, 2018
Accounts receivable—trade, net	$202,914	$(3,235)	$199,679
Accrued revenue	—	3,235	3,235

As of December 31, 2018, there were no contracts in progress that were impacted by the change in timing of revenue recognition required by the adoption of ASC 606. As such, there was no impact to the consolidated statements of comprehensive loss for the year ended December 31, 2018. The following table shows the change in the presentation of our consolidated balance sheets as of December 31, 2018:

	December 31, 2018
(in thousands, unaudited)	As Reported	Amount Without Adoption of ASC 606	Effect of Change Higher/(Lower)
Accounts receivable—trade, net	$206,055	$206,917	$(862)
Accrued revenue	862	—	862
Disaggregated Revenue
Refer to Note 16 Business Segments for disaggregated revenue by product line and geography.
Contract Balances
The following table reflects the changes in our contract assets and contract liabilities balances for the year ended December 31, 2018:

	December 31, 2018	January 1, 2018	Increase / (Decrease)
			$	%
Accrued revenue	$862	$3,235
Costs and estimated profits in excess of billings	9,159	9,584
Contract assets	$10,021	$12,819	$(2,798)	(22)%

Deferred revenue	$8,335	$8,819
Billings in excess of costs and profits recognized	3,210	1,881
Contract liabilities	$11,545	$10,700	$845	8%
During the year ended December 31, 2018, our contract assets decreased by $2.8 million primarily due to the timing of billings in our Production Equipment product line and our contract liabilities increased by $0.8 million primarily due to a down payment received for a customer order in our subsea product line.
During the year ended December 31, 2018, we recognized revenue of $7.7 million that was included in the contract liability balance at the beginning of the period.
During the year ended December 31, 2018, our Subsea Technologies product line received an order to supply a submarine rescue vehicle and related equipment which we expect to deliver in 2020. We use the cost-to-cost method to measure progress on this contract to recognize revenue over time. Other than this contract, all of our other contracts are less than one year in duration. As such, we have elected to apply the practical expedient which allows an entity to exclude disclosures about its remaining performance obligations if the performance obligation is part of a contract that has an original expected duration of one year or less.
4. Acquisitions & Dispositions
2018 Acquisition of Houston Global Heat Transfer LLC
On October 5, 2018, we acquired 100% of the stock of Houston Global Heat Transfer LLC (“GHT”) for total aggregate consideration of $57.3 million, net of cash acquired. The aggregate consideration includes the estimated fair value of certain contingent cash payments due to the former owners of GHT if certain conditions are met in 2019 and 2020. Based in Houston, Texas, GHT designs, engineers, and manufactures premium industrial heat exchanger and cooling systems used primarily on hydraulic fracturing equipment. GHT’s flagship product, the Jumbotron, is an innovative cube-style radiator that substantially reduces customer maintenance expense. This acquisition is included in the Completions segment.

Forum Energy Technologies, Inc. and subsidiaries
Notes to consolidated financial statements (continued)

The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of the acquisition (in thousands):

Current assets, net of cash acquired	$18,655
Non-current assets	238
Property and equipment	2,408
Intangible assets (primarily customer relationships)	30,400
Tax-deductible goodwill	20,559
Current liabilities	(12,633)
Long-term liabilities	$(2,355)
Net assets acquired, net of cash acquired	$57,272
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
Revenue and net income for this acquisition were not significant for the year ended December 31, 2018. Pro forma results of operations for this acquisition have not been presented because the effects were not material to the consolidated financial statements.
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
2018 Disposition of Forum Subsea Rentals
On January 3, 2018, we contributed our subsea rentals business to Ashtead Technology to create a leading independent provider of subsea survey and equipment rental services. In exchange, we received a 40% interest in the combined business (“Ashtead”), a cash payment of £2.7 million British Pounds and a note receivable from Ashtead of £3.0 million British Pounds. Our 40% interest in Ashtead is accounted for as an equity method investment and reported as “Investment in unconsolidated subsidiary” in our consolidated balance sheets. In the first quarter of 2018, we recognized a gain of $33.5 million as a result of the deconsolidation of our Forum Subsea Rentals business, which is classified as “Gain on contribution of subsea rentals business” in the consolidated statements of comprehensive loss. This gain is equal to the sum of the consideration received, which includes the fair value of our 40% interest in Ashtead, £2.7 million British Pounds in cash, and the £3.0 million British Pounds note receivable from Ashtead, less the $18.1 million carrying value of the Forum subsea rentals assets at the time of closing. The fair value of our 40% interest in Ashtead was determined based on the present value of estimated future cash flows of the combined entity as of January 3, 2018. The difference between the fair value of our 40% interest in Ashtead of $43.8 million and the book value of the underlying net assets resulted in a basis difference, which was allocated to fixed assets, intangible assets and goodwill based on their respective fair values as of January 3, 2018. The basis difference allocated to fixed assets and intangible assets will be amortized through equity earnings (loss) over the estimated life of the respective assets.
Pro forma results of operations for this transaction have not been presented because the effects were not material to the consolidated financial statements.
2017 Acquisitions of Global Tubing

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
The acquisition of Global Tubing contributed revenues of $35.5 million and net income of $3.8 million to our consolidated statement of comprehensive loss from the time of acquisition to December 31, 2017. The following unaudited pro forma summary presents consolidated information as if the Global Tubing acquisition had occurred on January 1, 2016:

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

•
In 2017, we incurred $4.5 million of acquisition-related costs in connection with this transaction. These expenses are included in transaction expenses on our consolidated statements of comprehensive income (loss) for the year ended December 31, 2017 and are reflected in pro forma earnings for the year ended December 31, 2016 in the table above;

•
An increase in stock based compensation costs as a result of the full vesting of pre-acquisition management incentive units and granting of additional restricted stock units to Global Tubing management;

•
Adjusted interest expense to remove the historical interest expense from Global Tubing’s historical debt and include interest expense from the amount borrowed on our Credit Facility to finance the acquisition; and

•
As a result of acquiring the remaining equity interest of Global Tubing, the Company’s previously held equity interest was remeasured to fair value, resulting in a gain of approximately $120.4 million. This gain has been recognized in the consolidated statement of comprehensive loss for the year ended December 31, 2017 and is excluded from the pro forma results above; and

•
Estimated tax benefits of approximately $45 million and $12 million in 2017 and 2016, respectively, to tax-effect the aforementioned pro forma adjustments using an estimated U.S. federal income tax rate of 35%.

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
2017 Acquisition of Multilift
On July 3, 2017, the Company acquired Multilift Welltec, LLC and Multilift Wellbore Technology Limited (collectively, “Multilift”) for approximately $39.2 million in cash consideration. These acquisitions are included in the Completions segment. Based in Houston, Texas, Multilift manufactures the patented SandGuardTM and the CycloneTM completion tools. This acquisition increases our product offering related to artificial lift for our completions customers. Through this acquisition, we intend to utilize our distribution system to increase Multilift’s sales with additional customers and through geographic expansion. Pro forma results of operations for this acquisition have not been presented because the effects were not material to the consolidated financial statements. The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of the acquisition (in thousands):

Current assets, net of cash acquired	$3,763
Property and equipment	96
Intangible assets (primarily developed technologies and customer relationships)	17,090
Tax-deductible goodwill	16,472
Non-tax deductible goodwill	3,099
Current liabilities	(1,329)
Net assets acquired	$39,191
2017 Acquisition of Cooper Valves
On January 9, 2017, the Company acquired substantially all of the assets of Cooper Valves, LLC as well as 100% of the general partnership interests of Innovative Valve Components (collectively, “Cooper”) for total aggregate consideration of $14.0 million, after settlement of working capital adjustments. The aggregate consideration includes the issuance of stock valued at $4.5 million and certain contingent stock issuances. These acquisitions are included in the Production & Infrastructure segment. The acquired Cooper brands include the Accuseal® metal seated ball valves engineered to meet Class VI shut off standards for use in severe service applications, as well as a full line of Cooper AlloyTM cast and forged gate, globe, and check valves. Innovative Valve Components, in partnership with Cooper Valves, commercialized critical service valves and components for the power generation, mining and oil and natural gas industries. The fair values of the assets acquired and liabilities assumed and pro forma results of operations have not been presented because they are not material to the consolidated financial statements.

Forum Energy Technologies, Inc. and subsidiaries
Notes to consolidated financial statements (continued)

5. Inventories
The Company’s significant components of inventory at December 31, 2018 and 2017 were as follows (in thousands):

	December 31, 2018	December 31, 2017
Raw materials and parts	$212,526	$160,093
Work in process	39,494	51,941
Finished goods	302,590	305,461
Gross inventories	554,610	517,495
Inventory reserve	(75,587)	(74,318)
Inventories	$479,023	$443,177
The change in the amounts of the inventory reserve during the three year period ended December 31, 2018 is as follows (in thousands):

Period ended	Balance at beginning of period	Charged to expense	Deductions or other	Balance at end of period
December 31, 2016	$77,888	$25,537	$(35,073)	$68,352
December 31, 2017	68,352	14,620	(8,654)	$74,318
December 31, 2018	74,318	36,606	(35,337)	$75,587
6. Property and Equipment
Property and equipment consists of the following (in thousands):

	Estimated useful lives	December 31,
		2018	2017
Land		$9,755	$12,408
Buildings and leasehold improvements	5-30	103,761	90,909
Computer equipment	3-5	54,721	42,074
Machinery & equipment	5-10	162,110	169,203
Furniture & fixtures	3-10	6,631	6,338
Vehicles	3-5	6,160	8,048
Construction in progress		9,155	14,589
		352,293	343,569
Less: accumulated depreciation		(180,717)	(160,787)
Property & equipment, net		171,576	182,782

Rental equipment	3-10	9,535	70,679
Less: accumulated depreciation		(3,753)	(56,180)
Rental equipment, net		5,782	14,499

Total property & equipment, net		$177,358	$197,281
Depreciation expense was $33.1 million, $34.4 million and $35.6 million for the years ended December 31, 2018, 2017 and 2016, respectively.

Forum Energy Technologies, Inc. and subsidiaries
Notes to consolidated financial statements (continued)

7. Goodwill and Intangible Assets
Goodwill
The changes in the carrying amount of goodwill were as follows (in thousands):

	Drilling & Subsea	Completions	Production & Infrastructure	Total
Goodwill balance at December 31, 2016	$307,806	$327,293	$17,644	$652,743
Acquisitions, net of dispositions	—	153,485	1,595	155,080
Impairment	(68,004)	—	—	(68,004)
Impact of non-U.S. local currency translation	11,652	3,567	207	15,426
Goodwill balance at December 31, 2017	251,454	484,345	19,446	755,245
Acquisitions, net of dispositions	—	22,312	—	22,312
Impairment	(245,412)	(53,377)	—	(298,789)
Impact of non-U.S. local currency translation	(6,042)	(2,849)	(230)	$(9,121)
Goodwill balance at December 31, 2018	$—	$450,431	$19,216	$469,647
We perform our annual impairment tests of goodwill as of October 1 or when there is an indication an impairment may have occurred. Relevant events and circumstances which could have a negative impact on goodwill include: macroeconomic conditions; industry and market conditions, such as commodity prices; operating cost factors; overall financial performance; the impact of dispositions and acquisitions; and other entity-specific events. Declines in commodity prices or a sustained decrease in valuation of the Company’s common stock could indicate a reduction in the estimate of reporting unit fair value which, in turn, could lead to an impairment of reporting unit goodwill.
The fair values used in the impairment analysis were determined using the net present value of the expected future cash flows for each reporting unit. We determine the fair value of each reporting unit using a discounted cash flow analysis, which requires significant assumptions and estimates about the future operations of each reporting unit. The assumptions about future cash flows and growth rates are based on our current budget, strategic plans and management’s estimates for future activity levels. Forecasted cash flows in future periods were estimated using a terminal value calculation, which considered long-term earnings growth rates. The discount rate we used could change substantially in future periods if the cost of debt or equity were to significantly increase or decrease, or if we were to choose different comparable companies in determining the appropriate discount rate for our reporting units.
As of October 1, 2018, our annual testing date, we completed the annual evaluation of goodwill related to all of our reporting units. We determined that the carrying value of our Drilling reporting unit exceeded its estimated fair value. As a result, we recorded a non-cash impairment charge of $245.4 million to write-off the goodwill in our Drilling reporting unit. Additionally, during the fourth quarter 2018, there was a significant decline in oil prices, lowered industry expectations for U.S. drilling and completions activities and a substantial decline in the quoted market prices of our common stock, which led us to evaluate all of our reporting units for a triggering event as of December 31, 2018. Upon evaluation, we considered these developments to be a triggering event for our Downhole reporting unit that required us to update our goodwill impairment evaluation as of December 31, 2018 based on our current forecast and expectations for market conditions. As a result, we determined that the carrying value of our Downhole reporting unit exceeded its estimated fair value and we recorded a non-cash impairment charge of $53.4 million to write-off goodwill in our Downhole reporting unit. These charges are included in “Goodwill and intangible asset impairments” in the consolidated statements of comprehensive loss. Following these impairment charges, there is zero and $191.1 million of remaining goodwill for our Drilling and Downhole reporting units, respectively. In completing our evaluation, we concluded that the remaining reporting units with a goodwill balance were not impaired.
In the second quarter of 2017, there was a decline in oil prices and a developing consensus view that production from lower cost oil basins would be sufficient to meet anticipated demand for a longer period, delaying the need for production from higher cost basins. With this indication of further delays in the recovery of the offshore market, we performed an impairment test and determined that the carrying value of the goodwill in our Subsea reporting unit was impaired. We recorded an impairment charge of $68.0 million in the second quarter of 2017. Following the impairment charge, there is no remaining goodwill for our Subsea reporting unit.
There was no goodwill impairment recorded during the year ended December 31, 2016.
Accumulated impairment losses on goodwill were $535.6 million, $236.8 million and $168.8 million as of December 31, 2018, 2017, and 2016, respectively.

Forum Energy Technologies, Inc. and subsidiaries
Notes to consolidated financial statements (continued)

There are significant inherent uncertainties and management judgment in estimating the fair value of each reporting unit. While we believe we have made reasonable estimates and assumptions to estimate the fair value of our reporting units, it is possible that a material change could occur. If actual results are not consistent with our current estimates and assumptions, or if changes in macroeconomic conditions outside the control of management change such that it results in a significant negative impact to our estimated fair values, the fair value of our reporting units may decrease below their net carrying value, which could result in a material impairment of our goodwill. Based on our goodwill impairment evaluations in the fourth quarter of 2018, the estimated fair values of our Downhole, Stimulation & Intervention and Coiled Tubing reporting units were each less than 30% above their respective carrying values.
Intangible assets
At December 31, 2018 and 2017, intangible assets consisted of the following, respectively (in thousands):

	December 31, 2018
	Gross carrying amount	Accumulated amortization	Net intangibles	Amortization period (in years)
Customer relationships	$337,546	$(110,228)	$227,318	4 - 15
Patents and technology	104,394	(17,148)	87,246	5 - 17
Non-compete agreements	6,245	(5,600)	645	3 - 6
Trade names	47,493	(18,107)	29,386	10 - 15
Distributor relationships	22,160	(17,602)	4,558	8 - 15
Trademark	10,319	(424)	9,895	15 - Indefinite
Intangible Assets Total	$528,157	$(169,109)	$359,048

	December 31, 2017
	Gross carrying amount	Accumulated amortization	Net intangibles	Amortization period (in years)
Customer relationships	$428,544	$(138,566)	$289,978	4 - 15
Patents and technology	110,910	(16,733)	94,177	5 - 17
Non-compete agreements	6,625	(6,041)	584	3 - 6
Trade names	64,359	(22,090)	42,269	10 - 15
Distributor relationships	22,160	(16,338)	5,822	8 - 15
Trademark	10,319	(85)	10,234	15 - Indefinite
Intangible Assets Total	$642,917	$(199,853)	$443,064
Intangible assets with definite lives are tested for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. In the fourth quarter of 2018, due to the impairment indicators discussed above, we determined that certain intangible assets in our Downhole reporting unit were impaired. As a result, we recognized $50.2 million of impairment losses on these intangible assets (primarily customer relationships and trade names) in the fourth quarter of 2018. In the second quarter of 2018, we made the decision to exit specific products within the Subsea and Downhole product lines. As a result, we recognized $14.5 million of impairment losses on certain intangible assets (primarily customer relationships). In 2017, impairment losses totaling $1.1 million were recorded on certain intangible assets within the Subsea and Downhole reporting units related to management’s decision to abandon specific product lines. There were no intangible asset impairments recorded during the year ended December 31, 2016. Impairment charges are included in “Goodwill and intangible asset impairments” in the consolidated statements of comprehensive loss.

Forum Energy Technologies, Inc. and subsidiaries
Notes to consolidated financial statements (continued)

Amortization expense was $41.4 million, $30.7 million and $26.1 million for the years ended December 31, 2018, 2017 and 2016, respectively. The estimated future amortization expense for the next five years is as follows (in thousands):

Year ending December 31,	Amount
2019	$34,591
2020	33,864
2021	32,974
2022	31,196
2023	28,994
8. Debt
Notes payable and lines of credit as of December 31, 2018 and 2017 consisted of the following (in thousands):

	December 31, 2018	December 31, 2017
6.25% Senior notes due October 2021	$400,000	$400,000
Unamortized debt premium	1,176	1,583
Debt issuance cost	(3,121)	(4,222)
Senior secured revolving credit facility	119,000	108,446
Other debt	1,656	2,099
Total debt	518,711	507,906
Less: current maturities	(1,167)	(1,156)
Long-term debt	$517,544	$506,750
Senior Notes Due 2021
In October 2013, we issued $300.0 million of 6.25% senior unsecured notes due 2021 at par, and in November 2013, we issued an additional $100.0 million aggregate principal amount of the notes at a price of 103.25% of par, plus accrued interest from October 2, 2013 (the “Senior Notes”). The Senior Notes bear interest at a rate of 6.25% per annum, payable on April 1 and October 1 of each year, and mature on October 1, 2021. Net proceeds from the issuance of approximately $394.0 million, after deducting initial purchasers’ discounts and offering expenses and excluding accrued interest paid by the purchasers, were used for the repayment of the then-outstanding term loan balance and a portion of the Credit Facility balance.
The terms of the Senior Notes are governed by the indenture, dated October 2, 2013 (the “Indenture”), by and among us, the guarantors named therein and Wells Fargo Bank, National Association, as trustee. The Senior Notes are senior unsecured obligations, and are guaranteed on a senior unsecured basis by our subsidiaries that guarantee the Credit Facility and rank junior to, among other indebtedness, the Credit Facility to the extent of the value of the collateral securing the Credit Facility. The Senior Notes contain customary covenants including some limitations and restrictions on our ability to pay dividends on, purchase or redeem our common stock; redeem or prepay our subordinated debt; make certain investments; incur or guarantee additional indebtedness or issue certain types of equity securities; create certain liens, sell assets, including equity interests in our restricted subsidiaries; restrict dividends or other payments of our restricted subsidiaries; consolidate, merge or transfer all or substantially all of our assets; engage in transactions with affiliates; and create unrestricted subsidiaries. Many of these restrictions will terminate if the Senior Notes become rated investment grade. The Indenture also contains customary events of default, including nonpayment, breach of covenants in the Indenture, payment defaults or acceleration of other indebtedness, failure to pay certain judgments and certain events of bankruptcy and insolvency. We are required to offer to repurchase the Senior Notes in connection with specified change in control events or with excess proceeds of asset sales not applied for permitted purposes.
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

Forum Energy Technologies, Inc. and subsidiaries
Notes to consolidated financial statements (continued)

Credit Facility
On October 30, 2017, we amended and restated our Credit Facility to, among other things, increase revolving credit commitments from $140.0 million to $300.0 million (with a sublimit of up to $25.0 million available for the issuance of letters of credit for the account of the Company and certain of our domestic subsidiaries) (the “U.S. Line”), of which up to $30.0 million is available to certain of our Canadian subsidiaries for loans in U.S. or Canadian dollars (with a sublimit of up to $3.0 million available for the issuance of letters of credit for the account of our Canadian subsidiaries) (the “Canadian Line”). Lender commitments under the Credit Facility, subject to certain limitations, may be increased by an additional $100.0 million. The Credit Facility matures in July 2021, but if our outstanding Notes due October 2021 are refinanced or replaced with indebtedness maturing in or after February 2023, the final maturity of the Credit Facility will automatically extend to October 2022.
Availability under the Credit Facility is subject to a borrowing base calculated by reference to eligible accounts receivable in the U.S., Canada and certain other jurisdictions (subject to a cap) and eligible inventory in the U.S. and Canada. Our borrowing capacity under the Credit Facility could be reduced or eliminated, depending on future fluctuations in our balances of receivables and inventory. As of December 31, 2018, our total borrowing base was $299.4 million, of which $119.0 million was drawn and $13.1 million was used for security of outstanding letters of credit, resulting in remaining availability of $167.3 million.
Borrowings under the U.S. Line bear interest at a rate equal to, at our option, either (a) the LIBOR rate or (b) a base rate determined by reference to the highest of (i) the rate of interest per annum determined from time to time by Wells Fargo as its prime rate in effect at its principal office in San Francisco, (ii) the federal funds rate plus 0.50% per annum and (iii) the one-month adjusted LIBOR plus 1.00% per annum, in each case plus an applicable margin. Borrowings under the Canadian Line bear interest at a rate equal to, at Forum Canada’s option, either (a) the CDOR rate or (b) a base rate determined by reference to the highest of (i) the prime rate for Canadian dollar commercial loans made in Canada as reported from time to time by Thomson Reuters and (ii) the CDOR rate plus 1.00%, in each case plus an applicable margin. The applicable margin for LIBOR and CDOR loans will initially range from 1.75% to 2.25%, depending upon average excess availability under the 2017 Credit Facility. After the first quarter ending on or after March 31, 2018 in which our total net leverage ratio is less than or equal to 4.00:1.00, the applicable margin for LIBOR and CDOR loans will range from 1.50% to 2.00%, depending upon average excess availability under the Credit Facility. The weighted average interest rate under the Credit Facility was approximately 4.08% during the year ended December 31, 2018.
The Credit Facility also provides for a commitment fee in the amount of (a) 0.375% per annum on the unused portion of commitments if average usage of the Credit Facility is greater than 50% and (b) 0.500% per annum on the unused portion of commitments if average usage of the 2017 Credit Facility is less than or equal to 50%. After the first quarter ending on or after March 31, 2018 in which our total net leverage ratio is less than or equal to 4.00:1.00, the commitment fees will range from 0.25% to 0.375%, depending upon average usage of the Credit Facility.
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
Deferred loan costs
The Company has incurred loan costs that have been capitalized and are amortized to interest expense over the term of the Senior Notes and the Credit Facility. As a result, approximately $1.9 million, $1.7 million and $1.9 million were amortized to interest expense for the years ended December 31, 2018, 2017 and 2016, respectively. On February 25, 2016 and December 12, 2016, the Company amended its Credit Facility which reduced lender commitments from $600.0 million to $140.0 million. In connection with these amendments, the Company wrote off $3.0 million of deferred financing costs related to the Credit Facility in 2016. In October 2017, the Company further amended and restated its existing Credit Facility which increased lender commitments to $300.0 million and recorded an additional $2.4 million to deferred financing costs.

Forum Energy Technologies, Inc. and subsidiaries
Notes to consolidated financial statements (continued)

Future principal payments under long-term debt for each of the years ending December 31 are as follows (in thousands):

2019	$1,167
2020	489
2021	519,000
2022	—
2023	—
Thereafter	—
Total future payment	$520,656
Add: Unamortized debt premium	1,176
Less: Debt issuance cost	(3,121)
Total debt	$518,711
9. Income Taxes
The components of loss before income taxes for the years ended December 31, 2018, 2017 and 2016 are as follows (in thousands):

	2018	2017	2016
U.S.	$(285,141)	$(3,015)	$(155,058)
Non-U.S.	(104,613)	(52,264)	17,059
Loss before income taxes	$(389,754)	$(55,279)	$(137,999)
The components of income tax expense (benefit) for the years ended December 31, 2018, 2017 and 2016 are as follows (in thousands):

	2018	2017	2016
Current
U.S. Federal and state	$(6,932)	$(1,426)	$(38,589)
Non-U.S.	4,810	5,398	6,956
Total current	(2,122)	3,972	(31,633)
Deferred
U.S. Federal and state	(21,467)	6,415	(18,290)
Non-U.S.	7,915	(6,266)	(6,128)
Total deferred	(13,552)	149	(24,418)
Provision (benefit) for income taxes	$(15,674)	$4,121	$(56,051)

Forum Energy Technologies, Inc. and subsidiaries
Notes to consolidated financial statements (continued)

The reconciliation between the actual provision for income taxes from continuing operations and that computed by applying the U.S. statutory rate to income before income taxes and noncontrolling interests are outlined below (in thousands):

	2018		2017		2016
Income tax expense at the statutory rate	$(81,849)	(21.0)%	$(19,348)	(35.0)%	$(48,300)	(35.0)%
State taxes, net of federal tax benefit	(2,564)	(0.7)%	(294)	(0.5)%	(1,425)	(1.0)%
Non-U.S. operations	(10,166)	(2.6)%	6,337	11.5%	(5,791)	(4.2)%
Domestic incentives	(286)	(0.1)%	(254)	(0.5)%	(170)	(0.1)%
Prior year federal, non-U.S. and state tax	(2,880)	(0.7)%	(1,283)	(2.3)%	(777)	(0.6)%
Nondeductible expenses	502	0.1%	644	1.2%	345	0.3%
Goodwill impairment	46,051	11.8%	14,731	26.6%	—	—%
Global Tubing acquisition	—	—%	(9,160)	(16.6)%	—	—%
U.S. tax reform	(15,604)	(4.0)%	10,138	18.3%	—	—%
Valuation allowance	50,005	12.8%	4,523	8.2%	—	—%
Other	1,117	0.4%	(1,913)	(3.4)%	67	—%
Income tax expense (benefit)	$(15,674)	(4.0)%	$4,121	7.5%	$(56,051)	(40.6)%
Our effective tax rate was (4.0)%, 7.5%, and (40.6)% for the years ended December 31, 2018, 2017 and 2016, respectively. For the year ended December 31, 2018, we recognized the following significant items impacting our effective tax rate:

–	$15.6 million of tax benefit associated with U.S. tax reform, as described below,

–	$46.1 million of tax expense associated with the impairment of non-tax deductible goodwill for our Drilling and Downhole reporting units, and

–
$50.0 million of tax expense consisting of a full valuation allowance of $18.4 million against our deferred tax assets in the U.K., Germany and Singapore and a partial valuation allowance of $31.6 million against our deferred tax assets in the U.S. as further described below under the primary components of deferred taxes.

On December 22, 2017, the U.S. enacted the Tax Cuts and Jobs Act of 2017, a comprehensive U.S. tax reform package that, effective January 1, 2018, among other things, lowered the corporate income tax rate from 35% to 21% and moved the country towards a territorial tax system with a one-time mandatory tax on previously deferred earnings of non-U.S. subsidiaries. The effects of U.S. tax reform on us include two major categories: (i) recognition of liabilities for taxes on mandatory deemed repatriation and (ii) re-measurement of deferred taxes. In 2017, we recorded provisional amounts as an estimate of federal and state tax related to the effects of U.S. tax reform including the recognition of liabilities for taxes on mandatory deemed repatriation of non-U.S. earnings of $27.7 million and a $17.6 million tax benefit for the re-measurement of deferred taxes based on the new 21% U.S. corporate tax rate, resulting in a net $10.1 million provisional net tax charge for the year.
During 2018, we completed our analysis of the impact of U.S. tax reform based on further guidance provided on the new tax law by the U.S. Treasury Department and Internal Revenue Service. We finalized our accounting for the effects of U.S. tax reform during 2018 based on the additional guidance issued and recognized an income tax benefit of $15.6 million resulting in an overall net tax benefit related to U.S. tax reform of $5.5 million.

Forum Energy Technologies, Inc. and subsidiaries
Notes to consolidated financial statements (continued)

The primary components of deferred taxes include (in thousands):

	2018	2017
Deferred tax assets
Reserves and accruals	$7,259	$5,932
Inventory	18,694	20,836
Stock awards	5,637	6,235
Net operating loss and other tax carryforwards	66,098	31,164
Other	549	1,419
Gross deferred tax assets	98,237	65,586
Valuation allowance	(54,441)	(4,523)
Total deferred tax assets	43,796	61,063
Deferred tax liabilities
Property and equipment	(9,565)	(12,172)
Goodwill and intangible assets	(42,502)	(76,454)
Investment in unconsolidated subsidiary	(5,402)	—
Prepaid expenses and other	(392)	(325)
Total deferred tax liabilities	(57,861)	(88,951)
Net deferred tax liabilities	$(14,065)	$(27,888)
Goodwill from certain acquisitions is tax deductible due to the acquisition structure as an asset purchase or due to tax elections made by the Company and the respective sellers at the time of acquisition.
At December 31, 2018, we had $193.9 million of U.S. net operating loss carryforwards and $6.2 million of state net operating losses. Of these losses, $151.7 million will expire no later than 2037 if they are not utilized prior to that date. The remaining $48.4 million will not expire. We also had $113.5 million of non-U.S. net operating loss carryforwards with indefinite expiration dates. The ultimate realization of income tax benefit for these net operating loss carryforwards depends on our ability to generate sufficient taxable income in the respective taxing jurisdictions. Where we have unrecognized tax benefits in jurisdictions with existing net operating losses, we utilize the unrecognized tax benefits as a source of income to offset such losses. We no longer anticipate being able to fully utilize all of the losses prior to their expiration in the following jurisdictions: the U.S, the U.K, Germany and Singapore. See the discussion below regarding the valuation allowances recognized related to the deferred tax assets in these jurisdictions.
We have deferred tax assets related to net operating loss and other tax carryforwards in the U.S., and in certain states and foreign jurisdictions. We recognize deferred tax assets to the extent that we believe these assets are more likely than not to be realized.
During the fourth quarter of 2018, we recognized $50.0 million of tax expense related to the increase in our valuation allowance provided against our deferred tax assets. We increased our valuation allowance related to our U.K. deferred tax assets by $3.6 million as it had been previously determined in 2017 that the U.K. deferred tax assets were not realizable. In addition, we recognized $31.6 million of tax expense for a partial valuation allowance related to our deferred tax assets in the U.S. and $14.8 million of tax expense for a full valuation allowance related to our deferred tax assets in Germany and Singapore, writing down our deferred tax assets in these jurisdictions to what is more likely than not realizable. In making such a determination for these jurisdictions, we considered all available positive and negative evidence, including our recent history of pretax losses over the prior three year period, the goodwill and intangible asset impairments for our Drilling and Downhole reporting units, the future reversals of existing taxable temporary differences, the projected future taxable income or loss, including the effect of U.S. tax reform, and tax-planning.
Taxes are provided as necessary with respect to non-U.S. earnings that are not permanently reinvested. For all other non-U.S. earnings, no U.S. taxes are provided because such earnings are intended to be reinvested indefinitely to finance non-U.S. activities. The determination of the amount of the unrecognized deferred tax liability for temporary differences related to investments in non-U.S. subsidiaries is not practicable.

Forum Energy Technologies, Inc. and subsidiaries
Notes to consolidated financial statements (continued)

We file income tax returns in the U.S. as well as in various states and non-U.S. jurisdictions. With few exceptions, we are no longer subject to income tax examination by tax authorities in these jurisdictions prior to 2012.
We account for uncertain tax positions in accordance with guidance in FASB ASC 740, which prescribes the minimum recognition threshold a tax position taken or expected to be taken in a tax return is required to meet before being recognized in the financial statements. A reconciliation of the beginning and ending amount of uncertain tax positions is as follows (in thousands):

Balance at January 1, 2018	$14,768
Additional based on tax positions related to current year	1,485
Lapse of statute of limitations	(2,999)
Balance at December 31, 2018	13,254
The total amount of unrecognized tax benefits at December 31, 2018 was $13.3 million, of which it is reasonably possible that $2.6 million could be settled during the next twelve-month period as a result of the conclusion of various tax audits or due to the expiration of the applicable statute of limitations. Substantially all of the unrecognized tax benefits at December 31, 2018 would impact our future effective income tax rate, if recognized.
We recognize interest and penalties related to uncertain tax positions within the provision for income taxes in the consolidated statements of loss. As of December 31, 2018 and 2017, we had accrued approximately $0.3 million and $0.6 million in interest and penalties, respectively. During the years ended December 31, 2018 and 2017, we recognized no material change in the interest and penalties related to uncertain tax positions.
10. Fair Value Measurements
At December 31, 2018 and 2017, the Company had $119.0 million and $108.4 million, respectively, of debt outstanding under the Credit Facility which incurs interest at a variable interest rate and therefore, the carrying amount approximates fair value. The fair value of the debt is classified as a Level 2 measurement because interest rates charged are similar to other financial instruments with similar terms and maturities.
The fair value of the Company’s Senior Notes is estimated using Level 2 inputs in the fair value hierarchy and is based on quoted prices for those or similar instruments. At December 31, 2018, the fair value and the carrying value of the Company’s unsecured Senior Notes approximated $362.0 million and $398.1 million, respectively. At December 31, 2017, the fair value and the carrying value of the Company’s unsecured Senior Notes approximated $402.0 million and $397.4 million, respectively.
There were no other outstanding financial instruments as of December 31, 2018 and 2017 that required measuring the amounts at fair value on a recurring basis. The Company did not change its valuation techniques associated with recurring fair value measurements from prior periods and there were no transfers between levels of the fair value hierarchy during the year ended December 31, 2018.
11. Commitments and Contingencies
Litigation
In the ordinary course of business, the Company is, and in the future, could be involved in various pending or threatened legal actions, some of which may or may not be covered by insurance. Management has reviewed such pending judicial and legal proceedings, the reasonably anticipated costs and expenses in connection with such proceedings, and the availability and limits of insurance coverage, and has established reserves that are believed to be appropriate in light of those outcomes that are believed to be probable and can be estimated. The reserves accrued at December 31, 2018 and 2017 are immaterial. In the opinion of management, the Company’s ultimate liability, if any, with respect to these actions is not expected to have a material adverse effect on the Company’s financial position, results of operations or cash flows.
Asbestos litigation
One of our subsidiaries has been named as one of many defendants in a number of product liability claims for alleged exposure to asbestos. These lawsuits are typically filed on behalf of plaintiffs who allege exposure to asbestos, against numerous defendants, often forty or more, who are alleged to have manufactured or distributed products containing asbestos. The injuries alleged by plaintiffs in these cases range from mesothelioma and other cancers to asbestosis.

Forum Energy Technologies, Inc. and subsidiaries
Notes to consolidated financial statements (continued)

The earliest claims against our subsidiary were filed in New Jersey in 1998, and our subsidiary currently has active cases in Missouri, New Jersey, New York, and Illinois. These complaints do not typically include requests for a specific amount of damages. Our subsidiary acquired the trademark for the product line in question in 1985. To date, the claims against our subsidiary alleging illnesses due to asbestos have been based on products manufactured by the previous owner prior to 1985 that are alleged to have contained asbestos. Our subsidiary did not utilize asbestos in the production of these products after its purchase of the trademark, as by that date the hazards of asbestos exposure were well known and asbestos had begun to fall into disuse. Our subsidiary has been successful in obtaining dismissals in most lawsuits without any cash contribution. This is because the “successor liability” law in most states does not hold a purchaser in good faith liable for the actions of the seller prior to the acquisition date unless the purchaser contractually assumed the liabilities, which our subsidiary did not. There are exceptions to the successor liability doctrine in many states, so there are no assurances that our subsidiary will not be found liable for the actions of its predecessor. The law in other states on so called “successor liability” may be different or ambiguous in this regard, and could also expose our subsidiary to liability. Our subsidiary could also be found liable should a trier of fact determine that it did use asbestos in its products, notwithstanding our position to the contrary. To date, asbestos claims have not had a material adverse effect on our business, financial condition, results of operations, or cash flow, as our annual out-of-pocket costs over the last five years has been less than $200,000. There were fewer than 25 new cases filed against our subsidiary in each of last two years, and a significant number of existing cases were dismissed, settled or otherwise disposed of over the last year. We currently have fewer than 150 lawsuits pending against this subsidiary. Our subsidiary has over $17 million in face amount of insurance per occurrence and over $23 million of aggregate primary insurance coverage. In addition, our subsidiary has over $950 million in face amount of excess coverage applicable to the claims. There can be no guarantee that all of this can be collected due to policy terms and conditions and insurer insolvencies in the past or in the future. In January 2011, we entered into an agreement with seven of our primary insurers under which they have agreed to pay 80% of the costs of handling and settling each asbestos claim against the affected subsidiary. The insurers’ portion of the settlements is funded by our aggregate primary limits, which are eroded only by settlements and not legal fees. Approximately $2.0 million in settlements has been paid by insurers to date, with approximately $40,000 paid over the course of the last two years. Our subsidiary and the subscribing insurers have the right to withdraw from this agreement, but to date, no party has exercised this right or expressed an intent to do so.
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
Operating leases
The Company has operating leases for warehouse, office space, manufacturing facilities and equipment. The leases generally require the Company to pay certain expenses including taxes, insurance, maintenance, and utilities. The minimum future lease commitments under noncancelable leases in effect at December 31, 2018 are as follows:

2019	$17,536
2020	14,826
2021	12,800
2022	11,202
2023	5,701
Thereafter	15,069
$77,134

Forum Energy Technologies, Inc. and subsidiaries
Notes to consolidated financial statements (continued)

Total rent expense was $18.3 million, $19.3 million and $18.6 million under operating leases for the years ended December 31, 2018, 2017 and 2016, respectively.
Letters of credit and guarantees
The Company executes letters of credit in the normal course of business to secure the delivery of product from specific vendors and also to guarantee the Company fulfilling certain performance obligations relating to certain large contracts. At December 31, 2018, the Company had $13.6 million in letters of credit outstanding.
12. Earnings Per Share
The reconciliation of basic and diluted earnings per share for each period presented was as follows (dollars and shares in thousands, except per share amounts):

	Year ended December 31,
	2018	2017	2016
Net loss attributable to common stockholders	$(374,080)	$(59,400)	$(81,978)

Basic - weighted average shares outstanding	108,771	98,689	91,226
Dilutive effect of stock options and restricted stock	—	—	—
Diluted - weighted average shares outstanding	108,771	98,689	91,226

Loss per share
Basic	$(3.44)	$(0.60)	$(0.90)
Diluted	$(3.44)	$(0.60)	$(0.90)
For all periods presented, we excluded all potentially dilutive restricted shares and stock options in calculating diluted earnings per share as the effect was anti-dilutive due to the net losses incurred for these periods.

13. Stockholders' Equity and Employee Benefit Plans
Shares issued for Acquisition
On January 9, 2017, the Company issued 196,249 shares of common stock to acquire 100% of the general partnership interests of Innovative Valve Components. On October 2, 2017, the Company issued 11.5 million shares of common stock to acquire the remaining membership interests in Global Tubing. Refer to Note 4 Acquisitions & Dispositions for further details on these acquisitions.
Equity offering
In December 2016, the Company offered and sold 4.0 million shares of the Company’s common stock and raised $85.1 million in cash (net of expenses) pursuant to a public equity offering.
Employee benefit plans
We sponsor a 401(k) savings plan for U.S. employees and related savings plans for certain non-U.S. employees. These plans benefit eligible employees by allowing them the opportunity to make contributions up to certain limits. We contribute by matching a percentage of each employee’s contributions. In 2016, for certain plans, we temporarily suspended the matching of contributions. Subsequent to the closing of all acquisitions, employees of those acquired entities will generally be eligible to participate in the Company’s 401(k) savings plan. We also have the discretion to provide a profit sharing contribution to each participant depending on the Company’s performance for the applicable year. The expense under the Company’s plan was $6.2 million, $5.4 million, and $1.4 million for the years ended December 31, 2018, 2017 and 2016, respectively.
The Company has an Employee Stock Purchase Plan, which allows eligible employees to purchase shares of the Company’s common stock at six-month intervals through periodic payroll deductions at a price per share equal to 85.0% of the lower of the fair market value at the beginning and ending of the six-month intervals.

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
FET stock based compensation plan
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
In May 2016, the Company created a new 2016 Stock and Incentive Plan (the “ 2016 Plan”). Under the terms of the 2016 Plan, the aggregate number of shares that may be issued may not exceed the number of shares reserved but not issued under the 2010 Plan as of May 17, 2016, the effective date of the 2016 plan, a total of 5.7 million shares. No further awards shall be made under the 2010 Plan after such date, and outstanding awards granted under the 2010 Plan shall continue to be outstanding. Approximately 2.8 million shares remained available under the 2016 Plan for future grants as of December 31, 2018.
The total amount of stock based compensation expense recorded was approximately $19.9 million, $20.3 million and $20.5 million for the years ended December 31, 2018, 2017 and 2016, respectively. As of December 31, 2018, the Company expects to record stock based compensation expense of approximately $27.0 million over a weighted average remaining term of approximately two years. Future grants will result in additional compensation expense.
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

2018 Activity	Number of shares (in thousands)	Weighted average exercise price	Remaining weighted average contractual life in years	Intrinsic value (in millions)
Beginning balance	5,817	$12.66	4.6	$—
Granted	505	$12.00
Exercised	(35)	$7.11
Forfeited/expired	(547)	$15.22
Total outstanding	5,740	$12.39	3.7	$—
Options exercisable	4,850	$12.25	3.0	$—
As of December 31, 2018, the share price of the Company was less than the exercise price for all outstanding stock options and, therefore, the intrinsic value for stock options outstanding and exercisable were both zero.
The assumptions used in the Black-Scholes pricing model to estimate the fair value of the options granted in 2018, 2017 and 2016 are as follows:

	2018	2017	2016
Weighted average fair value	$5.62	$8.95	$3.85
Assumptions
Expected life (in years)	6.25	6.25	6.25
Volatility	44%	43%	40%
Dividend yield	—%	—%	—%
Risk free interest rate	2.74%	2.11%	1.40%

Forum Energy Technologies, Inc. and subsidiaries
Notes to consolidated financial statements (continued)

The intrinsic value of the options exercised was $0.2 million in 2018, $1.6 million in 2017 and $1.3 million in 2016. The intrinsic value is the amount by which the fair value of the underlying share exceeds the exercise price of an option.
Restricted stock
Restricted stock generally vests over a three or four year period from the date of grant. The following table provides additional information related to our restricted stock:

2018 Activity	Restricted stock (shares in thousands)
Nonvested at beginning of year	292
Granted	63
Vested	(124)
Forfeited	(36)
Nonvested at the end of year	195
The weighted average grant date fair value of the restricted stock was $12.00, $19.00 and $10.28 per share during the years ended December 31, 2018, 2017 and 2016, respectively. The total fair value of shares vested was $1.7 million during 2018, $2.3 million during 2017 and $3.9 million during 2016.
Restricted stock units
Restricted stock units generally vest over a three or four year period from the date of grant. The following table provides additional information related to our restricted stock units:

2018 Activity	Restricted stock units (shares in thousands)
Nonvested at beginning of year	2,226
Granted	1,507
Vested	(856)
Forfeited	(422)
Nonvested at the end of year	2,455
The weighted average grant date fair value of the restricted stock units was $10.54, $17.97 and $9.74 per share during the years ended December 31, 2018, 2017 and 2016, respectively. The total fair value of units vested was $14.2 million, $10.0 million, and $8.4 million during 2018, 2017 and 2016, respectively.
Performance share awards
During 2018, the Company granted 160,010 performance share awards with service-vesting and market-vesting conditions. These awards may settle between zero and two shares of the Company’s common stock for each performance share unit awarded. The number of shares issued pursuant to the performance share awards will be determined based on the total shareholder return of the Company’s common stock as compared to a group of peer companies, measured annually over a one-year, two-year, and three-year performance period.
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

Forum Energy Technologies, Inc. and subsidiaries
Notes to consolidated financial statements (continued)

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
The amounts indicated below as “Corporate” relate to costs and assets not allocated to the reportable segments. Summary financial data by segment follows (in thousands):

	Year ended December 31,
	2018	2017	2016
Revenue:
Drilling & Subsea	$229,078	$234,742	$224,447
Completions	477,987	260,191	131,786
Production & Infrastructure	361,407	327,287	233,754
Eliminations	(4,253)	(3,600)	(2,352)
Total revenue	$1,064,219	$818,620	$587,635

Segment operating income (loss):
Drilling & Subsea	$(33,688)	$(31,563)	$(53,055)
Completions	32,277	(6,746)	(45,609)
Production & Infrastructure	6,022	7,811	655
Corporate	(35,079)	(33,427)	(27,440)
Total segment operating loss	(30,468)	(63,925)	(125,449)
Goodwill and intangible asset impairments	363,522	69,062	—
Transaction expenses	3,446	6,511	865
Loss (gain) on disposal of assets and other	(438)	2,097	2,638
Operating loss	$(396,998)	$(141,595)	$(128,952)

Depreciation and amortization
Drilling & Subsea	$18,948	$25,582	$28,827
Completions	46,980	30,512	25,549
Production & Infrastructure	8,407	8,608	6,738
Corporate	173	427	646
Total depreciation and amortization	$74,508	$65,129	$61,760

Forum Energy Technologies, Inc. and subsidiaries
Notes to consolidated financial statements (continued)

A summary of capital expenditures by reportable segment is as follows (in thousands):

	Year ended December 31,
Capital expenditures	2018	2017	2016
Drilling & Subsea	$4,218	$5,424	$7,774
Completions	8,846	6,458	2,557
Production & Infrastructure	4,877	6,855	1,953
Corporate	6,102	7,972	4,544
Total capital expenditures	$24,043	$26,709	$16,828
A summary of consolidated assets by reportable segment is as follows (in thousands):

	Year ended December 31,
Assets	2018	2017	2016
Drilling & Subsea	$363,043	$645,254	$766,234
Completions	1,173,102	1,202,379	696,208
Production & Infrastructure	243,354	251,685	175,940
Corporate	50,153	95,910	196,810
Total assets	$1,829,652	$2,195,228	$1,835,192
Corporate assets primarily include deferred tax assets and deferred loan costs.
A summary of long-lived assets by country is as follows (in thousands):

	Year ended December 31,
Long-lived assets:	2018	2017	2016
United States	$868,295	$1,087,381	$809,545
Europe & Africa	100,451	213,008	184,768
Canada	87,221	88,280	79,403
Asia-Pacific	984	7,984	7,855
Middle East	6,049	7,362	3,175
Latin America	635	832	730
Total long-lived assets	$1,063,635	$1,404,847	$1,085,476
The following table presents our revenues disaggregated by geography based on shipping destination (in thousands):

	Year ended December 31,
	2018		2017		2016
Revenue:	$	%	$	%	$	%
United States	$811,724	76.3%	$621,445	76.0%	$361,941	61.7%
Canada	68,635	6.4%	60,898	7.4%	42,520	7.2%
Europe & Africa	57,632	5.4%	61,134	7.5%	77,847	13.2%
Middle East	54,541	5.1%	25,634	3.1%	25,975	4.4%
Asia-Pacific	46,503	4.4%	28,694	3.5%	51,880	8.8%
Latin America	25,184	2.4%	20,815	2.5%	27,472	4.7%
Total Revenue	$1,064,219	100.0%	$818,620	100.0%	$587,635	100.0%

Forum Energy Technologies, Inc. and subsidiaries
Notes to consolidated financial statements (continued)

The following table presents our revenues disaggregated by product line (in thousands):

	Year ended December 31,
	2018		2017		2016
Revenue:	$	%	$	%	$	%
Drilling Technologies	$178,293	16.6%	$169,045	20.6%	$136,033	23.3%
Subsea Technologies	50,785	4.8%	65,697	8.0%	88,414	15.0%
Downhole Technologies	104,974	9.9%	76,010	9.3%	59,545	10.1%
Stimulation and Intervention	228,627	21.5%	148,665	18.2%	72,241	12.3%
Coiled Tubing	144,386	13.6%	35,516	4.3%	—	—%
Production Equipment	141,169	13.3%	124,323	15.2%	77,166	13.1%
Valve Solutions	220,238	20.7%	202,964	24.8%	156,588	26.6%
Eliminations	(4,253)	(0.4)%	(3,600)	(0.4)%	(2,352)	(0.4)%
Total revenue	$1,064,219	100.0%	$818,620	100.0%	$587,635	100.0%

Forum Energy Technologies, Inc. and subsidiaries
Notes to consolidated financial statements (continued)

17. Condensed Consolidating Financial Statements
The Senior Notes are guaranteed by our domestic subsidiaries which are 100% owned, directly or indirectly, by the Company. The guarantees are full and unconditional, joint and several and on an unsecured basis.

Condensed consolidating statements of comprehensive loss

	Year ended December 31, 2018
	FET (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Revenue	$—	$936,319	$187,647	$(59,747)	$1,064,219
Cost of sales	—	717,519	151,787	(61,459)	807,847
Gross Profit	—	218,800	35,860	1,712	256,372
Operating Expenses
Selling, general and administrative expenses	—	231,492	55,488	—	286,980
Goodwill and intangible assets impairment	—	233,635	129,887	—	363,522
Transaction Expenses	—	2,926	520	—	3,446
Loss (gain) on disposal of assets and other	—	(1,274)	836	—	(438)
Total operating expenses	—	466,779	186,731	—	653,510
Earnings (loss) from equity investment	—	529	(389)	—	140
Equity loss from affiliate, net of tax	(348,557)	(118,601)	—	467,158	—
Operating loss	(348,557)	(366,051)	(151,260)	468,870	(396,998)
Other expense (income)
Interest expense	32,307	158	67	—	32,532
Foreign exchange and other gains, net	—	(296)	(5,974)	—	(6,270)
(Gain) loss on contribution of subsea rentals business	—	5,856	(39,362)	—	(33,506)
Total other (income) expense, net	32,307	5,718	(45,269)	—	(7,244)
Loss before income taxes	(380,864)	(371,769)	(105,991)	468,870	(389,754)
Income tax expense (benefit)	(6,784)	(23,212)	14,322	—	(15,674)
Net loss	(374,080)	(348,557)	(120,313)	468,870	(374,080)

Other comprehensive income (loss), net of tax:
Net loss	(374,080)	(348,557)	(120,313)	468,870	(374,080)
Change in foreign currency translation, net of tax of $0	(24,752)	(24,752)	(24,752)	49,504	(24,752)
Gain on pension liability	1,489	1,489	1,489	(2,978)	1,489
Comprehensive loss	$(397,343)	$(371,820)	$(143,576)	$515,396	$(397,343)

Forum Energy Technologies, Inc. and subsidiaries
Notes to consolidated financial statements (continued)

Condensed consolidating statements of comprehensive loss

	Year ended December 31, 2017
	FET (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Revenue	$—	$703,409	$182,417	$(67,206)	$818,620
Cost of sales	—	550,931	145,743	(66,842)	629,832
Gross Profit	—	152,478	36,674	(364)	188,788
Operating Expenses
Selling, general and administrative expenses	—	205,672	48,041	—	253,713
Goodwill and intangible assets impairment	—	33,301	35,761	—	69,062
Transaction Expenses	—	6,521	(10)	—	6,511
Loss on disposal of assets and other	—	1,981	116	—	2,097
Total operating expenses	—	247,475	83,908	—	331,383
Earnings from equity investment	—	1,000	—	—	1,000
Equity loss from affiliate, net of tax	(41,253)	(53,682)	—	94,935	—
Operating loss	(41,253)	(147,679)	(47,234)	94,571	(141,595)
Other expense (income)
Interest expense (income)	27,919	(569)	(542)	—	26,808
Foreign exchange and other losses (gains), net	—	(118)	7,386	—	7,268
Gain realized on previously held equity investment	—	(120,392)	—	—	(120,392)
Total other (income) expense, net	27,919	(121,079)	6,844	—	(86,316)
Loss before income taxes	(69,172)	(26,600)	(54,078)	94,571	(55,279)
Income tax expense (benefit)	(9,772)	14,653	(760)	—	4,121
Net loss	(59,400)	(41,253)	(53,318)	94,571	(59,400)

Other comprehensive income (loss), net of tax:
Net loss	(59,400)	(41,253)	(53,318)	94,571	(59,400)
Change in foreign currency translation, net of tax of $0	36,163	36,163	36,163	(72,326)	36,163
Gain on pension liability	107	107	107	(214)	107
Comprehensive loss	$(23,130)	$(4,983)	$(17,048)	$22,031	$(23,130)

Forum Energy Technologies, Inc. and subsidiaries
Notes to consolidated financial statements (continued)

Condensed consolidating statements of comprehensive loss

	Year ended December 31, 2016
	FET (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Revenue	$—	$436,785	$198,684	$(47,834)	$587,635
Cost of sales	—	375,509	161,190	(48,799)	487,900
Gross Profit	—	61,276	37,494	965	99,735
Operating Expenses
Selling, general and administrative expenses	—	187,974	39,034	—	227,008
Transaction Expenses	—	825	40	—	865
Loss on disposal of assets and other	—	2,616	22	—	2,638
Total operating expenses	—	191,415	39,096	—	230,511
Earnings from equity investment	—	1,824	—	—	1,824
Equity earnings (loss) from affiliate, net of tax	(62,180)	14,663	—	47,517	—
Operating loss	(62,180)	(113,652)	(1,602)	48,482	(128,952)
Other expense (income)
Interest expense (income)	27,480	(110)	40	—	27,410
Foreign exchange and other gains, net	—	(5,264)	(16,077)	—	(21,341)
Deferred loan costs written off	2,978	—	—	—	2,978
Total other (income) expense, net	30,458	(5,374)	(16,037)	—	9,047
Income (loss) before income taxes	(92,638)	(108,278)	14,435	48,482	(137,999)
Income tax expense (benefit)	(10,660)	(46,098)	707	—	(56,051)
Net income (loss)	(81,978)	(62,180)	13,728	48,482	(81,948)
Less: Income attributable to noncontrolling interest	—	—	30	—	30
Net income (loss) attributable to common stockholders	(81,978)	(62,180)	13,698	48,482	(81,978)

Other comprehensive income (loss), net of tax:
Net income (loss)	(81,978)	(62,180)	13,728	48,482	(81,948)
Change in foreign currency translation, net of tax of $0	(45,722)	(45,722)	(45,722)	91,444	(45,722)
Loss on pension liability	(335)	(335)	(335)	670	(335)
Comprehensive loss	(128,035)	(108,237)	(32,329)	140,596	(128,005)
Less: comprehensive loss attributable to noncontrolling interests	—	—	(162)	—	(162)
Comprehensive loss attributable to common stockholders	$(128,035)	$(108,237)	$(32,491)	$140,596	$(128,167)

Forum Energy Technologies, Inc. and subsidiaries
Notes to consolidated financial statements (continued)

Condensed consolidating balance sheets

	December 31, 2018
	FET (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries		Eliminations	Consolidated
	(in thousands)
Assets
Current assets
Cash and cash equivalents	$—	$24,977	$22,264		$—	$47,241
Accounts receivable—trade, net	—	177,986	28,069		—	206,055
Inventories, net	—	416,237	69,878		(7,092)	479,023
Prepaid expenses and other current assets	—	23,585	92		—	23,677
Costs and estimated profits in excess of billings	—	6,202	2,957		—	9,159
Accrued revenue	—	—	862		—	862
Total current assets	—	648,987	124,122		(7,092)	766,017
Property and equipment, net of accumulated depreciation	—	156,434	20,924		—	177,358
Deferred financing costs, net	2,071	—	—		—	2,071
Intangible assets	—	320,056	38,992		—	359,048
Goodwill	—	433,415	36,232		—	469,647
Investment in unconsolidated subsidiary	—	1,222	43,760		—	44,982
Deferred income taxes, net	—	1,170	64		—	1,234
Other long-term assets	—	4,194	5,101		—	9,295
Investment in affiliates	877,764	265,714	—		(1,143,478)	—
Long-term advances to affiliates	674,220	—	98,532		(772,752)	—
Total assets	$1,554,055	$1,831,192	$367,727		$(1,923,322)	$1,829,652
Liabilities and equity
Current liabilities
Current portion of long-term debt	$—	$1,150	$17		$—	$1,167
Accounts payable—trade	—	121,019	22,167		—	143,186
Accrued liabilities	6,873	40,913	33,246		—	81,032
Deferred revenue	—	4,742	3,593		—	8,335
Billings in excess of costs and profits recognized	—	84	3,126		—	3,210
Total current liabilities	6,873	167,908	62,149		—	236,930
Long-term debt, net of current portion	517,056	480	8	—	—	517,544
Deferred income taxes, net	—	—	15,299		—	15,299
Other long-term liabilities	—	12,288	17,465		—	29,753
Long-term payables to affiliates	—	772,752	—		(772,752)	—
Total liabilities	523,929	953,428	94,921		(772,752)	799,526
						—
Total equity	1,030,126	877,764	272,806		(1,150,570)	1,030,126
Total liabilities and equity	$1,554,055	$1,831,192	$367,727		$(1,923,322)	$1,829,652

Forum Energy Technologies, Inc. and subsidiaries
Notes to consolidated financial statements (continued)

Condensed consolidating balance sheets

	December 31, 2017
	FET (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries		Eliminations	Consolidated
	(in thousands)
Assets
Current assets
Cash and cash equivalents	$—	$73,981	$41,235		$—	$115,216
Accounts receivable—trade, net	—	168,162	34,752		—	202,914
Inventories, net	—	374,527	77,454		(8,804)	443,177
Prepaid expenses and other current assets	—	12,679	6,811		—	19,490
Costs and estimated profits in excess of billings	—	9,584	—		—	9,584
Total current assets	—	638,933	160,252		(8,804)	790,381
Property and equipment, net of accumulated depreciation	—	167,407	29,874		—	197,281
Deferred financing costs, net	2,900	—	—		—	2,900
Intangible assets	—	390,752	52,312		—	443,064
Goodwill	—	599,677	155,568		—	755,245
Deferred income taxes, net	—	—	3,344		—	3,344
Other long-term assets	—	2,086	927		—	3,013
Investment in affiliates	1,250,593	418,799	—		(1,669,392)	—
Long-term advances to affiliates	667,968	—	90,524		(758,492)	—
Total assets	$1,921,461	$2,217,654	$492,801		$(2,436,688)	$2,195,228
Liabilities and equity
Current liabilities
Current portion of long-term debt	$—	$1,048	$108		$—	$1,156
Accounts payable—trade	—	117,158	20,526		—	137,684
Accrued liabilities	6,638	46,962	13,165		—	66,765
Deferred revenue	—	4,455	4,364		—	8,819
Billings in excess of costs and profits recognized	—	1,394	487		—	1,881
Total current liabilities	6,638	171,017	38,650		—	216,305
Long-term debt, net of current portion	505,807	908	35	—	—	506,750
Deferred income taxes, net	—	22,737	8,495		—	31,232
Other long-term liabilities	—	13,907	18,018		—	31,925
Long-term payables to affiliates	—	758,492	—		(758,492)	—
Total liabilities	512,445	967,061	65,198		(758,492)	786,212

Total equity	1,409,016	1,250,593	427,603		(1,678,196)	1,409,016
Total liabilities and equity	$1,921,461	$2,217,654	$492,801		$(2,436,688)	$2,195,228

Forum Energy Technologies, Inc. and subsidiaries
Notes to consolidated financial statements (continued)

Condensed consolidating statements of cash flows

	Year ended December 31, 2018
	FET (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Cash flows from operating activities	$10,461	$(76)	$15,972	$(23,950)	$2,407
Cash flows from investing activities
Capital expenditures for property and equipment	—	(20,288)	(3,755)	—	(24,043)
Acquisition of businesses, net of cash acquired	—	(60,622)	—	—	(60,622)
Investment in unconsolidated subsidiary	—	—	—	—	—
Proceeds from sale of business, property and equipment	—	5,192	4,066	—	9,258
Long-term loans and advances to affiliates	(18,130)	9,690	—	8,440	—
Net cash provided by (used in) investing activities	(18,130)	(66,028)	311	8,440	(75,407)
Cash flows from financing activities
Borrowings of debt	221,980	—	—	—	221,980
Repayments of debt	(211,783)	—	—	—	(211,783)
Repurchases of stock	(2,777)	—	—	—	(2,777)
Proceeds from stock issuance	249	—	—	—	249
Payment of capital lease obligations	—	(1,030)	(117)	—	(1,147)
Long-term loans and advances to affiliates	—	18,130	(9,690)	(8,440)	—
Dividend paid to affiliates	—	—	(23,950)	23,950	—
Net cash provided by (used in) financing activities	7,669	17,100	(33,757)	15,510	6,522

Effect of exchange rate changes on cash	—	—	(1,497)	—	(1,497)

Net decrease in cash, cash equivalents and restricted cash	—	(49,004)	(18,971)	—	(67,975)
Cash, cash equivalents and restricted cash at beginning of period	—	73,981	41,235	—	115,216
Cash, cash equivalents and restricted cash at end of period	$—	$24,977	$22,264	$—	$47,241

Forum Energy Technologies, Inc. and subsidiaries
Notes to consolidated financial statements (continued)

Condensed consolidating statements of cash flows

	Year ended December 31, 2017
	FET (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Cash flows from operating activities	$(15,718)	$483	$3,702	$(28,500)	$(40,033)
Cash flows from investing activities
Capital expenditures for property and equipment	—	(20,499)	(6,210)	—	(26,709)
Acquisition of businesses, net of cash acquired	—	(157,297)	(4,892)	—	(162,189)
Investment in unconsolidated subsidiary	—	(1,041)	—	—	(1,041)
Proceeds from sale of property and equipment	—	2,038	(67)	—	1,971
Long-term loans and advances to affiliates	(86,097)	22,072	—	64,025	—
Net cash used in investing activities	(86,097)	(154,727)	(11,169)	64,025	(187,968)
Cash flows from financing activities
Borrowings of debt	107,431	—	—	—	107,431
Repurchases of stock	(4,742)	—	—	—	(4,742)
Proceeds from stock issuance	1,491	—	—	—	1,491
Payment of capital lease obligations	—	(1,147)	(40)	—	(1,187)
Deferred financing costs	(2,430)	—	—	—	(2,430)
Long-term loans and advances to affiliates	—	86,097	(22,072)	(64,025)	—
Dividend paid to affiliates	—	—	(28,500)	28,500	—
Net cash provided by (used in) financing activities	101,750	84,950	(50,612)	(35,525)	100,563

Effect of exchange rate changes on cash	—	—	8,232	—	8,232

Net decrease in cash, cash equivalents and restricted cash	(65)	(69,294)	(49,847)	—	(119,206)
Cash, cash equivalents and restricted cash at beginning of period	65	143,275	91,082	—	234,422
Cash, cash equivalents and restricted cash at end of period	$—	$73,981	$41,235	$—	$115,216

Forum Energy Technologies, Inc. and subsidiaries
Notes to consolidated financial statements (continued)

Condensed consolidating statements of cash flows

	Year ended December 31, 2016
	FET (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Cash flows from operating activities	$(16,882)	$31,055	$73,772	$(23,203)	$64,742
Cash flows from investing activities
Capital expenditures for property and equipment	—	(12,033)	(4,795)	—	(16,828)
Acquisition of businesses, net of cash acquired	—	(4,072)	—	—	(4,072)
Proceeds from sale of property and equipment	—	9,442	321	—	9,763
Long-term loans and advances to affiliates	(69,340)	12,912	—	56,428	—
Net cash provided by (used in) investing activities	(69,340)	6,249	(4,474)	56,428	(11,137)
Cash flows from financing activities
Repurchases of stock	(623)	—	—	—	(623)
Proceeds from stock issuance	87,676	—	—	—	87,676
Payment of capital lease obligations	—	(253)	161	—	(92)
Deferred financing costs	(766)	—	—	—	(766)
Long-term loans and advances to affiliates	—	69,340	(12,912)	(56,428)	—
Dividend paid to affiliates	—	—	(23,203)	23,203	—
Net cash provided by (used in) financing activities	86,287	69,087	(35,954)	(33,225)	86,195

Effect of exchange rate changes on cash	—	—	(14,627)	—	(14,627)

Net increase in cash, cash equivalents and restricted cash	65	106,391	18,717	—	125,173
Cash, cash equivalents and restricted cash at beginning of period	—	36,884	72,365	—	109,249
Cash, cash equivalents and restricted cash at end of period	$65	$143,275	$91,082	$—	$234,422

Forum Energy Technologies, Inc. and subsidiaries
Notes to consolidated financial statements (continued)

18. Quarterly Results of Operations (Unaudited)
The following tables summarize the Company’s results by quarter for the years ended December 31, 2018 and 2017. The quarterly results may not be comparable primarily due to acquisitions in 2018, 2017 and 2016. Refer to Note 4 Acquisitions & Dispositions for further information.

	2018
(in thousands, except per share information)	Q1	Q2	Q3	Q4
Revenues	$250,231	$274,003	$267,037	$272,948
Cost of sales	182,944	201,334	192,496	231,073
Gross profit	67,287	72,669	74,541	41,875
Total operating expenses (1)	73,030	84,721	72,764	422,995
Earnings (loss) from equity investment	(963)	350	659	94
Operating income (loss)	(6,706)	(11,702)	2,436	(381,026)
Total other expense (income), net (2)	(21,868)	2,001	6,598	6,025
Income (loss) before income taxes	15,162	(13,703)	(4,162)	(387,051)
Income tax expense (benefit)	(12,904)	1,646	(1,108)	(3,308)
Net income (loss)	28,066	(15,349)	(3,054)	(383,743)

Weighted average shares outstanding
Basic	108,423	108,714	108,856	109,082
Diluted	110,857	108,714	108,856	109,082
Earnings (loss) per share
Basic	$0.26	$(0.14)	$(0.03)	$(3.52)
Diluted	$0.25	$(0.14)	$(0.03)	$(3.52)

(1)
Total operating expenses included $14.5 million of intangible asset impairments for the Subsea and Downhole product lines in Q2, $298.8 million of goodwill impairment charges in Q4 and $50.2 million of intangible asset impairments in Q4. See Note 7 Goodwill and Intangible Assets for further information related to these charges.

(2)	Total other expenses included a $33.5 million gain on contribution of our subsea rentals business in Q1. See Note 4 Acquisitions & Dispositions for further information related to this gain.

Forum Energy Technologies, Inc. and subsidiaries
Notes to consolidated financial statements (continued)

	2017
(in thousands, except per share information)	Q1	Q2	Q3	Q4
Revenues	$171,096	$201,115	$198,709	$247,700
Cost of sales	132,117	151,860	151,150	194,705
Gross profit	38,979	49,255	47,559	52,995
Total operating expenses (1)	61,056	131,779	64,839	73,709
Earnings (loss) from equity investment	1,462	2,568	3,361	(6,391)
Operating loss	(20,615)	(79,956)	(13,919)	(27,105)
Total other expense (income), net (2)	8,126	8,987	8,726	(112,155)
Income (loss) before income taxes	(28,741)	(88,943)	(22,645)	85,050
Income tax expense (benefit)	(12,973)	(11,070)	(7,817)	35,981
Net income (loss)	(15,768)	(77,873)	(14,828)	49,069

Weighted average shares outstanding
Basic	95,860	96,170	96,275	105,947
Diluted	95,860	96,170	96,275	108,581
Earnings (loss) per share
Basic	$(0.16)	$(0.81)	$(0.15)	$0.46
Diluted	$(0.16)	$(0.81)	$(0.15)	$0.45

(1)	Total operating expenses in Q2 included a $68.0 million goodwill impairment for our Subsea reporting unit. See Note 7 Goodwill and Intangible Assets for further information related to this charges.

(2)	Total other expenses in Q4 included a $120.4 million gain realized on our previously held equity investment. See Note 4 Acquisitions & Dispositions for further information related to this gain.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) of the Exchange Act). The Company’s disclosure controls and procedures have been designed to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Our disclosure controls and procedures include controls and procedures designed to provide reasonable assurance that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Our management, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b) as of December 31, 2018. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2018.
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
Our management performed an assessment of the overall effectiveness of our internal control over financial reporting as of December 31, 2018, utilizing the criteria described in the “Internal Control - Integrated Framework” (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has concluded that the Company’s internal control over financial reporting is effective as of December 31, 2018.
Our independent registered public accounting firm, PricewaterhouseCoopers LLP, audited the effectiveness of our internal control over financial reporting as of December 31, 2018, as stated in their report which appears herein.
Remediation of Material Weakness
As previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, management identified the following material weakness in the operation of our internal control over financial reporting that existed as of December 31, 2017:
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
During the fiscal year ended December 31, 2018, our management, with oversight from our Audit Committee, developed and implemented remediation plans in response to the identified material weakness described above. These plans included the implementation of additional controls and procedures to address the development of fair value measurements utilized in the application of the acquisition method of accounting for business combinations, and for purposes of testing goodwill for impairment. We finalized the testing of these new controls and procedures during the quarter ended December 31, 2018. Based on the results of procedures performed, management concluded that the previously identified material weakness has been remediated as of December 31, 2018.
Changes in Internal Control over Financial Reporting
There have been no changes in internal control over financial reporting during the quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Item 9B. Other information
None.
Item 10. Directors, executive officers and corporate governance
Information required by this item is incorporated herein by reference to our Proxy Statement for the 2019 Annual Meeting of Stockholders.
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

Item 11. Executive compensation
Information required by this item is incorporated herein by reference to our Proxy Statement for the 2019 Annual Meeting of Stockholders.

Item 12. Security ownership of certain beneficial owners and management and related stockholder matters
Information required by this item is incorporated herein by reference to our Proxy Statement for the 2019 Annual Meeting of Stockholders.

Item 13. Certain Relationships and Related Transactions, and Director Independence
Information required by this item is incorporated herein by reference to our Proxy Statement for the 2019 Annual Meeting of Stockholders.

Item 14. Principal accountant fees and services
Information required by this item is incorporated herein by reference to our Proxy Statement for the 2019 Annual Meeting of Stockholders.

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

10.2*#	Form of Nonstatutory Stock Option Agreement (Employees and Consultants) (incorporated herein by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q, filed on April 29, 2014).

10.3*#	Form of Restricted Stock Unit Agreement (Employees and Consultants) (incorporated herein by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q, filed May 1, 2015).

10.4*#	Form of Nonstatutory Stock Option Agreement (Employees and Consultants) (incorporated herein by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q, filed on May 1, 2015).

10.5*#
Form of Nonstatutory Stock Option Agreement - Three Year Cliff Vesting (Employees and Consultants) (incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, filed on October 30, 2015).

10.6*#
Employment Agreement dated as of August 2, 2010 between Forum Energy Technologies, Inc. and C. Christopher Gaut (incorporated herein by reference to Exhibit 10.2 to the Registration Statement, filed on August 31, 2011) ) (File No. 333-180676).

10.7*#
Employment Agreement dated as of October 25, 2010 between Forum Energy Technologies, Inc. and James L. McCulloch (incorporated herein by reference to Exhibit 10.7 to the Registration Statement, filed on August 31, 2011) ) (File No. 333-180676).

10.8*#
Amendment to Employment Agreement dated as of April 12, 2012 between Forum Energy Technologies, Inc. and C. Christopher Gaut (incorporated herein by reference to Exhibit 10.2 on the Company’s Current Report on Form 8-K, filed on April 17, 2012) (File No. 1-35504).

10.9*#
Amendment to Employment Agreement dated as of April 12, 2012 between Forum Energy Technologies, Inc. and James W. Harris (incorporated herein by reference to Exhibit 10.4 on the Company’s Current Report on Form 8-K, filed on April 17, 2012).

10.10*#
Amendment to Employment Agreement dated as of April 12, 2012 between Forum Energy Technologies, Inc. and James L. McCulloch (incorporated herein by reference to Exhibit 10.5 on the Company’s Current Report on Form 8-K, filed on April 17, 2012).

10.11*#
Employment Agreement dated as of January 13, 2014 between Forum Energy Technologies, Inc. and Prady Iyyanki (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on January 8, 2014).

10.12*#
Employment Agreement, dated February 16, 2018, by and between Forum Energy Technologies, Inc. and C. Christopher Gaut (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed on February 21, 2018).

10.13*#
Indemnification Agreement dated as of August 2, 2010 between Forum Energy Technologies and C. Christopher Gaut (incorporated herein by reference to Exhibit 10.9 to the Registration Statement, filed on August 31, 2011) (File No. 333-180676).

10.14*#
Form of Indemnification Agreement between Forum Energy Technologies, Inc. and the executive officers identified on Annex A thereto (incorporated herein by reference to Exhibit 10.10 to the Registration Statement, filed on August 31, 2011) (File No. 333-180676).

10.15*#
Form of Indemnification Agreement between Forum Energy Technologies and each of the non-SCF directors identified on Annex A thereto (incorporated herein by reference to Exhibit 10.11 to the Registration Statement, filed on August 31, 2011) (File No. 333-180676).

10.16*#
Form of Indemnification Agreement between Forum Energy Technologies and each of the SCF directors identified on Annex A thereto (incorporated herein by reference to Exhibit 10.12 to the Registration Statement, filed on August 31, 2011) (File No. 333-180676).

10.17*#	Forum Energy Technologies, Inc. Severance Plan (incorporated herein by reference to Exhibit 10.15 to the Registration Statement, filed on August 31, 2011) (File No. 333-180676).

10.18*#	Forum Energy Technologies, Inc. Deferred Compensation and Restoration Plan (incorporated herein by reference to Exhibit 10.6 to the Company’s Current Report on Form 10-Q, filed on May 3, 2013).

10.19*#
Letter Agreement dated March 28, 2012 between Forum Energy Technologies, Inc. and Tinicum, L.P. (incorporated herein by reference to Exhibit 10.31 to Amendment No. 5 to the Registration Statement, filed on March 29, 2012) (File No. 333-180676).

10.20*#
Forum Energy Technologies, Inc. 2010 Stock Incentive Plan (as amended and restated effective August 15, 2012) (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 10- Q, filed November 6, 2012) (File No. 1-35504).

10.21*#
Subscription Agreement dated July 16, 2010 by and among Forum Oilfield Technologies, Inc., SCF-VII, L.P., Sunray Capital, LP, C. Christopher Gaut and W. Patrick Connelly, as amended (incorporated herein by reference to Exhibit 10.21 to the Registration Statement, filed on August 31, 2011) (File No. 333-180676).

10.22*#	Retirement and Separation Agreement, effective as of December 18, 2014 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on December 18, 2014).

10.23*#
Severance Agreement dated as of February 16, 2018 between Forum Energy Technologies, Inc. and Pablo G. Mercado (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on February 21, 2018).

10.24*#
Severance Agreement dated as of February 16, 2018 between Forum Energy Technologies, Inc. and Michael D. Danford (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on February 21, 2018).

10.25*#
Severance Agreement dated as of December 19, 2018 between Forum Energy Technologies, Inc. and C. Christopher Gaut (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K/A, filed on December 21, 2018).

10.26#	Severance Agreement dated as of September 1, 2018 between Forum Energy Technologies, Inc. and D. Lyle Williams.

10.27*#
Retirement Agreement dated as of July 31, 2018 between Forum Energy Technologies, Inc. and James W. Harris (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on August 2, 2018).

10.28*#	Form of Restricted Stock Unit Agreement (Employees and Consultants - Group 1) (incorporated herein by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q, filed on May 3, 2016).

10.29*#	Form of Restricted Stock Unit Agreement (Employees and Consultants - Group 2) (incorporated herein by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q, filed on May 3, 2016).

10.30*#	Form of Restricted Stock Agreement (Employees and Consultants) (incorporated herein by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q, filed on May 3, 2016).

10.31*#	Form of Nonstatutory Stock Option Agreement (Employees and Consultants) (incorporated herein by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q, filed on May 3, 2016).

10.32*#	Form of Performance Share Award Agreement (Employees and Consultants) (incorporated herein by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q, filed on May 3, 2016).

10.33*#	Forum Energy Technologies, Inc. 2016 Stock and Incentive Plan (incorporated herein by reference to Appendix A to the Company’s Proxy Statement on Schedule 14A filed on April 1, 2016).

10.34*#	Form of Restricted Stock Unit Agreement (Employees and Consultants) (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed on November 2, 2016).

10.35*#	Form of Restricted Stock Unit Agreement (Employees and Consultants - Group 1) (incorporated herein by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q, filed on May 2, 2017).

10.36*#	Form of Restricted Stock Unit Agreement (Employees and Consultants - Group 2) (incorporated herein by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q, filed on May 2, 2017).

10.37*#	Form of Nonstatutory Stock Option Agreement (Employees and Consultants) (incorporated herein by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q, filed on May 2, 2017).

10.38*#	Form of Performance Share Award Agreement (Employees and Consultants) (incorporated herein by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q, filed on May 2, 2017).

10.39*#	Amended and Restated Employee Stock Purchase Plan, dated as of July 1, 2017 (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed on August 1, 2017).

10.40*#	Form of Restricted Stock Agreement (Directors) (incorporated herein by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q, filed on May 2, 2018).

10.41*#	Form of Restricted Stock Unit Agreement (Directors) (incorporated herein by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q, filed on May 2, 2018).

10.42*#	Form of Restricted Stock Unit Agreement (Employees and Consultants - Group 1) (incorporated herein by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q, filed on May 2, 2018).

10.43*#	Form of Restricted Stock Unit Agreement (Employees and Consultants - Group 2) (incorporated herein by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q, filed on May 2, 2018).

10.44*#	Form of Nonstatutory Stock Option Agreement (Employees and Consultants) (incorporated herein by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q, filed on May 2, 2018).

10.45*#	Form of Performance Share Award Agreement (Employees and Consultants) (incorporated herein by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q, filed on May 2, 2018).

10.46*
Purchase and Sale Agreement, dated August 25, 2017, by and among Q-GT (V) Investment Partners, LLC, Forum Energy Technologies, Inc. and Global Tubing, LLC (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on August 28, 2017).

10.47*
Amendment No. 2 to the Registration Rights Agreement, dated as of August 25, 2017, by and among Forum Energy Technologies and the other parties thereto (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on August 28, 2017).

10.48*
Registration Rights Agreement, dated as of October 2, 2017, by and between Forum Energy Technologies, Inc. and Q-GT (V) Investment Partners, LLC (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on October 3, 2017).

10.49*
Third Amended and Restated Credit Agreement, dated as of October 30, 2017, by and among Forum Energy Technologies, Inc., Forum Canada ULC, Wells Fargo Bank, National Association, as administrative agent, and the lenders party thereto (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on November 2, 2017).

10.50*#	Form of Restricted Stock Unit Agreement (Gaut).

10.51*#	Form of Performance Share Award Agreement (Gaut).

21.1**	Subsidiaries of Forum Energy Technologies, Inc.

23.1**	Consent of PricewaterhouseCoopers LLP.

31.1**	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.
* Previously filed.
** Filed herewith.
# Identifies management contracts and compensatory plans or arrangements.

Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FORUM ENERGY TECHNOLOGIES, INC.
	By:	/s/ Pablo G. Mercado
February 28, 2019		Pablo G. Mercado
Senior Vice President, Chief Financial Officer and Treasurer
(As Duly Authorized Officer and Principal Financial Officer)

February 28, 2019	By:	/s/ Tylar K. Schmitt
Tylar K. Schmitt
Vice President and Chief Accounting Officer
(As Duly Authorized Officer and Principal Accounting Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities an on the dates indicated.

Signature	Title	Date

/s/ C. Christopher Gaut	President, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	February 28, 2019
C. Christopher Gaut

/s/ Pablo G. Mercado	Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)	February 28, 2019
Pablo G. Mercado

/s/ Tylar K. Schmitt	Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 28, 2019
Tylar K. Schmitt

/s/ Evelyn M. Angelle	Director	February 28, 2019
Evelyn M. Angelle

/s/ David C. Baldwin	Director	February 28, 2019
David C. Baldwin

/s/ John A. Carrig	Director	February 28, 2019
John A. Carrig

/s/ Michael McShane	Director	February 28, 2019
Michael McShane

/s/ Terence O’Toole	Director	February 28, 2019
Terence O’Toole

/s/ Louis A. Raspino	Director	February 28, 2019
Louis A. Raspino

/s/ John Schmitz	Director	February 28, 2019
John Schmitz

/s/ Andrew L. Waite	Director	February 28, 2019
Andrew L. Waite