Form 10-Q
period 2019-03-31
FORUM ENERGY TECHNOLOGIES, INC.
filed 2019-05-01
CIK 1401257

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________________
FORM 10-Q
___________________________________

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2019
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of April 29, 2019 there were 109,910,427 common shares outstanding.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
Forum Energy Technologies, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended March 31,
(in thousands, except per share information)	2019	2018
Revenue	$271,842	$250,231
Cost of sales	201,744	182,944
Gross profit	70,098	67,287
Operating expenses
Selling, general and administrative expenses	68,968	72,091
Transaction expenses	593	1,336
Contingent consideration benefit	(4,629)	—
Loss (gain) on disposal of assets and other	20	(397)
Total operating expenses	64,952	73,030
Loss from equity investment	(849)	(963)
Operating income (loss)	4,297	(6,706)
Other expense (income)
Interest expense	8,181	8,087
Foreign exchange and other losses, net	2,277	3,551
Gain on contribution of subsea rentals business	—	(33,506)
Total other (income) expense, net	10,458	(21,868)
Income (loss) before income taxes	(6,161)	15,162
Income tax expense (benefit)	1,727	(12,904)
Net income (loss)	(7,888)	28,066

Weighted average shares outstanding
Basic	109,643	108,423
Diluted	109,643	110,857
Earnings (loss) per share
Basic	$(0.07)	$0.26
Diluted	(0.07)	0.25

Other comprehensive income (loss), net of tax:
Net income (loss)	(7,888)	28,066
Change in foreign currency translation, net of tax of $0	4,834	6,287
Gain (loss) on pension liability	(9)	16
Comprehensive income (loss)	$(3,063)	$34,369
The accompanying notes are an integral part of these condensed consolidated financial statements.

Forum Energy Technologies, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)

(in thousands, except share information)	March 31, 2019	December 31, 2018
Assets
Current assets
Cash and cash equivalents	$29,694	$47,241
Accounts receivable—trade, net of allowances of $9,343 and $7,432	203,645	206,055
Inventories, net	471,641	479,023
Prepaid expenses and other current assets	28,746	23,677
Accrued revenue	1,020	862
Costs and estimated profits in excess of billings	8,074	9,159
Total current assets	742,820	766,017
Property and equipment, net of accumulated depreciation	173,172	177,358
Operating lease assets	55,408	—
Deferred financing costs, net	1,864	2,071
Intangible assets	350,309	359,048
Goodwill	470,674	469,647
Investment in unconsolidated subsidiary	45,119	44,982
Deferred income taxes, net	1,735	1,234
Other long-term assets	9,069	9,295
Total assets	$1,850,170	$1,829,652
Liabilities and equity
Current liabilities
Current portion of long-term debt	$108	$1,167
Accounts payable—trade	152,310	143,186
Accrued liabilities	72,846	81,032
Deferred revenue	7,010	8,335
Billings in excess of costs and profits recognized	1,426	3,210
Total current liabilities	233,700	236,930
Long-term debt, net of current portion	487,916	517,544
Deferred income taxes, net	14,779	15,299
Operating lease liabilities	55,952	—
Other long-term liabilities	26,764	29,753
Total liabilities	819,111	799,526
Commitments and contingencies
Equity
Common stock, $0.01 par value, 296,000,000 shares authorized, 118,277,326 and 117,411,158 shares issued	1,183	1,174
Additional paid-in capital	1,218,963	1,214,928
Treasury stock at cost, 8,208,588 and 8,200,477 shares	(134,482)	(134,434)
Retained earnings	55,800	63,688
Accumulated other comprehensive loss	(110,405)	(115,230)
Total equity	1,031,059	1,030,126
Total liabilities and equity	$1,850,170	$1,829,652
The accompanying notes are an integral part of these condensed consolidated financial statements.

Forum Energy Technologies, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
(in thousands)	2019	2018
Cash flows from operating activities
Net income (loss)	$(7,888)	$28,066
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation expense	7,513	8,158
Amortization of intangible assets	8,846	10,500
Inventory write down	377	2,455
Stock-based compensation expense	3,910	5,302
Loss from unconsolidated subsidiary	849	963
Contingent consideration benefit	(4,629)	—
Gain on contribution of subsea rentals business	—	(33,506)
Deferred income taxes	(1,021)	(2,735)
Noncash losses (gains) and other, net	4,847	531
Changes in operating assets and liabilities
Accounts receivable—trade	684	3,034
Inventories	6,948	(27,363)
Prepaid expenses and other assets	(3,031)	(16,770)
Cost and estimated profit in excess of billings	1,015	(3,420)
Accounts payable, deferred revenue and other accrued liabilities	1,251	6,528
Billings in excess of costs and estimated profits earned	(1,784)	(1,065)
Net cash provided by (used in) operating activities	$17,887	$(19,322)
Cash flows from investing activities
Capital expenditures for property and equipment	(3,687)	(5,080)
Proceeds from sale of business, property and equipment	134	5,074
Net cash used in investing activities	$(3,553)	$(6)
Cash flows from financing activities
Borrowings of debt	20,000	—
Repayments of debt	(51,063)	(50,729)
Repurchases of stock	(973)	(1,946)
Net cash used in financing activities	$(32,036)	$(52,675)

Effect of exchange rate changes on cash	155	(873)

Net decrease in cash, cash equivalents and restricted cash	(17,547)	(72,876)
Cash, cash equivalents and restricted cash at beginning of period	47,241	115,216
Cash, cash equivalents and restricted cash at end of period	$29,694	$42,340

Noncash activities (1)
Assets contributed for equity method investment	$—	$18,070
Note receivable related to equity method investment transaction	$—	$4,067
(1) See Note 8 Leases for additional information noncash activities related to leases and the impact from adoption of ASU 842.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Forum Energy Technologies, Inc. and subsidiaries
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited)

Three Months Ended March 31, 2018
(in thousands)	Common stock	Additional paid-in capital	Treasury stock	Retained earnings	Accumulated other comprehensive income / (loss)	Total equity
Balance at December 31, 2017	$1,163	$1,195,339	$(134,293)	$438,774	$(91,967)	$1,409,016
Stock-based compensation expense	—	5,302	—	—	—	5,302
Restricted stock issuance, net of forfeitures	4	(1,611)	—	—	—	(1,607)
Issuance of performance shares	2	(275)	—	—	—	(273)
Shares issued in employee stock purchase plan	1	995	—	—	—	996
Contingent shares issued for acquisition of Cooper	—	125	—	—	—	125
Treasury stock	—	—	(66)	—	—	(66)
Adjustment for adoption of ASU 2016-16 (Intra-entity asset transfers)	—	—	—	(1,006)	—	(1,006)
Currency translation adjustment	—	—	—	—	6,287	6,287
Change in pension liability	—	—	—	—	16	16
Net income	—	—	—	28,066	—	28,066
Balance at March 31, 2018	$1,170	$1,199,875	$(134,359)	$465,834	$(85,664)	$1,446,856

Three Months Ended March 31, 2019
(in thousands)	Common stock	Additional paid-in capital	Treasury stock	Retained earnings	Accumulated other comprehensive income / (loss)	Total equity
Balance at December 31, 2018	$1,174	$1,214,928	$(134,434)	$63,688	$(115,230)	$1,030,126
Stock-based compensation expense	—	3,910	—	—	—	3,910
Restricted stock issuance, net of forfeitures	6	(931)	—	—	—	(925)
Shares issued in employee stock purchase plan	2	682	—	—	—	684
Contingent shares issued for acquisition of Cooper	1	374	—	—	—	375
Treasury stock	—	—	(48)	—	—	(48)
Currency translation adjustment	—	—	—	—	4,834	4,834
Change in pension liability	—	—	—	—	(9)	(9)
Net loss	—	—	—	(7,888)	—	(7,888)
Balance at March 31, 2019	$1,183	$1,218,963	$(134,482)	$55,800	$(110,405)	$1,031,059
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
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of the Company include the accounts of the Company and its subsidiaries. All intercompany transactions have been eliminated in consolidation.
Our investments in operating entities where we have the ability to exert significant influence, but do not control operating and financial policies, are accounted for using the equity method of accounting, with our share of the net income reported in “Loss from equity investment” in the condensed consolidated statements of comprehensive income (loss). These investments are included in “Investment in unconsolidated subsidiary” in the condensed consolidated balance sheets. The Company’s share of equity earnings are reported within operating income (loss), as the investee’s operations are integral to the operations of the Company.
In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for the fair statement of the Company’s financial position, results of operations and cash flows have been included. Operating results for the three months ended March 31, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019 or any other interim period.
These interim financial statements are unaudited and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete consolidated financial statements and should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2018, which are included in the Company’s 2018 Annual Report on Form 10-K filed with the SEC on February 28, 2019 (the “Annual Report”).
Change of Segment
In the first quarter 2019, we changed our reporting segments in order to align with business activity drivers and the manner in which management reviews and evaluates operating performance. Forum now operates in the following three reporting segments: Drilling & Downhole, Completions and Production. This move better aligns with the key phases of the well cycle and provides improved operating efficiencies. Historically, we operated in three business segments: Drilling & Subsea, Completions, and Production & Infrastructure. We have moved the Downhole product line from Completions to Drilling & Subsea to form the new Drilling & Downhole segment. Completions retains the Stimulation & Intervention and Coiled Tubing product lines. Finally, we renamed Production & Infrastructure as the Production segment. Our historical results of operations have been recast to retrospectively reflect these changes in accordance with generally accepted accounting principles. Refer to Note 11 Business Segments for further information.
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
Accounting Standards Adopted in 2019
Stranded Tax Effects from the Tax Cuts and Jobs Act. In February 2018, the FASB issued ASU No. 2018-02 Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. U.S. GAAP requires deferred tax liabilities and assets to be adjusted for the effect of a change in tax laws or rates, with the effect included in income from continuing operations in the reporting period that includes the enactment date, even in situations in which the related income tax effects of items in accumulated other comprehensive income were originally recognized in other comprehensive income (referred to as “stranded tax effects”). The amendments in this ASU allow a specific exception for reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting

Forum Energy Technologies, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

from the Tax Cuts and Jobs Act. The underlying guidance that requires that the effect of a change in tax laws or rates be included in income from continuing operations is not affected. In addition, the amendments in this update also require certain disclosures about stranded tax effects. We applied the update beginning January 1, 2019. The adoption of this new guidance had no material impact on our unaudited condensed consolidated financial statements.
Leases. In February 2016, the FASB issued ASU No. 2016-02, Leases (“ASU 842”). Under this new guidance, lessees are required to recognize assets and liabilities on the balance sheet for the rights and obligations created by all leases (finance and operating). The classification as either a financing or operating lease determines whether lease expense is recognized on an effective interest method basis or on a straight-line basis over the term of the lease, respectively.
We adopted this new standard as of January 1, 2019 using the modified retrospective transition method which requires leases existing at, or entered into after, January 1, 2019 to be recognized and measured. As such, the comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods. We took advantage of various practical expedients provided by the new standard, including:

•	use of the transition package of practical expedients which, among other things, allows us to carry forward the historical lease classification for existing leases;

•	making an accounting policy election for leases with an initial term of 12 months or less to be excluded from the balance sheet; and

•	electing to not separate non-lease components from lease components for all classes of underlying lease assets
The adoption of this standard resulted in the recording of net operating lease assets of approximately $54 million and operating lease liabilities of approximately $65 million as of January 1, 2019. The new standard did not materially affect our Condensed Consolidated Statement of Comprehensive Income (Loss) for the three months ended March 31, 2019. For additional information, please refer to Note 8 Leases.
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

Forum Energy Technologies, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

3. Revenues
Revenue is recognized when control of the promised goods or services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services. For a detailed discussion of revenue recognition policies, refer to the Company’s 2018 Annual Report on Form 10-K.
Disaggregated Revenue
Refer to Note 11 Business Segments for disaggregated revenue by product line and geography.
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
The following table reflects the changes in our contract assets and contract liabilities balances for the three months ended March 31, 2019:

	March 31, 2019	December 31, 2018	Decrease
			$	%
Accrued revenue	$1,020	$862
Costs and estimated profits in excess of billings	8,074	9,159
Contract assets	$9,094	$10,021	$(927)	(9)%

Deferred revenue	$7,010	$8,335
Billings in excess of costs and profits recognized	1,426	3,210
Contract liabilities	$8,436	$11,545	$(3,109)	(27)%

During the three months ended March 31, 2019, our contract assets decreased by $0.9 million primarily due to the timing of orders and billings in our Production Equipment product line and our contract liabilities decreased by $3.1 million primarily due the timing of billings for customer projects in our Subsea product line.
During the three months ended March 31, 2019, we recognized revenue of $7.6 million that was included in the contract liability balance at the beginning of the period.
In the second quarter of 2018, our Subsea Technologies product line received an order to supply a submarine rescue vehicle and related equipment which we expect to deliver in 2020. We use the cost-to-cost method to measure progress on this contract to recognize revenue over time. Other than this contract, all of our other contracts are less than one year in duration. As such, we have elected to apply the practical expedient which allows an entity to exclude disclosures about its remaining performance obligations if the performance obligation is part of a contract that has an original expected duration of one year or less.

Forum Energy Technologies, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

4. Acquisitions & Dispositions
2018 Acquisition of Houston Global Heat Transfer LLC
On October 5, 2018, we acquired 100% of the stock of Houston Global Heat Transfer LLC (“GHT”) for total aggregate consideration of $57.3 million, net of cash acquired. The aggregate consideration includes the estimated fair value (as of the acquisition date) of certain contingent cash payments due to the former owners of GHT if certain conditions are met in 2019 and 2020. Based in Houston, Texas, GHT designs, engineers, and manufactures premium industrial heat exchanger and cooling systems used primarily on hydraulic fracturing equipment. GHT’s flagship product, the Jumbotron, is an innovative cube-style radiator that substantially reduces customer maintenance expense. This acquisition is included in the Completions segment. We updated the estimated fair value of the contingent cash payments in the first quarter of 2019 and recognized a $4.6 million reduction in the contingent cash liability. This gain is included in contingent consideration benefit in the condensed consolidated statement of comprehensive income.
The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of the acquisition (in thousands):

Current assets, net of cash acquired	$18,655
Property and equipment	2,408
Non-current assets	238
Intangible assets (primarily customer relationships)	30,400
Tax-deductible goodwill	20,559
Current liabilities	(12,633)
Long-term liabilities	$(2,355)
Net assets acquired, net of cash acquired	$57,272

Revenue and net income for this acquisition were not significant for the three months ended March 31, 2019. Pro forma results of operations for this acquisition have not been presented because the effects were not material to the consolidated financial statements.
2018 Acquisition of ESP Completion Technologies LLC
On July 2, 2018, we acquired certain assets of ESP Completion Technologies LLC ("ESPCT"), a subsidiary of C&J Energy Services, for cash consideration of $8.0 million. ESPCT consists of a portfolio of early stage technologies that maximize the run life of artificial lift systems, primarily electric submersible pumps. This acquisition is included in the Drilling and Downhole segment. The fair values of the assets acquired and liabilities assumed as well as the pro forma results of operations for this acquisition have not been presented because they are not material to the consolidated financial statements.
2018 Disposition of Forum Subsea Rentals
On January 3, 2018, we contributed our subsea rentals business to Ashtead Technology to create an independent provider of subsea survey and equipment rental services. In exchange, we received a 40% interest in the combined business (“Ashtead”), a cash payment of £2.7 million British Pounds and a note receivable from Ashtead of £3.0 million British Pounds. Our 40% interest in Ashtead is accounted for as an equity method investment and reported as Investment in unconsolidated subsidiary in our condensed consolidated balance sheets. In the first quarter of 2018, we recognized a gain of $33.5 million as a result of the deconsolidation of our Forum Subsea Rentals business, which is classified as Gain on contribution of subsea rentals business in the condensed consolidated statements of comprehensive income (loss). This gain is equal to the sum of the consideration received, which includes the fair value of our 40% interest in Ashtead, £2.7 million British Pounds in cash, and the £3.0 million British Pounds note receivable from Ashtead, less the $18.1 million carrying value of the Forum subsea rentals assets at the time of closing. The fair value of our 40% interest in Ashtead was determined based on the present value of estimated future cash flows of the combined entity as of January 3, 2018. The difference between the fair value of our 40% interest in Ashtead of $43.8 million and the book value of the underlying net assets resulted in a basis difference, which was allocated to fixed assets, intangible assets and goodwill based on their respective fair values as of January 3, 2018. The basis difference allocated to fixed assets and intangible assets is amortized through equity earnings (loss) over the estimated life of the respective assets. Pro forma results of operations for this transaction have not been presented because the effects were not material to the consolidated financial statements.

Forum Energy Technologies, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

5. Inventories
Our significant components of inventory at March 31, 2019 and December 31, 2018 were as follows (in thousands):

	March 31, 2019	December 31, 2018
Raw materials and parts	$197,598	$212,526
Work in process	38,206	39,494
Finished goods	303,275	302,590
Gross inventories	539,079	554,610
Inventory reserve	(67,438)	(75,587)
Inventories	$471,641	$479,023

6. Goodwill and Intangible Assets
Goodwill
The changes in the carrying amount of goodwill from December 31, 2018 to March 31, 2019, were as follows (in thousands):

	Drilling & Downhole	Completions	Production	Total
Goodwill Balance at December 31, 2018	$191,151	$259,280	$19,216	$469,647
Purchase accounting adjustments	427	—	—	427
Impact of non-U.S. local currency translation	68	485	47	600
Goodwill Balance at March 31, 2019	$191,646	$259,765	$19,263	$470,674

We perform our annual impairment tests of goodwill as of October 1 or when there is an indication an impairment may have occurred. There were no impairments of goodwill during the three months ended March 31, 2019 and 2018. Accumulated impairment losses on goodwill were $535.6 million as of March 31, 2019 and December 31, 2018.
Intangible assets
Intangible assets consisted of the following as of March 31, 2019 and December 31, 2018, respectively (in thousands):

	March 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Amortizable Intangibles	Amortization Period (In Years)
Customer relationships	$337,758	$(115,819)	$221,939	4-15
Patents and technology	104,384	(18,855)	85,529	5-17
Non-compete agreements	6,259	(5,694)	565	3-6
Trade names	47,560	(19,336)	28,224	10-15
Distributor relationships	22,160	(17,918)	4,242	8-15
Trademarks	10,319	(509)	9,810	15 - Indefinite
Intangible Assets Total	$528,440	$(178,131)	$350,309

Forum Energy Technologies, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

	December 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Net Amortizable Intangibles	Amortization Period (In Years)
Customer relationships	$337,546	$(110,228)	$227,318	4-15
Patents and technology	104,394	(17,148)	87,246	5-17
Non-compete agreements	6,245	(5,600)	645	3-6
Trade names	47,493	(18,107)	29,386	10-15
Distributor relationships	22,160	(17,602)	4,558	8-15
Trademarks	10,319	(424)	9,895	15 - Indefinite
Intangible Assets Total	$528,157	$(169,109)	$359,048

Intangible assets with definite lives are tested for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. There were no intangible asset impairments during the three months ended March 31, 2019 and 2018.
7. Debt
Notes payable and lines of credit as of March 31, 2019 and December 31, 2018 consisted of the following (in thousands):

	March 31, 2019	December 31, 2018
6.25% Senior Notes due October 2021	$400,000	$400,000
Unamortized debt premium	1,075	1,176
Debt issuance cost	(2,845)	(3,121)
Senior secured revolving credit facility	89,000	119,000
Other debt	794	1,656
Total debt	488,024	518,711
Less: current maturities	(108)	(1,167)
Long-term debt	$487,916	$517,544

Senior Notes Due 2021
In October 2013, we issued $300.0 million of 6.25% senior unsecured notes due 2021 at par, and in November 2013, we issued an additional $100.0 million aggregate principal amount of the notes at a price of 103.25% of par (the “Senior Notes”). The Senior Notes bear interest at a rate of 6.25% per annum, payable on April 1 and October 1 of each year, and mature on October 1, 2021. The Senior Notes are senior unsecured obligations, and are guaranteed on a senior unsecured basis by our subsidiaries that guarantee the Credit Facility and rank junior to, among other indebtedness, the Credit Facility to the extent of the value of the collateral securing the Credit Facility.
Credit Facility
On October 30, 2017, we amended and restated our credit facility (such amended and restated credit facility, the “Credit Facility”) to, among other things, increase revolving credit commitments from $140.0 million to $300.0 million (with a sublimit of up to $25.0 million available for the issuance of letters of credit for the account of the Company and certain of our domestic subsidiaries) (the “U.S. Line”), of which up to $30.0 million is available to certain of our Canadian subsidiaries for loans in U.S. or Canadian dollars (with a sublimit of up to $3.0 million available for the issuance of letters of credit for the account of our Canadian subsidiaries) (the “Canadian Line”). Lender commitments under the Credit Facility, subject to certain limitations, may be increased by an additional $100.0 million. The Credit Facility matures in July 2021, but if our outstanding Notes due October 2021 are refinanced or replaced with indebtedness maturing in or after February 2023, the final maturity of the Credit Facility will automatically extend to October 2022.
Availability under the Credit Facility is subject to a borrowing base calculated by reference to eligible accounts receivable in the U.S., Canada and certain other jurisdictions (subject to a cap) and eligible inventory in the U.S. and Canada.

Forum Energy Technologies, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Our borrowing capacity under the Credit Facility could be reduced or eliminated, depending on future fluctuations in our balances of receivables and inventory. As of March 31, 2019, our total borrowing base was $299.4 million, of which $89.0 million was drawn and $16.0 million was used for security of outstanding letters of credit, resulting in availability of $194.4 million.
Borrowings under the U.S. Line bear interest at a rate equal to, at our option, either (a) the LIBOR rate or (b) a base rate determined by reference to the highest of (i) the rate of interest per annum determined from time to time by Wells Fargo as its prime rate in effect at its principal office in San Francisco, (ii) the federal funds rate plus 0.50% per annum and (iii) the one-month adjusted LIBOR plus 1.00% per annum, in each case plus an applicable margin. Borrowings under the Canadian Line bear interest at a rate equal to, at Forum Canada’s option, either (a) the CDOR rate or (b) a base rate determined by reference to the highest of (i) the prime rate for Canadian dollar commercial loans made in Canada as reported from time to time by Thomson Reuters and (ii) the CDOR rate plus 1.00%, in each case plus an applicable margin. The applicable margin for LIBOR and CDOR loans will initially range from 1.75% to 2.25%, depending upon average excess availability under the Credit Facility. After the first quarter in which our total leverage ratio is less than or equal to 4.00:1.00, the applicable margin for LIBOR and CDOR loans will range from 1.50% to 2.00%, depending upon average excess availability under the Credit Facility. The weighted average interest rate under the Credit Facility was approximately 4.50% for the three months ended March 31, 2019.
The Credit Facility also provides for a commitment fee in the amount of (a) 0.375% per annum on the unused portion of commitments if average usage of the Credit Facility is greater than 50% and (b) 0.500% per annum on the unused portion of commitments if average usage of the Credit Facility is less than or equal to 50%. After the first quarter in which our total leverage ratio is less than or equal to 4.00:1.00, the commitment fees will range from 0.25% to 0.375%, depending upon average usage of the Credit Facility.
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
Other Debt
Other debt consists primarily of various capital leases.
Letters of Credit and Guarantees
We execute letters of credit in the normal course of business to secure the delivery of product from specific vendors and also to guarantee our fulfillment of performance obligations relating to certain large contracts. We had $16.5 million and $13.6 million in total outstanding letters of credit as of March 31, 2019 and December 31, 2018, respectively.
8. Leases
We determine if an arrangement is a lease at inception. Leases with an initial term of 12 months or less are not recorded in our condensed consolidated balance sheets. Leases with an initial term greater than 12 months are recognized in our condensed consolidated balance sheets based on lease classification as either operating or financing. Operating leases are included in operating lease assets, accrued liabilities and operating lease liabilities. Finance leases are included in property and equipment, current portion of long-term debt, and long-term debt. Some of our lease agreements include lease and non-lease components for which we have elected to not separate for all classes of underlying assets. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants. We sublease certain real estate to third parties when we have no future use for the property.
Our lease portfolio primarily consists of operating leases for certain manufacturing facilities, warehouses, service facilities, office spaces, equipment and vehicles. Operating lease Right of Use (“ROU”) assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments at the commencement date. As most of our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at commencement date in determining the present value of future payments. Our leases have remaining terms of 1 year to 15 years and may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. The operating lease ROU asset also includes any upfront lease payments

Forum Energy Technologies, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

made and excludes lease incentives and initial direct costs incurred. Lease expense for operating leases is recognized on a straight-line basis over the lease term.
The following table summarizes the supplemental balance sheet information related to lease as of March 31, 2019 (in thousands, unaudited):

		As of
	Classification	March 31, 2019
Assets
Operating lease assets	Operating lease assets	55,408
Finance lease assets	Property and equipment, net of accumulated depreciation	903
Total lease assets		56,311
Liabilities
Current
Operating	Accrued liabilities	13,670
Finance	Current portion of long-term debt	108
Noncurrent
Operating	Operating lease liabilities	55,952
Finance	Long-term debt, net of current portion	687
Total lease liabilities		70,417

The following table summarizes the components of lease expenses for the three months ended March 31, 2019 (in thousands, unaudited):

Lease Cost	Classification	Three Months Ended March 31, 2019
Operating lease cost	Cost of sales and Selling, general and administrative expenses	$4,140
Finance lease cost
Amortization of leased assets	Selling, general and administrative expenses	72
Interest on lease liabilities	Interest expense	16
Sublease income	Cost of sales and Selling, general and administrative expenses	(209)
Net lease cost		$4,019

The maturities of lease liabilities as of March 31, 2019 are as follows (in thousands, unaudited):

	Operating Leases	Finance Leases	Total
Remainder of 2019	$13,352	$316	$13,668
2020	15,614	349	15,963
2021	13,278	349	13,627
2022	9,428	53	9,481
2023	6,266	7	6,273
2024	5,388	—	5,388
Thereafter	24,341	—	24,341
Total lease payments	87,667	1,074	88,741
Less: present value discount	(18,045)	(279)	(18,324)
Present value of lease liabilities	$69,622	$795	$70,417

Forum Energy Technologies, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

The following table summarizes the weighted-average remaining lease term and weighted average discount rates related to leases as of March 31, 2019:

Lease Term and Discount Rate	March 31, 2019
Weighted-average remaining lease term (years)
Operating leases	7.07 years
Financing leases	3.20 years
Weighted-average discount rate
Operating leases	6.58%
Financing leases	6.58%

The following table summarizes the supplemental cash flow information related to leases as of March 31, 2019:

Three Months Ended March 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$4,755
Operating cash flows from finance leases	16
Financing cash flows from finance leases	1,063
Noncash activities from right-of-use assets obtained in exchange for lease obligations:
Operating leases	6,568
Finance leases	453
Noncash activities from adoption of ASC 842 as of January 1, 2019
Prepaid expenses and other current assets	$(884)
Operating lease assets	$54,069
Operating lease liabilities	$64,506
Accrued liabilities	$(11,321)

9. Income Taxes
We recorded a tax expense of $1.7 million for the three months ended March 31, 2019 compared to a tax benefit of $12.9 million for the three months ended March 31, 2018.
For interim periods, our income tax expense or benefit is computed based upon our estimated annual effective tax rate and any discrete items that impact the interim periods.The estimated annual effective tax rate for the three months ended March 31, 2019 is different than the comparable period in 2018 primarily due to losses in jurisdictions where the recording of a tax benefit is not available, as well as a $16.2 million tax benefit recorded in the first quarter of 2018 related to an adjustment of the provisional tax impact of U.S. tax reform. The tax benefit or expense recorded can vary from period to period depending on the Company’s relative mix of U.S. and non-U.S. earnings and losses by jurisdiction.
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
During 2018, we completed our analysis of the impact of U.S. tax reform based on further guidance provided on the new tax law by the U.S. Treasury Department and Internal Revenue Service. We finalized our accounting for the effects of U.S. tax reform during 2018 based on the additional guidance issued and recognized an income tax benefit of $15.6 million for the year ended December 31, 2018, including the $16.2 million tax benefit recorded for the three months ended March 31, 2018.
We have deferred tax assets related to net operating loss carryforwards in the U.S and in certain states and foreign jurisdictions. We recognize deferred tax assets to the extent that we believe these assets are more likely than not to be realized. In making such a determination, we consider all available positive and negative evidence, including future

Forum Energy Technologies, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

reversals of existing taxable temporary differences, projected future taxable income, including the effect of U.S. tax reform, tax-planning and recent operating results. As of March 31, 2019, we do not anticipate being able to fully utilize all of the losses prior to their expiration in the following jurisdictions: the U.S, the U.K, Germany and Singapore. As a result, we have certain valuation allowances against our deferred tax assets as of March 31, 2019.
10. Fair Value Measurements
At March 31, 2019 and December 31, 2018, the Company had $89.0 million and $119.0 million, respectively, of debt outstanding under the Credit Facility which incurs interest at a variable interest rate, and therefore, the carrying amount approximates fair value. The fair value of the debt is classified as a Level 2 measurement because interest rates charged are similar to other financial instruments with similar terms and maturities.
The fair value of our Senior Notes is estimated using Level 2 inputs in the fair value hierarchy and is based on quoted prices for those or similar instruments. At March 31, 2019, the fair value and the carrying value of our Senior Notes approximated $355.0 million and $398.2 million, respectively. At December 31, 2018, the fair value and the carrying value of our Senior Notes approximated $362.0 million and $398.1 million, respectively.
There were no other outstanding financial assets as of March 31, 2019 and December 31, 2018 that required measuring the amounts at fair value. We did not change our valuation techniques associated with recurring fair value measurements from prior periods, and there were no transfers between levels of the fair value hierarchy during the three months ended March 31, 2019.
11. Business Segments
In the first quarter 2019, we changed our reporting segments in order to align with business activity drivers and the manner in which management reviews and evaluates operating performance. Forum now operates in the following three reporting segments: Drilling & Downhole, Completions and Production. This move better aligns with the key phases of the well cycle and provides improved operating efficiencies. Historically, we operated in three business segments: Drilling & Subsea, Completions, and Production & Infrastructure. We have moved the Downhole product line from Completions to Drilling & Subsea to form the new Drilling & Downhole segment. Completions retains the Stimulation & Intervention and Coiled Tubing product lines. Finally, we renamed Production & Infrastructure as the Production segment. Our historical results of operations have been recast to retrospectively reflect these changes in accordance with generally accepted accounting principles.
The Drilling & Downhole segment designs and manufactures products and provides related services to the drilling, well construction, artificial lift and subsea energy construction and services markets as well as other markets such as alternative energy, defense and communications. The Completions segment designs, manufactures and supplies products and provides related services to the completion, stimulation and intervention markets. The Production segment designs, manufactures and supplies products, and provides related equipment and services for production and infrastructure markets.
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

Forum Energy Technologies, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

The amounts indicated below as “Corporate” relate to costs and assets not allocated to the reportable segments. Summary financial data by segment follows (in thousands):

	Three Months Ended March 31,
	2019	2018
Revenue:
Drilling & Downhole	$85,940	$76,864
Completions	94,659	88,054
Production	91,995	86,421
Eliminations	(752)	(1,108)
Total revenue	$271,842	$250,231

Operating income (loss)
Drilling & Downhole	$(2,499)	$(10,310)
Completions	6,851	8,961
Production	4,335	4,162
Corporate	(8,406)	(8,580)
Segment operating income (loss)	281	(5,767)
Transaction expenses	593	1,336
Contingent consideration benefit	(4,629)	—
Loss (gain) on disposal of assets and other	20	(397)
Operating income (loss)	$4,297	$(6,706)
A summary of consolidated assets by reportable segment is as follows (in thousands):

	March 31, 2019	December 31, 2018
Drilling & Downhole	$679,735	$663,414
Completions	870,569	872,731
Production	251,623	243,354
Corporate	48,243	50,153
Total assets	$1,850,170	$1,829,652

Corporate assets include, among other items, cash, prepaid assets and deferred financing costs.

Forum Energy Technologies, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

The following table presents our revenues disaggregated by product line (in thousands):

	Three Months Ended March 31,
	2019	2018
Drilling Technologies	$41,926	$42,757
Downhole Technologies	30,425	24,527
Subsea Technologies	13,589	9,580
Stimulation and Intervention	51,311	51,060
Coiled Tubing	43,348	36,994
Production Equipment	36,568	31,456
Valve Solutions	55,427	54,965
Eliminations	(752)	(1,108)
Total revenue	$271,842	$250,231

The following table presents our revenues disaggregated by geography (in thousands):

	Three Months Ended March 31,
	2019	2018
United States	$196,967	$190,064
Canada	16,463	19,194
Europe & Africa	17,597	13,890
Middle East	19,285	10,570
Asia-Pacific	14,759	8,850
Latin America	6,771	7,663
Total Revenue	$271,842	$250,231

12. Commitments and Contingencies
In the ordinary course of business, the Company is, and in the future could be, involved in various pending or threatened legal actions that may or may not be covered by insurance. Management has reviewed such pending judicial and legal proceedings and the availability and limits of insurance coverage, and has established reserves that are believed to be appropriate in light of those outcomes that are considered to be probable and can be reasonably estimated. The reserves accrued at March 31, 2019 and December 31, 2018, respectively, are immaterial. It is management’s opinion that the Company’s ultimate liability, if any, with respect to these actions is not expected to have a material adverse effect on the Company’s financial position, results of operations or cash flows.

Forum Energy Technologies, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

13. Earnings Per Share
The calculation of basic and diluted earnings per share for each period presented was as follows (dollars and shares in thousands, except per share amounts):

	Three Months Ended March 31,
	2019	2018
Net income (loss)	$(7,888)	$28,066

Basic - weighted average shares outstanding	109,643	108,423
Dilutive effect of stock options and restricted stock	—	2,434
Diluted - weighted average shares outstanding	109,643	110,857

Earnings (loss) per share
Basic	$(0.07)	$0.26
Diluted	$(0.07)	$0.25

The calculation of diluted earnings per share excludes approximately 3.3 million shares that were anti-dilutive for the three months ended March 31, 2018. The calculation of diluted loss per share excludes all potentially dilutive shares for the three months ended March 31, 2019 because there was a net loss for the period.
14. Stockholders' Equity
Stock-based compensation
During the three months ended March 31, 2019, the Company granted 1,324,319 shares of restricted stock and restricted stock units and 390,896 performance share awards with a market condition.
The 1,324,319 shares of restricted stock and restricted stock units include 1,089,871 shares granted to employees that vest ratably over 3 years and 234,448 shares granted to non-employee members of the Board of Directors that have a vesting period of 12 months.
The performance share awards granted may settle for between zero and two shares of the Company’s common stock. The number of shares issued pursuant to the performance share award agreements will be determined based on the total shareholder return of the Company’s common stock as compared to a group of peer companies. The performance share awards granted in February 2019 are measured over a three year performance period.
15. Related Party Transactions
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

Condensed consolidating statements of comprehensive income (loss)

	Three Months Ended March 31, 2019
	FET (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Revenue	$—	$236,806	$50,213	$(15,177)	$271,842
Cost of sales	—	175,854	40,093	(14,203)	201,744
Gross Profit	—	60,952	10,120	(974)	70,098
Operating Expenses
Selling, general and administrative expenses	—	57,410	11,558	—	68,968
Transaction Expenses	—	543	50	—	593
Contingent consideration benefit	—	(4,629)	—	—	(4,629)
Loss (gain) on disposal of assets and other	—	78	(58)	—	20
Total operating expenses	—	53,402	11,550	—	64,952
Loss from equity investment	—	(471)	(378)	—	(849)
Equity earnings (loss) from affiliate, net of tax	358	(6,608)	—	6,250	—
Operating income (loss)	358	471	(1,808)	5,276	4,297
Other expense (income)
Interest expense (income)	8,246	(11)	(54)	—	8,181
Foreign exchange and other losses, net	—	72	2,205	—	2,277
Total other expense	8,246	61	2,151	—	10,458
Income (loss) before income taxes	(7,888)	410	(3,959)	5,276	(6,161)
Income tax expense	—	52	1,675	—	1,727
Net income (loss)	(7,888)	358	(5,634)	5,276	(7,888)

Other comprehensive income (loss), net of tax:
Net income (loss)	(7,888)	358	(5,634)	5,276	(7,888)
Change in foreign currency translation, net of tax of $0	4,834	4,834	4,834	(9,668)	4,834
Loss on pension liability	(9)	(9)	(9)	18	(9)
Comprehensive income (loss)	$(3,063)	$5,183	$(809)	$(4,374)	$(3,063)

Forum Energy Technologies, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Condensed consolidating statements of comprehensive income

	Three Months Ended March 31, 2018
	FET (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Revenue	$—	$218,949	$43,753	$(12,471)	$250,231
Cost of sales	—	159,305	35,898	(12,259)	182,944
Gross Profit	—	59,644	7,855	(212)	67,287
Operating Expenses
Selling, general and administrative expenses	—	60,073	12,018	—	72,091
Transaction Expenses	—	1,329	7	—	1,336
Loss (gain) on disposal of assets and other	—	(631)	234	—	(397)
Total operating expenses	—	60,771	12,259	—	73,030
Loss from equity investment	—	(10)	(953)	—	(963)
Equity earnings from affiliate, net of tax	34,321	28,307	—	(62,628)	—
Operating income (loss)	34,321	27,170	(5,357)	(62,840)	(6,706)
Other expense (income)
Interest expense (income)	7,918	343	(174)	—	8,087
Foreign exchange and other losses, net	—	—	3,551	—	3,551
(Gain) loss on contribution of subsea rentals business		5,856	(39,362)		(33,506)
Total other expense (income), net	7,918	6,199	(35,985)	—	(21,868)
Income before taxes	26,403	20,971	30,628	(62,840)	15,162
Income tax expense (benefit)	(1,663)	(13,350)	2,109	—	(12,904)
Net income	28,066	34,321	28,519	(62,840)	28,066

Other comprehensive income, net of tax:
Net income	28,066	34,321	28,519	(62,840)	28,066
Change in foreign currency translation, net of tax of $0	6,287	6,287	6,287	(12,574)	6,287
Gain on pension liability	16	16	16	(32)	16
Comprehensive income	$34,369	$40,624	$34,822	$(75,446)	$34,369

Forum Energy Technologies, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Condensed consolidating balance sheets

	March 31, 2019
	FET (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Assets
Current assets
Cash and cash equivalents	$—	$11,901	$17,793	$—	$29,694
Accounts receivable—trade, net	—	175,441	28,204	—	203,645
Inventories, net	—	403,642	76,065	(8,066)	471,641
Prepaid expenses and other current assets	—	28,746	—	—	28,746
Accrued revenue	—	198	822	—	1,020
Costs and estimated profits in excess of billings	—	4,160	3,914	—	8,074
Total current assets	—	624,088	126,798	(8,066)	742,820
Property and equipment, net of accumulated depreciation	—	152,522	20,650	—	173,172
Operating lease assets	—	34,789	20,619	—	55,408
Deferred financing costs, net	1,864	—	—	—	1,864
Intangible assets	—	312,431	37,878	—	350,309
Goodwill	—	433,843	36,831	—	470,674
Investment in unconsolidated subsidiary	—	752	44,367	—	45,119
Deferred income taxes, net	—	1,473	262	—	1,735
Other long-term assets	—	4,152	4,917	—	9,069
Investment in affiliates	882,949	263,935	—	(1,146,884)	—
Long-term advances to affiliates	646,451	—	99,101	(745,552)	—
Total assets	$1,531,264	$1,827,985	$391,423	$(1,900,502)	$1,850,170
Liabilities and equity
Current liabilities
Current portion of long-term debt	$—	$90	$18	$—	$108
Accounts payable—trade	—	128,851	23,459	—	152,310
Accrued liabilities	12,975	18,823	41,048	—	72,846
Deferred revenue	—	3,504	3,506	—	7,010
Billings in excess of costs and profits recognized	—	80	1,346	—	1,426
Total current liabilities	12,975	151,348	69,377	—	233,700
Long-term debt, net of current portion	487,230	672	14	—	487,916
Deferred income taxes, net	—	—	14,779	—	14,779
Operating lease liabilities	—	34,189	21,763	—	55,952
Other long-term liabilities	—	13,275	13,489	—	26,764
Long-term payables to affiliates	—	745,552	—	(745,552)	—
Total liabilities	500,205	945,036	119,422	(745,552)	819,111

Total equity	1,031,059	882,949	272,001	(1,154,950)	1,031,059
Total liabilities and equity	$1,531,264	$1,827,985	$391,423	$(1,900,502)	$1,850,170

Forum Energy Technologies, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Condensed consolidating balance sheets

	December 31, 2018
	FET (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
			(in thousands)
Assets
Current assets
Cash and cash equivalents	$—	$24,977	$22,264	$—	$47,241
Accounts receivable—trade, net	—	177,986	28,069	—	206,055
Inventories, net	—	416,237	69,878	(7,092)	479,023
Prepaid expenses and other current assets	—	23,585	92	—	23,677
Accrued revenue	—	—	862	—	862
Costs and estimated profits in excess of billings	—	6,202	2,957	—	9,159
Total current assets	—	648,987	124,122	(7,092)	766,017
Property and equipment, net of accumulated depreciation	—	156,434	20,924	—	177,358
Deferred financing costs, net	2,071	—	—	—	2,071
Intangible assets	—	320,056	38,992	—	359,048
Goodwill	—	433,415	36,232	—	469,647
Investment in unconsolidated subsidiary	—	1,222	43,760		44,982
Deferred income taxes, net	—	1,170	64	—	1,234
Other long-term assets	—	4,194	5,101	—	9,295
Investment in affiliates	877,764	265,714	—	(1,143,478)	—
Long-term advances to affiliates	674,220	—	98,532	(772,752)	—
Total assets	$1,554,055	$1,831,192	$367,727	$(1,923,322)	$1,829,652
Liabilities and equity
Current liabilities
Current portion of long-term debt	$—	$1,150	$17	$—	$1,167
Accounts payable—trade	—	121,019	22,167	—	143,186
Accrued liabilities	6,873	40,913	33,246	—	81,032
Deferred revenue	—	4,742	3,593	—	8,335
Billings in excess of costs and profits recognized	—	84	3,126	—	3,210
Total current liabilities	6,873	167,908	62,149	—	236,930
Long-term debt, net of current portion	517,056	480	8	—	517,544
Deferred income taxes, net	—	—	15,299	—	15,299
Other long-term liabilities	—	12,288	17,465	—	29,753
Long-term payables to affiliates	—	772,752	—	(772,752)	—
Total liabilities	523,929	953,428	94,921	(772,752)	799,526

Total equity	1,030,126	877,764	272,806	(1,150,570)	1,030,126
Total liabilities and equity	$1,554,055	$1,831,192	$367,727	$(1,923,322)	$1,829,652

Forum Energy Technologies, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Condensed consolidating statements of cash flows

	Three Months Ended March 31, 2019
	FET (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Cash flows from operating activities	$3,037	$18,284	$(3,434)	$—	$17,887
Cash flows from investing activities
Capital expenditures for property and equipment	—	(3,294)	(393)	—	(3,687)
Proceeds from sale of business, property and equipment	—	134	—	—	134
Long-term loans and advances to affiliates	27,936	799	—	(28,735)	—
Net cash provided by (used in) investing activities	$27,936	$(2,361)	$(393)	$(28,735)	$(3,553)
Cash flows from financing activities
Borrowings of debt	20,000	—	—	—	20,000
Repayments of debt	(50,000)	(1,063)	—	—	(51,063)
Repurchases of stock	(973)	—	—	—	(973)
Long-term loans and advances from affiliates	—	(27,936)	(799)	28,735	—
Net cash used in financing activities	$(30,973)	$(28,999)	$(799)	$28,735	$(32,036)

Effect of exchange rate changes on cash	—	—	155	—	155

Net decrease in cash, cash equivalents and restricted cash	—	(13,076)	(4,471)	—	(17,547)
Cash, cash equivalents and restricted cash at beginning of period	—	24,977	22,264	—	47,241
Cash, cash equivalents and restricted cash at end of period	$—	$11,901	$17,793	$—	$29,694

Forum Energy Technologies, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Condensed consolidating statements of cash flows

	Three Months Ended March 31, 2018
	FET (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Cash flows from operating activities	$7,196	$3,050	$(5,618)	$(23,950)	$(19,322)
Cash flows from investing activities
Capital expenditures for property and equipment	—	(3,944)	(1,136)	—	(5,080)
Proceeds from sale of business, property and equipment	—	785	4,289	—	5,074
Long-term loans and advances to affiliates	45,234	—	—	(45,234)	—
Net cash provided by (used in) investing activities	$45,234	$(3,159)	$3,153	$(45,234)	$(6)
Cash flows from financing activities
Repayments of debt	(50,000)	(692)	(37)	—	(50,729)
Repurchases of stock	(1,946)	—	—	—	(1,946)
Long-term loans and advances to affiliates	—	(45,234)	—	45,234	—
Dividend paid to affiliates	—	—	(23,950)	23,950	—
Net cash used in financing activities	$(51,946)	$(45,926)	$(23,987)	$69,184	$(52,675)

Effect of exchange rate changes on cash	—	—	(873)	—	(873)

Net increase (decrease) in cash, cash equivalents and restricted cash	484	(46,035)	(27,325)	—	(72,876)
Cash, cash equivalents and restricted cash at beginning of period	—	73,981	41,235	—	115,216
Cash, cash equivalents and restricted cash at end of period	$484	$27,946	$13,910	$—	$42,340

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
Forward-looking statements may include, but are not limited to, statements about the following subjects:
•business strategy;
•cash flows and liquidity;
•the volatility and impact of changes in oil and natural gas prices;

•	the availability of raw materials and specialized equipment;
•our ability to accurately predict customer demand;
•customer order cancellations or deferrals;
•competition in the oil and natural gas industry;

•	governmental regulation and taxation of the oil and natural gas industry, including the application of tariffs by governmental authorities;
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
All forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q. We disclaim any obligation to update or revise these statements unless required by law, and you should not place undue reliance on these forward-looking statements. Although we believe that our plans, intentions and expectations reflected in or suggested by the forward-looking statements we make in this Quarterly Report on Form 10-Q are reasonable, we can give no assurance that these plans, intentions or expectations will be achieved. We disclose important factors that could cause our actual results to differ materially from our expectations in “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on February 28, 2019, and elsewhere in this Quarterly Report on Form 10-Q. These cautionary statements qualify all forward-looking statements attributable to us or persons acting on our behalf.

Overview
We are a global oilfield products company, serving the drilling, downhole, subsea, completions, and production sectors of the oil and natural gas industry. We design, manufacture and distribute products and engage in aftermarket services, parts supply and related services that complement our product offering. Our product offering includes a mix of frequently replaced consumable products and highly engineered capital products that are used in the exploration, development, production and transportation of oil and natural gas. Our consumable products are used in drilling, well construction and completions activities, within the supporting infrastructure, and at processing centers and refineries. Our engineered capital products are directed at: drilling rig equipment for new rigs, upgrades and refurbishment projects; subsea construction and development projects; pressure pumping equipment; the placement of production equipment on new producing wells; and downstream capital projects. For the three months ended March 31, 2019, approximately 86% of our revenue was derived from consumable products and activity-based equipment, while the balance was primarily derived from capital products with a small amount from rental and other services.
We seek to design, manufacture and supply high quality reliable products that create value for our diverse customer base, which includes, among others, oil and natural gas operators, land and offshore drilling contractors, oilfield service companies, subsea construction and service companies, and pipeline and refinery operators.
In the first quarter 2019, we changed our reporting segments in order to align with business activity drivers and the manner in which management reviews and evaluates operating performance. Forum now operates in the following three reporting segments: Drilling & Downhole, Completions and Production. This move better aligns with the key phases of the well cycle and provides improved operating efficiencies. Historically, we operated in three business segments: Drilling & Subsea, Completions, and Production & Infrastructure. We have moved the Downhole product line from Completions to Drilling & Subsea to form the new Drilling & Downhole segment. Completions retains the Stimulation & Intervention and Coiled Tubing product lines. Finally, we renamed Production & Infrastructure as the Production segment. Our historical results of operations have been recast to retrospectively reflect these changes in accordance with generally accepted accounting principles.
A summary of the products and services offered by each segment is as follows:

•
Drilling & Downhole segment. This segment designs and manufactures products and provides related services to the drilling, well construction, artificial lift and subsea energy construction and services markets as well as other markets such as alternative energy, defense and communications. The products and related services consist primarily of: (i) capital equipment and a broad line of expendable drilling products consumed in the drilling process; (ii) well construction casing and cementing equipment, protectors for artificial lift equipment and cables used in completions, and composite plugs used for zonal isolation in hydraulic fracturing; and (iii) subsea remotely operated vehicles and trenchers, specialty components and tooling, products used in subsea pipeline infrastructure, and a broad suite of complementary subsea technical services and rental items.

•
Completions segment. This segment designs, manufactures and supplies products and provides related services to the completion, stimulation and intervention markets. The products and related services consist primarily of: (i) capital and consumable products sold to the pressure pumping, hydraulic fracturing and flowback services markets, including hydraulic fracturing pumps, pump consumables, cooling systems and flow iron as well as wireline cable, and pressure control equipment used in the well completion and intervention service markets; and (ii) coiled tubing strings and coiled line pipe and related services.

•
Production segment. This segment designs, manufactures and supplies products and provides related equipment and services for production and infrastructure markets. The products and related services consist primarily of: (i) engineered process systems, production equipment and related field services, as well as specialty separation equipment; and (ii) a wide range of industrial valves focused on serving upstream, midstream, and downstream oil and natural gas customers as well as power and other general industries.

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
The probability of any cyclical change in energy prices and the extent and duration of such a change are difficult to predict. Oil prices strengthened through much of 2018, giving rise to higher drilling and completions activity and spending by our customers, primarily in North America. The volume of rigs drilling for oil and natural gas in North America and the level of hydraulic fracturing and other well completion activities are drivers for our revenue from this region. In the fourth quarter of 2018, oil prices declined significantly as a result of slowing growth in global oil demand and a surge in U.S. oil production. This decline in prices occurred during the time when oil and natural gas operators were establishing their 2019 capital expenditure budgets, resulting in lower planned spending, and therefore, lower projected levels of drilling and completions activity in the U.S. in 2019 than previously expected. As a result, oilfield service companies are also reducing spending on new capital equipment. This decrease in spending negatively impacts the demand for our products.
Drilling and completions activity for the U.S. onshore market has recovered significantly from the low point reached in the second quarter of 2016. However, activity in regions with higher costs for the production of energy, especially offshore and in some international regions, has lagged the U.S. onshore activity recovery. Early signs of an increase in activity in these areas began to emerge in 2018, but the timing and pace of any such recovery is uncertain following the recent volatility in oil prices. Higher onshore activity levels drive increased demand for our drilling and completion consumable products, and our engineered process systems and production equipment. However, demand for the construction of new capital equipment by our customers remains restrained by the oversupply of relatively new or recently upgraded equipment, especially onshore and offshore drilling rigs. Demand for our drilling and completions capital equipment offerings remains far below the level achieved during the last newbuild cycle. Global offshore and subsea activity have recently seen a modest recovery but still remain at low levels compared to historical activity.
The revenue of our Valve Solutions product line is also influenced by energy prices, but to a lesser extent compared to our other product lines, resulting in more stable operating and financial results over time. The outlook for an increase in demand for valves from the oil and natural gas industry worldwide has been positive due to planned investments in global refinery and petrochemical projects, as well as the construction of additional pipeline capacity in North America. However, the imposition of steel tariffs on valves imported into the U.S. has clouded this picture to some extent.
The President of the United States has issued proclamations imposing tariffs on imports of selected products, including those sourced from China. In particular, the U.S. government has imposed global tariffs on certain imported steel and aluminum products pursuant to Section 232 of the Trade Expansion Act of 1962, as well as tariffs on Chinese imports pursuant to Section 301 of the Trade Act of 1974. In response, China and other countries have imposed retaliatory tariffs on a wide range of U.S. products, including those containing steel and aluminum. These tariffs have caused our cost of raw materials to increase and their ultimate impact on our business and operations is uncertain. However, in response, we are taking actions to mitigate the impact, including through the diversification of our supply chain.
The table below shows average crude oil and natural gas prices for West Texas Intermediate crude oil (“WTI”), United Kingdom Brent crude oil (“Brent”), and Henry Hub natural gas:

	Three Months Ended
	March 31,	December 31,	March 31,
	2019	2018	2018
Average global oil, $/bbl
West Texas Intermediate	$54.82	$59.97	$62.91
United Kingdom Brent	$63.10	$68.76	$66.86

Average North American Natural Gas, $/Mcf
Henry Hub	$2.92	$3.77	$3.08
Average WTI and Brent oil prices in the first quarter of 2019 decreased 9% and 8% respectively, compared to the fourth quarter of 2018, and were 13% and 6% lower, respectively, compared to the first quarter of 2018. However, the price of oil began to recover during the first quarter of 2019 with the WTI and Brent spot price increasing from $45.15 and $50.57 per barrel, respectively, as of December 31, 2018 to $60.19 and $67.93 per barrel, respectively, as of March 31, 2019. Average natural gas prices in the first quarter of 2019 were 23% lower compared to the fourth quarter of 2018 and 5% lower compared to the first quarter of 2018.

The table below shows the average number of active drilling rigs, based on the weekly Baker Hughes Incorporated rig count, operating by geographic area and drilling for different purposes.

	Three Months Ended
	March 31,	December 31,	March 31,
	2019	2018	2018
Active Rigs by Location
United States	1,043	1,073	966
Canada	183	179	269
International	1,030	1,011	970
Global Active Rigs	2,256	2,263	2,205

Land vs. Offshore Rigs
Land	1,987	2,022	1,995
Offshore	269	241	210
Global Active Rigs	2,256	2,263	2,205

U.S. Commodity Target
Oil/Gas	848	879	781
Gas	195	194	185
Total U.S. Active Rigs	1,043	1,073	966

U.S. Well Path
Horizontal	919	932	833
Vertical	61	70	63
Directional	63	71	70
Total U.S. Active Rigs	1,043	1,073	966
As a result of lower oil and natural gas prices, the average U.S. rig count for the first quarter of 2019 was 3% lower compared to the fourth quarter of 2018, although the first quarter of 2019 average represented an 8% increase compared to the first quarter of 2018. The U.S. rig count reached a trough of 404 rigs in the second quarter of 2016. Since then, the number of working rigs has increased to 1,006 rigs as of March 31, 2019. A substantial portion of our revenue is impacted by the level of rig activity and the number of wells completed.
The table below shows the amount of total inbound orders by segment:

(in millions of dollars)	Three Months Ended
	March 31,	December 31,	March 31,
	2019	2018	2018
Drilling & Downhole	$82.0	$89.0	$77.1
Completions	80.3	106.2	87.1
Production	79.9	75.6	96.8
Total Orders	$242.2	$270.8	$261.0

Results of operations
Three months ended March 31, 2019 compared with three months ended March 31, 2018

	Three Months Ended March 31,		Change
	2019	2018	$	%
(in thousands of dollars, except per share information)
Revenue:
Drilling & Downhole	$85,940	$76,864	$9,076	11.8%
Completions	94,659	88,054	6,605	7.5%
Production	91,995	86,421	5,574	6.4%
Eliminations	(752)	(1,108)	356	*
Total revenue	271,842	250,231	21,611	8.6%
Operating income (loss):
Drilling & Downhole	$(2,499)	$(10,310)	$7,811	75.8%
Operating margin %	(2.9)%	(13.4)%
Completions	6,851	8,961	(2,110)	(23.5)%
Operating margin %	7.2%	10.2%
Production	4,335	4,162	173	4.2%
Operating margin %	4.7%	4.8%
Corporate	(8,406)	(8,580)	174	2.0%
Total segment operating income (loss)	281	(5,767)	6,048	104.9%
Operating margin %	0.1%	(2.3)%
Transaction expenses	593	1,336	(743)	*
Contingent consideration benefit	(4,629)	—	(4,629)	*
Loss (gain) on disposal of assets and other	20	(397)	417	*
Operating income (loss)	4,297	(6,706)	11,003	164.1%
Interest expense	8,181	8,087	94	1.2%
Foreign exchange losses and other, net	2,277	3,551	(1,274)	*
Gain on contribution of subsea rentals business	—	(33,506)	33,506	*
Total other (income) expense, net	10,458	(21,868)	32,326	147.8%
Income (loss) before income taxes	(6,161)	15,162	(21,323)	(140.6)%
Income tax expense (benefit)	1,727	(12,904)	14,631	113.4%
Net income (loss)	$(7,888)	$28,066	$(35,954)	(128.1)%

Weighted average shares outstanding
Basic	109,643	108,423
Diluted	109,643	110,857
Earnings (loss) per share
Basic	$(0.07)	$0.26
Diluted	$(0.07)	$0.25
* not meaningful
We acquired two businesses in 2018. Therefore, our results of operations for the first quarter of 2019 may not be comparable to the results of operations for the first quarter of 2018. Refer to Note 4 Acquisitions & Dispositions for additional information.

Revenue
Our revenue for the three months ended March 31, 2019 increased $21.6 million, or 8.6%, to $271.8 million compared to the three months ended March 31, 2018. For the three months ended March 31, 2019, our Drilling & Downhole, Completions, and Production segments comprised 31.6%, 34.6%, and 33.8% of our total revenue, respectively, which compared to 30.7%, 34.8%, and 34.5% of total revenue, respectively, for the three months ended March 31, 2018. The changes in revenue by operating segment consisted of the following:
Drilling & Downhole segment — Revenue increased $9.1 million, or 11.8%, to $85.9 million in the three months ended March 31, 2019 compared to the three months ended March 31, 2018. This change includes a $5.9 million increase in revenue for our Downhole product line due to continued growth in sales volumes for our artificial lift products, including the revenue contribution from ESPCT, which was acquired in the third quarter of 2018, as well as a $4.0 million increase in revenue for our Subsea product line primarily due to higher sales of ROVs and other subsea capital equipment in the three months ended March 31, 2019. These increases were partially offset by a $0.8 million decrease in revenues for our Drilling product line primarily due to lower sales volumes for our consumable products.
Completions segment — Revenue increased $6.6 million, or 7.5%, to $94.7 million during the three months ended March 31, 2019 compared to the three months ended March 31, 2018. This increase was primarily due to a $6.4 million increase in revenue for our Coiled Tubing product line due to higher sales into international markets as well as the revenue contribution from the acquisition of GHT in the fourth quarter of 2018. These increases were partially offset by lower sales volumes of pressure pumping products attributable to lower spending by pressure pumping service companies.
Production segment — Revenue increased $5.6 million, or 6.4%, to $92.0 million during the three months ended March 31, 2019 compared to the three months ended March 31, 2018. The increase was primarily driven by a $5.1 million increase in sales for our Production Equipment product line as a result of higher sales volumes of surface production equipment to oil and natural gas operators. The remaining increase is due to higher sales volumes of valve products, particularly sales into the U.S. oil and gas market.
Segment operating income (loss) and segment operating margin percentage
Segment operating income (loss) for the three months ended March 31, 2019 improved $6.0 million from a loss of $5.8 million for the three months ended March 31, 2018 to income of $0.3 million for the three months ended March 31, 2019. For the three months ended March 31, 2019, the segment operating margin percentage of 0.1% represents an improvement from the (2.3)% operating margin percentage for three months ended March 31, 2018. The segment operating margin percentage is calculated by dividing segment operating income (loss) by revenue for the period. The change in operating margin for each segment is explained as follows:
Drilling & Downhole segment — The operating margin percentage for this segment was (2.9)% for the three months ended March 31, 2019 compared to (13.4)% for the three months ended March 31, 2018. The improvement in operating margins is attributable to increased operating leverage and a more favorable sales mix on the higher sales volumes described above. In addition, segment operating margins increased due to lower selling, general and administration expenses as a result of a $2.2 million reduction in amortization expense following intangible asset impairments recognized in the fourth quarter of 2018 and lower employee related costs as a result of cost reduction actions.
Completions segment — The operating margin percentage for this segment was 7.2% for the three months ended March 31, 2019 compared to 10.2% for the three months ended March 31, 2018. Despite the net increase in revenues described above, operating margins declined due to lower sales volumes of our well stimulation products as well as incremental cost from steel tariffs in our Coiled Tubing product line and incremental selling, general and administrative expenses following the fourth quarter 2018 acquisition of GHT.
Production segment — The operating margin percentage for this segment was 4.7% for the three months ended March 31, 2019 which was consistent with the comparable three months ended March 31, 2018. Segment operating margins have been negatively impacted by incremental cost from steel tariffs in our Valves product line, offset by a reduction in employee related costs as a result of cost reduction actions.
Corporate — Selling, general and administrative expenses for Corporate decreased by $0.2 million, or 2.0%, to $8.4 million for the three months ended March 31, 2019 compared to $8.6 million for the three months ended March 31, 2018. This decrease was primarily attributable to lower employee related costs as a result of cost reduction actions partially offset by an increase in employee severance costs. Corporate costs include, among other items, payroll related costs for management, administration, finance, legal, and human resources personnel; professional fees for legal, accounting and related services; and marketing costs.
Other items not included in segment operating income (loss)
Several items are not included in segment operating income (loss), but are included in total operating income (loss). These items include transaction expenses, contingent consideration benefit and losses (gains) on the disposal of assets. Transaction expenses relate to legal and other advisory costs incurred in acquiring businesses and are not considered to be part of segment operating income (loss). These costs were $0.6 million for the three months ended March 31, 2019 and $1.3 million for the three months ended March 31, 2018. The contingent consideration benefit relates to a gain of $4.6 million recognized in the first quarter of 2019 due to reducing the estimated fair value of the contingent cash liability associated with the acquisition of GHT. Refer to Note 4 Acquisitions & Dispositions for additional information.
Other income and expense
Other income and expense includes interest expense, foreign exchange and other losses and a gain recognized on the contribution of our subsea rentals business. We incurred $8.2 million of interest expense during the three months ended March 31, 2019, an increase of $0.1 million from the three months ended March 31, 2018.
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
Taxes
We recorded tax expense of $1.7 million for the three months ended March 31, 2019 compared to a tax benefit of $12.9 million for the three months ended March 31, 2018. The estimated annual effective tax rate for the three months ended March 31, 2019 is different than the comparable period in 2018 primarily due to losses in jurisdictions where the recording of a tax benefit is not available, as well as a tax benefit that was recorded in the first quarter of 2018 related to an adjustment of the provisional tax impact of U.S. tax reform. See Note 9 Income Taxes for additional information on the impact of U.S. tax reform. Furthermore, the tax expense or benefit recorded can vary from period to period depending on the Company’s relative mix of U.S. and non-U.S. earnings and losses by jurisdiction.

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
At March 31, 2019, we had cash and cash equivalents of $29.7 million, availability under our Credit Facility of $194.4 million and total debt of $488.0 million. Our 2019 capital expenditures consist of, among other items, investments in certain manufacturing facilities, replacing end of life machinery and equipment, and continuing the implementation of our enterprise resource planning solution globally. This budget does not include expenditures for potential business acquisitions. We believe that cash on hand, cash generated from operations and availability under our Credit Facility will be sufficient to fund operations, working capital needs, and capital expenditure requirements for the foreseeable future.
Although we do not budget for acquisitions, pursuing growth through acquisitions is a significant part of our business strategy. We expanded and diversified our product portfolio with the acquisition of two businesses in 2018. We did not have any acquisitions in the first quarter of 2019. For additional information, see Note 4 Acquisitions & Dispositions. We continue to actively review acquisition opportunities on an ongoing basis, and we may fund future acquisitions with cash and/or equity. Our ability to make significant additional acquisitions for cash may require us to pursue additional equity or debt financing, which we may not be able to obtain on terms acceptable to us or at all.
Our cash flows for the three months ended March 31, 2019 and 2018 are presented below (in millions):

	Three Months Ended March 31,
	2019	2018
Net cash provided by (used in) operating activities	$17.9	$(19.3)
Net cash used in investing activities	(3.6)	—
Net cash used in financing activities	(32.0)	(52.7)
Effect of exchange rate changes on cash	0.2	(0.9)
Net decrease in cash, cash equivalents and restricted cash	$(17.5)	$(72.9)
Net cash provided by (used in) operating activities
Net cash provided by operating activities was $17.9 million for the three months ended March 31, 2019 compared to $19.3 million of cash used in operating activities for the three months ended March 31, 2018. This improvement is primarily attributable to changes in working capital which provided cash of $5.1 million for the three months ended March 31, 2019 compared to a $39.1 million use of cash for the same period in 2018.
Net cash used in investing activities
Net cash used in investing activities was $3.6 million for the three months ended March 31, 2019 compared to approximately zero for the same period in 2018. Net cash used in investing activities for the three months ended March 31, 2019 includes $3.7 million of capital expenditures for property and equipment. In comparison, net cash used in investing activities for the three months ended March 31, 2018 included $5.1 million of capital expenditures for property and equipment offset by $5.1 million of proceeds from the sale of business, property and equipment.
Net cash used in financing activities
Net cash used in financing activities was $32.0 million and $52.7 million for the three months ended March 31, 2019 and 2018, respectively. Net cash used in financing activities includes approximately $31.1 million of net repayments of debt for the three months ended March 31, 2019 compared to $50.7 million for the same period in 2018.

Senior Notes Due 2021
Our Senior Notes have $400.0 million principal amount outstanding which bear interest at a rate of 6.25% per annum, payable on April 1 and October 1 of each year, and mature on October 1, 2021. The Senior Notes are senior unsecured obligations guaranteed on a senior unsecured basis by our subsidiaries that guarantee the Credit Facility and rank junior to, among other indebtedness, the Credit Facility to the extent of the value of the collateral securing the Credit Facility.
Credit Facility
On October 30, 2017, we amended and restated our Credit Facility to, among other things, increase revolving credit commitments from $140.0 million to $300.0 million, including up to $30.0 million available to certain Canadian subsidiaries of the Company for loans in United States or Canadian dollars, $25.0 million available for letters of credit issued for the account of the Company and certain of its domestic subsidiaries and $3.0 million available for letters of credit issued for the account of Canadian subsidiaries of the Company. Availability under the Credit Facility is subject to a borrowing base calculated by reference to eligible accounts receivable in the United States, Canada and certain other jurisdictions (subject to a cap) and eligible inventory in the United States and Canada. Our borrowing capacity under the Credit Facility could be reduced or eliminated, depending on future fluctuations in our receivables and inventory. The Credit Facility matures in July 2021, but if our outstanding Notes due October 2021 are refinanced or replaced with indebtedness maturing in or after February 2023, the final maturity of the Credit Facility will automatically extend to October 2022.
If excess availability under the Credit Facility falls below the greater of 10.0% of the borrowing base and $20.0 million, we will be required to maintain a fixed charge coverage ratio of at least 1.00:1.00 as of the end of each fiscal quarter until excess availability under the Credit Facility exceeds such thresholds for at least 60 consecutive days.
Off-balance sheet arrangements
As of March 31, 2019, we had no off-balance sheet instruments or financial arrangements, other than letters of credit entered into in the ordinary course of business. Operating leases are excluded from our balance sheet as of December 31, 2018, but included in the balance sheet as of March 31, 2019 following the January 1, 2019 adoption of ASC 842. For additional information, refer to Note 2 Recent Accounting Pronouncements and Note 8 Leases.
Contractual obligations
Except for net repayments under the Credit Facility, as of March 31, 2019, there have been no material changes in our contractual obligations and commitments disclosed in our 2018 Annual Report on Form 10-K.
Critical accounting policies and estimates
There have been no material changes in our critical accounting policies and procedures during the three months ended March 31, 2019. For a detailed discussion of our critical accounting policies and estimates, refer to our 2018 Annual Report on Form 10-K. For recent accounting pronouncements, refer to Note 2 Recent Accounting Pronouncements.

Item 3. Quantitative and qualitative disclosures about market risk
We are currently exposed to market risk from changes in foreign currency exchange rates and changes in interest rates. From time to time, we may enter into derivative financial instrument transactions to manage or reduce our market risk, but we do not enter into derivative transactions for speculative purposes.
There have been no significant changes to our market risk since December 31, 2018. For a discussion of our exposure to market risk, refer to Part II, Item 7(a), “Quantitative and Qualitative Disclosures About Market Risk,” in our 2018 Annual Report on Form 10-K.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) of the Exchange Act which have been designed to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b) as of March 31, 2019. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2019.
Changes in Internal Control over Financial Reporting
Beginning January 1, 2019, we implemented ASU No. 2016-02, Leases. As such, we implemented changes to our processes and control activities related to accounting for leases. These changes include new policies related to lease accounting, the implementation of a cloud based lease management tool, reviews of lease contracts and gathering of information required for disclosures. Refer to Note 2 Recent Accounting Pronouncements and Note 8 Leases for further information.
Other than the changes associated with the implementation of the new lease accounting standard noted above, there were no other changes in our internal control over financial reporting during the quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
Information related to Item 1. Legal Proceedings is included in Note 12 Commitments and Contingencies, which is incorporated herein by reference.
Item 1A. Risk Factors
For additional information about our risk factors, see “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2018.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Following is a summary of our repurchases of our common stock during the three months ended March 31, 2019.

Period	Total number of shares purchased (a)	Average price paid per share	Total number of shares purchased as part of publicly announced plan or programs (b)	Maximum value of shares that may yet be purchased under the plan or program (in thousands) (b)
January 1, 2019 - January 31, 2019	2,136	$4.13	—	$49,752
February 1, 2019 - February 28, 2019	5,975	$6.56	—	$49,752
March 1, 2019 - March 31, 2019	—	$—	—	$49,752
Total	8,111	$5.92	—
(a) All of the 8,111 shares purchased during the three months ended March 31, 2019 were acquired from employees in connection with the settlement of income tax and related benefit withholding obligations arising from the vesting of restricted stock grants. These shares were not part of a publicly announced program to purchase common stock.
(b) In October 2014, our board of directors approved a program for the repurchase of outstanding shares of our common stock with an aggregate purchase amount of up to $150 million. From the inception of this program through March 31, 2019, we have repurchased approximately 4.5 million shares of our common stock for aggregate consideration of approximately $100.2 million. Remaining authorization under this program is $49.8 million.
Acquisition of Innovative Valve Components
On January 9, 2017, we acquired all of the issued and outstanding partnership interests of Innovative Valve Components (“IVC”). As partial consideration for the acquisition we issued 196,249 shares of our common stock. Pursuant to the terms of the contingent stock agreements entered into with affiliates of IVC in connection with the acquisition, we issued 8,400 shares of our common stock on January 9, 2018 and 82,962 shares of our common stock on January 9, 2019 in connection with the first and second anniversaries of the closing, respectively. The issuances of our common stock pursuant to the contingent stock agreements were exempt from registration under the Securities Act pursuant to Rule 4(a)(2) thereof and the safe harbor provided by Rule 506 of Regulation D promulgated thereunder.
Contingent shares issuance
On July 3, 2017, the Company acquired Multilift Welltec, LLC and Multilift Wellbore Technology Limited. In connection with the transactions, the Company entered into a contingent stock agreement with an employee of the acquired entities. Pursuant to the contingent stock agreement, we issued 30,582 shares of our common stock on February 1, 2019. The issuance of our common stock was exempt from registration under the Securities Act pursuant to Rule 4(a)(2) thereof and the safe harbor provided by Rule 506 of Regulation D promulgated thereunder.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.

Item 6. Exhibits

Exhibit
Number		DESCRIPTION

10.1**		Form of Restricted Stock Agreement (Directors)

10.2**		Form of Restricted Stock Unit Agreement (Directors)

10.3**		Form of Restricted Stock Unit Agreement (Employees and Consultants - Group 1)

10.4**		Form of Restricted Stock Unit Agreement (Employees and Consultants - Group 2)

10.5**		Form of Performance Share Award Agreement (Employees and Consultants)

10.6**		Form of Cash Award (Employees and Consultants)

10.7**		Severance Agreement dated as of February, 15, 2019 between Forum Energy Technologies, Inc. and John C. Ivascu.

31.1**	—	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	—	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1***	—	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2***	—	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.SCH**	—	XBRL Taxonomy Extension Schema Document.

101.CAL**	—	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB**	—	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE**	—	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF**	—	XBRL Taxonomy Extension Definition Linkbase Document.
*Previously filed.
**Filed herewith.
***Furnished herewith.

SIGNATURES
As required by Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has authorized this report to be signed on its behalf by the undersigned authorized individuals.

FORUM ENERGY TECHNOLOGIES, INC.
Date:	May 1, 2019	By:	/s/ Pablo G. Mercado
Pablo G. Mercado
Senior Vice President, Chief Financial Officer and Treasurer
(As Duly Authorized Officer and Principal Financial Officer)

		By:	/s/ Tylar K. Schmitt
Tylar K. Schmitt
Vice President and Chief Accounting Officer
(As Duly Authorized Officer and Principal Accounting Officer)