Form 10-Q
period 2019-06-30
FORUM ENERGY TECHNOLOGIES, INC.
filed 2019-07-31
CIK 1401257

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________________
FORM 10-Q
___________________________________

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________
Commission File Number 001-35504
FORUM ENERGY TECHNOLOGIES, INC.
(Exact name of registrant as specified in its charter)

Delaware	61-1488595
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

10344 Sam Houston Park Drive	Suite 300	Houston	Texas	77064
(Address of Principal Executive Offices)				(Zip Code)

281	949-2500
(Registrant’s telephone number, including area code)

______________________________________________
(Former name, former address and former fiscal year, if changed since last report)
Securities registered pursuant to Section 12(b) of the Act

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock	FET	New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of July 29, 2019 there were 110,374,606 common shares outstanding.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
Forum Energy Technologies, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share information)	2019	2018	2019	2018
Revenue	$245,648	$274,003	$517,490	$524,234
Cost of sales	182,460	201,334	384,204	384,278
Gross profit	63,188	72,669	133,286	139,956
Operating expenses
Selling, general and administrative expenses	62,881	71,488	131,849	143,579
Transaction expenses	125	59	718	1,395
Intangible asset impairments	—	14,477	—	14,477
Contingent consideration benefit	—	—	(4,629)	—
Loss (gain) on disposal of assets and other	16	(1,303)	36	(1,700)
Total operating expenses	63,022	84,721	127,974	157,751
Earnings (loss) from equity investment	570	350	(279)	(613)
Operating income (loss)	736	(11,702)	5,033	(18,408)
Other expense (income)
Interest expense	8,223	7,861	16,404	15,948
Foreign exchange and other losses (gains), net	(2,146)	(5,860)	131	(2,309)
Gain on contribution of subsea rentals business	—	—	—	(33,506)
Total other expense (income), net	6,077	2,001	16,535	(19,867)
Income (loss) before income taxes	(5,341)	(13,703)	(11,502)	1,459
Income tax expense (benefit)	8,393	1,646	10,120	(11,258)
Net income (loss)	(13,734)	(15,349)	(21,622)	12,717

Weighted average shares outstanding
Basic	109,987	108,714	109,816	108,569
Diluted	109,987	108,714	109,816	110,821
Earnings (loss) per share
Basic	$(0.12)	$(0.14)	$(0.20)	$0.12
Diluted	(0.12)	(0.14)	(0.20)	0.11

Other comprehensive income (loss), net of tax:
Net income (loss)	(13,734)	(15,349)	(21,622)	12,717
Change in foreign currency translation, net of tax of $0	(1,407)	(18,635)	3,427	(12,348)
Gain (loss) on pension liability	5	55	(4)	71
Comprehensive income (loss)	$(15,136)	$(33,929)	$(18,199)	$440
The accompanying notes are an integral part of these condensed consolidated financial statements.

Forum Energy Technologies, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)

(in thousands, except share information)	June 30, 2019	December 31, 2018
Assets
Current assets
Cash and cash equivalents	$37,365	$47,241
Accounts receivable—trade, net of allowances of $8,920 and $7,432	180,613	206,055
Inventories, net	469,073	479,023
Prepaid expenses and other current assets	31,520	23,677
Accrued revenue	873	862
Costs and estimated profits in excess of billings	8,438	9,159
Total current assets	727,882	766,017
Property and equipment, net of accumulated depreciation	171,546	177,358
Operating lease assets	53,958	—
Deferred financing costs, net	1,657	2,071
Intangible assets	341,920	359,048
Goodwill	471,466	469,647
Investment in unconsolidated subsidiary	44,537	44,982
Deferred income taxes, net	—	1,234
Other long-term assets	8,745	9,295
Total assets	$1,821,711	$1,829,652
Liabilities and equity
Current liabilities
Current portion of long-term debt	$1,169	$1,167
Accounts payable—trade	137,819	143,186
Accrued liabilities	74,978	81,032
Deferred revenue	8,046	8,335
Billings in excess of costs and profits recognized	2,284	3,210
Total current liabilities	224,296	236,930
Long-term debt, net of current portion	477,982	517,544
Deferred income taxes, net	20,112	15,299
Operating lease liabilities	53,206	—
Other long-term liabilities	25,904	29,753
Total liabilities	801,500	799,526
Commitments and contingencies
Equity
Common stock, $0.01 par value, 296,000,000 shares authorized, 118,288,651 and 117,411,158 shares issued	1,183	1,174
Additional paid-in capital	1,223,251	1,214,928
Treasury stock at cost, 8,208,588 and 8,200,477 shares	(134,482)	(134,434)
Retained earnings	42,066	63,688
Accumulated other comprehensive loss	(111,807)	(115,230)
Total equity	1,020,211	1,030,126
Total liabilities and equity	$1,821,711	$1,829,652
The accompanying notes are an integral part of these condensed consolidated financial statements.

Forum Energy Technologies, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
(in thousands)	2019	2018
Cash flows from operating activities
Net income (loss)	$(21,622)	$12,717
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation expense	15,067	16,358
Amortization of intangible assets	17,608	20,932
Intangible asset impairments	—	14,477
Inventory write down	1,564	8,002
Stock-based compensation expense	8,262	10,616
Loss from unconsolidated subsidiary	279	613
Contingent consideration benefit	(4,629)	—
Gain on contribution of subsea rentals business	—	(33,506)
Deferred income taxes	6,047	(22,247)
Noncash losses (gains) and other, net	4,493	1,528
Changes in operating assets and liabilities
Accounts receivable—trade	24,087	(15,636)
Inventories	8,333	(52,679)
Prepaid expenses and other assets	(1,268)	(2,122)
Cost and estimated profit in excess of billings	705	109
Accounts payable, deferred revenue and other accrued liabilities	(17,216)	10,978
Billings in excess of costs and estimated profits earned	(926)	4,123
Net cash provided by (used in) operating activities	$40,784	$(25,737)
Cash flows from investing activities
Capital expenditures for property and equipment	(9,271)	(14,140)
Proceeds from sale of business, property and equipment	425	8,809
Net cash used in investing activities	$(8,846)	$(5,331)
Cash flows from financing activities
Borrowings of debt	82,000	50,000
Repayments of debt	(123,083)	(91,678)
Repurchases of stock	(1,037)	(2,212)
Net cash used in financing activities	$(42,120)	$(43,890)

Effect of exchange rate changes on cash	306	(1,153)

Net decrease in cash, cash equivalents and restricted cash	(9,876)	(76,111)
Cash, cash equivalents and restricted cash at beginning of period	47,241	115,216
Cash, cash equivalents and restricted cash at end of period	$37,365	$39,105

Noncash activities (1)
Assets contributed for equity method investment	$—	$18,070
Note receivable related to equity method investment transaction	$—	$4,067
(1) See Note 8 Leases for additional information about noncash activities related to leases and the impact from adoption of ASU 842.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Forum Energy Technologies, Inc. and subsidiaries
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited)

Six Months Ended June 30, 2019
(in thousands)	Common stock	Additional paid-in capital	Treasury stock	Retained earnings	Accumulated other comprehensive income / (loss)	Total equity
Balance at December 31, 2018	$1,174	$1,214,928	$(134,434)	$63,688	$(115,230)	$1,030,126
Stock-based compensation expense	—	3,910	—	—	—	3,910
Restricted stock issuance, net of forfeitures	6	(931)	—	—	—	(925)
Shares issued in employee stock purchase plan	2	682	—	—	—	684
Contingent shares issued for acquisition of Cooper	1	374	—	—	—	375
Treasury stock	—	—	(48)	—	—	(48)
Currency translation adjustment	—	—	—	—	4,834	4,834
Change in pension liability	—	—	—	—	(9)	(9)
Net loss	—	—	—	(7,888)	—	(7,888)
Balance at March 31, 2019	$1,183	$1,218,963	$(134,482)	$55,800	$(110,405)	$1,031,059
Stock-based compensation expense	—	4,352	—	—	—	4,352
Restricted stock issuance, net of forfeitures	—	(64)	—	—	—	(64)
Currency translation adjustment	—	—	—	—	(1,407)	(1,407)
Change in pension liability	—	—	—	—	5	5
Net loss	—	—	—	(13,734)	—	(13,734)
Balance at June 30, 2019	$1,183	$1,223,251	$(134,482)	$42,066	$(111,807)	$1,020,211

The accompanying notes are an integral part of these condensed consolidated financial statements.

Forum Energy Technologies, Inc. and subsidiaries
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited)

Six Months Ended June 30, 2018
(in thousands)	Common stock	Additional paid-in capital	Treasury stock	Retained earnings	Accumulated other comprehensive income / (loss)	Total equity
Balance at December 31, 2017	$1,163	$1,195,339	$(134,293)	$438,774	$(91,967)	$1,409,016
Stock-based compensation expense	—	5,302	—	—	—	5,302
Restricted stock issuance, net of forfeitures	4	(1,611)	—	—	—	(1,607)
Issuance of performance shares	2	(275)	—	—	—	(273)
Shares issued in employee stock purchase plan	1	995	—	—	—	996
Contingent shares issued for acquisition of Cooper	—	125	—	—	—	125
Treasury stock	—	—	(66)	—	—	(66)
Adjustment for adoption of ASU 2016-16 (Intra-entity asset transfers)	—	—	—	(1,006)	—	(1,006)
Currency translation adjustment	—	—	—	—	6,287	6,287
Change in pension liability	—	—	—	—	16	16
Net income	—	—	—	28,066	—	28,066
Balance at March 31, 2018	$1,170	$1,199,875	$(134,359)	$465,834	$(85,664)	$1,446,856
Stock-based compensation expense	—	5,314	—	—	—	5,314
Restricted stock issuance, net of forfeitures	1	(222)	—	—	—	(221)
Treasury stock	—	—	(45)	—	—	(45)
Currency translation adjustment	—	—	—	—	(18,635)	(18,635)
Change in pension liability	—	—	—	—	55	55
Net loss	—	—	—	(15,349)	—	(15,349)
Balance at June 30, 2018	$1,171	$1,204,967	$(134,404)	$450,485	$(104,244)	$1,417,975

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
Our investments in operating entities where we have the ability to exert significant influence, but do not control operating and financial policies, are accounted for using the equity method of accounting, with our share of the net income (loss) reported in “Earnings (loss) from equity investment” in the condensed consolidated statements of comprehensive income (loss). These investments are included in “Investment in unconsolidated subsidiary” in the condensed consolidated balance sheets. The Company’s share of equity earnings are reported within operating income (loss), as the investee’s operations are integral to the operations of the Company.
In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for the fair statement of the Company’s financial position, results of operations and cash flows have been included. Operating results for the six months ended June 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019 or any other interim period.
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
We adopted this new standard as of January 1, 2019 using the modified retrospective transition method which requires leases existing at, or entered into after, January 1, 2019 to be recognized and measured. As such, the comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods. We took advantage of various practical expedients provided by the new standard, including:

•	use of the transition package of practical expedients which, among other things, allows us to carry forward the historical lease classification for existing leases;

•	making an accounting policy election for leases with an initial term of 12 months or less to be excluded from the balance sheet; and

•	electing to not separate non-lease components from lease components for all classes of underlying lease assets.
The adoption of this standard resulted in the recording of net operating lease assets of approximately $54 million and operating lease liabilities of approximately $65 million as of January 1, 2019. The new standard did not materially affect our Condensed Consolidated Statement of Comprehensive Income (Loss) for the three and six months ended June 30, 2019. For additional information, please refer to Note 8 Leases.
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

Forum Energy Technologies, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

3. Revenues
Revenue is recognized when control of the promised goods or services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services. For a detailed discussion of our revenue recognition policies, refer to the Company’s 2018 Annual Report on Form 10-K.
Disaggregated Revenue
Refer to Note 11 Business Segments for disaggregated revenue by product line and geography.
Contract Balances
Contract balances are determined on a contract by contract basis. Contract assets represent revenue recognized for goods and services provided to our customers when payment is conditioned on something other than the passage of time. Similarly, we record a contract liability when we receive consideration, or such consideration is unconditionally due, from a customer prior to transferring goods or services to the customer under the terms of a sales contract. Such contract liabilities typically result from billings in excess of costs incurred on construction contracts and advance payments received on product sales.
The following table reflects the changes in our contract assets and contract liabilities balances for the six months ended June 30, 2019:

	June 30, 2019	December 31, 2018	Decrease
			$	%
Accrued revenue	$873	$862
Costs and estimated profits in excess of billings	8,438	9,159
Contract assets	$9,311	$10,021	$(710)	(7)%

Deferred revenue	$8,046	$8,335
Billings in excess of costs and profits recognized	2,284	3,210
Contract liabilities	$10,330	$11,545	$(1,215)	(11)%

During the six months ended June 30, 2019, our contract assets decreased by $0.7 million primarily due to the timing of orders and billings in our Production Equipment product line and our contract liabilities decreased by $1.2 million primarily due the timing of billings for customer projects in our Subsea Technologies product line.
During the six months ended June 30, 2019, we recognized revenue of $8.0 million that was included in the contract liability balance at the beginning of the period.
In the second quarter 2018, our Subsea Technologies product line received an order to supply a submarine rescue vehicle and related equipment that we expect to deliver in 2020. We use the cost-to-cost method to measure progress on this contract to recognize revenue over time. Other than this contract, all of our other contracts are less than one year in duration. As such, we have elected to apply the practical expedient, which allows an entity to exclude disclosures about its remaining performance obligations if the performance obligation is part of a contract that has an original expected duration of one year or less.
4. Acquisitions & Dispositions
2018 Acquisition of Houston Global Heat Transfer LLC
On October 5, 2018, we acquired 100% of the stock of Houston Global Heat Transfer LLC (“GHT”) for total aggregate consideration of $57.3 million, net of cash acquired. The aggregate consideration includes the estimated fair value (as of the acquisition date) of certain contingent cash payments due to the former owners of GHT if certain conditions are met in 2019 and 2020. Based in Houston, Texas, GHT designs, engineers, and manufactures premium industrial heat exchanger and cooling systems used primarily on hydraulic fracturing equipment. GHT’s flagship product, the Jumbotron, is an innovative cube-style radiator that substantially reduces customer maintenance expense. This acquisition is included in the Completions segment. In the first quarter of 2019, we updated the estimated fair value of the contingent cash payments and recognized a $4.6 million reduction in the contingent cash liability. This gain is included in contingent consideration benefit in the condensed consolidated statement of comprehensive income.

Forum Energy Technologies, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of the acquisition (in thousands):

Current assets, net of cash acquired	$18,468
Property and equipment	2,408
Non-current assets	238
Intangible assets (primarily customer relationships)	30,400
Tax-deductible goodwill	20,746
Current liabilities	(12,633)
Long-term liabilities	$(2,355)
Net assets acquired, net of cash acquired	$57,272

Revenue and net income for this acquisition were not significant for the six months ended June 30, 2019. Pro forma results of operations for this acquisition have not been presented because the effects were not material to the consolidated financial statements.
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

Forum Energy Technologies, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

5. Inventories
Our significant components of inventory at June 30, 2019 and December 31, 2018 were as follows (in thousands):

	June 30, 2019	December 31, 2018
Raw materials and parts	$189,834	$212,526
Work in process	36,113	39,494
Finished goods	304,938	302,590
Gross inventories	530,885	554,610
Inventory reserve	(61,812)	(75,587)
Inventories	$469,073	$479,023

6. Goodwill and Intangible Assets
Goodwill
The changes in the carrying amount of goodwill from December 31, 2018 to June 30, 2019, were as follows (in thousands):

	Drilling & Downhole	Completions	Production	Total
Goodwill Balance at December 31, 2018	$191,151	$259,280	$19,216	$469,647
Purchase accounting adjustments	427	187	—	614
Impact of non-U.S. local currency translation	(12)	1,110	107	1,205
Goodwill Balance at June 30, 2019	$191,566	$260,577	$19,323	$471,466

We perform our annual impairment tests of goodwill as of October 1 or when there is an indication an impairment may have occurred. There were no impairments of goodwill during the three and six months ended June 30, 2019 and 2018. Accumulated impairment losses on goodwill were $535.6 million as of June 30, 2019 and December 31, 2018.
Intangible assets
Intangible assets consisted of the following as of June 30, 2019 and December 31, 2018, respectively (in thousands):

	June 30, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Amortizable Intangibles	Amortization Period (In Years)
Customer relationships	$337,838	$(121,150)	$216,688	4-15
Patents and technology	104,548	(20,624)	83,924	5-17
Non-compete agreements	6,261	(5,765)	496	3-6
Trade names	47,546	(20,385)	27,161	10-15
Distributor relationships	22,160	(18,234)	3,926	8-15
Trademarks	10,319	(594)	9,725	15 - Indefinite
Intangible Assets Total	$528,672	$(186,752)	$341,920

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
7. Debt
Notes payable and lines of credit as of June 30, 2019 and December 31, 2018 consisted of the following (in thousands):

	June 30, 2019	December 31, 2018
6.25% Senior Notes due October 2021	$400,000	$400,000
Unamortized debt premium	973	1,176
Debt issuance cost	(2,570)	(3,121)
Senior secured revolving credit facility	79,000	119,000
Other debt	1,748	1,656
Total debt	479,151	518,711
Less: current maturities	(1,169)	(1,167)
Long-term debt	$477,982	$517,544

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

Forum Energy Technologies, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Availability under the Credit Facility is subject to a borrowing base calculated by reference to eligible accounts receivable in the U.S., Canada and certain other jurisdictions (subject to a cap) and eligible inventory in the U.S. and Canada. Our borrowing capacity under the Credit Facility could be reduced or eliminated, depending on future fluctuations in our balances of receivables and inventory. As of June 30, 2019, our total borrowing base was $299.4 million, of which $79.0 million was drawn and $15.2 million was used for security of outstanding letters of credit, resulting in availability of $205.1 million.
Borrowings under the U.S. Line bear interest at a rate equal to, at our option, either (a) the LIBOR rate or (b) a base rate determined by reference to the highest of (i) the rate of interest per annum determined from time to time by Wells Fargo as its prime rate in effect at its principal office in San Francisco, (ii) the federal funds rate plus 0.50% per annum and (iii) the one-month adjusted LIBOR plus 1.00% per annum, in each case plus an applicable margin. Borrowings under the Canadian Line bear interest at a rate equal to, at Forum Canada’s option, either (a) the CDOR rate or (b) a base rate determined by reference to the highest of (i) the prime rate for Canadian dollar commercial loans made in Canada as reported from time to time by Thomson Reuters and (ii) the CDOR rate plus 1.00%, in each case plus an applicable margin. The applicable margin for LIBOR and CDOR loans will initially range from 1.75% to 2.25%, depending upon average excess availability under the Credit Facility. After the first quarter in which our total leverage ratio is less than or equal to 4.00:1.00, the applicable margin for LIBOR and CDOR loans will range from 1.50% to 2.00%, depending upon average excess availability under the Credit Facility. The weighted average interest rate under the Credit Facility was approximately 4.48% for the six months ended June 30, 2019.
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
Letters of Credit and Guarantees
We execute letters of credit in the normal course of business to secure the delivery of product from specific vendors and also to guarantee our fulfillment of performance obligations relating to certain large contracts. We had $15.8 million and $13.6 million in total outstanding letters of credit as of June 30, 2019 and December 31, 2018, respectively.
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
Our lease portfolio primarily consists of operating leases for certain manufacturing facilities, warehouses, service facilities, office spaces, equipment and vehicles. Operating lease Right of Use (“ROU”) assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments at the commencement date. As most of our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at the commencement date in determining the present value of future payments. Our leases have

Forum Energy Technologies, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

remaining terms of 1 year to 14 years and may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. The operating lease ROU assets also include any upfront lease payments made and exclude lease incentives and initial direct costs incurred. Lease expense for operating leases is recognized on a straight-line basis over the lease term.
The following table summarizes the supplemental balance sheet information related to leases as of June 30, 2019 (in thousands, unaudited):

		As of
	Classification	June 30, 2019
Assets
Operating lease assets	Operating lease assets	53,958
Finance lease assets	Property and equipment, net of accumulated depreciation	1,045
Total lease assets		55,003
Liabilities
Current
Operating	Accrued liabilities	13,416
Finance	Current portion of long-term debt	269
Noncurrent
Operating	Operating lease liabilities	53,206
Finance	Long-term debt, net of current portion	578
Total lease liabilities		67,469

The following table summarizes the components of lease expenses for the three and six months ended June 30, 2019 (in thousands, unaudited):

Lease Cost	Classification	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Operating lease cost	Cost of sales and Selling, general and administrative expenses	$4,072	$8,212
Finance lease cost
Amortization of leased assets	Selling, general and administrative expenses	93	165
Interest on lease liabilities	Interest expense	16	32
Sublease income	Cost of sales and Selling, general and administrative expenses	(357)	(566)
Net lease cost		$3,824	$7,843

Forum Energy Technologies, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

The maturities of lease liabilities as of June 30, 2019 are as follows (in thousands, unaudited):

	Operating Leases	Finance Leases	Total
Remainder of 2019	$8,974	$73	$9,047
2020	15,931	365	16,296
2021	13,561	365	13,926
2022	10,473	67	10,540
2023	7,407	17	7,424
2024	6,237	10	6,247
Thereafter	25,218	1	25,219
Total lease payments	87,801	898	88,699
Less: present value discount	(21,179)	(51)	(21,230)
Present value of lease liabilities	$66,622	$847	$67,469

The following table summarizes the weighted-average remaining lease term and weighted average discount rates related to leases as of June 30, 2019:

Lease Term and Discount Rate	June 30, 2019
Weighted-average remaining lease term (years)
Operating leases	8.0 years
Financing leases	3.0 years
Weighted-average discount rate
Operating leases	6.58%
Financing leases	6.58%

The following table summarizes the supplemental cash flow information related to leases as of June 30, 2019:

Six Months Ended June 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$9,050
Operating cash flows from finance leases	32
Financing cash flows from finance leases	1,083
Noncash activities from right-of-use assets obtained in exchange for lease obligations:
Operating leases	$8,798
Finance leases	525
Noncash activities from adoption of ASC 842 as of January 1, 2019
Prepaid expenses and other current assets	$(884)
Operating lease assets	54,069
Operating lease liabilities	64,506
Accrued liabilities	(11,321)

9. Income Taxes
For the three and six months ended June 30, 2019, we recorded a tax expense of $8.4 million and $10.1 million, respectively, including $5.9 million of tax expense to increase our valuation allowance as discussed further below. For

Forum Energy Technologies, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

the three and six months ended June 30, 2018, we recorded a tax expense of $1.6 million and a tax benefit of $11.3 million, respectively.
For interim periods, our income tax expense or benefit is computed based upon our estimated annual effective tax rate and any discrete items that impact the interim periods. The estimated annual effective tax rate for the six months ended June 30, 2019 is different than the comparable period in 2018 primarily due to losses in jurisdictions where the recording of a tax benefit is not available. For the three and six months ended June 30, 2019, tax expense includes an increase in our valuation allowance of $5.9 million to write down our deferred tax assets in the U.S. and Saudi Arabia to what in our judgment is more likely than not realizable. In addition, income tax benefit for the six months ended June 30, 2018 includes a $15.9 million tax benefit related to an adjustment of the provisional tax impact of U.S. tax reform as discussed further below. The tax benefit or expense recorded can vary from period to period depending on the Company’s relative mix of U.S. and non-U.S. earnings and losses by jurisdiction.
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
During 2018, we completed our analysis of the impact of U.S. tax reform based on further guidance provided on the new tax law by the U.S. Treasury Department and Internal Revenue Service. We finalized our accounting for the effects of U.S. tax reform during 2018 based on the additional guidance issued and recognized an income tax benefit of $15.6 million for the year ended December 31, 2018, including the $15.9 million provisional tax benefit recorded for the six months ended June 30, 2018.
We have deferred tax assets related to net operating loss carryforwards in the U.S. and in certain states and foreign jurisdictions. We recognize deferred tax assets to the extent that we believe these assets are more likely than not to be realized. In making such a determination, we consider all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, including the effect of U.S. tax reform, tax-planning and recent operating results. As of June 30, 2019, we do not anticipate being able to fully utilize all of the losses prior to their expiration in the following jurisdictions: the U.S., the U.K., Germany, Saudi Arabia and Singapore. As a result, we have certain valuation allowances against our deferred tax assets as of June 30, 2019.
10. Fair Value Measurements
At June 30, 2019 and December 31, 2018, the Company had $79.0 million and $119.0 million, respectively, of debt outstanding under the Credit Facility which incurs interest at a variable interest rate, and therefore, the carrying amount approximates fair value. The fair value of the debt is classified as a Level 2 measurement because interest rates charged are similar to other financial instruments with similar terms and maturities.
The fair value of our Senior Notes is estimated using Level 2 inputs in the fair value hierarchy and is based on quoted prices for those or similar instruments. At June 30, 2019, the fair value and the carrying value of our Senior Notes approximated $369.5 million and $398.4 million, respectively. At December 31, 2018, the fair value and the carrying value of our Senior Notes approximated $362.0 million and $398.1 million, respectively.
There were no other outstanding financial assets as of June 30, 2019 and December 31, 2018 that required measuring the amounts at fair value. We did not change our valuation techniques associated with recurring fair value measurements from prior periods, and there were no transfers between levels of the fair value hierarchy during the six months ended June 30, 2019.

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
The amounts indicated below as “Corporate” relate to costs and assets not allocated to the reportable segments. Summary financial data by segment follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenue:
Drilling & Downhole	$82,352	$86,476	$168,292	$163,340
Completions	81,520	100,049	176,179	188,103
Production	83,255	88,599	175,250	175,020
Eliminations	(1,479)	(1,121)	(2,231)	(2,229)
Total revenue	$245,648	$274,003	$517,490	$524,234

Operating income (loss)
Drilling & Downhole	$1,342	$(7,520)	$(1,157)	$(17,830)
Completions	2,841	14,190	9,692	23,151
Production	3,589	3,704	7,924	7,866
Corporate	(6,895)	(8,843)	(15,301)	(17,423)
Segment operating income (loss)	877	1,531	1,158	(4,236)
Transaction expenses	125	59	718	1,395
Intangible asset impairments	—	14,477	—	14,477
Contingent consideration benefit	—	—	(4,629)	—
Loss (gain) on disposal of assets and other	16	(1,303)	36	(1,700)
Operating income (loss)	$736	$(11,702)	$5,033	$(18,408)
A summary of consolidated assets by reportable segment is as follows (in thousands):

Forum Energy Technologies, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

	June 30, 2019	December 31, 2018
Drilling & Downhole	$670,333	$663,414
Completions	848,010	872,731
Production	247,030	243,354
Corporate	56,338	50,153
Total assets	$1,821,711	$1,829,652

Corporate assets include, among other items, cash, prepaid assets and deferred financing costs.
The following table presents our revenues disaggregated by product line (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Drilling Technologies	$37,311	$46,393	$79,237	$89,150
Downhole Technologies	28,785	26,571	59,210	51,098
Subsea Technologies	16,256	13,512	29,845	23,092
Stimulation and Intervention	46,898	60,526	98,209	111,586
Coiled Tubing	34,622	39,523	77,970	76,517
Production Equipment	33,009	35,269	69,577	66,725
Valve Solutions	50,246	53,330	105,673	108,295
Eliminations	(1,479)	(1,121)	(2,231)	(2,229)
Total revenue	$245,648	$274,003	$517,490	$524,234

The following table presents our revenues disaggregated by geography (in thousands):

	Three months ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
United States	$183,700	$203,966	$380,667	$394,030
Canada	13,754	16,511	30,217	35,705
Europe & Africa	17,815	17,237	35,412	31,127
Middle East	12,460	16,388	31,745	26,958
Asia-Pacific	11,459	14,087	26,218	22,937
Latin America	6,460	5,814	13,231	13,477
Total Revenue	$245,648	$274,003	$517,490	$524,234

12. Commitments and Contingencies
In the ordinary course of business, the Company is, and in the future could be, involved in various pending or threatened legal actions that may or may not be covered by insurance. Management has reviewed such pending judicial and legal proceedings and the availability and limits of insurance coverage, and has established reserves that are believed to be appropriate in light of those outcomes that are considered to be probable and can be reasonably estimated. The reserves accrued at June 30, 2019 and December 31, 2018, respectively, are immaterial. It is management’s opinion that the Company’s ultimate liability, if any, with respect to these actions is not expected to have a material adverse effect on the Company’s financial position, results of operations or cash flows.

Forum Energy Technologies, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

13. Earnings Per Share
The calculation of basic and diluted earnings per share for each period presented was as follows (dollars and shares in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net income (loss)	$(13,734)	$(15,349)	$(21,622)	$12,717

Basic - weighted average shares outstanding	109,987	108,714	109,816	108,569
Dilutive effect of stock options and restricted stock	—	—	—	2,252
Diluted - weighted average shares outstanding	109,987	108,714	109,816	110,821

Earnings (loss) per share
Basic	$(0.12)	$(0.14)	$(0.20)	$0.12
Diluted	$(0.12)	$(0.14)	$(0.20)	$0.11

The calculation of diluted earnings per share excludes approximately 3.5 million shares that were anti-dilutive for the six months ended June 30, 2018. The calculation of diluted loss per share excludes all potentially dilutive shares for the three months ended June 30, 2018, and three and six months ended June 30, 2019, because there was a net loss for these periods.
14. Stockholders' Equity
Stock-based compensation
During the six months ended June 30, 2019, the Company granted 1,362,621 shares of restricted stock and restricted stock units and 390,896 performance share awards with a market condition.
The 1,362,621 shares of restricted stock and restricted stock units include 1,128,173 shares granted to employees that vest ratably over 3 years and 234,448 shares granted to non-employee members of the Board of Directors that have a vesting period of 12 months.
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

Condensed consolidating statements of comprehensive income (loss)

	Three Months Ended June 30, 2019
	FET (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Revenue	$—	$205,953	$49,964	$(10,269)	$245,648
Cost of sales	—	157,317	35,780	(10,637)	182,460
Gross Profit	—	48,636	14,184	368	63,188
Operating Expenses
Selling, general and administrative expenses	—	52,148	10,733	—	62,881
Transaction Expenses	—	175	(50)	—	125
Loss (gain) on disposal of assets and other	—	81	(65)	—	16
Total operating expenses	—	52,404	10,618	—	63,022
Earnings from equity investment	—	107	463	—	570
Equity earnings (loss) from affiliate, net of tax	(5,386)	4,187	—	1,199	—
Operating income (loss)	(5,386)	526	4,029	1,567	736
Other expense (income)
Interest expense (income)	8,348	(70)	(55)	—	8,223
Foreign exchange and other gains, net	—	(123)	(2,023)	—	(2,146)
Total other (income) expense, net	8,348	(193)	(2,078)	—	6,077
Income (loss) before income taxes	(13,734)	719	6,107	1,567	(5,341)
Income tax expense	—	6,105	2,288	—	8,393
Net income (loss)	(13,734)	(5,386)	3,819	1,567	(13,734)

Other comprehensive income (loss), net of tax:
Net income (loss)	(13,734)	(5,386)	3,819	1,567	(13,734)
Change in foreign currency translation, net of tax of $0	(1,407)	(1,407)	(1,407)	2,814	(1,407)
Gain on pension liability	5	5	5	(10)	5
Comprehensive income (loss)	$(15,136)	$(6,788)	$2,417	$4,371	$(15,136)

Forum Energy Technologies, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Condensed consolidating statements of comprehensive loss

	Three Months Ended June 30, 2018
	FET (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Revenue	$—	$241,127	$47,987	$(15,111)	$274,003
Cost of sales	—	177,090	39,801	(15,557)	201,334
Gross Profit	—	64,037	8,186	446	72,669
Operating Expenses
Selling, general and administrative expenses	—	58,739	12,749	—	71,488
Transaction Expenses	—	59	—	—	59
Goodwill and intangible asset impairments	—	—	14,477	—	14,477
Loss (gain) on disposal of assets and other	—	(1,703)	400	—	(1,303)
Total operating expenses	—	57,095	27,626	—	84,721
Earnings from equity investment	—	15	335	—	350
Equity loss from affiliate, net of tax	(9,072)	(18,300)	—	27,372	—
Operating loss	(9,072)	(11,343)	(19,105)	27,818	(11,702)
Other expense (income)
Interest expense (income)	7,946	31	(116)	—	7,861
Foreign exchange and other gains, net	—	(109)	(5,751)	—	(5,860)
Total other expense (income), net	7,946	(78)	(5,867)	—	2,001
Loss before income taxes	(17,018)	(11,265)	(13,238)	27,818	(13,703)
Income tax expense (benefit)	(1,669)	(2,193)	5,508	—	1,646
Net loss	(15,349)	(9,072)	(18,746)	27,818	(15,349)

Other comprehensive income (loss), net of tax:
Net loss	(15,349)	(9,072)	(18,746)	27,818	(15,349)
Change in foreign currency translation, net of tax of $0	(18,635)	(18,635)	(18,635)	37,270	(18,635)
Gain on pension liability	55	55	55	(110)	55
Comprehensive loss	$(33,929)	$(27,652)	$(37,326)	$64,978	$(33,929)

Forum Energy Technologies, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Condensed consolidating statements of comprehensive income (loss)

	Six Months Ended June 30, 2019
	FET (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Revenue	$—	$442,759	$100,177	$(25,446)	$517,490
Cost of sales	—	333,171	75,873	(24,840)	384,204
Gross Profit	—	109,588	24,304	(606)	133,286
Operating Expenses
Selling, general and administrative expenses	—	109,558	22,291	—	131,849
Transaction Expenses	—	718	—	—	718
Contingent consideration benefit	—	(4,629)	—	—	(4,629)
Loss (gain) on disposal of assets and other	—	159	(123)	—	36
Total operating expenses	—	105,806	22,168	—	127,974
Earnings (loss) from equity investment	—	(364)	85	—	(279)
Equity loss from affiliate, net of tax	(5,028)	(2,421)	—	7,449	—
Operating income (loss)	(5,028)	997	2,221	6,843	5,033
Other expense (income)
Interest expense (income)	16,594	(81)	(109)	—	16,404
Foreign exchange and other losses (gains), net	—	(51)	182	—	131
Total other (income) expense, net	16,594	(132)	73	—	16,535
Income (loss) before income taxes	(21,622)	1,129	2,148	6,843	(11,502)
Income tax expense	—	6,157	3,963	—	10,120
Net loss	(21,622)	(5,028)	(1,815)	6,843	(21,622)

Other comprehensive income (loss), net of tax:
Net loss	(21,622)	(5,028)	(1,815)	6,843	(21,622)
Change in foreign currency translation, net of tax of $0	3,427	3,427	3,427	(6,854)	3,427
Loss on pension liability	(4)	(4)	(4)	8	(4)
Comprehensive income (loss)	$(18,199)	$(1,605)	$1,608	$(3)	$(18,199)

Forum Energy Technologies, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Condensed consolidating statements of comprehensive income (loss)

	Six Months Ended June 30, 2018
	FET (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Revenue	$—	$460,076	$91,740	$(27,582)	$524,234
Cost of sales	—	336,395	75,699	(27,816)	384,278
Gross Profit	—	123,681	16,041	234	139,956
Operating Expenses
Selling, general and administrative expenses	—	118,812	24,767	—	143,579
Transaction Expenses	—	1,388	7	—	1,395
Goodwill and intangible asset impairments	—	—	14,477	—	14,477
Loss (gain) on disposal of assets and other	—	(2,334)	634	—	(1,700)
Total operating expenses	—	117,866	39,885	—	157,751
Earnings (loss) from equity investment	—	5	(618)	—	(613)
Equity earnings from affiliate, net of tax	25,249	10,007	—	(35,256)	—
Operating income (loss)	25,249	15,827	(24,462)	(35,022)	(18,408)
Other expense (income)
Interest expense (income)	15,864	374	(290)	—	15,948
Foreign exchange and other gains, net	—	(109)	(2,200)	—	(2,309)
(Gain) loss on contribution of subsea rentals business	—	5,856	(39,362)	—	(33,506)
Total other (income) expense, net	15,864	6,121	(41,852)	—	(19,867)
Income before taxes	9,385	9,706	17,390	(35,022)	1,459
Income tax expense (benefit)	(3,332)	(15,543)	7,617	—	(11,258)
Net income	12,717	25,249	9,773	(35,022)	12,717

Other comprehensive income (loss), net of tax:
Net income	12,717	25,249	9,773	(35,022)	12,717
Change in foreign currency translation, net of tax of $0	(12,348)	(12,348)	(12,348)	24,696	(12,348)
Gain on pension liability	71	71	71	(142)	71
Comprehensive income (loss)	$440	$12,972	$(2,504)	$(10,468)	$440

Forum Energy Technologies, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Condensed consolidating balance sheets

	June 30, 2019
	FET (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Assets
Current assets
Cash and cash equivalents	$—	$20,277	$17,088	$—	$37,365
Accounts receivable—trade, net	—	148,730	31,883	—	180,613
Inventories, net	—	396,518	80,253	(7,698)	469,073
Prepaid expenses and other current assets	—	30,230	1,290	—	31,520
Accrued revenue	—	376	497	—	873
Costs and estimated profits in excess of billings	—	4,037	4,401	—	8,438
Total current assets	—	600,168	135,412	(7,698)	727,882
Property and equipment, net of accumulated depreciation	—	151,462	20,084	—	171,546
Operating lease assets	—	33,973	19,985	—	53,958
Deferred financing costs, net	1,657	—	—	—	1,657
Intangible assets	—	304,866	37,054	—	341,920
Goodwill	—	434,029	37,437	—	471,466
Investment in unconsolidated subsidiary	—	858	43,679	—	44,537
Deferred income taxes, net	—	—	—	—	—
Other long-term assets	—	4,331	4,414	—	8,745
Investment in affiliates	876,161	266,720	—	(1,142,881)	—
Long-term advances to affiliates	626,446	—	97,481	(723,927)	—
Total assets	$1,504,264	$1,796,407	$395,546	$(1,874,506)	$1,821,711
Liabilities and equity
Current liabilities
Current portion of long-term debt	$—	$1,143	$26	$—	$1,169
Accounts payable—trade	—	110,500	27,319	—	137,819
Accrued liabilities	6,650	30,554	37,774	—	74,978
Deferred revenue	—	2,651	5,395	—	8,046
Billings in excess of costs and profits recognized	—	1,567	717	—	2,284
Total current liabilities	6,650	146,415	71,231	—	224,296
Long-term debt, net of current portion	477,403	525	54	—	477,982
Deferred income taxes, net	—	4,632	15,480	—	20,112
Operating lease liabilities	—	32,255	20,951	—	53,206
Other long-term liabilities	—	12,492	13,412	—	25,904
Long-term payables to affiliates	—	723,927	—	(723,927)	—
Total liabilities	484,053	920,246	121,128	(723,927)	801,500

Total equity	1,020,211	876,161	274,418	(1,150,579)	1,020,211
Total liabilities and equity	$1,504,264	$1,796,407	$395,546	$(1,874,506)	$1,821,711

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

Forum Energy Technologies, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Condensed consolidating statements of cash flows

	Six Months Ended June 30, 2019
	FET (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Cash flows from operating activities	$(7,138)	$53,246	$(5,324)	$—	$40,784
Cash flows from investing activities
Capital expenditures for property and equipment	—	(8,452)	(819)	—	(9,271)
Proceeds from sale of business, property and equipment	—	425	—	—	425
Long-term loans and advances to affiliates	48,175	(606)	—	(47,569)	—
Net cash provided by (used in) investing activities	$48,175	$(8,633)	$(819)	$(47,569)	$(8,846)
Cash flows from financing activities
Borrowings of debt	82,000	—	—	—	82,000
Repayments of debt	(122,000)	(1,138)	55	—	(123,083)
Repurchases of stock	(1,037)	—	—	—	(1,037)
Long-term loans and advances from affiliates	—	(48,175)	606	47,569	—
Net cash provided by (used in) financing activities	$(41,037)	$(49,313)	$661	$47,569	$(42,120)

Effect of exchange rate changes on cash	—	—	306	—	306

Net decrease in cash, cash equivalents and restricted cash	—	(4,700)	(5,176)	—	(9,876)
Cash, cash equivalents and restricted cash at beginning of period	—	24,977	22,264	—	47,241
Cash, cash equivalents and restricted cash at end of period	$—	$20,277	$17,088	$—	$37,365

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
•changes in relative activities of U.S. and international operations;
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

Overview
We are a global oilfield products company, serving the drilling, downhole, subsea, completions, and production sectors of the oil and natural gas industry. We design, manufacture and distribute products and engage in aftermarket services, parts supply and related services that complement our product offering. Our product offering includes a mix of frequently replaced consumable products and highly engineered capital products that are used in the exploration, development, production and transportation of oil and natural gas. Our consumable products are used in drilling, well construction and completions activities, within the supporting infrastructure, and at processing centers and refineries. Our engineered capital products are directed at: drilling rig equipment for new rigs, upgrades and refurbishment projects; subsea construction and development projects; pressure pumping equipment; the placement of production equipment on new producing wells; and downstream capital projects. For the six months ended June 30, 2019, approximately 86% of our revenue was derived from consumable products and activity-based equipment, while the balance was primarily derived from capital products with a small amount from rental and other services.
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
The probability of any cyclical change in energy prices and the extent and duration of such a change are difficult to predict. Oil prices strengthened through much of 2018, giving rise to higher drilling and completions activity and spending by our customers, primarily in North America. The volume of rigs drilling for oil and natural gas in North America and the level of hydraulic fracturing and other well completion activities are drivers for our revenue from this region. In the fourth quarter of 2018, oil prices declined significantly as a result of slowing growth in global oil demand and a surge in U.S. oil production. This decline in prices occurred during the time when oil and natural gas operators were establishing their 2019 capital expenditure budgets, resulting in lower levels of drilling and completions activity in the U.S. in 2019. As a result, oilfield service companies are reducing spending on new capital equipment by utilizing idle equipment and reducing the amount of consumable items in their inventories. This decrease in spending negatively impacts the demand for our products.
Drilling and completions activity for the U.S. onshore market has recovered significantly from the low point reached in the second quarter of 2016. Activity in international regions has lagged the U.S. onshore recovery; however, increases in certain international regions have started to materialize in 2019. Global offshore and subsea activity have recently seen a modest recovery but still remain at low levels compared to historical activity. Current demand for our drilling and completions capital equipment offerings remains far below the level achieved during the last newbuild cycle due to the oversupply of relatively new or recently upgraded equipment, especially onshore and offshore drilling rigs. In addition, publicly traded exploration and production and oilfield service companies are under pressure from their investors to live within their budgets and generate positive cash flow. This factor has contributed to recent declines in U.S. onshore completions activity and has led service companies to reduce capital expenditures and defer maintenance of existing equipment.
The revenue of our Valve Solutions product line is also influenced by energy prices, but to a lesser extent compared to our other product lines, resulting in more stable operating and financial results over time. Demand for valves from the oil and natural gas industry worldwide is driven by planned investments in global refinery and petrochemical projects, as well as the construction of additional pipeline capacity. While total demand for valves is relatively stable, our valve distribution customers have also been under pressure to produce positive free cash flow. This has led them to decrease the amount of valves in their inventories, causing what we believe to be a short term decrease in orders from our valve distribution customers until their inventories reach targeted levels.
The U.S. government has imposed tariffs on imports of selected products, including those sourced from China. In response, China and other countries have imposed retaliatory tariffs on a wide range of U.S. products, including those containing steel and aluminum. These tariffs have caused our cost of raw materials to increase, primarily in our Coiled Tubing and Valve Solutions product lines. In response, we are taking actions to mitigate the impact, including through the diversification of our supply chain.
The table below shows average crude oil and natural gas prices for West Texas Intermediate crude oil (“WTI”), United Kingdom Brent crude oil (“Brent”), and Henry Hub natural gas:

	Three Months Ended
	June 30,	March 31,	June 30,
	2019	2019	2018
Average global oil, $/bbl
West Texas Intermediate	$59.88	$54.82	$68.07
United Kingdom Brent	$69.04	$63.10	$74.53

Average North American Natural Gas, $/Mcf
Henry Hub	$2.57	$2.92	$2.85
The price of oil has increased over the first half of 2019 with the spot prices for WTI and Brent increasing from $45.15 and $50.57 per barrel, respectively, as of December 31, 2018 to $58.20 and $67.52 per barrel, respectively, as of June 30, 2019. Average WTI and Brent oil prices in the second quarter of 2019 increased 9% compared to the first quarter of 2019, but were 12% and 7% lower, respectively, compared to the second quarter of 2018. In addition, average natural gas prices in the second quarter of 2019 were 12% lower compared to the first quarter of 2019 and 10% lower compared to the second quarter of 2018.

The table below shows the average number of active drilling rigs, based on the weekly Baker Hughes Incorporated rig count, operating by geographic area and drilling for different purposes.

	Three Months Ended
	June 30,	March 31,	June 30,
	2019	2019	2018
Active Rigs by Location
United States	989	1,043	1,039
Canada	82	183	108
International	1,109	1,030	968
Global Active Rigs	2,180	2,256	2,115

Land vs. Offshore Rigs
Land	1,908	1,987	1,898
Offshore	272	269	217
Global Active Rigs	2,180	2,256	2,115

U.S. Commodity Target
Oil/Gas	805	848	842
Gas	184	195	195
Unclassified	—	—	2
Total U.S. Active Rigs	989	1,043	1,039

U.S. Well Path
Horizontal	868	919	914
Vertical	50	61	58
Directional	71	63	67
Total U.S. Active Rigs	989	1,043	1,039
A substantial portion of our revenue is impacted by the level of rig activity and the number of wells completed. The average U.S. rig count for the second quarter of 2019 was 5% lower compared to the first quarter of 2019 and the second quarter of 2018. Average activity levels for the remainder of 2019 are projected to remain below prior year levels.
The table below shows the amount of total orders by segment:

(in millions of dollars)	Three months ended			Six Months Ended
	June 30,	March 31,	June 30,	June 30,	June 30,
	2019	2019	2018	2019	2018
Drilling & Downhole	$78.3	$82.0	$115.1	$160.3	$192.2
Completions	70.7	80.3	96.1	151.0	183.2
Production	75.6	79.9	98.8	155.5	195.6
Total Orders	$224.6	$242.2	$310.0	$466.8	$571.0

Results of operations
Three months ended June 30, 2019 compared with three months ended June 30, 2018

	Three Months Ended June 30,		Change
	2019	2018	$	%
(in thousands of dollars, except per share information)
Revenue:
Drilling & Downhole	$82,352	$86,476	$(4,124)	(4.8)%
Completions	81,520	100,049	(18,529)	(18.5)%
Production	83,255	88,599	(5,344)	(6.0)%
Eliminations	(1,479)	(1,121)	(358)	*
Total revenue	245,648	274,003	(28,355)	(10.3)%
Operating income (loss):
Drilling & Downhole	$1,342	$(7,520)	$8,862	117.8%
Operating margin %	1.6%	(8.7)%
Completions	2,841	14,190	(11,349)	(80.0)%
Operating margin %	3.5%	14.2%
Production	3,589	3,704	(115)	(3.1)%
Operating margin %	4.3%	4.2%
Corporate	(6,895)	(8,843)	1,948	22.0%
Total segment operating income	877	1,531	(654)	(42.7)%
Operating margin %	0.4%	0.6%
Transaction expenses	125	59	66	*
Intangible asset impairments	—	14,477	(14,477)	*
Loss (gain) on disposal of assets and other	16	(1,303)	1,319	*
Operating income (loss)	736	(11,702)	12,438	106.3%
Interest expense	8,223	7,861	362	4.6%
Foreign exchange gains and other, net	(2,146)	(5,860)	3,714	*
Total other expense	6,077	2,001	4,076	203.7%
Loss before income taxes	(5,341)	(13,703)	8,362	61.0%
Income tax expense	8,393	1,646	6,747	409.9%
Net loss	$(13,734)	$(15,349)	$1,615	10.5%

Weighted average shares outstanding
Basic	109,987	108,714
Diluted	109,987	108,714
Loss per share
Basic	$(0.12)	$(0.14)
Diluted	$(0.12)	$(0.14)
* not meaningful
We acquired two businesses in 2018. Therefore, our results of operations for the second quarter of 2019 may not be comparable to the results of operations for the second quarter of 2018. Refer to Note 4 Acquisitions & Dispositions for additional information.

Revenue
Our revenue for the three months ended June 30, 2019 was $245.6 million, a decrease of $28.4 million, or 10.3%, compared to the three months ended June 30, 2018. For the three months ended June 30, 2019, our Drilling & Downhole, Completions, and Production segments comprised 33.5%, 32.6%, and 33.9% of our total revenue, respectively, which compared to 31.6%, 36.1%, and 32.3% of total revenue, respectively, for the three months ended June 30, 2018. The changes in revenue by operating segment consisted of the following:
Drilling & Downhole segment — Revenue was $82.4 million for the three months ended June 30, 2019, a decrease of $4.1 million, or 4.8%, compared to the three months ended June 30, 2018. This change was driven by a $9.1 million decrease in revenue for our Drilling product line, primarily due to lower sales volumes for our consumable products. This decline was partially offset by a $2.7 million increase in revenue for our Subsea product line, primarily due to higher sales of non-oil and natural gas capital equipment and a $2.2 million increase in revenue for our Downhole product line due to continued sales volume growth for our artificial lift products, including the revenue contribution from ESPCT which was acquired in the third quarter of 2018.
Completions segment — Revenue was $81.5 million for the three months ended June 30, 2019, a decrease of $18.5 million, or 18.5%, compared to the three months ended June 30, 2018. This change includes a $13.6 million decrease in revenue for our Stimulation and Intervention product line attributable to lower capital spending by our pressure pumping service customers, partially offset by the revenue contribution from GHT, which was acquired in the fourth quarter of 2018. The remaining decline was driven by a $4.9 million decrease in sales volumes for our Coiled Tubing product line.
Production segment — Revenue was $83.3 million for the three months ended June 30, 2019, a decrease of $5.3 million, or 6.0%, compared to the three months ended June 30, 2018. This decrease was primarily driven by a $3.1 million decline in sales volumes of our valve products, particularly sales into the North America oil and natural gas market, and a $2.3 million decrease in sales for our Production Equipment product line as a result of lower sales volumes of our oil treatment equipment used in downstream applications.
Segment operating income and segment operating margin percentage
Segment operating income for the three months ended June 30, 2019 was $0.9 million, a decline of $0.7 million compared to the three months ended June 30, 2018. For the three months ended June 30, 2019, segment operating margin percentage was 0.4% compared to 0.6% for the three months ended June 30, 2018. The segment operating margin percentage is calculated by dividing segment operating income by revenue for the period. The change in operating margin for each segment is explained as follows:
Drilling & Downhole segment — The operating margin percentage for this segment was 1.6% for the three months ended June 30, 2019 compared to (8.7)% for the three months ended June 30, 2018. The improvement in operating margins is attributable to a more favorable sales mix and lower selling, general and administration expenses including a decrease in employee related costs as a result of cost reduction actions and a $2.2 million reduction in amortization expense following intangible asset impairments recognized in the fourth quarter of 2018.
Completions segment — The operating margin percentage for this segment was 3.5% for the three months ended June 30, 2019 compared to 14.2% for the three months ended June 30, 2018. The decline in operating margin percentage is due to decreased operating leverage on lower sales volumes of our well stimulation products. In addition, the three months ended June 30, 2019 includes incremental costs from steel tariffs in our Coiled Tubing product line and incremental selling, general and administrative expenses following the fourth quarter 2018 acquisition of GHT.
Production segment — The operating margin percentage for this segment was 4.3% for the three months ended June 30, 2019 which was consistent with the comparable three months ended June 30, 2018. Segment operating margins have been negatively impacted by incremental cost from steel tariffs in our Valves product line, offset by a reduction in selling, general and administrative expenses, primarily lower employee related costs as a result of cost reduction actions.
Corporate — Selling, general and administrative expenses for Corporate decreased by $1.9 million, or 22.0%, to $6.9 million for the three months ended June 30, 2019 compared to $8.8 million for the three months ended June 30, 2018. This decrease was primarily attributable to lower employee related costs and a decrease in professional fees. Corporate costs include, among other items, payroll related costs for management, administration, finance, legal, and human resources personnel; professional fees for legal, accounting and related services; and marketing costs.

Other items not included in segment operating income (loss)
Several items are not included in segment operating income (loss), but are included in total operating income (loss). These items include transaction expenses, intangible asset impairments, and gain on the disposal of assets and other. Transaction expenses relate to legal and other advisory costs incurred in acquiring businesses and are not considered to be part of segment operating income (loss). In the second quarter of 2018, we made the decision to exit specific products within the Subsea and Downhole product lines. As a result, we recognized $14.5 million of impairment losses on certain intangible assets (primarily customer relationships).
Other income and expense
Other income and expense includes interest expense and foreign exchange gains and other, net. We incurred $8.2 million of interest expense during the three months ended June 30, 2019, an increase of $0.4 million from the three months ended June 30, 2018.
The foreign exchange gains are primarily the result of movements in the British pound and the Euro relative to the U.S. dollar. These movements in exchange rates create foreign exchange gains or losses when applied to monetary assets or liabilities denominated in currencies other than the location’s functional currency, primarily U.S. dollar denominated cash, trade account receivables and net intercompany receivable balances for our entities using a functional currency other than the U.S. dollar.
Taxes
We recorded tax expense of $8.4 million for the three months ended June 30, 2019, compared to a tax expense of $1.6 million for the three months ended June 30, 2018. Tax expense for the three months ended June 30, 2019 includes an increase in our valuation allowance of $5.9 million to write down our deferred tax assets in the U.S. and Saudi Arabia. In addition, the estimated annual effective tax rate for the three months ended June 30, 2019 is different than the comparable period in 2018 primarily due to losses in jurisdictions where the recording of a tax benefit is not available. Furthermore, the tax expense or benefit recorded can vary from period to period depending on the Company’s relative mix of U.S. and non-U.S. earnings and losses by jurisdiction.

Six months ended June 30, 2019 compared with six months ended June 30, 2018

	Six Months Ended June 30,		Favorable / (Unfavorable)
	2019	2018	$	%
(in thousands of dollars, except per share information)
Revenue:
Drilling & Downhole	$168,292	$163,340	$4,952	3.0%
Completions	176,179	188,103	(11,924)	(6.3)%
Production	175,250	175,020	230	0.1%
Eliminations	(2,231)	(2,229)	(2)	*
Total revenue	517,490	524,234	(6,744)	(1.3)%
Operating income (loss):
Drilling & Downhole	(1,157)	(17,830)	16,673	93.5%
Operating margin %	(0.7)%	(10.9)%
Completions	9,692	23,151	(13,459)	(58.1)%
Operating margin %	5.5%	12.3%
Production	7,924	7,866	58	0.7%
Operating margin %	4.5%	4.5%
Corporate	(15,301)	(17,423)	2,122	12.2%
Total segment operating income (loss)	1,158	(4,236)	5,394	127.3%
Operating margin %	0.2%	(0.8)%
Transaction expenses	718	1,395	677	48.5%
Intangible asset impairments	—	14,477	14,477	*
Contingent consideration benefit	(4,629)	—	4,629	*
Loss (gain) on disposal of assets and other	36	(1,700)	(1,736)	*
Operating income (loss)	5,033	(18,408)	23,441	127.3%
Interest expense	16,404	15,948	(456)	(2.9)%
Foreign exchange losses (gains) and other, net	131	(2,309)	(2,440)	(105.7)%
Gain on contribution of subsea rentals business	—	(33,506)	(33,506)	*
Total other (income) expense, net	16,535	(19,867)	(36,402)	*
Income (loss) before income taxes	(11,502)	1,459	(12,961)	(888.3)%
Income tax expense (benefit)	10,120	(11,258)	(21,378)	(189.9)%
Net income (loss)	$(21,622)	$12,717	$(34,339)	(270.0)%

Weighted average shares outstanding
Basic	109,816	108,569
Diluted	109,816	110,821
Earnings (loss) per share
Basic	$(0.20)	$0.12
Diluted	$(0.20)	$0.11
* not meaningful
We acquired two businesses in 2018. Therefore, our results of operations for the six months ended June 30, 2019 may not be comparable to historical results of operations for the six months ended June 30, 2018. Refer to Note 4 Acquisitions & Dispositions for additional information.

Revenue
Our revenue for the six months ended June 30, 2019 was $517.5 million, a decrease of $6.7 million, or 1.3%, compared to the six months ended June 30, 2018. For the six months ended June 30, 2019, our Drilling & Downhole, Completions, and Production segments comprised 32.5%, 33.6%, and 33.9% of our total revenue, respectively, which compared to 31.2%, 35.4%, and 33.4% of total revenue, respectively, for the six months ended June 30, 2018. The changes in revenue by operating segment consisted of the following:
Drilling & Downhole segment — Revenue was $168.3 million for the six months ended June 30, 2019, an increase of $5.0 million, or 3.0%, compared to the six months ended June 30, 2018. This change includes an $8.1 million increase in revenue for our Downhole product line due to continued sales volume growth for our artificial lift products, including the revenue contribution from ESPCT which was acquired in the third quarter of 2018. Revenue for our Subsea product line increased by $6.8 million primarily due to higher sales of ROVs and other subsea capital equipment in the six months ended June 30, 2019. These increases were partially offset by a $9.9 million decrease in revenues for our Drilling product line primarily due to lower sales volumes for our consumable products.
Completions segment — Revenue was $176.2 million for the six months ended June 30, 2019, a decrease of $11.9 million, or 6.3%, compared to the six months ended June 30, 2018. This decline was driven by a $13.4 million decrease in revenue for our Stimulation and Intervention product line attributable to lower capital spending by our pressure pumping service customers partially offset by the revenue contribution from GHT, which was acquired in the fourth quarter of 2018, and a $1.5 million increase in revenue for our Coiled Tubing product line due to higher sales into international markets.
Production segment — Revenue was $175.3 million for the six months ended June 30, 2019, an increase of $0.2 million, or 0.1%, compared to the six months ended June 30, 2018. The increase was primarily driven by a $2.9 million increase in sales for our Production Equipment product line as a result of higher sales volumes of surface production equipment to oil and natural gas operators. This increase was partially offset by a $2.6 million decline in sales volumes of valve products, particularly sales into the North America oil and natural gas market.
Segment operating income (loss) and segment operating margin percentage
Segment operating income for the six months ended June 30, 2019 was $1.2 million, an improvement of $5.4 million compared to the six months ended June 30, 2018. For the six months ended June 30, 2019, segment operating margin percentage was 0.2% compared to (0.8)% for the six months ended June 30, 2018. The segment operating margin percentage is calculated by dividing segment operating income (loss) by revenue for the period. The change in operating margin percentage for each segment is explained as follows:
Drilling & Downhole segment — The operating margin percentage for this segment was (0.7)% for the six months ended June 30, 2019 compared to (10.9)% for the six months ended June 30, 2018. The improvement in operating margins is attributable to increased operating leverage and a more favorable sales mix on the higher sales volumes described above. In addition, segment operating margins increased due to lower selling, general and administration expenses as a result of a $4.4 million reduction in amortization expense following intangible asset impairments recognized in the fourth quarter of 2018 and lower employee related costs as a result of cost reduction actions.
Completions segment — The operating margin percentage for this segment was 5.5% for the six months ended June 30, 2019 compared to 12.3% for the six months ended June 30, 2018. The decline in operating margin percentage is due to decreased operating leverage on lower sales volumes of our well stimulation products. In addition, the six months ended June 30, 2019 includes incremental costs from steel tariffs in our Coiled Tubing product line and incremental selling, general and administrative expenses following the fourth quarter 2018 acquisition of GHT.
Production segment — The operating margin percentage for this segment was 4.5% for the six months ended June 30, 2019 which was consistent with the comparable six months ended June 30, 2018. Segment operating margins have been negatively impacted by incremental cost from steel tariffs in our Valves product line, offset by a reduction in selling, general and administrative expenses, primarily lower employee related costs as a result of cost reduction actions.
Corporate — Selling, general and administrative expenses for Corporate were $15.3 million for the six months ended June 30, 2019, a decrease of $2.1 million, or 12.2%, compared to the six months ended June 30, 2018. This decrease was primarily attributable to lower employee related costs and a decrease in professional fees, partially offset by an increase in employee severance costs. Corporate costs include, among other items, payroll related costs for management, administration, finance, legal, and human resources personnel; professional fees for legal, accounting and related services; and marketing costs.

Other items not included in segment operating income (loss)
Several items are not included in segment operating income (loss), but are included in total operating income (loss). These items include transaction expenses, intangible asset impairments, contingent consideration benefit and gains on the disposal of assets and other. Transaction expenses relate to legal and other advisory costs incurred in acquiring businesses and are not considered to be part of segment operating income (loss). These costs were $0.7 million for the six months ended June 30, 2019 and $1.4 million for the six months ended June 30, 2018.
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
Other income and expense
Other income and expense includes interest expense, foreign exchange losses (gains) and a gain recognized on the contribution of our subsea rentals business. We incurred $16.4 million of interest expense during the six months ended June 30, 2019, an increase of $0.5 million from the six months ended June 30, 2018 primarily due to an increase in average outstanding borrowings under our revolving line of credit.
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
Taxes
We recorded a tax expense of $10.1 million for the six months ended June 30, 2019, compared to a tax benefit of $11.3 million for the six months ended June 30, 2018. Tax expense for the three months ended June 30, 2019 includes an increase in our valuation allowance of $5.9 million to write down our deferred tax assets in the U.S. and Saudi Arabia. The tax benefit for the six months ended June 30, 2018 included a $15.9 million tax benefit related to an adjustment of the provisional tax impact of U.S. tax reform. See Note 9 Income Taxes for additional information on the impact of U.S. Tax Reform. In addition, the estimated annual effective tax rate for 2019 is significantly different than the comparable period in 2018 primarily due to losses in jurisdictions where the recording of a tax benefit is not available. Furthermore, the tax benefit or expense recorded can vary from period to period depending on the Company’s relative mix of U.S. and non-U.S. earnings and losses by jurisdiction.

Liquidity and capital resources
Sources and uses of liquidity
Our internal sources of liquidity are cash on hand and cash flows from operations, while our primary external sources include trade credit and our Credit Facility and Senior Notes described below. Our primary uses of capital have been for inventories, sales on credit to our customers and ongoing maintenance and growth capital expenditures. We continually monitor potential capital sources, including equity and debt financing, to meet our investment and target liquidity requirements. Our future success and growth will be highly dependent on our ability to continue generating positive operating cash flow and access outside sources of capital. Based on existing market conditions and our expected liquidity needs, among other factors, we may use a portion of our cash flows from operations, proceeds from divestitures, securities offerings or borrowings to reduce debt prior to scheduled maturities or to repay bank borrowings.
At June 30, 2019, we had cash and cash equivalents of $37.4 million, availability under our Credit Facility of $205.1 million and total debt of $479.2 million. Our 2019 capital expenditures consist of, among other items, investments in certain manufacturing facilities, replacing end of life machinery and equipment, and continuing the implementation of our enterprise resource planning solution globally. We believe that cash on hand, cash generated from operations and availability under our Credit Facility will be sufficient to fund operations, working capital needs, and capital expenditure requirements for the foreseeable future.
In 2018, we expanded and diversified our product portfolio with the acquisition of two businesses for total consideration of $65.3 million. We did not have any acquisitions in the first half of 2019. For additional information, see Note 4 Acquisitions & Dispositions. We may pursue acquisitions in the future, which may be funded with cash and/or equity. Our ability to make significant additional acquisitions for cash may require us to pursue additional equity or debt financing, which we may not be able to obtain on terms acceptable to us or at all.
Our cash flows for the six months ended June 30, 2019 and 2018 are presented below (in millions):

	Six Months Ended June 30,
	2019	2018
Net cash provided by (used in) operating activities	$40.8	$(25.7)
Net cash used in investing activities	(8.8)	(5.3)
Net cash used in financing activities	(42.1)	(43.9)
Effect of exchange rate changes on cash	0.2	(1.2)
Net decrease in cash, cash equivalents and restricted cash	$(9.9)	$(76.1)
Net cash provided by (used in) operating activities
Net cash provided by operating activities was $40.8 million for the six months ended June 30, 2019 compared to $25.7 million of cash used in operating activities for the six months ended June 30, 2018. This improvement is primarily attributable to changes in working capital which provided cash of $13.7 million for the six months ended June 30, 2019 compared to a $55.2 million use of cash for the same period in 2018.
Net cash used in investing activities
Net cash used in investing activities was $8.8 million for the six months ended June 30, 2019 compared to $5.3 million used in investing activities for the same period in 2018. Net cash used in investing activities for the six months ended June 30, 2019 includes $9.3 million of capital expenditures for property and equipment. In comparison, net cash used in investing activities for the six months ended June 30, 2018 included $14.1 million of capital expenditures for property and equipment offset by $8.8 million of proceeds from the sale of business, property and equipment.
Net cash used in financing activities
Net cash used in financing activities was $42.1 million and $43.9 million for the six months ended June 30, 2019 and 2018, respectively. Net cash used in financing activities includes approximately $41.1 million of net repayments of debt for the six months ended June 30, 2019 compared to $41.7 million for the same period in 2018.

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
Off-balance sheet arrangements
As of June 30, 2019, we had no off-balance sheet instruments or financial arrangements, other than letters of credit entered into in the ordinary course of business. Operating leases were excluded from our balance sheet as of December 31, 2018, but are included in the balance sheet as of June 30, 2019 following the January 1, 2019 adoption of ASC 842. For additional information, refer to Note 2 Recent Accounting Pronouncements and Note 8 Leases.
Contractual obligations
Except for net repayments under the Credit Facility, as of June 30, 2019, there have been no material changes in our contractual obligations and commitments disclosed in our 2018 Annual Report on Form 10-K.
Critical accounting policies and estimates
There have been no material changes in our critical accounting policies and procedures during the six months ended June 30, 2019. For a detailed discussion of our critical accounting policies and estimates, refer to our 2018 Annual Report on Form 10-K. For recent accounting pronouncements, refer to Note 2 Recent Accounting Pronouncements.

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

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures as defined under Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures have been designed to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Our management, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b) as of June 30, 2019. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2019.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
Information related to Item 1. Legal Proceedings is included in Note 12 Commitments and Contingencies, which is incorporated herein by reference.
Item 1A. Risk Factors
For additional information about our risk factors, see “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2018.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Following is a summary of our repurchases of our common stock during the three months ended June 30, 2019.

Period	Total number of shares purchased (a)	Average price paid per share	Total number of shares purchased as part of publicly announced plan or programs (b)	Maximum value of shares that may yet be purchased under the plan or program (in thousands) (b)
April 1, 2019 - April 30, 2019	—	$—	—	$49,752
May 1, 2019 - May 31, 2019	—	$—	—	$49,752
June 1, 2019 - June 30, 2019	—	$—	—	$49,752
Total	—	$—	—
(a) No shares were purchased during the three months ended June 30, 2019.
(b) In October 2014, our board of directors approved a program for the repurchase of outstanding shares of our common stock with an aggregate purchase amount of up to $150 million. From the inception of this program through June 30, 2019, we have repurchased approximately 4.5 million shares of our common stock for aggregate consideration of approximately $100.2 million. Remaining authorization under this program is $49.8 million.
Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
We are hereby correcting a typographical error that appeared in our proxy statement, dated April 2, 2019, concerning the deadline, under our bylaws, for stockholders to give timely notice of business and director nominations to be brought before our 2020 annual meeting of stockholders. The error appeared in the section of our proxy statement titled “Additional Information - Stockholder Proposals for the 2020 Annual Meeting,” and the corrected deadline is as follows:
For notice to be timely, it must be delivered to our Secretary at our principal executive offices no later than close of business on the 90th day prior to the anniversary of the prior year’s annual meeting date but not earlier than the 120th day prior to such anniversary. Accordingly, for the 2020 Annual Meeting of stockholders, notice will have to be delivered to our Secretary at our principal offices no earlier than January 15, 2020 or later than February 14, 2020.
Item 6. Exhibits

Exhibit
Number		DESCRIPTION

31.1*	—	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	—	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	—	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	—	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	—	Inline XBRL Instance Document

101.SCH*	—	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	—	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB*	—	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	—	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF*	—	Inline XBRL Taxonomy Extension Definition Linkbase Document.

104*	—	Cover Page Interactive Data File

*Filed herewith.
**Furnished herewith.

SIGNATURES
As required by Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has authorized this report to be signed on its behalf by the undersigned authorized individuals.

FORUM ENERGY TECHNOLOGIES, INC.
Date:	July 31, 2019	By:	/s/ Pablo G. Mercado
Pablo G. Mercado
Senior Vice President, Chief Financial Officer and Treasurer
(As Duly Authorized Officer and Principal Financial Officer)

		By:	/s/ Tylar K. Schmitt
Tylar K. Schmitt
Vice President and Chief Accounting Officer
(As Duly Authorized Officer and Principal Accounting Officer)