Form 10-Q
period 2019-09-30
FORUM ENERGY TECHNOLOGIES, INC.
filed 2019-10-30
CIK 1401257

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________________
FORM 10-Q
___________________________________

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________
Commission File Number 001-35504
FORUM ENERGY TECHNOLOGIES, INC.
(Exact name of registrant as specified in its charter)

Delaware	61-1488595
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

10344 Sam Houston Park Drive	Suite 300	Houston	Texas	77064
(Address of Principal Executive Offices)				(Zip Code)

(281)	949-2500
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of October 29, 2019 there were 110,464,461 common shares outstanding.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements

Forum Energy Technologies, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Loss
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share information)	2019	2018	2019	2018
Revenue	$239,266	$267,037	$756,756	$791,271
Cost of sales	176,632	192,496	560,836	576,774
Gross profit	62,634	74,541	195,920	214,497
Operating expenses
Selling, general and administrative expenses	63,471	71,790	195,320	215,369
Transaction expenses	254	769	972	2,164
Impairments of goodwill, intangible assets, property and equipment	532,336	—	532,336	14,477
Contingent consideration benefit	—	—	(4,629)	—
Loss (gain) on disposal of assets and other	(107)	205	(71)	(1,495)
Total operating expenses	595,954	72,764	723,928	230,515
Earnings (loss) from equity investment	(39)	659	(318)	46
Operating income (loss)	(533,359)	2,436	(528,326)	(15,972)
Other expense (income)
Interest expense	7,766	7,923	24,170	23,871
Foreign exchange and other gains, net	(3,200)	(1,325)	(3,069)	(3,634)
Gain realized on previously held equity investment	(1,567)	—	(1,567)	—
Gain on contribution of subsea rentals business	—	—	—	(33,506)
Total other expense (income), net	2,999	6,598	19,534	(13,269)
Loss before income taxes	(536,358)	(4,162)	(547,860)	(2,703)
Income tax expense (benefit)	(3,371)	(1,108)	6,749	(12,366)
Net income (loss)	(532,987)	(3,054)	(554,609)	9,663

Weighted average shares outstanding
Basic	110,295	108,856	109,977	108,666
Diluted	110,295	108,856	109,977	110,801
Earnings (loss) per share
Basic	$(4.83)	$(0.03)	$(5.04)	$0.09
Diluted	(4.83)	(0.03)	(5.04)	0.09

Other comprehensive income (loss), net of tax:
Net income (loss)	(532,987)	(3,054)	(554,609)	9,663
Change in foreign currency translation, net of tax of $0	(6,260)	(1,536)	(2,833)	(13,884)
Gain (loss) on pension liability	(17)	7	(21)	78
Comprehensive loss	$(539,264)	$(4,583)	$(557,463)	$(4,143)
The accompanying notes are an integral part of these condensed consolidated financial statements.

Forum Energy Technologies, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)

(in thousands, except share information)	September 30, 2019	December 31, 2018
Assets
Current assets
Cash and cash equivalents	$28,897	$47,241
Accounts receivable—trade, net of allowances of $9,618 and $7,432	182,649	206,055
Inventories, net	443,432	479,023
Prepaid expenses and other current assets	31,803	23,677
Accrued revenue	1,084	862
Costs and estimated profits in excess of billings	4,640	9,159
Total current assets	692,505	766,017
Property and equipment, net of accumulated depreciation	160,173	177,358
Operating lease assets	50,706	—
Deferred financing costs, net	1,450	2,071
Intangible assets	279,371	359,048
Goodwill	—	469,647
Investment in unconsolidated subsidiary	—	44,982
Deferred income taxes, net	—	1,234
Other long-term assets	14,947	9,295
Total assets	$1,199,152	$1,829,652
Liabilities and equity
Current liabilities
Current portion of long-term debt	$1,220	$1,167
Accounts payable—trade	124,062	143,186
Accrued liabilities	87,148	81,032
Deferred revenue	7,152	8,335
Billings in excess of costs and profits recognized	4,507	3,210
Total current liabilities	224,089	236,930
Long-term debt, net of current portion	399,805	517,544
Deferred income taxes, net	12,627	15,299
Operating lease liabilities	51,718	—
Other long-term liabilities	25,451	29,753
Total liabilities	713,690	799,526
Commitments and contingencies
Equity
Common stock, $0.01 par value, 296,000,000 shares authorized, 118,594,202 and 117,411,158 shares issued	1,186	1,174
Additional paid-in capital	1,227,768	1,214,928
Treasury stock at cost, 8,209,974 and 8,200,477 shares	(134,487)	(134,434)
Retained earnings (deficit)	(490,921)	63,688
Accumulated other comprehensive loss	(118,084)	(115,230)
Total equity	485,462	1,030,126
Total liabilities and equity	$1,199,152	$1,829,652
The accompanying notes are an integral part of these condensed consolidated financial statements.

Forum Energy Technologies, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
(in thousands)	2019	2018
Cash flows from operating activities
Net income (loss)	$(554,609)	$9,663
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation expense	22,873	24,975
Amortization of intangible assets	25,621	30,905
Impairments of goodwill, intangible assets, property and equipment	532,336	14,477
Inventory write down	5,775	9,180
Stock-based compensation expense	11,923	17,173
(Earnings) loss from unconsolidated subsidiary	317	(46)
Contingent consideration benefit	(4,629)	—
Gain realized on previously held equity investment	(1,567)	—
Gain on contribution of subsea rentals business	—	(33,506)
Deferred income taxes	(1,438)	(14,406)
Noncash losses (gains) and other, net	5,938	2,372
Changes in operating assets and liabilities
Accounts receivable—trade	20,515	(19,550)
Inventories	28,200	(67,507)
Prepaid expenses and other assets	237	(12,551)
Cost and estimated profit in excess of billings	4,190	(877)
Accounts payable, deferred revenue and other accrued liabilities	(21,328)	12,073
Billings in excess of costs and estimated profits earned	1,297	3,279
Net cash provided by (used in) operating activities	$75,651	$(24,346)
Cash flows from investing activities
Capital expenditures for property and equipment	(12,607)	(19,856)
Acquisition of businesses, net of cash acquired	—	(8,000)
Proceeds from sale of equity investment, property and equipment	39,805	9,194
Net cash provided by (used in) investing activities	$27,198	$(18,662)
Cash flows from financing activities
Borrowings of debt	97,000	100,000
Repayments of debt	(217,333)	(141,866)
Repurchases of stock	(1,050)	(2,499)
Proceeds from stock issuance	—	150
Net cash used in financing activities	$(121,383)	$(44,215)

Effect of exchange rate changes on cash	190	(1,053)

Net decrease in cash, cash equivalents and restricted cash	(18,344)	(88,276)
Cash, cash equivalents and restricted cash at beginning of period	47,241	115,216
Cash, cash equivalents and restricted cash at end of period	$28,897	$26,940

Noncash activities (1)
Assets contributed for equity method investment	$—	$18,070
Note receivable related to equity method investment transaction	$4,725	$4,067
(1) See Note 8 Leases for additional information about noncash activities related to leases and the impact from adoption of ASU 842.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Forum Energy Technologies, Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited)

Nine Months Ended September 30, 2019
(in thousands)	Common stock	Additional paid-in capital	Treasury stock	Retained earnings	Accumulated other comprehensive income / (loss)	Total equity
Balance at December 31, 2018	$1,174	$1,214,928	$(134,434)	$63,688	$(115,230)	$1,030,126
Stock-based compensation expense	—	3,910	—	—	—	3,910
Restricted stock issuance, net of forfeitures	6	(931)	—	—	—	(925)
Shares issued in employee stock purchase plan	2	682	—	—	—	684
Contingent shares issued for acquisition of Cooper Valves	1	374	—	—	—	375
Treasury stock	—	—	(48)	—	—	(48)
Currency translation adjustment	—	—	—	—	4,834	4,834
Change in pension liability	—	—	—	—	(9)	(9)
Net loss	—	—	—	(7,888)	—	(7,888)
Balance at March 31, 2019	$1,183	$1,218,963	$(134,482)	$55,800	$(110,405)	$1,031,059
Stock-based compensation expense	—	4,352	—	—	—	4,352
Restricted stock issuance, net of forfeitures	—	(64)	—	—	—	(64)
Currency translation adjustment	—	—	—	—	(1,407)	(1,407)
Change in pension liability	—	—	—	—	5	5
Net loss	—	—	—	(13,734)	—	(13,734)
Balance at June 30, 2019	$1,183	$1,223,251	$(134,482)	$42,066	$(111,807)	$1,020,211
Stock-based compensation expense	—	3,661	—	—	—	3,661
Restricted stock issuance, net of forfeitures	—	(8)	—	—	—	(8)
Shares issued in employee stock purchase plan	3	864	—	—	—	867
Treasury stock	—	—	(5)	—	—	(5)
Currency translation adjustment	—	—	—	—	(6,260)	(6,260)
Change in pension liability	—	—	—	—	(17)	(17)
Net loss	—	—	—	(532,987)	—	(532,987)
Balance at September 30, 2019	$1,186	$1,227,768	$(134,487)	$(490,921)	$(118,084)	$485,462

The accompanying notes are an integral part of these condensed consolidated financial statements.

Forum Energy Technologies, Inc. and subsidiaries
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited)

Nine Months Ended September 30, 2018
(in thousands)	Common stock	Additional paid-in capital	Treasury stock	Retained earnings	Accumulated other comprehensive income / (loss)	Total equity
Balance at December 31, 2017	$1,163	$1,195,339	$(134,293)	$438,774	$(91,967)	$1,409,016
Stock-based compensation expense	—	5,302	—	—	—	5,302
Restricted stock issuance, net of forfeitures	4	(1,611)	—	—	—	(1,607)
Issuance of performance shares	2	(275)	—	—	—	(273)
Shares issued in employee stock purchase plan	1	995	—	—	—	996
Contingent shares issued for acquisition of Cooper Valves	—	125	—	—	—	125
Treasury stock	—	—	(66)	—	—	(66)
Adjustment for adoption of ASU 2016-16 (Intra-entity asset transfers)	—	—	—	(1,006)	—	(1,006)
Currency translation adjustment	—	—	—	—	6,287	6,287
Change in pension liability	—	—	—	—	16	16
Net income	—	—	—	28,066	—	28,066
Balance at March 31, 2018	$1,170	$1,199,875	$(134,359)	$465,834	$(85,664)	$1,446,856
Stock-based compensation expense	—	5,314	—	—	—	5,314
Restricted stock issuance, net of forfeitures	1	(222)	—	—	—	(221)
Treasury stock	—	—	(45)	—	—	(45)
Currency translation adjustment	—	—	—	—	(18,635)	(18,635)
Change in pension liability	—	—	—	—	55	55
Net loss	—	—	—	(15,349)	—	(15,349)
Balance at June 30, 2018	$1,171	$1,204,967	$(134,404)	$450,485	$(104,244)	$1,417,975
Stock-based compensation expense	—	6,557	—	—	—	6,557
Restricted stock issuance, net of forfeitures	—	(257)	—	—	—	(257)
Exercised stock options		150	—	—	—	150
Shares issued in employee stock purchase plan	1	938	—	—	—	939
Treasury stock	—	—	(30)	—	—	(30)
Currency translation adjustment	—	—	—	—	(1,536)	(1,536)
Change in pension liability	—	—	—	—	7	7
Net loss	—	—	—	(3,054)	—	(3,054)
Balance at September 30, 2018	$1,172	$1,212,355	$(134,434)	$447,431	$(105,773)	$1,420,751
The accompanying notes are an integral part of these condensed consolidated financial statements.

Forum Energy Technologies, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
1. Organization and Basis of Presentation
Forum Energy Technologies, Inc. (the “Company,” “we,” “our,” or “us”), a Delaware corporation, is a global oilfield products company, serving the drilling, downhole, subsea, completions and production sectors of the oil and natural gas industry. The Company's products include highly engineered capital equipment as well as products that are consumed in the drilling, well construction, production and transportation of oil and natural gas. Forum is headquartered in Houston, TX with manufacturing and distribution facilities strategically located around the globe.
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of the Company include the accounts of the Company and its subsidiaries. All intercompany transactions have been eliminated in consolidation.
Prior to the sale of our aggregate 40% interest in the third quarter 2019, our investment in Ashtead Technology (”Ashtead”) was accounted for using the equity method of accounting as we had the ability to exert significant influence, but did not control operating and financial policies. Prior to the sale, our share of the net income (loss) from Ashtead was reported in “Earnings (loss) from equity investment” in the Condensed Consolidated Statements of Comprehensive loss and the investment was included in “Investment in unconsolidated subsidiary” in the condensed consolidated balance sheets. Our share of equity earnings were reported within operating income (loss), as the investee’s operations were integral to the operations of the Company. See Note 4 Acquisitions & Dispositions for further information related to the sale of our aggregate 40% interest in Ashtead.
In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for the fair statement of the Company’s financial position, results of operations and cash flows have been included. Operating results for the nine months ended September 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019 or any other interim period.
These interim financial statements are unaudited and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete consolidated financial statements and should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2018, which are included in the Company’s 2018 Annual Report on Form 10-K filed with the SEC on February 28, 2019.
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
We adopted this new standard as of January 1, 2019 using the modified retrospective transition method which requires leases existing at, or entered into after, January 1, 2019 to be recognized and measured. As such, the comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods. We took advantage of various practical expedients provided by the new standard, including:
•use of the transition package of practical expedients which, among other things, allows us to carry forward the historical lease classification for existing leases;
•making an accounting policy election for leases with an initial term of 12 months or less to be excluded from the balance sheet; and
•electing to not separate non-lease components from lease components for all classes of underlying lease assets.
The adoption of this standard resulted in the recording of net operating lease assets of approximately $54 million and operating lease liabilities of approximately $65 million as of January 1, 2019. The new standard did not materially affect our Condensed Consolidated Statement of Comprehensive Loss for the three and nine months ended September 30, 2019. For additional information, please refer to Note 8 Leases.
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
The Company is currently evaluating the impact of adopting this guidance and is in the process of:
•collecting historical data that will be used in the calculation of expected credit loss;
•documenting relevant assumptions to calculate expected losses; and
•updating policies, procedures and internal controls.
3. Revenue
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
The following table reflects the changes in our contract assets and contract liabilities balances for the nine months ended September 30, 2019 (in thousands):

	September 30, 2019	December 31, 2018	Increase / (Decrease)
			$	%
Accrued revenue	$1,084	$862
Costs and estimated profits in excess of billings	4,640	9,159
Contract assets	$5,724	$10,021	$(4,297)	(43)%

Deferred revenue	$7,152	$8,335
Billings in excess of costs and profits recognized	4,507	3,210
Contract liabilities	$11,659	$11,545	$114	1%
During the nine months ended September 30, 2019, our contract assets decreased by $4.3 million primarily due to the timing of orders and billings in our Subsea Technologies and Production Equipment product lines. During the nine months ended September 30, 2019, our contract liabilities increased by $0.1 million primarily due the timing of billings for customer projects in our Subsea Technologies product line.
During the nine months ended September 30, 2019, we recognized revenue of $7.0 million that was included in the contract liability balance at the beginning of the period.
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
Acquisitions
2018 Acquisition of Houston Global Heat Transfer LLC
On October 5, 2018, we acquired 100% of the stock of Houston Global Heat Transfer LLC (“GHT”) for total aggregate consideration of $57.3 million, net of cash acquired. The aggregate consideration includes the estimated fair value (as of the acquisition date) of certain contingent cash payments due to the former owners of GHT if certain conditions are met in 2019 and 2020. Based in Houston, Texas, GHT designs, engineers, and manufactures premium industrial heat exchanger and cooling systems used primarily on hydraulic fracturing equipment. GHT’s flagship product, the Jumbotron, is an innovative cube-style radiator that substantially reduces customer maintenance expense. This acquisition is included in the Completions segment. In the first quarter of 2019, we updated the estimated fair value of the contingent cash payments and recognized a $4.6 million reduction in the contingent cash liability. This gain is included in contingent consideration benefit in the condensed consolidated statement of comprehensive loss.
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
Revenue and net income for this acquisition were not significant for the nine months ended September 30, 2019. Pro forma results of operations for this acquisition have not been presented because the effects were not material to the consolidated financial statements.
2018 Acquisition of ESP Completion Technologies LLC
On July 2, 2018, we acquired certain assets of ESP Completion Technologies LLC (“ESPCT”), a subsidiary of C&J Energy Services, for cash consideration of $8.0 million. ESPCT consists of a portfolio of early stage technologies that maximize the run life of artificial lift systems, primarily electric submersible pumps. This acquisition is included in the Drilling and Downhole segment. The fair values of the assets acquired and liabilities assumed as well as the pro forma results of operations for this acquisition have not been presented because they are not material to the consolidated financial statements.
Dispositions
2019 Disposition of interest in Ashtead Technology
On September 3, 2019, we sold our aggregate 40% interest in Ashtead to the majority owners of Ashtead. Total consideration for Forum’s 40% interest and the settlement of a £3.0 million British Pounds note receivable from Ashtead was $47.7 million. Forum received $39.3 million in cash proceeds and a new £6.9 million British Pounds note receivable with a three year maturity. In the third quarter of 2019, we recognized a gain of $1.6 million as a result of this transaction, which is classified as Gain realized on previously held equity investment in the Condensed Consolidated Statements of Comprehensive Loss. Pro forma results of operations for this transaction have not been presented because the effects were not material to the consolidated financial statements.
2018 Disposition of Forum Subsea Rentals
On January 3, 2018, we contributed our subsea rentals business to Ashtead to create an independent provider of subsea survey and equipment rental services. In exchange, we received a 40% interest in the combined business, a cash payment of £2.7 million British Pounds and a note receivable from Ashtead of £3.0 million British Pounds. Our 40% interest in Ashtead was accounted for as an equity method investment and reported as Investment in

Forum Energy Technologies, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
unconsolidated subsidiary in our condensed consolidated balance sheets prior to the disposition of our equity interest discussed above. In the first quarter of 2018, we recognized a gain of $33.5 million as a result of the deconsolidation of our Forum Subsea Rentals business, which is classified as Gain on contribution of subsea rentals business in the Condensed Consolidated Statements of Comprehensive Loss. This gain was equal to the sum of the consideration received, which included the fair value of the acquired 40% interest in Ashtead, £2.7 million British Pounds in cash, and the £3.0 million British Pounds note receivable from Ashtead, less the $18.1 million carrying value of the Forum subsea rentals assets at the time of closing. The fair value of such 40% interest in Ashtead was determined based on the present value of estimated future cash flows of the combined entity as of January 3, 2018. The difference between the fair value of our 40% interest in Ashtead of $43.8 million and the book value of the underlying net assets resulted in a basis difference, which was allocated to fixed assets, intangible assets and goodwill based on their respective fair values as of January 3, 2018. The basis difference allocated to fixed assets and intangible assets was amortized through equity earnings (loss) over the estimated life of the respective assets prior to the disposition of our equity interest discussed above. Pro forma results of operations for this transaction have not been presented because the effects were not material to the consolidated financial statements.

5. Inventories
Our significant components of inventory at September 30, 2019 and December 31, 2018 were as follows (in thousands):

	September 30, 2019	December 31, 2018
Raw materials and parts	$186,350	$212,526
Work in process	35,300	39,494
Finished goods	285,267	302,590
Gross inventories	506,917	554,610
Inventory reserve	(63,485)	(75,587)
Inventories	$443,432	$479,023

6. Goodwill and Intangible Assets
Goodwill
The changes in the carrying amount of goodwill from December 31, 2018 to September 30, 2019, were as follows (in thousands):

	Drilling & Downhole	Completions	Production	Total
Goodwill Balance at December 31, 2018	$191,151	$259,280	$19,216	$469,647
Purchase accounting adjustments	427	187	—	614
Impairment	(191,485)	(260,238)	(19,287)	(471,010)
Impact of non-U.S. local currency translation	(93)	771	71	749
Goodwill Balance at September 30, 2019	$—	$—	$—	$—
We perform our annual impairment tests of goodwill as of October 1 or when there is an indication an impairment may have occurred. During the third quarter 2019, there was a significant decline in the quoted market prices of our common stock and a continued decline in U.S. onshore drilling and completions activity, which led us to evaluate all of our reporting units for a triggering event as of September 30, 2019. Upon evaluation, we considered these developments to be a triggering event that required us to update our goodwill impairment evaluation for all reporting units as of September 30, 2019 based on our current forecast and expectations for market conditions. As a result, we determined that the carrying value of each of our Downhole, Stimulation and Intervention, Coiled Tubing, Production Equipment and Valve Solutions reporting units exceeded their respective estimated fair value and we

Forum Energy Technologies, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
recorded non-cash goodwill impairment charges of $191.5 million, $126.3 million, $133.9 million, $4.6 million, and $14.7 million, respectively. These charges are included in “Impairments of goodwill, intangible assets, property and equipment” in the Condensed Consolidated Statements of Comprehensive Loss. Following these impairment charges, there is no remaining goodwill balance for any of our reporting units.
There were no impairments of goodwill during the three and nine months ended September 30, 2018. Accumulated impairment losses on goodwill were $1,006.6 million and $535.6 million, respectively, as of September 30, 2019 and December 31, 2018.
The fair values used in the impairment analysis were determined using the net present value of the expected future cash flows for each reporting unit (classified within level 3 of the fair value hierarchy). We determine the fair value of each reporting unit using a discounted cash flow analysis, which requires significant assumptions and estimates about the future operations of each reporting unit. The assumptions about future cash flows and growth rates are based on our current estimates, strategic plans and management’s estimates for future activity levels. Forecasted cash flows in future periods were estimated using a terminal value calculation, which considered long-term earnings growth rates.
Intangible assets
Intangible assets consisted of the following as of September 30, 2019 and December 31, 2018, respectively (in thousands):

	September 30, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Amortizable Intangibles	Amortization Period (In Years)
Customer relationships	$279,039	$(104,489)	$174,550	10-15
Patents and technology	93,272	(19,519)	73,753	5-19
Non-compete agreements	5,390	(5,288)	102	2-6
Trade names	43,029	(20,083)	22,946	7-19
Distributor relationships	22,160	(18,550)	3,610	15-22
Trademarks	5,089	(679)	4,410	15
Intangible Assets Total	$447,979	$(168,608)	$279,371

	December 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Net Amortizable Intangibles	Amortization Period (In Years)
Customer relationships	$337,546	$(110,228)	$227,318	4-15
Patents and technology	104,394	(17,148)	87,246	5-17
Non-compete agreements	6,245	(5,600)	645	3-6
Trade names	47,493	(18,107)	29,386	10-15
Distributor relationships	22,160	(17,602)	4,558	8-15
Trademarks	10,319	(424)	9,895	15 - Indefinite
Intangible Assets Total	$528,157	$(169,109)	$359,048
Intangible assets with definite lives are tested for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable.
In the third quarter of 2019, due to the impairment indicators discussed above, we determined that certain intangibles in our Stimulation and Intervention and our Valve Solutions reporting units were impaired. As a result, we recognized an aggregate $53.5 million of impairment losses on these intangible assets (primarily customer relationships, technology and trademarks) in the third quarter of 2019. In the second quarter 2018, we made the decision to exit specific products within the Subsea and Downhole product lines. As a result, we recognized $14.5 million of impairment losses on certain intangible assets (primarily customer relationships). These charges are included in “Impairments of goodwill, intangible assets, property and equipment” in the Condensed Consolidated Statements of Comprehensive Loss.

Forum Energy Technologies, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
7. Debt
Notes payable and lines of credit as of September 30, 2019 and December 31, 2018 consisted of the following (in thousands):

	September 30, 2019	December 31, 2018
6.25% Senior Notes due October 2021	$400,000	$400,000
Unamortized debt premium	872	1,176
Debt issuance cost	(2,295)	(3,121)
Senior secured revolving credit facility	—	119,000
Other debt	2,448	1,656
Total debt	401,025	518,711
Less: current maturities	(1,220)	(1,167)
Long-term debt	$399,805	$517,544
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
Credit Facility
Our credit facility ("Credit Facility") provides revolving credit commitments of $300.0 million (with a sublimit of up to $25.0 million available for the issuance of letters of credit for the account of the Company and certain of our domestic subsidiaries) (the “U.S. Line”), of which up to $30.0 million is available to certain of our Canadian subsidiaries for loans in U.S. or Canadian dollars (with a sublimit of up to $3.0 million available for the issuance of letters of credit for the account of our Canadian subsidiaries) (the “Canadian Line”). Lender commitments under the Credit Facility, subject to certain limitations, may be increased by an additional $100.0 million. The Credit Facility matures in July 2021, but if our outstanding Senior Notes due October 2021 are refinanced or replaced with indebtedness maturing in or after February 2023, the final maturity of the Credit Facility will automatically extend to October 2022.
Availability under the Credit Facility is subject to a borrowing base calculated by reference to eligible accounts receivable in the U.S., Canada and certain other jurisdictions (subject to a cap) and eligible inventory in the U.S. and Canada. Our borrowing capacity under the Credit Facility could be reduced or eliminated, depending on future fluctuations in our balances of receivables and inventory. As of September 30, 2019, our total borrowing base was $295.6 million, of which zero was drawn and $16.1 million was used for security of outstanding letters of credit, resulting in availability of $279.5 million.
Borrowings under the U.S. Line bear interest at a rate equal to, at our option, either (a) the LIBOR rate or (b) a base rate determined by reference to the greater of (i) the rate of interest per annum determined from time to time by Wells Fargo as its prime rate in effect at its principal office in San Francisco, (ii) the federal funds rate plus 0.50% per annum and (iii) the one-month adjusted LIBOR plus 1.00% per annum, in each case plus an applicable margin. Borrowings under the Canadian Line bear interest at a rate equal to, at Forum Canada’s option, either (a) the CDOR rate or (b) a base rate determined by reference to the greater of (i) the prime rate for Canadian dollar commercial loans made in Canada as reported from time to time by Thomson Reuters and (ii) the CDOR rate plus 1.00%, in each case plus an applicable margin. The applicable margin for LIBOR and CDOR loans will initially range from 1.75% to 2.25%, depending upon average excess availability under the Credit Facility. After the first quarter in which our total leverage ratio is less than or equal to 4.00:1.00, the applicable margin for LIBOR and CDOR loans will range from 1.50% to 2.00%, depending upon average excess availability under the Credit Facility. The weighted average interest rate under the Credit Facility was approximately 4.43% for the nine months ended September 30, 2019.

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
Letters of Credit and Guarantees
We execute letters of credit in the normal course of business to secure the delivery of product from specific vendors and also to guarantee our fulfillment of performance obligations relating to certain large contracts. We had $16.4 million and $13.6 million in total outstanding letters of credit as of September 30, 2019 and December 31, 2018, respectively.
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
Our lease portfolio primarily consists of operating leases for certain manufacturing facilities, warehouses, service facilities, office spaces, equipment and vehicles. Operating lease Right of Use (“ROU”) assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments at the commencement date. As most of our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at the commencement date in determining the present value of future payments. Our leases have remaining terms of 1 year to 14 years and may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. The operating lease ROU assets also include any upfront lease payments made and exclude lease incentives and initial direct costs incurred. Lease expense for operating leases is recognized on a straight-line basis over the lease term.

Forum Energy Technologies, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
The following table summarizes the supplemental balance sheet information related to leases as of September 30, 2019 (in thousands):

	Classification	September 30, 2019
Assets
Operating lease assets	Operating lease assets	50,706
Finance lease assets	Property and equipment, net of accumulated depreciation	1,878
Total lease assets		52,584
Liabilities
Current
Operating	Accrued liabilities	12,808
Finance	Current portion of long-term debt	620
Noncurrent
Operating	Operating lease liabilities	51,718
Finance	Long-term debt, net of current portion	1,228
Total lease liabilities		66,374
The following table summarizes the components of lease expenses for the three and nine months ended September 30, 2019 (in thousands):

Lease Cost	Classification	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Operating lease cost	Cost of sales and Selling, general and administrative expenses	$2,275	$10,487
Finance lease cost
Amortization of leased assets	Selling, general and administrative expenses	110	275
Interest on lease liabilities	Interest expense	21	53
Sublease income	Cost of sales and Selling, general and administrative expenses	(486)	(1,052)
Net lease cost		$1,920	$9,763
The maturities of lease liabilities as of September 30, 2019 are as follows (in thousands):

	Operating Leases	Finance Leases	Total
Remainder of 2019	$4,338	$114	$4,452
2020	16,412	674	17,086
2021	13,804	674	14,478
2022	10,676	361	11,037
2023	7,392	43	7,435
2024	6,189	18	6,207
Thereafter	24,990	5	24,995
Total lease payments	83,801	1,889	85,690
Less: present value discount	(19,275)	(41)	(19,316)
Present value of lease liabilities	$64,526	$1,848	$66,374

Forum Energy Technologies, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
The following table summarizes the weighted-average remaining lease term and weighted average discount rates related to leases as of September 30, 2019:

Lease Term and Discount Rate	September 30, 2019
Weighted-average remaining lease term (years)
Operating leases	7.2 years
Financing leases	3.0 years
Weighted-average discount rate
Operating leases	6.58%
Financing leases	6.58%

The following table summarizes the supplemental cash flow information related to leases as of September 30, 2019 (in thousands):

Nine Months Ended September 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$11,402
Operating cash flows from finance leases	53
Financing cash flows from finance leases	1,033
Noncash activities from right-of-use assets obtained in exchange for lease obligations:
Operating leases	$9,603
Finance leases	1,478
Noncash activities from adoption of ASC 842 as of January 1, 2019
Prepaid expenses and other current assets	$(884)
Operating lease assets	54,069
Operating lease liabilities	64,506
Accrued liabilities	(11,321)

9. Income Taxes
For the three months ended September 30, 2019, we recorded a tax benefit of $3.4 million primarily related to the impairment of goodwill and a tax expense of $6.7 million for the nine months ended September 30, 2019 including $5.9 million of tax expense to increase our valuation allowance as discussed further below. For the three and nine months ended September 30, 2018, we recorded a tax benefit of $1.1 million and a tax benefit of $12.4 million, respectively.
For interim periods, our income tax expense or benefit is computed based upon our estimated annual effective tax rate and any discrete items that impact the interim periods. The estimated annual effective tax rate for the nine months ended September 30, 2019 is different than the comparable period in 2018 primarily due to the impairment of goodwill, and losses in jurisdictions where the recording of a tax benefit is not available. For the nine months ended September 30, 2019, tax expense includes an increase in our valuation allowance of $5.9 million to write down our deferred tax assets in the U.S. and Saudi Arabia to what, in our judgment, is more likely than not realizable. In addition, income tax benefit for the nine months ended September 30, 2018 includes a $15.6 million tax benefit related to an adjustment of the provisional tax impact of U.S. tax reform as discussed further below. The tax benefit or expense recorded can vary from period to period depending on the Company’s relative mix of U.S. and non-U.S. earnings and losses by jurisdiction.
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
During 2018, we completed our analysis of the impact of U.S. tax reform based on further guidance provided on the new tax law by the U.S. Treasury Department and Internal Revenue Service. We finalized our accounting for the effects of U.S. tax reform during 2018 based on the additional guidance issued and recognized an income tax benefit of $15.6 million for the year ended December 31, 2018.
We have deferred tax assets related to net operating loss carryforwards in the U.S. and in certain states and foreign jurisdictions. We recognize deferred tax assets to the extent that we believe these assets are more likely than not to be realized. In making such a determination, we consider all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, including the effect of U.S. tax reform, tax-planning and recent operating results. As of September 30, 2019, we do not anticipate being able to fully utilize all of the losses prior to their expiration in the following jurisdictions: the U.S., the U.K., Germany, Saudi Arabia and Singapore. As a result, we have certain valuation allowances against our deferred tax assets as of September 30, 2019.
10. Fair Value Measurements
At September 30, 2019, the Company had no borrowings outstanding under the Credit Facility. As of December 31, 2018, the Company had $119.0 million of debt outstanding under the Credit Facility. The Credit Facility incurs interest at a variable interest rate, and therefore, the carrying amount approximates fair value. The fair value of the debt is classified as a Level 2 measurement because interest rates charged are similar to other financial instruments with similar terms and maturities.
The fair value of our Senior Notes is estimated using Level 2 inputs in the fair value hierarchy and is based on quoted prices for those or similar instruments. At September 30, 2019, the fair value and the carrying value of our Senior Notes approximated $324.0 million and $398.6 million, respectively. At December 31, 2018, the fair value and the carrying value of our Senior Notes approximated $362.0 million and $398.1 million, respectively.
There were no other outstanding financial assets as of September 30, 2019 and December 31, 2018 that required measuring the amounts at fair value. We did not change our valuation techniques associated with recurring fair value measurements from prior periods, and there were no transfers between levels of the fair value hierarchy during the nine months ended September 30, 2019.
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
The amounts indicated below as “Corporate” relate to costs and assets not allocated to the reportable segments. Summary financial data by segment follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenue:
Drilling & Downhole	$88,294	$82,022	$256,586	$245,362
Completions	70,637	91,049	246,816	279,152
Production	81,022	95,286	256,272	270,306
Eliminations	(687)	(1,320)	(2,918)	(3,549)
Total revenue	$239,266	$267,037	$756,756	$791,271

Operating income (loss)
Drilling & Downhole	$4,342	$(4,685)	$3,185	$(22,515)
Completions	(109)	11,612	9,583	34,763
Production	2,301	5,299	10,225	13,165
Corporate	(7,410)	(8,816)	(22,711)	(26,239)
Segment operating income (loss)	(876)	3,410	282	(826)
Transaction expenses	254	769	972	2,164
Impairments of goodwill, intangible assets, property and equipment	532,336	—	532,336	14,477
Contingent consideration benefit	—	—	(4,629)	—
Loss (gain) on disposal of assets and other	(107)	205	(71)	(1,495)
Operating income (loss)	$(533,359)	$2,436	$(528,326)	$(15,972)
A summary of consolidated assets by reportable segment is as follows (in thousands):

	September 30, 2019	December 31, 2018
Drilling & Downhole	$424,472	$663,414
Completions	512,227	872,731
Production	212,375	243,354
Corporate	50,078	50,153
Total assets	$1,199,152	$1,829,652
Corporate assets include, among other items, cash, prepaid assets and deferred financing costs.

Forum Energy Technologies, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
The following table presents our revenues disaggregated by product line (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Drilling Technologies	$43,192	$43,322	$122,429	$132,472
Downhole Technologies	29,031	27,484	88,241	78,582
Subsea Technologies	16,071	11,216	45,916	34,308
Stimulation and Intervention	36,396	54,849	134,605	166,435
Coiled Tubing	34,241	36,200	112,211	112,717
Production Equipment	29,143	37,413	98,720	104,138
Valve Solutions	51,879	57,873	157,552	166,168
Eliminations	(687)	(1,320)	(2,918)	(3,549)
Total revenue	$239,266	$267,037	$756,756	$791,271
The following table presents our revenues disaggregated by geography (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
United States	$159,407	$208,595	$540,074	$602,625
Canada	19,256	18,135	49,473	53,840
Europe & Africa	13,837	12,023	49,249	43,150
Middle East	16,561	12,360	48,306	39,318
Asia-Pacific	21,662	9,391	47,880	32,328
Latin America	8,543	6,533	21,774	20,010
Total Revenue	$239,266	$267,037	$756,756	$791,271

12. Commitments and Contingencies
In the ordinary course of business, the Company is, and in the future could be, involved in various pending or threatened legal actions that may or may not be covered by insurance. Management has reviewed such pending judicial and legal proceedings and the availability and limits of insurance coverage, and has established reserves that are believed to be appropriate in light of those outcomes that are considered to be probable and can be reasonably estimated. The reserves accrued at September 30, 2019 and December 31, 2018, respectively, are immaterial. It is management’s opinion that the Company’s ultimate liability, if any, with respect to these actions is not expected to have a material adverse effect on the Company’s financial position, results of operations or cash flows.

Forum Energy Technologies, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
13. Earnings Per Share
The calculation of basic and diluted earnings per share for each period presented was as follows (dollars and shares in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net income (loss)	$(532,987)	$(3,054)	$(554,609)	$9,663

Basic - weighted average shares outstanding	110,295	108,856	109,977	108,666
Dilutive effect of stock options and restricted stock	—	—	—	2,135
Diluted - weighted average shares outstanding	110,295	108,856	109,977	110,801

Earnings (loss) per share
Basic	$(4.83)	$(0.03)	$(5.04)	$0.09
Diluted	$(4.83)	$(0.03)	$(5.04)	$0.09
The calculation of diluted earnings per share excludes approximately 3.8 million shares that were anti-dilutive for the nine months ended September 30, 2018. The calculation of diluted loss per share excludes all potentially dilutive shares for the three months ended September 30, 2018, and three and nine months ended September 30, 2019, because there was a net loss for these periods.
14. Stockholders' Equity
Stock-based compensation
During the nine months ended September 30, 2019, the Company granted 1,362,621 shares of restricted stock and restricted stock units and 390,896 performance share awards with a market condition.
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

Condensed consolidating statements of comprehensive loss

	Three Months Ended September 30, 2019
	FET (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Revenue	$—	$197,980	$61,749	$(20,463)	$239,266
Cost of sales	—	149,130	47,990	(20,488)	176,632
Gross Profit	—	48,850	13,759	25	62,634
Operating Expenses
Selling, general and administrative expenses	3	52,699	10,769	—	63,471
Transaction Expenses	—	179	75	—	254
Impairments of Goodwill, Intangible Assets, Property and Equipment	—	487,212	45,124	—	532,336
Gain on disposal of assets and other	—	(105)	(2)	—	(107)
Total operating expenses	3	539,985	55,966	—	595,954
Earnings (loss) from equity investment	—	(304)	265	—	(39)
Equity loss from affiliate, net of tax	(525,163)	(51,094)	—	576,257	—
Operating loss	(525,166)	(542,533)	(41,942)	576,282	(533,359)
Other expense (income)
Interest expense (income)	7,821	(138)	83	—	7,766
Foreign exchange and other losses (gains), net	—	424	(3,624)	—	(3,200)
Gain realized on previously held equity investment	—	(14,045)	12,478	—	(1,567)
Total other (income) expense, net	7,821	(13,759)	8,937	—	2,999
Loss before income taxes	(532,987)	(528,774)	(50,879)	576,282	(536,358)
Income tax expense (benefit)	—	(3,611)	240	—	(3,371)
Net loss	(532,987)	(525,163)	(51,119)	576,282	(532,987)

Other comprehensive loss, net of tax:
Net loss	(532,987)	(525,163)	(51,119)	576,282	(532,987)
Change in foreign currency translation, net of tax of $0	(6,260)	(6,260)	(6,260)	12,520	(6,260)
Loss on pension liability	(17)	(17)	(17)	34	(17)
Comprehensive loss	$(539,264)	$(531,440)	$(57,396)	$588,836	$(539,264)

Forum Energy Technologies, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Condensed consolidating statements of comprehensive income (loss)

	Three Months Ended September 30, 2018
	FET (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)

Revenue	$—	$238,224	$44,552	$(15,739)	$267,037
Cost of sales	—	173,795	35,063	(16,362)	192,496
Gross Profit	—	64,429	9,489	623	74,541
Operating Expenses
Selling, general and administrative expenses	—	56,530	15,260	—	71,790
Transaction Expenses	—	491	278	—	769
Loss (gain) on disposal of assets and other	—	(15)	220	—	205
Total operating expenses	—	57,006	15,758	—	72,764
Earnings from equity investment	—	332	327	—	659
Equity earnings (loss) from affiliate, net of tax	3,164	(3,226)	—	62	—
Operating income (loss)	3,164	4,529	(5,942)	685	2,436
Other expense (income)
Interest expense	7,870	40	13	—	7,923
Foreign exchange and other gains, net	—	(156)	(1,169)	—	(1,325)
Total other expense (income), net	7,870	(116)	(1,156)	—	6,598
Income (loss) before income taxes	(4,706)	4,645	(4,786)	685	(4,162)
Income tax expense (benefit)	(1,652)	1,481	(937)	—	(1,108)
Net income (loss)	(3,054)	3,164	(3,849)	685	(3,054)

Other comprehensive income (loss), net of tax:
Net income (loss)	(3,054)	3,164	(3,849)	685	(3,054)
Change in foreign currency translation, net of tax of $0	(1,536)	(1,536)	(1,536)	3,072	(1,536)
Gain on pension liability	7	7	7	(14)	7
Comprehensive income (loss)	$(4,583)	$1,635	$(5,378)	$3,743	$(4,583)

Forum Energy Technologies, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Condensed consolidating statements of comprehensive loss

	Nine Months Ended September 30, 2019
	FET (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Revenue	$—	$640,739	$161,926	$(45,909)	$756,756
Cost of sales	—	482,301	123,863	(45,328)	560,836
Gross Profit	—	158,438	38,063	(581)	195,920
Operating Expenses
Selling, general and administrative expenses	3	162,257	33,060	—	195,320
Transaction Expenses	—	897	75	—	972
Impairments of Goodwill, Intangible Assets, Property and Equipment	—	487,212	45,124	—	532,336
Contingent consideration benefit	—	(4,629)	—	—	(4,629)
Loss (gain) on disposal of assets and other	—	54	(125)	—	(71)
Total operating expenses	3	645,791	78,134	—	723,928
Earnings (loss) from equity investment	—	(668)	350	—	(318)
Equity loss from affiliate, net of tax	(530,191)	(53,515)	—	583,706	—
Operating loss	(530,194)	(541,536)	(39,721)	583,125	(528,326)
Other expense (income)
Interest expense (income)	24,415	(219)	(26)	—	24,170
Foreign exchange and other losses (gains), net	—	373	(3,442)	—	(3,069)
Gain realized on previously held equity investment	—	(14,045)	12,478	—	(1,567)
Total other (income) expense, net	24,415	(13,891)	9,010	—	19,534
Loss before income taxes	(554,609)	(527,645)	(48,731)	583,125	(547,860)
Income tax expense	—	2,546	4,203	—	6,749
Net loss	(554,609)	(530,191)	(52,934)	583,125	(554,609)

Other comprehensive loss, net of tax:
Net loss	(554,609)	(530,191)	(52,934)	583,125	(554,609)
Change in foreign currency translation, net of tax of $0	(2,833)	(2,833)	(2,833)	5,666	(2,833)
Loss on pension liability	(21)	(21)	(21)	42	(21)
Comprehensive loss	$(557,463)	$(533,045)	$(55,788)	$588,833	$(557,463)

Forum Energy Technologies, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Condensed consolidating statements of comprehensive income (loss)

	Nine Months Ended September 30, 2018
	FET (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Revenue	$—	$698,300	$136,292	$(43,321)	$791,271
Cost of sales	—	510,190	110,762	(44,178)	576,774
Gross Profit	—	188,110	25,530	857	214,497
Operating Expenses
Selling, general and administrative expenses	—	175,342	40,027	—	215,369
Transaction Expenses	—	1,879	285	—	2,164
Intangible asset impairments	—	—	14,477	—	14,477
Loss (gain) on disposal of assets and other	—	(2,349)	854	—	(1,495)
Total operating expenses	—	174,872	55,643	—	230,515
Earnings (loss) from equity investment	—	337	(291)	—	46
Equity earnings from affiliate, net of tax	28,413	6,781	—	(35,194)	—
Operating income (loss)	28,413	20,356	(30,404)	(34,337)	(15,972)
Other expense (income)
Interest expense (income)	23,734	414	(277)	—	23,871
Foreign exchange and other gains, net	—	(265)	(3,369)	—	(3,634)
(Gain) loss on contribution of subsea rentals business	—	5,856	(39,362)	—	(33,506)
Total other (income) expense, net	23,734	6,005	(43,008)	—	(13,269)
Income (loss) before income taxes	4,679	14,351	12,604	(34,337)	(2,703)
Income tax expense (benefit)	(4,984)	(14,062)	6,680	—	(12,366)
Net income	9,663	28,413	5,924	(34,337)	9,663

Other comprehensive income (loss), net of tax:
Net income	9,663	28,413	5,924	(34,337)	9,663
Change in foreign currency translation, net of tax of $0	(13,884)	(13,884)	(13,884)	27,768	(13,884)
Gain on pension liability	78	78	78	(156)	78
Comprehensive income (loss)	$(4,143)	$14,607	$(7,882)	$(6,725)	$(4,143)

Forum Energy Technologies, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Condensed consolidating balance sheets

	September 30, 2019
	FET (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Assets
Current assets
Cash and cash equivalents	$—	$13,043	$15,854	$—	$28,897
Accounts receivable—trade, net	—	137,461	45,188	—	182,649
Inventories, net	—	376,148	74,957	(7,673)	443,432
Prepaid expenses and other current assets	—	31,059	744	—	31,803
Accrued revenue	—	228	856	—	1,084
Costs and estimated profits in excess of billings	—	3,415	1,225	—	4,640
Total current assets	—	561,354	138,824	(7,673)	692,505
Property and equipment, net of accumulated depreciation	—	139,879	20,294	—	160,173
Operating lease assets	—	31,877	18,829	—	50,706
Deferred financing costs, net	1,450	—	—	—	1,450
Intangible assets	—	252,555	26,816	—	279,371
Other long-term assets	—	6,021	8,926	—	14,947
Investment in affiliates	344,718	209,341		(554,059)	—
Long-term advances to affiliates	550,645	—	125,360	(676,005)	—
Total assets	$896,813	$1,201,027	$339,049	$(1,237,737)	$1,199,152
Liabilities and equity
Current liabilities
Current portion of long-term debt	$—	$1,189	$31	$—	$1,220
Accounts payable—trade	—	100,819	23,243	—	124,062
Accrued liabilities	12,774	28,448	45,926	—	87,148
Deferred revenue	—	3,340	3,812	—	7,152
Billings in excess of costs and profits recognized	—	131	4,376	—	4,507
Total current liabilities	12,774	133,927	77,388	—	224,089
Long-term debt, net of current portion	398,577	1,150	78	—	399,805
Deferred income taxes, net	—	915	11,712	—	12,627
Operating lease liabilities	—	31,932	19,786	—	51,718
Other long-term liabilities	—	12,380	13,071	—	25,451
Long-term payables to affiliates	—	676,005	—	(676,005)	—
Total liabilities	411,351	856,309	122,035	(676,005)	713,690

Total equity	485,462	344,718	217,014	(561,732)	485,462
Total liabilities and equity	$896,813	$1,201,027	$339,049	$(1,237,737)	$1,199,152

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

Forum Energy Technologies, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Condensed consolidating statements of cash flows

	Nine Months Ended September 30, 2019
	FET (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Cash flows from operating activities	$(15,883)	$108,999	$(17,465)	$—	$75,651
Cash flows from investing activities
Capital expenditures for property and equipment	—	(11,547)	(1,060)	—	(12,607)
Proceeds from sale of equity investment, property and equipment	—	15,090	24,715	—	39,805
Long-term loans and advances to affiliates	135,933	—	(12,876)	(123,057)	—
Net cash provided by investing activities	$135,933	$3,543	$10,779	$(123,057)	$27,198
Cash flows from financing activities
Borrowings of debt	97,000	—	—	—	97,000
Repayments of debt	(216,000)	(1,419)	86	—	(217,333)
Repurchases of stock	(1,050)	—	—	—	(1,050)
Long-term loans and advances from affiliates	—	(123,057)	—	123,057	—
Net cash provided by (used in) financing activities	$(120,050)	$(124,476)	$86	$123,057	$(121,383)

Effect of exchange rate changes on cash	—	—	190	—	190

Net decrease in cash, cash equivalents and restricted cash	—	(11,934)	(6,410)	—	(18,344)
Cash, cash equivalents and restricted cash at beginning of period	—	24,977	22,264	—	47,241
Cash, cash equivalents and restricted cash at end of period	$—	$13,043	$15,854	$—	$28,897

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
•governmental regulation and taxation of the oil and natural gas industry, including the application of tariffs by governmental authorities;
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

Overview
We are a global oilfield products company, serving the drilling, downhole, subsea, completions and production sectors of the oil and natural gas industry. The Company's products include highly engineered capital equipment as well as products that are consumed in the drilling, well construction, production and transportation of oil and natural gas. We design, manufacture and distribute products and engage in aftermarket services, parts supply and related services that complement our product offering. Our product offering includes a mix of frequently replaced consumable products and highly engineered capital products that are used in the exploration, development, production and transportation of oil and natural gas. Our consumable products are used in drilling, well construction and completions activities, within the supporting infrastructure, and at processing centers and refineries. Our engineered capital products are directed at: drilling rig equipment for new rigs, upgrades and refurbishment projects; subsea construction and development projects; pressure pumping equipment; the placement of production equipment on new producing wells; and downstream capital projects. For the nine months ended September 30, 2019, approximately 86% of our revenue was derived from consumable products and activity-based equipment, while the balance was primarily derived from capital products with a small amount from rental and other services.
We seek to design, manufacture and supply high quality reliable products that create value for our diverse customer base, which includes, among others, oil and natural gas operators, land and offshore drilling contractors, oilfield service companies, subsea construction and service companies, and pipeline and refinery operators.
In the first quarter 2019, we changed our reporting segments in order to align with business activity drivers and the manner in which management reviews and evaluates operating performance. Forum now operates in the following three reporting segments: Drilling & Downhole, Completions and Production. This move better aligns with the key phases of the well cycle and provides improved operating efficiencies. Historically, we operated in three business segments: Drilling & Subsea, Completions, and Production & Infrastructure. We moved the Downhole product line from Completions to Drilling & Subsea to form the new Drilling & Downhole segment. Completions retained the Stimulation & Intervention and Coiled Tubing product lines. Finally, we renamed Production & Infrastructure as the Production segment. Our historical results of operations have been recast to retrospectively reflect these changes in accordance with generally accepted accounting principles.
A summary of the products and services offered by each segment is as follows:
•Drilling & Downhole segment. This segment designs and manufactures products and provides related services to the drilling, well construction, artificial lift and subsea energy construction and services markets as well as other markets such as alternative energy, defense and communications. The products and related services consist primarily of: (i) capital equipment and a broad line of expendable drilling products consumed in the drilling process; (ii) well construction casing and cementing equipment, protection equipment for artificial lift equipment and cables used in completions, and composite plugs used for zonal isolation in hydraulic fracturing; and (iii) subsea remotely operated vehicles and trenchers, specialty components and tooling, products used in subsea pipeline infrastructure, and complementary subsea technical services.
•Completions segment. This segment designs, manufactures and supplies products and provides related services to the completion, stimulation and intervention markets. The products and related services consist primarily of: (i) capital and consumable products sold to the pressure pumping, hydraulic fracturing and flowback services markets, including hydraulic fracturing pumps, pump consumables, cooling systems and flow iron as well as wireline cable, and pressure control equipment used in the well completion and intervention service markets; and (ii) coiled tubing strings and coiled line pipe and related services.
•Production segment. This segment designs, manufactures and supplies products and provides related equipment and services for production and infrastructure markets. The products and related services consist primarily of: (i) engineered process systems, production equipment and related field services, as well as specialty separation equipment; and (ii) a wide range of industrial valves focused on serving upstream, midstream, and downstream oil and natural gas customers as well as power and other general industries.

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
Drilling and completions activity for the U.S. onshore market has recovered significantly from the low point reached in the second quarter of 2016. Activity in international regions has lagged the U.S. onshore recovery; however, increases in international regions have slowly started to materialize in 2019. Global offshore and subsea activity have recently seen a modest recovery but still remain at low levels compared to historical activity. Current demand for our drilling and completions capital equipment offerings remains far below the level achieved during the last newbuild cycle due to the oversupply of relatively new or recently upgraded equipment. In addition, publicly traded exploration and production and oilfield service companies are under pressure from their investors to keep spend within their budgets and generate positive cash flow. This factor has contributed to recent declines in U.S. onshore completions activity and has led service companies to reduce capital expenditures and defer maintenance of existing equipment. In addition, many exploration and production companies have already spent most of their 2019 budgets, putting further downward pressure on customer activity through year end.
The revenue of our Valve Solutions product line is also influenced by energy prices, but to a lesser extent compared to our other product lines, resulting in more stable operating and financial results over time. Demand for valves from the oil and natural gas industry worldwide is driven by planned investments in global refinery and petrochemical projects, as well as the construction of additional pipeline capacity. While total demand for valves is relatively stable, our valve distribution customers have also been under pressure to produce positive free cash flow. This has led them to decrease the amount of valves in their inventories, causing a decrease in orders from our valve distribution customers until their inventories reach targeted levels.
The U.S. government has imposed tariffs on imports of selected products, including those sourced from China. In response, China and other countries have imposed retaliatory tariffs on a wide range of U.S. products, including those containing steel and aluminum. These tariffs have caused our cost of raw materials to increase, primarily in our Coiled Tubing and Valve Solutions product lines. In response, we are taking actions to mitigate the impact, including through the pricing of our products, diversification of our supply chain and seeking tariff exemptions for certain products.
The table below shows average crude oil and natural gas prices for West Texas Intermediate crude oil (“WTI”), United Kingdom Brent crude oil (“Brent”), and Henry Hub natural gas:

	Three Months Ended
	September 30,	June 30,	September 30,
	2019	2019	2018
Average global oil, $/bbl
West Texas Intermediate	$56.34	$59.88	$69.69
United Kingdom Brent	$61.95	$69.04	$75.07

Average North American Natural Gas, $/Mcf
Henry Hub	$2.38	$2.57	$2.93
The price of oil has increased over the first nine months of 2019 with the spot prices for WTI and Brent increasing from $45.15 and $50.57 per barrel, respectively, as of December 31, 2018 to $54.09 and $60.99 per barrel, respectively, as of September 30, 2019. However, average WTI and Brent oil prices in the third quarter of 2019 decreased 6% and 10%, respectively, compared to the second quarter of 2019, and were 19% and 17% lower, respectively, compared to the third quarter of 2018. In addition, average natural gas prices in the third quarter of 2019 were 7% and 19% lower, respectively, compared to the second quarter of 2019 and the third quarter of 2018.

The table below shows the average number of active drilling rigs, based on the weekly Baker Hughes Incorporated rig count, operating by geographic area and drilling for different purposes.

	Three Months Ended
	September 30,	June 30,	September 30,
	2019	2019	2018
Active Rigs by Location
United States	920	989	1,051
Canada	132	82	209
International	1,144	1,109	1,003
Global Active Rigs	2,196	2,180	2,263

Land vs. Offshore Rigs
Land	1,921	1,908	2,031
Offshore	275	272	232
Global Active Rigs	2,196	2,180	2,263

U.S. Commodity Target
Oil/Gas	756	805	863
Gas	163	184	186
Unclassified	1	—	2
Total U.S. Active Rigs	920	989	1,051

U.S. Well Path
Horizontal	801	868	921
Vertical	53	50	63
Directional	66	71	67
Total U.S. Active Rigs	920	989	1,051
A substantial portion of our revenue is impacted by the level of rig activity and the number of wells completed. The average U.S. rig count for the third quarter of 2019 was 7% and 12% lower, respectively compared to the second quarter of 2019 and the third quarter of 2018. Average activity levels for the remainder of 2019 are projected to remain below prior year levels.
The table below shows the amount of total orders by segment:

(in millions of dollars)	Three Months Ended			Nine Months Ended
	September 30,	June 30,	September 30,	September 30,	September 30,
	2019	2019	2018	2019	2018
Drilling & Downhole	$80.0	$78.3	$90.4	$240.3	$282.6
Completions	64.5	70.7	84.5	215.5	267.7
Production	55.2	75.6	99.6	210.7	295.2
Total Orders	$199.7	$224.6	$274.5	$666.5	$845.5

Results of operations
Three months ended September 30, 2019 compared with three months ended September 30, 2018

	Three Months Ended September 30,		Change
	2019	2018	$	%
(in thousands of dollars, except per share information)
Revenue:
Drilling & Downhole	$88,294	$82,022	$6,272	7.6%
Completions	70,637	91,049	(20,412)	(22.4)%
Production	81,022	95,286	(14,264)	(15.0)%
Eliminations	(687)	(1,320)	633	*
Total revenue	239,266	267,037	(27,771)	(10.4)%
Operating income (loss):
Drilling & Downhole	$4,342	$(4,685)	$9,027	192.7%
Operating margin %	4.9%	(5.7)%
Completions	(109)	11,612	(11,721)	(100.9)%
Operating margin %	(0.2)%	12.8%
Production	2,301	5,299	(2,998)	(56.6)%
Operating margin %	2.8%	5.6%
Corporate	(7,410)	(8,816)	1,406	15.9%
Total segment operating income (loss)	(876)	3,410	(4,286)	(125.7)%
Operating margin %	(0.4)%	1.3%
Transaction expenses	254	769	(515)	*
Impairments of goodwill, intangible assets, property and equipment	532,336	—	532,336	*
Loss (gain) on disposal of assets and other	(107)	205	(312)	*
Operating income (loss)	(533,359)	2,436	(535,795)	(21,994.9)%
Interest expense	7,766	7,923	(157)	(2.0)%
Foreign exchange gains and other, net	(3,200)	(1,325)	(1,875)	*
Gain realized on previously held equity investment	(1,567)	—	(1,567)	*
Total other expense	2,999	6,598	(3,599)	(54.5)%
Loss before income taxes	(536,358)	(4,162)	(532,196)	(12,787.0)%
Income tax benefit	(3,371)	(1,108)	(2,263)	(204.2)%
Net loss	$(532,987)	$(3,054)	$(529,933)	(17,352.1)%

Weighted average shares outstanding
Basic	110,295	108,856
Diluted	110,295	108,856
Loss per share
Basic	$(4.83)	$(0.03)
Diluted	$(4.83)	$(0.03)
* not meaningful
We acquired two businesses in 2018. In addition we sold our equity interest in Ashtead in the third quarter of 2019. Therefore, our results of operations for the third quarter of 2019 may not be comparable to the results of operations for the third quarter of 2018. Refer to Note 4 Acquisitions & Dispositions for additional information.

Revenue
Our revenue for the three months ended September 30, 2019 was $239.3 million, a decrease of $27.8 million, or 10.4%, compared to the three months ended September 30, 2018. For the three months ended September 30, 2019, our Drilling & Downhole, Completions, and Production segments comprised 36.9%, 29.2%, and 33.9% of our total revenue, respectively, which compared to 30.7%, 33.6%, and 35.7% of our total revenue, respectively, for the three months ended September 30, 2018. The changes in revenue by operating segment consisted of the following:
Drilling & Downhole segment — Revenue was $88.3 million for the three months ended September 30, 2019, an increase of $6.3 million, or 7.6%, compared to the three months ended September 30, 2018. This increase was driven by a $4.9 million increase in revenue for our Subsea product line, primarily due to higher sales of non-oil and natural gas capital equipment and a $1.5 million increase in revenue for our Downhole product line due to continued sales volume growth for our artificial lift products. Revenue for our Drilling product line was flat with higher sales volumes of capital equipment, primarily to international customers, offset by lower sales of consumable products due to lower U.S. rig activity.
Completions segment — Revenue was $70.6 million for the three months ended September 30, 2019, a decrease of $20.4 million, or 22.4%, compared to the three months ended September 30, 2018. This decrease includes an $18.5 million decrease in revenue for our Stimulation and Intervention product line attributable to lower capital spending by our pressure pumping service customers, partially offset by the revenue contribution from GHT, which was acquired in the fourth quarter of 2018. The remaining decline was driven by a $2.0 million decrease in sales volumes for our Coiled Tubing product line primarily attributable to lower U.S. completions activity.
Production segment — Revenue was $81.0 million for the three months ended September 30, 2019, a decrease of $14.3 million, or 15.0%, compared to the three months ended September 30, 2018. This decrease was primarily driven by an $8.3 million decrease in revenue for our Production Equipment product line as a result of lower sales volumes of our surface production equipment due to a decline in well completions activity and a $6.0 million decline in sales volumes of our valve products, particularly sales into the North America midstream oil and natural gas market.
Segment operating income (loss) and segment operating margin percentage
Segment operating loss for the three months ended September 30, 2019 was $(0.9) million, a decline of $4.3 million compared to segment operating income of $3.4 million for the three months ended September 30, 2018. For the three months ended September 30, 2019, segment operating margin percentage was (0.4)% compared to 1.3% for the three months ended September 30, 2018. The segment operating margin percentage is calculated by dividing segment operating income (loss) by revenue for the period. The change in operating margin for each segment is explained as follows:
Drilling & Downhole segment — The operating margin percentage for this segment was 4.9% for the three months ended September 30, 2019 compared to (5.7)% for the three months ended September 30, 2018. The improvement in operating margins is attributable to higher gross margins from increased operating leverage on higher revenues, particularly for our Subsea and Downhole product lines. In addition, operating margins improved from a reduction in selling, general and administrative expenses, primarily related to lower employee related costs as a result of cost reduction actions and a $1.8 million reduction in amortization expense following intangible asset impairments recognized in the fourth quarter of 2018.
Completions segment — The operating margin percentage for this segment was (0.2)% for the three months ended September 30, 2019 compared to 12.8% for the three months ended September 30, 2018. The decline in operating margin percentage is due to decreased operating leverage on lower sales volumes of our well stimulation products and an increase in inventory reserves recognized in the third quarter of 2019. In addition, the three months ended September 30, 2019 includes incremental selling, general and administrative expenses following the fourth quarter 2018 acquisition of GHT. These declines in operating margin were partially offset by lower employee related costs as a result of cost reduction actions.
Production segment — The operating margin percentage for this segment was 2.8% for the three months ended September 30, 2019 compared to 5.6% for the three months ended September 30, 2018. Segment operating margins have been negatively impacted by a decrease in operating leverage on lower revenues and incremental cost from steel tariffs in our Valve Solutions product line. These declines were partially offset by a reduction in selling, general and administrative expenses, primarily lower employee related costs as a result of cost reduction actions.
Corporate — Selling, general and administrative expenses for Corporate decreased by $1.4 million, or 15.9%, to $7.4 million for the three months ended September 30, 2019 compared to $8.8 million for the three months ended September 30, 2018. This decrease was primarily attributable to lower employee related costs and a decrease in professional fees. Corporate costs include, among other items, payroll related costs for management, administration, finance, legal, and human resources personnel; professional fees for legal, accounting and related services; and marketing costs.
Other items not included in segment operating income (loss)
Several items are not included in segment operating income (loss), but are included in total operating income (loss). These items include transaction expenses, impairments of goodwill, intangible assets, property and equipment, and loss (gain) on the disposal of assets and other. Transaction expenses relate to legal and other advisory costs incurred in acquiring or disposing of businesses and are not considered to be part of segment operating income (loss).
In the third quarter of 2019, there was a significant decline in the quoted market prices of our common stock and a continued decline in U.S. onshore drilling and completions activity. As a result, we recognized goodwill impairments totaling $471.0 million, intangible asset impairments totaling $53.5 million and property and equipment impairments totaling $7.9 million. See Note 6 Goodwill and Intangible Assets for further information related to these charges.
Other income and expense
Other income and expense includes interest expense, foreign exchange gains and other, net and a gain realized on our previously held equity investment in Ashtead in the third quarter 2019.
We incurred $7.8 million of interest expense during the three months ended September 30, 2019, an increase of $0.2 million from the three months ended September 30, 2018.
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
In the third quarter of 2019, we sold our aggregate 40% interest in Ashtead and recognized a gain of $1.6 million as a result of this transaction. See Note 4 Acquisitions & Dispositions for further information related to this transaction.
Taxes
We recorded a tax benefit of $3.4 million for the three months ended September 30, 2019, compared to a tax benefit of $1.1 million for the three months ended September 30, 2018. Tax benefit for the three months ended September 30, 2019 includes $3.8 million related to the impairment of goodwill. In addition, the estimated annual effective tax rate for the three months ended September 30, 2019 is different than the comparable period in 2018 primarily due to the impairment of non-deductible goodwill and losses in jurisdictions where the recording of a tax benefit is not available. Furthermore, the tax expense or benefit recorded can vary from period to period depending on the Company’s relative mix of U.S. and non-U.S. earnings and losses by jurisdiction.

Nine months ended September 30, 2019 compared with nine months ended September 30, 2018

	Nine Months Ended September 30,		Favorable / (Unfavorable)
	2019	2018	$	%
(in thousands of dollars, except per share information)
Revenue:
Drilling & Downhole	$256,586	$245,362	$11,224	4.6%
Completions	246,816	279,152	(32,336)	(11.6)%
Production	256,272	270,306	(14,034)	(5.2)%
Eliminations	(2,918)	(3,549)	631	*
Total revenue	756,756	791,271	(34,515)	(4.4)%
Operating income (loss):
Drilling & Downhole	3,185	(22,515)	25,700	114.1%
Operating margin %	1.2%	(9.2)%
Completions	9,583	34,763	(25,180)	(72.4)%
Operating margin %	3.9%	12.5%
Production	10,225	13,165	(2,940)	(22.3)%
Operating margin %	4.0%	4.9%
Corporate	(22,711)	(26,239)	3,528	13.4%
Total segment operating income (loss)	282	(826)	1,108	134.1%
Operating margin %	—%	(0.1)%
Transaction expenses	972	2,164	1,192	55.1%
Impairments of goodwill, intangible assets, property and equipment	532,336	14,477	(517,859)	*
Contingent consideration benefit	(4,629)	—	4,629	*
Gain on disposal of assets and other	(71)	(1,495)	(1,424)	*
Operating loss	(528,326)	(15,972)	(512,354)	(3,207.8)%
Interest expense	24,170	23,871	(299)	(1.3)%
Foreign exchange gains and other,net	(3,069)	(3,634)	(565)	(15.5)%
Gain realized on previously held equity investment	(1,567)	—	1,567	*
Gain on contribution of subsea rentals business	—	(33,506)	(33,506)	*
Total other (income) expense, net	19,534	(13,269)	(32,803)	*
Loss before income taxes	(547,860)	(2,703)	(545,157)	(20,168.6)%
Income tax expense (benefit)	6,749	(12,366)	(19,115)	(154.6)%
Net income (loss)	$(554,609)	$9,663	$(564,272)	(5,839.5)%

Weighted average shares outstanding
Basic	109,977	108,666
Diluted	109,977	110,801
Earnings (loss) per share
Basic	$(5.04)	$0.09
Diluted	$(5.04)	$0.09
* not meaningful
We acquired two businesses in 2018. In addition we sold our equity interest in Ashtead in the third quarter of 2019. Therefore, our results of operations for the nine months ended September 30, 2019 may not be comparable to historical results of operations for the nine months ended September 30, 2018. Refer to Note 4 Acquisitions & Dispositions for additional information.

Revenue
Our revenue for the nine months ended September 30, 2019 was $756.8 million, a decrease of $34.5 million, or 4.4%, compared to the nine months ended September 30, 2018. For the nine months ended September 30, 2019, our Drilling & Downhole, Completions, and Production segments comprised 33.9%, 32.2%, and 33.9% of our total revenue, respectively, which compared to 31.0%, 34.8%, and 34.2% of our total revenue, respectively, for the nine months ended September 30, 2018. The changes in revenue by operating segment consisted of the following:
Drilling & Downhole segment — Revenue was $256.6 million for the nine months ended September 30, 2019, an increase of $11.2 million, or 4.6%, compared to the nine months ended September 30, 2018. This increase includes an $11.6 million increase for our Subsea product line due to higher sales of ROVs and other subsea capital equipment for non-oil and natural gas customers in the nine months ended September 30, 2019. Revenue for our Downhole product line increased $9.7 million due to continued sales volume growth for our artificial lift products, including the revenue contribution from ESPCT which was acquired in the third quarter of 2018. These increases were partially offset by a $10.0 million decrease in revenues for our Drilling product line primarily due to lower sales volumes for our consumable products.
Completions segment — Revenue was $246.8 million for the nine months ended September 30, 2019, a decrease of $32.3 million, or 11.6%, compared to the nine months ended September 30, 2018. This decline was driven by a $31.8 million decrease in revenue for our Stimulation and Intervention product line attributable to lower capital spending by our pressure pumping service customers partially offset by the revenue contribution from GHT, which was acquired in the fourth quarter of 2018. Revenue for our Coiled Tubing product line decreased $0.5 million due to lower U.S. completions activity, partially offset by higher sales into international markets.
Production segment — Revenue was $256.3 million for the nine months ended September 30, 2019, a decrease of $14.0 million, or 5.2%, compared to the nine months ended September 30, 2018. This decline was primarily driven by an $8.6 million decline in sales volumes of valve products, particularly sales into the North America midstream oil and natural gas market. The remaining decline was driven by a $5.4 million decrease in sales for our Production Equipment product line as a result of lower sales volumes for our process oil treatment equipment due to slower project activity with our downstream customers.
Segment operating income (loss) and segment operating margin percentage
Segment operating income for the nine months ended September 30, 2019 was $0.3 million, an improvement of $1.1 million compared to the nine months ended September 30, 2018. For the nine months ended September 30, 2019, segment operating margin percentage was zero compared to (0.1)% for the nine months ended September 30, 2018. The segment operating margin percentage is calculated by dividing segment operating income (loss) by revenue for the period. The change in operating margin percentage for each segment is explained as follows:
Drilling & Downhole segment — The operating margin percentage for this segment was 1.2% for the nine months ended September 30, 2019 compared to (9.2)% for the nine months ended September 30, 2018. The improvement in operating margins is attributable to higher gross margins from increased operating leverage on higher revenues, particularly for our Downhole and Subsea product lines, and a more favorable sales mix on the higher sales volumes described above. In addition, segment operating margins increased due to lower selling, general and administration expenses as a result of a $6.3 million reduction in amortization expense following intangible asset impairments recognized in the fourth quarter of 2018 and lower employee related costs as a result of cost reduction actions.
Completions segment — The operating margin percentage for this segment was 3.9% for the nine months ended September 30, 2019 compared to 12.5% for the nine months ended September 30, 2018. The decline in operating margin percentage is due to decreased operating leverage on lower sales volumes of our well stimulation products and an increase in inventory reserves recognized in the nine months ended September 30, 2019. In addition, the nine months ended September 30, 2019 includes incremental selling, general and administrative expenses following the fourth quarter 2018 acquisition of GHT.
Production segment — The operating margin percentage for this segment was 4.0% for the nine months ended September 30, 2019 compared to 4.9% for the nine months ended September 30, 2018. Segment operating margins have been negatively impacted by lower sales volumes and an unfavorable product mix for our downstream process oil treatment equipment and incremental cost from steel tariffs in our Valve Solutions product line. These declines were partially offset by a reduction in selling, general and administrative expenses, primarily lower employee related costs as a result of cost reduction actions.

Corporate — Selling, general and administrative expenses for Corporate were $22.7 million for the nine months ended September 30, 2019, a decrease of $3.5 million, or 13.4%, compared to the nine months ended September 30, 2018. This decrease was primarily attributable to lower employee related costs as a result of cost reduction actions and a decrease in professional fees. Corporate costs include, among other items, payroll related costs for management, administration, finance, legal, and human resources personnel; professional fees for legal, accounting and related services; and marketing costs.
Other items not included in segment operating income (loss)
Several items are not included in segment operating income (loss), but are included in total operating loss. These items include transaction expenses, impairments of goodwill, intangible assets, property and equipment, contingent consideration benefit and gains on the disposal of assets and other. Transaction expenses relate to legal and other advisory costs incurred in acquiring or disposing of businesses and are not considered to be part of segment operating income (loss). These costs were $1.0 million for the nine months ended September 30, 2019 and $2.2 million for the nine months ended September 30, 2018.
In the third quarter of 2019, there was a significant decline in the quoted market prices of our common stock and a continued decline in U.S. onshore drilling and completions activity. As a result, we recognized goodwill impairments totaling $471.0 million, intangible asset impairments totaling $53.5 million and property and equipment impairments totaling $7.9 million. In the second quarter of 2018, we made the decision to exit specific products within the Subsea and Downhole product lines. As a result, we recognized $14.5 million of impairment losses on certain intangible assets (primarily customer relationships). See Note 6 Goodwill and Intangible Assets for further information related to these charges.
The contingent consideration benefit relates to a gain of $4.6 million recognized in the first quarter of 2019 due to reducing the estimated fair value of the contingent cash liability associated with the acquisition of GHT. Refer to Note 4 Acquisitions & Dispositions for additional information.
Other income and expense
Other income and expense includes interest expense, foreign exchange gains and other, net a gain realized on our previously held equity investment in Ashtead in the third quarter 2019 and a gain recognized on the contribution of our subsea rentals business to Ashtead in the first quarter 2018.
We incurred $24.2 million of interest expense during the nine months ended September 30, 2019, an increase of $0.3 million from the nine months ended September 30, 2018.
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
In the first quarter of 2018, we recognized a gain of $33.5 million as a result of the deconsolidation of our Forum Subsea Rentals business which was contributed to Ashtead in exchange for an aggregate 40% interest in the combined business. In the third quarter of 2019, we sold our aggregate 40% interest in Ashtead and recognized a gain of $1.6 million as a result of this transaction. See Note 4 Acquisitions & Dispositions for further information related to these transactions.
Taxes
We recorded a tax expense of $6.7 million for the nine months ended September 30, 2019, compared to a tax benefit of $12.4 million for the nine months ended September 30, 2018. The tax expense for the nine months ended September 30, 2019 includes an increase in our valuation allowance of $5.9 million to write down our deferred tax assets in the U.S. and Saudi Arabia and a tax benefit of $3.8 million related to the impairment of goodwill. The tax benefit for the nine months ended September 30, 2018 included a $15.6 million tax benefit related to an adjustment of the provisional tax impact of U.S. tax reform. See Note 9 Income Taxes for additional information on the impact of U.S. Tax Reform. In addition, the estimated annual effective tax rate for 2019 is significantly different than the comparable period in 2018 primarily due to the impairment of non-tax deductible goodwill and losses in jurisdictions where the recording of a tax benefit is not available. Furthermore, the tax benefit or expense recorded can vary from period to period depending on the Company’s relative mix of U.S. and non-U.S. earnings and losses by jurisdiction.

Liquidity and capital resources
Sources and uses of liquidity
Our internal sources of liquidity are cash on hand and cash flows from operations, while our primary external sources include trade credit and our Credit Facility and Senior Notes described below. Our primary uses of capital have been for inventories, sales on credit to our customers and ongoing maintenance and growth capital expenditures. We continually monitor potential capital sources, including equity and debt financing, to meet our investment and target liquidity requirements. Our future success and growth will be highly dependent on our ability to continue generating positive operating cash flow and access outside sources of capital. Based on existing market conditions and our expected liquidity needs, among other factors, we may use a portion of our cash flows from operations, proceeds from divestitures, securities offerings or borrowings to reduce debt prior to scheduled maturities, and may seek opportunities to refinance all or a portion of our senior secured notes.
At September 30, 2019, we had cash and cash equivalents of $28.9 million, availability under our Credit Facility of $279.5 million and total debt of $401.0 million. Our 2019 capital expenditures consist of, among other items, investments in certain manufacturing facilities, replacing end of life machinery and equipment, and continuing the implementation of our enterprise resource planning solution globally. We believe that cash on hand, cash generated from operations and availability under our Credit Facility will be sufficient to fund operations, working capital needs, and capital expenditure requirements for the foreseeable future.
In 2018, we expanded and diversified our product portfolio with the acquisition of two businesses for total consideration of $65.3 million. We did not have any acquisitions in the first nine month of 2019. For additional information, see Note 4 Acquisitions & Dispositions. We may pursue acquisitions in the future, which may be funded with cash and/or equity. Our ability to make significant additional acquisitions for cash may require us to pursue additional equity or debt financing, which we may not be able to obtain on terms acceptable to us or at all.
Our cash flows for the nine months ended September 30, 2019 and 2018 are presented below (in millions):

	Nine Months Ended September 30,
	2019	2018
Net cash provided by (used in) operating activities	$75.7	$(24.3)
Net cash provided by (used in) investing activities	27.2	(18.7)
Net cash used in financing activities	(121.4)	(44.2)
Effect of exchange rate changes on cash	0.2	(1.1)
Net decrease in cash, cash equivalents and restricted cash	$(18.3)	$(88.3)
Net cash provided by (used in) operating activities
Net cash provided by operating activities was $75.7 million for the nine months ended September 30, 2019 compared to $24.3 million of cash used in operating activities for the nine months ended September 30, 2018. This improvement is primarily attributable to changes in working capital which provided cash of $33.1 million for the nine months ended September 30, 2019 compared to an $85.1 million use of cash for the same period in 2018.
Net cash provided by (used in) investing activities
Net cash provided by investing activities was $27.2 million for the nine months ended September 30, 2019 compared to $18.7 million used in investing activities for the same period in 2018. Net cash provided by investing activities for the nine months ended September 30, 2019 includes $39.3 million in cash proceeds from the sale of our aggregate 40% interest in Ashtead technology partially offset by $12.6 million of capital expenditures for property and equipment. In comparison, net cash used in investing activities for the nine months ended September 30, 2018 included $19.9 million of capital expenditures for property and equipment and $8.0 million for the acquisition of ESPCT, partially offset by $9.2 million of proceeds from the sale of businesses, property and equipment.
Net cash used in financing activities
Net cash used in financing activities was $121.4 million and $44.2 million for the nine months ended September 30, 2019 and 2018, respectively. Net cash used in financing activities includes approximately $120.3 million of net repayments of debt for the nine months ended September 30, 2019 compared to $41.9 million for the same period in 2018.

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
Credit Facility
Our Credit Facility provides revolving credit commitments of $300.0 million, including up to $30.0 million available to certain Canadian subsidiaries of the Company for loans in United States or Canadian dollars, $25.0 million available for letters of credit issued for the account of the Company and certain of its domestic subsidiaries and $3.0 million available for letters of credit issued for the account of Canadian subsidiaries of the Company. Availability under the Credit Facility is subject to a borrowing base calculated by reference to eligible accounts receivable in the United States, Canada and certain other jurisdictions (subject to a cap) and eligible inventory in the United States and Canada. Our borrowing capacity under the Credit Facility could be reduced or eliminated, depending on future fluctuations in our receivables and inventory. The Credit Facility matures in July 2021, but if our outstanding Senior Notes due October 2021 are refinanced or replaced with indebtedness maturing in or after February 2023, the final maturity of the Credit Facility will automatically extend to October 2022.
If excess availability under the Credit Facility falls below the greater of 10.0% of the borrowing base and $20.0 million, we will be required to maintain a fixed charge coverage ratio of at least 1.00:1.00 as of the end of each fiscal quarter until excess availability under the Credit Facility exceeds such thresholds for at least 60 consecutive days.
Off-balance sheet arrangements
As of September 30, 2019, we had no off-balance sheet instruments or financial arrangements, other than letters of credit entered into in the ordinary course of business. Operating leases were excluded from our balance sheet as of December 31, 2018, but are included in the balance sheet as of September 30, 2019 following the January 1, 2019 adoption of ASC 842. For additional information, refer to Note 2 Recent Accounting Pronouncements and Note 8 Leases.
Contractual obligations
Except for net repayments under the Credit Facility, as of September 30, 2019, there have been no material changes in our contractual obligations and commitments disclosed in our 2018 Annual Report on Form 10-K.
Critical accounting policies and estimates
There have been no material changes in our critical accounting policies and procedures during the nine months ended September 30, 2019. For a detailed discussion of our critical accounting policies and estimates, refer to our 2018 Annual Report on Form 10-K. For recent accounting pronouncements, refer to Note 2 Recent Accounting Pronouncements.

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
Our management, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b) as of September 30, 2019. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2019.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
Information related to Item 1. Legal Proceedings is included in Note 12 Commitments and Contingencies, which is incorporated herein by reference.
Item 1A. Risk Factors
For additional information about our risk factors, see “Risk Factors” in Item 1A of our 2018 Annual Report on Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Following is a summary of our repurchases of our common stock during the three months ended September 30, 2019.

Period	Total number of shares purchased (a)	Average price paid per share	Total number of shares purchased as part of publicly announced plan or programs (b)	Maximum value of shares that may yet be purchased under the plan or program (in thousands) (b)
July 1, 2019 - July 31, 2019	1,386	$3.32	—	$49,752
August 1, 2019 - August 31, 2019	—	$—	—	$49,752
September 1, 2019 - September 30, 2019	—	$—	—	$49,752
Total	1,386	$3.32	—
(a) All of the 1,386 shares purchased during the three months ended September 30, 2019 were acquired from employees in connection with the settlement of income tax and related benefit withholding obligations arising from the vesting of restricted stock grants. These shares were not part of a publicly announced program to purchase common stock.
(b) In October 2014, our board of directors approved a program for the repurchase of outstanding shares of our common stock with an aggregate purchase amount of up to $150 million. From the inception of this program through September 30, 2019, we have repurchased approximately 4.5 million shares of our common stock for aggregate consideration of approximately $100.2 million. Remaining authorization under this program is $49.8 million.

Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None
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

FORUM ENERGY TECHNOLOGIES, INC.
Date:	October 30, 2019	By:	/s/ Pablo G. Mercado
Pablo G. Mercado
Senior Vice President and Chief Financial Officer
(As Duly Authorized Officer and Principal Financial Officer)

		By:	/s/ John McElroy
John McElroy
Corporate Controller
(As Duly Authorized Officer and Principal Accounting Officer)