Form 10-K
period 2019-12-31
FORUM ENERGY TECHNOLOGIES, INC.
filed 2020-02-25
CIK 1401257

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________________
FORM 10-K
____________________________________

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________
Commission File Number 001-35504
FORUM ENERGY TECHNOLOGIES, INC.
(Exact name of registrant as specified in its charter)

Delaware	61-1488595
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10344 Sam Houston Park Drive	Suite 300	Houston	Texas	77064
(Address of Principal Executive Offices)				(Zip Code)
Registrant’s telephone number, including area code: (713) 351-7900
Securities registered pursuant to Section 12(b) of the Act:

Common stock, $0.01 par value	FET	New York Stock Exchange
(Title of Each Class)	(Trading Symbol)	(Name of Each Exchange on Which Registered)
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

Large accelerated filer	☐	Accelerated filer	☑	Non-accelerated filer	☐
Smaller reporting company	☐	Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of Common Stock held by non-affiliates on June 28, 2019, determined using the per share closing price on the New York Stock Exchange Composite tape of $3.42 on June 28, 2019, was approximately $280.5 million. For this purpose, our executive officers and directors and SCF Partners L.P. and its affiliates are considered affiliates.
As of February 24, 2020, there were 110,513,007 common shares outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of our Proxy Statement for the 2020 Annual Meeting of Stockholders are incorporated by reference into Part III of this report.

Forum Energy Technologies, Inc.

PART I

Item 1. Business
Forum Energy Technologies, Inc., a Delaware corporation (“Forum,” the “Company,” “we” or “us”), is a global oilfield products company, serving the drilling, downhole, subsea, completions, and production sectors of the oil and natural gas industry. Our common shares are listed on the New York Stock Exchange (“NYSE”) under the symbol “FET.” Our principal executive offices are located at 10344 Sam Houston Park Drive, Houston, Texas 77064, our telephone number is (713) 351-7900, and our website is www.f-e-t.com. Our Annual Reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and all amendments thereto, are available free of charge on our website as soon as reasonably practicable after such reports are electronically filed with or furnished to the Securities and Exchange Commission (“SEC”). These reports are also available on the SEC’s website at www.sec.gov. Information contained on or accessible from our website is not incorporated by reference into this Annual Report on Form 10-K and should not be considered part of this report or any other filing that we make with the SEC.
Overview
We are a global oilfield products company, serving the drilling, downhole, subsea, completions and production sectors of the oil and natural gas industry. We design, manufacture and distribute products and engage in aftermarket services, parts supply and related services that complement our product offering. The Company's products include highly engineered capital equipment as well as products that are consumed in the drilling, well construction, production and transportation of oil and natural gas. Our product offering includes a mix of frequently replaced consumable products and highly engineered capital products. Our consumable products are used in drilling, well construction and completions activities, within the supporting infrastructure, and at processing centers and refineries. Our engineered capital products are directed at: drilling rig equipment for new rigs, upgrades and refurbishment projects; subsea construction and development projects; pressure pumping equipment; the placement of production equipment on new producing wells; and downstream capital projects. In 2019, over 80% of our revenue was derived from consumable products and activity-based equipment, while the balance was primarily derived from capital products with a small amount from rental and other services.
We seek to design, manufacture and supply high quality reliable products that create value for our diverse customer base, which includes, among others, oil and natural gas operators, land and offshore drilling contractors, oilfield service companies, subsea construction and service companies, and pipeline and refinery operators.
In the first quarter of 2019, we changed our reporting segments to align with business activity drivers and the manner in which management reviews and evaluates operating performance. Forum now operates in the following three reporting segments: Drilling & Downhole, Completions and Production, and we believe that this reporting segment structure better aligns with the key phases of the well cycle and provides improved operating efficiencies. Prior to this change, we operated in three business segments: Drilling & Subsea, Completions, and Production & Infrastructure. We moved the Downhole product line from Completions to Drilling & Subsea to form the new Drilling & Downhole segment. Completions retained the Stimulation & Intervention and Coiled Tubing product lines. Finally, we renamed Production & Infrastructure the Production segment. Our historical results of operations have been recast to retrospectively reflect these changes in accordance with generally accepted accounting principles.
We incorporate by reference the segment and geographic information for the last three years set forth in Note 17 Business Segments, and the information with respect to acquisitions is set forth in Note 4 Acquisitions & Dispositions.
Drilling & Downhole segment
In our Drilling & Downhole segment, we design, manufacture and supply products and provide related services to the drilling, downhole and subsea markets. Through this segment, we offer drilling technologies, including capital equipment and a broad line of products consumed in the drilling process; downhole technologies, including cementing and casing tools, protection products for artificial lift equipment and cables; and subsea technologies, including robotic vehicles and other capital equipment, specialty components and tooling, a broad suite of complementary subsea technical services, and products used in pipeline infrastructure.
There are several factors that drive demand for our Drilling & Downhole segment. Our Drilling Technologies product line is influenced by global drilling activity; the level of capital investment in drilling rigs; rig upgrades and equipment replacement as drilling contractors modify their existing rigs to increase capability or improve efficiency and safety; and the number of rigs in use and the severity of the conditions under which they operate. Our Downhole Technologies product line is impacted by the level of well completion activity and complexity of well construction and completion.

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
Downhole protection systems. We offer a full range of downhole protection solutions and artificial lift accessories through our various brands such as Cannon Services™ and Multilift. The Cannon Services clamp, Forum cast clamp and protection products are used to shield downhole control lines, cables and gauges during installation and to provide protection during production enhancement operations. We design and manufacture a full range of downhole protection solutions for electrical submersible pump (“ESP”) cabling, encapsulated control lines, sub-surface safety valves and permanent downhole gauges. We provide both standard and customized protection systems, and we utilize a range of materials in our products for various downhole environments. SandGuard™ and Cyclone™ completion tools extend the useful life of an ESP by protecting it against sand and other solids after shutdown. Forum GasGuard™ breaks down gas slugs, creating an uninterrupted flow of liquid through an ESP.
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
Other downhole products. We manufacture a line of downhole composite plugs, which are primarily used for zonal isolation during multi-stage hydraulic fracturing in horizontal and vertical wells.
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
We design and manufacture large work-class ROVs through our Perry® brand. These vehicles are principally used in deepwater construction applications with the largest vehicles providing up to 250 horsepower, exceeding 1,200 pounds of payload capacity and having the capability to work in depths up to 5,000 meters. In addition to work-class ROVs, we design and manufacture large subsea trenchers that travel along the sea floor for digging, installation and burial operations. The largest of these subsea trenchers provides up to 1,500 horsepower and is able to cut over three meters deep into the seafloor to lay pipelines, power cables or communications cables.
Our Forum Sub-Atlantic® branded observation-class vehicles are electrically powered and are principally used for inspection, survey and light manipulation, and serve a wide range of industries.
Designed primarily for the defense market, our subsea rescue vehicles are designed for a range of tasks including submarine rescue operations, diver support, seabed survey, port security, under hull search and a variety of other tasks.
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
Subsea rental. On January 3, 2018, we contributed our Forum Subsea Rentals (“FSR”) business into Ashtead Technology, in exchange for a 40% interest in the combined business. The transaction created a market leading independent provider of subsea survey and ROV equipment rental services. Our interest in the combined business was presented in our consolidated financial statements as an equity method investment in the Drilling and Downhole segment. On September 3, 2019, we sold our aggregate 40% interest in Ashtead to the majority owners of Ashtead. Refer to Note 4 Acquisitions & Dispositions for additional information.
Completions segment
In our Completions segment, we design, manufacture and supply products and provide related services to the coiled tubing, stimulation and intervention markets. Through this segment, we offer stimulation and intervention technologies, including hydraulic fracturing pumps, pump consumables, cooling systems, flow iron, wireline cable and pressure control equipment as well as related recertification and refurbishment services. We also offer coiled tubing products, including coiled tubing strings and coiled line pipe.
There are several factors driving demand for our Completions segment. Our Stimulation & Intervention and Coiled Tubing product lines are impacted by the use of hydraulic fracturing to develop oil and natural gas reserves in shale or tight sand basins across North America and the level of workover and intervention activity.
Stimulation and Intervention. We provide a broad range of high pressure pumps and flow equipment used by well stimulation, or pressure pumping, companies during stimulation, intervention (principally plug and perforation activity) and flowback processes. We design and manufacture power end and fluid end assemblies, industrial heat exchanger and cooling systems, manifolds and manifold trailers, and treating iron. Frequent refurbishment and recertification of flow equipment is critical to ensuring the reliable and safe operation of a pressure pumping company’s fleet. We perform these services at various locations throughout North America and seek to position our stocking and service locations in proximity to our customers’ operations.

We also manufacture pressure control products that are used for well intervention operations and sold to oilfield service companies and equipment rental companies both domestically and internationally including blowout preventers for coiled tubing and wireline units and our Hydraulic Latch Assembly which is used to facilitate efficient zipper fracturing operations. In addition, we manufacture electro-mechanical wireline cables as well as innovative EnviroLite (greaseless) cables. We also conduct aftermarket refurbishment and recertification services for pressure control equipment.
Our primary customers in the Stimulation and Intervention product line are pressure pumping and flowback service companies, although we also generate sales to original equipment manufacturers of pressure pumping units.
Coiled Tubing. We manufacture Global Tubing® branded coiled tubing strings and coiled line pipe and provide related services. Coiled tubing strings are consumable components of coiled tubing units that perform well completion and intervention activities. Our coiled line pipe offering serves as an alternative to conventional line pipe in onshore and subsea applications.
Our primary customers in the Coiled Tubing product line are service companies that provide coiled tubing services globally.
Production segment
In our Production segment, we design, manufacture and supply products and provide related equipment and services to the production and infrastructure markets. Through this segment, we supply production equipment, including well site production and process equipment, and a broad range of industrial and process valves.
The level of spending to bring new wells on production, including the related infrastructure, is the primary driver for our Production segment. Our Production Equipment product line also has exposure to the amount of spending on midstream and downstream projects, as it offers products that go from the well site to inside the refinery fence. Our Valve Solutions product line is impacted by the level of infrastructure additions, upgrades and maintenance activities across the oil and natural gas industry, including the upstream, midstream and downstream sectors. In addition, our valves are used in the power, process, petrochemical and mining industries.
Production Equipment. Our Production Equipment product line provides engineered process systems and field services for capital equipment used at the wellsite and for production processing in the U.S. Once a well has been drilled, completed and brought on stream, we provide the well operator or producer with the process equipment necessary to make the oil or natural gas ready for transmission. We engineer, fabricate and install separators, packaged production systems and American Society of Mechanical Engineers (“ASME”) and American Petroleum Institute (“API”) coded pressure vessels, skidded vessels with gas measurement, modular process plants, header and manifold skids, process and flow control equipment and separators to help clean and process oil or natural gas as it travels from the wellhead and along the transmission line to the refinery. Our customers are principally oil and natural gas operators or producers.
We also design and provide process oil treatment equipment, including desalters and dehydrators, used in refineries and other process applications worldwide. We have a team of technicians and field service engineers for repair and installation, and we supply a broad range of replacement parts for our equipment and other manufacturers. This equipment removes sand, water and suspended solids from hydrocarbons prior to their transmission or refining.
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
We market our valves to our customers and end users through our recognized brands: PBV®, DSI®, Quadrant®, Accuseal®, and ABZ®. Much of our production is sold through distribution supply companies, with our marketing efforts targeting end users for pull through of our valve products. Our global sales force and representatives cover approximately 30 countries, with local sales and distribution in Canada. Our Canadian operations provide significant exposure to the heavy oil projects.
Our manufacturing and supply chain systems enable us to design and produce high-quality engineered valves, as well as provide standardized products, while maintaining competitive pricing and minimizing capital requirements. We also utilize our international manufacturing partners to produce components and completed products for a number of our other valve brands.
Depending on the product, our valves are manufactured to conform to the standards of one or more of the API, American National Standards Institute, American Bureau of Shipping, and International Organization for Standardization and/or

other relevant standards governing the design and manufacture of industrial valves. Through our Valve Solutions product line, we participate in the API’s standard-setting process.
Business history
Forum was incorporated in 2005 and formed through a series of acquisitions. In August 2010, Forum Oilfield Technologies, Inc. was renamed Forum Energy Technologies, Inc., when four other companies were merged into Forum. On April 17, 2012, we completed our initial public offering.
Backlog
As we provide a mix of consumable products, capital goods, and repair parts and services, a majority of our business does not require lengthy lead times. The majority of the orders and commitments included in our backlog as of December 31, 2019 were scheduled to be delivered within six months. Our backlog was approximately $173 million at December 31, 2019 and approximately $276 million at December 31, 2018. Substantially all of the projects currently in our backlog are subject to change and/or termination at the option of the customer. In the case of a change or termination, the customer is generally required to pay us for work performed and other costs necessarily incurred as a result of the change or termination. It is difficult to predict how much of our current backlog will be delayed or terminated, or subject to changes, as well as our ability to collect termination or change fees.
Our consumable and repair products are predominantly off-the-shelf items requiring short lead-times, generally less than six months, and our related refurbishment or other services are also not contracted with significant lead time. The composition of our backlog is reflective of our mix of capital equipment, consumable products, aftermarket and other related items. Our bookings, which consist of written orders or commitments for our products or related services, during the years ended December 31, 2019 and 2018 were approximately $863 million and $1,116 million, respectively.
Customers
No customer represented more than 10% of consolidated revenue in any of the last three years.
Seasonality
A substantial portion of our business is not significantly impacted by seasonality. We do, however, generally experience lower sales and profitability in the fourth quarter due to a decrease in working days caused by calendar year-end holidays, and manufacturing and shipping delays caused by weather. In addition, given the geographic proximity of a number of our facilities to the Gulf Coast, we are subject to business interruptions caused by hurricanes and tropical storms. A small portion of the revenue we generate from select Canadian operations often benefits from higher first quarter activity levels, as operators take advantage of the winter freeze to gain access to remote drilling and production areas. Revenue exposed to this type of seasonality, however, comprised less than 5% of our overall revenue in 2019.
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
We typically offer our customers payment terms of 30 days, although during downturns in activity, customers often take 60 days or more to settle accounts. For sales into certain countries or for select customers, we might require payment upfront or credit support through a letter of credit. For longer term projects, we typically require progress payments as important milestones are reached. On average, we collect our receivables in about 60 days from shipment resulting in a substantial investment in accounts receivable. Likewise, standard terms with our vendors are 90 days. For critical items sourced from significant vendors, we have settled accounts more quickly, sometimes in exchange for early payment discounts.
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
Hydraulic fracturing
A significant percentage of our customers’ oil and natural gas production is being developed from unconventional sources, such as hydrocarbon shales. These formations require hydraulic fracturing completion processes to release the oil or natural gas from the rock so that it can flow through the formations. Hydraulic fracturing involves the injection of water, sand and chemicals under pressure into the formation to stimulate production. A number of federal agencies, including the EPA and the U.S. Department of Energy, are analyzing, or have been requested to review, a variety of environmental issues associated with shale development, including hydraulic fracturing. Moreover, various political groups are requesting a ban on hydraulic fracturing on federal lands. In addition, some states have adopted, and other states are considering adopting, regulations that could impose more stringent disclosure and/or well construction requirements on hydraulic fracturing operations. Local governments may also seek to adopt ordinances within their jurisdictions regulating the time, place and manner of drilling activities in general or hydraulic fracturing activities in particular, in some cases banning hydraulic fracturing entirely. We cannot predict whether any such legislation will ever be enacted and if so, what its provisions would be. If additional levels of regulation and permits were required through the adoption of new laws and regulations at the federal or state level, that could lead to delays, increased operating costs and process prohibitions for our customers that could reduce demand for our products and services, which would have a material adverse impact on our revenues, results of operations and cash flows. For more information, please read “Risk Factors-Potential legislation or regulations restricting the use of hydraulic fracturing could reduce demand for our products.”
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
Operating risk and insurance
We maintain insurance coverage of types and amounts that we believe to be customary and reasonable for companies of our size and with similar operations. In accordance with industry practice, however, we do not maintain insurance coverage against all of the operating risks to which our business is exposed. Therefore, there is a risk our insurance program may not be sufficient to cover any particular loss or all losses. Currently, our insurance program includes coverage for, among other things, general liability, umbrella liability, sudden and accidental pollution, personal property, vehicles, workers’ compensation, and employer’s liability coverage.
Employees
As of December 31, 2019, we had approximately 2,300 employees. Of our total employees, approximately 1,800 were in the U.S., 200 were in the United Kingdom, 100 were in Germany, 100 were in Canada and 100 were in all other locations. We are not a party to any collective bargaining agreements, other than in our Hamburg, Germany and Monterrey, Mexico facilities. We consider our relations with our employees to be satisfactory.

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
We have experienced, and will continue to experience, fluctuations in revenues and operating results due to economic and business cycles. The willingness of oil and natural gas operators to make capital expenditures to explore for and produce oil and natural gas, the need of oilfield services companies to replenish consumable parts and the willingness of these customers to invest in capital equipment depends largely upon prevailing industry conditions that are influenced by numerous factors over which we have no control. Such factors include:

•	supply of and demand for oil and natural gas;

•	prices, and expectations about future prices, of oil and natural gas;

•	ability or willingness of the Organization of Petroleum Exporting Countries (“OPEC”) and other major producers to set and maintain production limits;

•	cost of exploring for, developing, producing and delivering oil and natural gas;

•	levels of drilling and completions activity;

•	expected decline in rates of current and future production, or faster than anticipated declines in production;

•	discovery rates of new oil and natural gas reserves;

•	ability of our customers to access new markets or areas of production or to continue to access current markets, including as a result of trade restrictions;

•	weather conditions, including hurricanes, that can affect oil and natural gas operations over a wide area;

•	natural disasters, catastrophes or other events resulting in severe property damage;

•	more stringent environmental regulations;

•	prohibitions, moratoriums or similar limitations on drilling or hydraulic fracturing activity resulting in a cessation or disruption of operations;

•	domestic and worldwide economic conditions;

•	financial stability of our customers and other industry participants;

•	political instability in oil and natural gas producing countries, including recent tensions between the United States and Middle East countries;

•	shareholder activism or activities by non-governmental organizations to restrict the exploration, development and production of oil and natural gas;

•	conservation measures and technological advances affecting energy consumption;

•	price and availability of alternative energy resources and fuels;

•	uncertainty in capital and commodities markets, and the ability of oil and natural gas companies to raise equity capital and debt financing;

•	interest rates and the cost of capital; and

•	merger and divestiture activity among oil and natural gas producers, drilling contractors and oilfield service companies.
The oil and natural gas industry experienced a prolonged reduction in the overall level of exploration and development activities in connection with the decline in commodity prices that began in 2014. As a result, there was a reduction in the demand for our products and services, downward pressure on the prices that we charge and ultimately an adverse impact on our business. A significant decrease in crude oil prices in the fourth quarter of 2018 was followed by a slight increase in 2019. It is uncertain whether commodity prices will maintain current levels, decline or increase in 2020. Furthermore, there can be no assurance that the demand or pricing for oil and natural gas will follow historic patterns or recover meaningfully in the near term. Declines in oil and natural gas prices, decreased levels of exploration, development, and production activity, and the willingness of customers to invest in their equipment relative to historical norms may negatively affect:

•	revenues, cash flows, and profitability;

•	the ability to maintain or increase borrowing capacity;

•	the ability to refinance our Senior Unsecured Notes;

•	the ability to obtain additional capital to finance our business and the cost of that capital;

•	the ability to collect outstanding amounts from our customers; and

•	the ability to attract and retain skilled personnel to maintain our business or that will be needed in the event of an upturn in the demand for our products.
The markets in which we operate are highly competitive, and some of our competitors hold substantial market share and have substantially greater resources than we do. Furthermore, some of our product lines have a number of regional or local competitors. We may not be able to compete successfully in this environment.
The markets in which we operate are highly competitive and our products and services are subject to competition from significantly larger businesses. We have several competitors that are large national and multinational companies that have longer operating histories, greater financial, technical and other resources and greater name recognition than we do. In addition, we compete with many smaller companies on a regional or local basis. Our competitors may be able to respond more quickly to new or emerging technologies and services and changes in customer requirements. In addition, several of our competitors provide a much broader array of services, and have a stronger presence in more geographic markets. Our larger competitors are able to use their size and purchasing power to seek economies of scale and pricing concessions. Furthermore, some of our customers are our competitors and have in the past ceased buying from us, and may do the same in the future. We also have competitors outside of the U.S. with lower structural costs due to labor and raw material cost in and around their manufacturing centers, and prices based on foreign currencies. Accordingly, currency fluctuations may cause U.S. dollar-priced products to be less competitive than our competitors’ products that are priced in other currencies. Moreover, our competitors may utilize available capacity during a period of depressed energy prices to gain market share.
New competitors have also entered the markets in which we compete. We consider product quality, price, breadth of product offering, availability of products and services, performance, distribution capabilities, responsiveness to customer needs and reputation for service to be the primary competitive factors. Competitors may be able to offer more attractive pricing, duplicate strategies, or develop enhancements to products that offer performance features that are superior to our products. In addition, we may not be able to retain key employees of entities that we acquire in the future and those employees may choose to compete against us following a contractually agreed period of non-competition that is permitted under the law. Competitive pressures, including those described above, and other factors could adversely affect our competitive position, resulting in a loss of market share or decreases in prices. For more information about our competitors, please read “Business—Competition.”
Given the uncertainty related to long-term commodity prices and associated customer demand, we hold excess or obsolete inventory and have experienced a reduction in gross margins and financial results.
We cannot accurately predict what or how many products our customers will need in the future. Orders are placed with our suppliers based on forecasts of customer demand and, in some instances, we may establish buffer inventories to accommodate anticipated demand. At certain times, we have built capital equipment before receiving customer orders, and we have kept our standardized downhole protection systems and certain of our flow iron products in stock and readily available for delivery on short notice from customers. Our forecasts of customer demand are based on multiple assumptions, which have introduced errors into the estimates. In addition, many of our suppliers, such as those for certain of our standardized valves, require a longer lead time to provide products than our customers demand for delivery of our finished products. If we underestimate customer demand or if insufficient manufacturing capacity is available, we would miss revenue opportunities and potentially lose market share and damage our customer relationships. Conversely, if we overestimate customer demand, we would allocate resources to the purchase of material or manufactured products that we are not be able to sell when we expect to, if at all. As a result, we would hold excess or obsolete inventory, which would reduce gross margin and adversely affect financial results upon writing down the value of inventory. In addition, any future significant cancellations or deferrals of product orders or the return of previously sold products could materially and adversely affect profit margins, increase product obsolescence and restrict our ability to fund our operations.

We may not realize revenue on our current backlog due to customer order reductions, cancellations or acceptance delays, which may negatively impact our financial results.
Uncertainty regarding demand for our customers’ services has resulted in order reductions, cancellations and acceptance delays in the past, and we may experience more of these in the future. We may be unable to collect revenue for all of the orders reflected in our backlog, or we may be unable to collect cancellation penalties, to the extent we have the right to impose them, or the revenues may be pushed into future periods. In addition, customers who are more highly leveraged or otherwise unable to pay their creditors in the ordinary course of business may become insolvent or be unable to operate as a going concern. We may be unable to collect amounts due or damages we are awarded from these customers, and our efforts to collect such amounts may damage our customer relationships. Our results of operations and overall financial condition may be negatively impacted by a reduction in revenue as a result of these circumstances.
The coronavirus outbreak in China could adversely affect our results of operations.
During January 2020, a strain of coronavirus was reported to have surfaced in Wuhan, China. In an effort to halt the outbreak, the Chinese government placed significant restrictions on travel within China and closed certain businesses in the region, and governments and other parties outside of China have halted or sharply curtailed the movement of people, goods and services to and from China. Certain of our key suppliers, including for our valves and coiled tubing product offerings, are located in China. In addition, we view China as a growth market for our intervention product offering. The coronavirus outbreak is adversely impacting our operations. If the impact of the coronavirus outbreak continues for an extended period, it could materially adversely impact our supply chain and the growth of our revenues from China. In addition, concerns about the coronavirus and its potential impact on the Chinese and global economy are creating uncertainty about the overall demand for oil, which could have negative implications for the demand of our products. At this point, we cannot accurately predict what effects these conditions will have on our business, which will depend on, among other factors, the ultimate geographic spread of the virus, the duration of the outbreak and travel restrictions and business closures imposed by the Chinese government or by others with respect to China.
Tariffs imposed by the United States government could continue to adversely affect our results of operations.
The President of the United States has issued proclamations imposing tariffs on imports of selected products, including those sourced from China. In particular, the U.S. government has imposed global tariffs on certain imported steel and aluminum products pursuant to Section 232 of the Trade Expansion Act of 1962, as well as tariffs on $370 billion worth of Chinese imports pursuant to Section 301 of the Trade Act of 1974. In response, China and other countries have imposed retaliatory tariffs on a wide range of U.S. products, including those containing steel and aluminum. Our efforts to mitigate the impact of these tariffs on raw materials through the diversification of our supply chain may not be sufficiently successful. Furthermore, a prolonged imposition of tariffs on our goods could have a significant adverse effect on our results of operations.
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
A portion of our business is driven by our customers’ spending on capital equipment such as drilling rigs. As a result of a greater focus by our customers on maintaining capital discipline, spending has declined and may remain at a low level despite any increase in commodity prices.
In recent years, there has been an oversupply of capital equipment in the oil and natural gas industry and a corresponding reduction in the demand for construction of these products. More recently, our customers and their investors have adopted business strategies placing significant emphasis on capital discipline that may limit the level of their future spending. As a result, we cannot provide any assurance that our capital equipment sales will increase if there is an increase in commodity prices.

Technological advances have rendered drilling more efficient, reducing the amount of capital equipment required to drill the same number of wells and the demand for our products.
New techniques and technological advances have reduced the number of days required to drill wells. The number of days required for a drilling rig to be on a site to drill a well has in many areas been reduced by at least half over the last several years. This has exacerbated the oversupply of drilling rigs and is likely to lengthen the time until significant capital investment is required by our drilling company customers. These advances are also expected to result in a lower overall level of capital investment when the current generation of drilling rigs is required to be replaced.
We may be impacted by disruptions in the political, regulatory, economic and social conditions of the foreign countries in which we are expected to conduct business.
Instability and unforeseen changes in the international markets in which we conduct business, including economically and politically volatile areas such as North Africa, the Middle East, Latin America and the Asia Pacific region, could cause or contribute to factors that have an adverse effect on the demand for the products and services we provide. For example, we have previously transferred management and operations from certain Latin American countries, due to the presence of political turmoil, to other countries in the region that are more politically stable.
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
The market price of common stock of companies engaged in the oil and natural gas equipment manufacturing and services industry has been volatile. Likewise, the market price of our common stock has varied significantly in the past. For example, in 2019, the market price of our common stock reached a high of $7.00 per share on February 12, 2019 and a low of $0.88 per share on November 18, 2019. We expect it to continue to remain volatile given the cyclical nature of our industry.
We may be adversely affected by developments relating to the U.K.’s departure from the European Union.
The U.K. held a referendum on June 23, 2016 in which a majority voted for the U.K.’s withdrawal from the European
Union (“EU”), which is commonly referred to as Brexit. As a result of this vote, a process of negotiation began to determine the terms of Brexit, which resulted in the EU-U.K. Withdrawal Agreement. The U.K. withdrew from the EU on January 31, 2020, consistent with the terms of the EU-U.K. Withdrawal Agreement. The terms of that agreement provide for a “transition period”, from January 31, 2020 to December 31, 2020, during which the trading relationship between the EU and the U.K. will remain the same while the U.K. and the EU try to negotiate an agreement regarding their future trading relationship. The effects of the Brexit vote and the perceptions as to the impact of the withdrawal of the U.K. from the EU may adversely affect business activity and economic and market conditions in the U.K., the Eurozone, and globally and could contribute to instability in global financial and foreign exchange markets, including volatility in the value of the pound sterling and the euro. In addition, Brexit could lead to additional political, legal and economic instability in the EU. Any of these effects of Brexit, and others we cannot anticipate, could adversely affect the value of our assets in the U.K., as well as our business, financial condition, results of operations and cash flows.
We have a significant amount of indebtedness. Our leverage and debt service obligations restrict our operations and make us more vulnerable to adverse economic conditions.
We currently have a substantial amount of indebtedness, including $400.0 million of 6.25% senior unsecured notes due October 2021. Our level of indebtedness and restrictions in our debt agreements have significant consequences for our future prospects, including limiting our liquidity and flexibility in obtaining additional financing. In addition, we may have difficulty making debt service payments on our indebtedness as such payments become due. Furthermore, our $300.0 million Credit Facility, which had no outstanding balance as of December 31, 2019, will mature prior to the maturity date of our Senior Notes. Our level of indebtedness and the terms of our debt agreements affect our operations in several ways, including the following:

•	requiring us to dedicate a substantial portion of our cash flow from operations to servicing existing debt obligations;

•	increasing our vulnerability to general adverse economic and industry conditions;

•	limiting our ability to borrow funds, dispose of assets, pay dividends and make certain investments;

•	reducing our flexibility to plan for, and react to, changes in the economy and in our industry; and

•	impairing our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions or other general corporate purposes.
Our ability to pay our expenses, and fund our working capital needs and debt obligations, will depend on our future performance, which will be affected by financial, business, economic, regulatory and other factors that are outside of our control. As a result of these factors, our business may not generate sufficient cash flow from operations to enable us to meet our debt obligations. In addition, under the terms of our Credit Facility, any failure to comply with the financial or other covenants of our indebtedness would result in an event of default, which would cause some or all of our indebtedness to become immediately due and payable and have a material adverse effect on our business, financial condition and results of operations.
The indenture governing our notes and our Credit Facility contain operating and financial restrictions that restrict our business and financing activities.
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
Our Credit Facility also contains covenants, which, among other things, require us in certain circumstances, on a consolidated basis, to maintain specified financial ratios or conditions. As a result of these covenants, we will be limited in the manner in which we conduct our business, and we may be unable to engage in favorable business activities or finance future operations or capital needs. Our ability to borrow under the Credit Facility and comply with some of the covenants, ratios or tests contained in our indenture and Credit Facility may be affected by events beyond our control. If market or other economic conditions deteriorate, and there is a decrease in our accounts receivable and inventory, our ability to borrow under our Credit Facility will be reduced and our ability to comply with these covenants, ratios or tests may be impaired. A failure to comply with the covenants, ratios or tests would result in an event of default, which, if not cured or waived, would cause some or all of our indebtedness to become immediately due and payable and have a material adverse effect on our business, financial condition and results of operations.
A further downgrade in our credit ratings could negatively impact our cost of and ability to access the capital and credit markets.
Major U.S. credit rating agencies have recently downgraded our senior unsecured debt ratings and we continue to be at risk for further downgrades. Our ability to access the capital and credit markets or to otherwise obtain sufficient financing is adversely affected by the current credit ratings of our senior unsecured debt by major U.S. credit rating agencies. These ratings, or further downgrades, may increase the cost of future debt, and potentially require us to post letters of credit for certain obligations.
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
Our ability to access the capital and credit markets to raise capital on favorable terms is limited by our debt level and industry conditions.
Our ability to access the capital and credit markets is limited by, among other things, oil and natural gas prices, our existing capital structure, our credit ratings, the state of the economy, the health of the drilling and overall oil and natural gas industry, trends among investors to avoid companies associated with the production of hydrocarbon products, and the liquidity of the capital markets. Many of the factors that affect our ability to access capital markets are outside of our control. Recent trends and conditions in the capital and credit markets with respect to the energy sector limit our ability to access these markets or may significantly increase our cost of capital. Low levels of exploration and drilling activity have caused and may continue to cause lenders to increase the interest rates under our credit facilities, enact tighter lending standards, refuse to refinance existing debt on acceptable terms or at all and may reduce or cease to provide funding. If we are unable to access the capital or credit markets on terms acceptable to us, it could have a material adverse effect on our business, financial condition, results of operations, cash flows and liquidity, particularly in respect of our ability to repay or refinance our debt, including our senior notes due October 2021.
During the years ended December 31, 2019, 2018 and 2017 we incurred impairment charges, and we may incur additional impairment charges in the future.
For the years ended December 31, 2019, 2018 and 2017, we recognized goodwill impairments totaling $471.0 million, $298.8 million, and $68.0 million, respectively, which are included in “Impairments of goodwill, intangible assets, property and equipment” in the consolidated statements of comprehensive loss. Following these impairment charges, there is no remaining goodwill balance for any of our reporting units.
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
For the year ended December 31, 2019, we recognized property and equipment impairment charges totaling $7.9 million. For the years ended December 31, 2019, 2018 and 2017, we recognized intangible asset impairment charges totaling $53.5 million, $64.7 million and $1.1 million, respectively. These charges are included in “Impairments of goodwill, intangible assets, property and equipment” in the consolidated statements of comprehensive loss. See Note 6 Property and Equipment and Note 7 Goodwill and Intangible Assets for further information related to these charges.
If we determine that the carrying value of our long-lived assets is less than their fair value, we would be required to record additional charges in the future, which could adversely affect our financial condition and results of operations.
Our executive officers and certain key personnel are critical to our business and these officers and key personnel may not remain with us in the future.
Our future success depends in substantial part on our ability to hire and retain our executive officers and other key personnel. In particular, we are highly dependent on our executive officers. These individuals possess extensive expertise, talent and leadership, and they are critical to our success. The diminution or loss of the services of these individuals, or other integral key personnel affiliated with entities that we acquire in the future, could have a material adverse effect on our business. Furthermore, we may not be able to enforce all of the provisions in the agreements we have entered into with our executive officers and such agreements may not otherwise be effective in retaining such individuals.
We may be unable to employ a sufficient number of skilled and qualified workers.
The delivery of our products and services requires personnel with specialized skills and experience. Our ability to be productive and profitable depends upon our ability to employ and retain skilled workers. During periods of low activity in our industry, we have reduced the size of our labor force to match declining revenue levels, and other employees have chosen to leave in order to find more stable employment. This causes us to lose skilled personnel, the absence of which could cause us to incur quality, efficiency and deliverability issues in our operations, or delay our response to an upturn in the market. During periods of increasing activity in our industry, our ability to expand our operations depends in part on our ability to increase the size of our skilled labor force. In addition, during those periods, the demand for skilled workers is high, the supply is limited and the cost to attract and retain qualified personnel increases, especially for skilled workers. For example, we have in the past experienced shortages of engineers, mechanical assemblers, machinists and welders, which in some instances slowed the productivity of certain of our operations. Furthermore, a significant increase in the wages paid by competing employers could result in a reduction of our skilled labor force, increases in the wage rates that we must pay, or both. If any of these events were to occur, our ability to respond quickly to customer demands may be inhibited and our growth potential could be impaired.
We rely on relationships with key suppliers to operate and maintain our business.
Certain of our product lines depend on a limited number of third party suppliers. In some cases, the suppliers own the intellectual property rights to the products we sell, or possess the technology or specialized tooling required to manufacture them. As a result of this concentration in part of our supply chain, our business and operations may be negatively affected if our key suppliers were to experience significant disruptions affecting the price, quality, availability or timely delivery of their products, or if they were to decide to terminate their relationships with us. For example, we have a limited number of suppliers for our bearings product lines and certain of our valve product lines. The limited number of these suppliers can restrict the quantity and timeliness of customer deliveries. Recently, some of our suppliers have imposed more stringent payment terms and conditions on us based on our perceived risk as a counterparty. The partial or complete loss of any one of our key suppliers, or a significant adverse change in the relationship with any of these suppliers, through consolidation or otherwise, would limit our ability to manufacture and sell certain of our products.
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
Some of our customer contracts require us to compensate customers if we do not meet specified delivery obligations. We rely on suppliers to provide required materials and in many instances these materials must meet certain specifications. Managing a geographically diverse supply base poses inherently significant logistical challenges. Furthermore, the ability of third party suppliers to deliver materials to our specifications may be affected by events beyond our control. As a result, there is a risk that we could experience diminished supplier performance resulting in longer than expected lead times and/or product quality issues. For example, in the past, we have experienced issues with the quality of certain forgings used to produce materials utilized in our products. As a result, we were required to seek alternative suppliers for those forgings, which resulted in increased costs and a disruption in our supply chain. We have also been required in certain circumstances to provide better economic terms to some of our suppliers in exchange for their agreement to increase their capacity to satisfy our supply needs. The occurrence of any of the foregoing factors would have a negative impact on our ability to deliver products to customers within committed time frames.
We may not be able to satisfy technical requirements, testing requirements, code requirements or other specifications under contracts and contract tenders.
Many of our products are used in harsh environments and severe service applications. Our contracts with customers and customer requests for bids often set forth detailed specifications or technical requirements (including that they meet certain industrial code requirements, such as API, ASME or similar codes, or that our processes and facilities maintain ISO or similar certifications) for our products and services, which may also include extensive testing requirements. We anticipate that such code testing requirements will become more common in our contracts. We cannot assure that our products or facilities will be able to satisfy the specifications or requirements, or that we will be able to perform the full-scale testing necessary to prove that the product specifications are satisfied in future contract bids or under existing contracts, or that the costs of modifications to our products or facilities to satisfy the specifications and testing will not adversely affect our results of operations. If our products or facilities are unable to satisfy such requirements, or we are unable to perform or satisfy any required full-scale testing, we may suffer reputational harm and our customers may cancel their contracts and/or seek new suppliers, and our business, results of operations or financial position may be adversely affected.
A failure or breach of our information technology infrastructure, including as a result of cyber attacks or failures of data protection measures, could adversely impact our business and results of operations and expose us to potential liabilities.
The efficient operation of our business is dependent on our information technology (“IT”) systems. Accordingly, we rely upon the capacity, reliability and security of our IT hardware and software infrastructure and our ability to expand and update this infrastructure in response to our changing needs. Despite our implementation of security measures, our IT systems are vulnerable to computer viruses, natural disasters, incursions by intruders or hackers, failures in hardware or software, power fluctuations, cyber terrorists and other similar disruptions. In certain instances, our IT systems have failed to perform as anticipated, resulting in disruptions in operations and other adverse consequences. Should our IT systems materially fail in the future, it may result in numerous other adverse consequences, including reduced effectiveness and efficiency of our operations, inappropriate disclosure of confidential information, increased overhead costs, and loss of intellectual property, which could lead to liability to third parties or otherwise and have a material adverse effect on our business and results of operations. Our insurance may not protect us against such occurrences or our insurers may refuse to make payment. In addition, we may be required to incur significant costs to prevent damage caused by these disruptions or security breaches in the future.
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
Our success depends on our ability to develop and implement new product designs and improvements that meet our customer’s needs in a manner equal to or more effective than those offered by our competitors. If we are not able to continue to provide new and innovative services and technologies in a manner that allows us to meet evolving industry requirements at prices acceptable to our customers, our financial results would be negatively affected. In addition, some of our competitors are large national and multinational companies that we believe are able to devote greater financial, technical, manufacturing and marketing resources to research and develop more or better systems, services and technologies than we are able to do. Moreover, as a result of the currently depressed levels of customer activity, we may be unable to allocate sufficient amounts of capital to research and new product development activities, which may limit our ability to compete in the market and generate revenue.
Our success will be affected by the use and protection of our proprietary technology. Due to the limitations of our intellectual property rights, our ability to exclude others from the use of our proprietary technology may be reduced. Furthermore, we may be adversely affected by disputes regarding intellectual property rights.
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
We currently hold multiple U.S. and international patents and have several pending patent applications associated with our products and processes. Patent rights give the owner of a patent the right to exclude third parties from making, using, selling, and offering for sale the inventions claimed in the patents in the applicable country. Patent rights do not necessarily grant the owner of a patent the right to practice the invention claimed in a patent, but merely the right to exclude others from practicing the invention claimed in the patent. It is possible that a third party will design around our patents. Furthermore, patent rights have strict territorial limits. Some work is conducted in international waters and, therefore, does not fall within the scope of any country’s patent jurisdiction. As a result, we would be limited in the degree to which we can enforce our patents against infringement occurring in international waters and other “non-covered” territories. Also, we do not have patents in every jurisdiction in which we conduct business and our patent portfolio will not protect all aspects of our business and may relate to obsolete or unusual methods, which would not prevent third parties from entering the same market.

In addition, by customarily entering into confidentiality and/or license agreements with our employees, customers and potential customers and suppliers, we attempt to limit access to and distribution of our technology. Our efforts to maintain information as trade secrets or proprietary technology are subject to determination by the U.S. judicial system and applicable international judicial systems and may not be successful. Furthermore, our rights in our confidential information, trade secrets, and confidential know-how will not prevent third parties from independently developing similar information. Publicly available information, including information in expired issued patents, published patent applications, and scientific literature, can also be used by third parties to independently develop technology. We cannot provide assurance that this independently developed technology will not be equivalent or superior to our proprietary technology.
From time to time, our competitors have infringed upon, misappropriated, circumvented, violated or challenged the validity or enforceability of our intellectual property. In the future, we may not be able to adequately protect or enforce our intellectual property rights. Our failure or inability to protect our proprietary information or successfully oppose intellectual property challenges against us could materially and adversely affect our competitive position. Moreover, third parties from time to time may initiate litigation against us by asserting that the conduct of our business infringes, misappropriates or otherwise violates their intellectual property rights. For example, in 2017, one of our subsidiaries filed an action seeking a declaratory judgment action of non-infringement against Tenaris Coiled Tubes, LLC. Tenaris subsequently filed counterclaims against our subsidiary and us alleging infringement on certain of its patents. We may not prevail in any such legal proceedings, and our products and services may be found to infringe, impair, misappropriate, dilute or otherwise violate the intellectual property rights of others. Any legal proceeding concerning intellectual property is likely to be protracted and costly and is inherently unpredictable, and could have a material adverse effect on our business, regardless of its outcome. Further, our intellectual property rights may not have the value expected and such value is expected to change over time as new products are designed and improved.
We may incur liabilities, fines, penalties or additional costs, or we may be unable to sell to certain customers if we do not maintain safe operations.
If we fail to comply with safety regulations or maintain an acceptable level of safety at our facilities, we will incur fines, penalties or other liabilities, or we may be held criminally liable. In addition, a portion of our work force is made up of newer employees who are less experienced and therefore more prone to injury. As a result, new employees require ongoing training and a higher degree of oversight. We incur additional costs to encourage training and ensure proper oversight of these shorter service employees. Moreover, we incur costs in connection with equipment upgrades, or other costs to facilitate our compliance with safety regulations. Failure to maintain safe operations or achieve certain safety performance metrics could disqualify us from doing business with certain customers, particularly major oil companies.
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
For the year ended December 31, 2019, we derived approximately 30% of our revenue from sales outside the U.S. (based on product destination). In addition, one of our key growth strategies is to market products in international markets. We may not succeed in selling, marketing, branding, and distributing products to generate revenues in these new international markets.
If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results or prevent fraud.
Effective internal control over financial processes and reporting are necessary for us to provide reliable financial reports that effectively prevent fraud and operate successfully. Our efforts to maintain internal control systems have not been successful in the past. The existence of a material weakness in the future or a failure of our internal controls could affect our ability to obtain financing or increase the cost of any such financing. The identification of a material weakness in the future could also cause investors to lose confidence in the reliability of our financial statements and could result in a decrease in the value of our common stock. In addition, the entities that we acquire in the future may not maintain effective systems of internal control or we may encounter difficulties integrating our system of internal controls with those of acquired entities. If we are unable to maintain effective internal controls and, as a result, fail to provide reliable financial reports and effectively prevent fraud, our reputation and operating results would be harmed.

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
Our operations and our customers’ operations are subject to a variety of governmental laws and regulations that affect our and our customers’ costs, prohibit or curtail our customers’ operations in certain areas, limit the demand for our products and services or restrict our operations.
Our business and our customers’ businesses may be significantly affected by:

•	federal, state and local U.S. and non-U.S. laws and other regulations relating to oilfield operations, worker safety and protection of the environment;

•	changes in these laws and regulations; and

•	the level of enforcement of these laws and regulations.
In addition, we depend on the demand for our products and services from the oil and natural gas industry. This demand is affected by changing taxes, price controls and other laws and regulations relating to the oil and natural gas industry in general. For example, the adoption of laws and regulations curtailing exploration and development drilling for oil and natural gas for economic or other policy reasons could adversely affect our operations by limiting demand for our products. In addition, some non-U.S. countries adopt regulations or practices that provide an advantage to local oil companies in bidding for oil leases, or require local companies to perform oilfield services currently supplied by international service companies. To the extent that such companies are not our customers, or we are unable to develop relationships with them, our business may suffer. We cannot determine the extent to which our future operations and earnings may be affected by new legislation, new regulations or changes in existing regulations.
Because of our non-U.S. operations and sales, we are also subject to changes in non-U.S. laws and regulations that encourage or require hiring of local contractors or require non-U.S. contractors to employ citizens of, or purchase supplies from, a particular jurisdiction. If we fail to comply with any applicable law or regulation, our business, results of operations or financial condition may be adversely affected.
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
For example, the EPA released the final results of its comprehensive research study on the potential adverse impacts that hydraulic fracturing may have on drinking water resources in December 2016. The EPA concluded that hydraulic fracturing activities can impact drinking water resources under some circumstances, including large volume spills and inadequate mechanical integrity of wells. The EPA has asserted federal authority over hydraulic fracturing using fluids that contain “diesel fuel” under the federal Safe Drinking Water Act (“SDWA”) Underground Injection Control Program and has issued permitting guidance for hydraulic fracturing operations involving the use of diesel fuel in fracturing fluids in those states where the EPA is the permitting authority.  Additionally, the Department of the Interior’s Bureau of Land Management (“BLM”) issued final rules to regulate hydraulic fracturing on federal lands in March 2015.  These rules were struck down by a federal court in Wyoming in June 2016, but reinstated on appeal by the Tenth Circuit in September 2017. While this appeal was pending, BLM proposed a rule making in July 2017 to rescind these rules in their entirety. BLM published a final rule rescinding the 2015 rules on December 29, 2017. Several states filed judicial challenges to the BLM’s proposed rescission; however, these challenges were stayed by a federal court in April 2018 pending the finalization or withdrawal of the BLM’s February 2018 proposal. In September 2018, BLM published a final rule that largely adopted the February 2018 proposal and rescinded several requirements. The September 2018 rule was challenged in the U.S. District Court for the Northern District of California almost immediately after issuance. The challenge is still pending.
In past sessions, Congress has considered, but not passed, the adoption of legislation to provide for federal regulation of hydraulic fracturing under the SDWA and to require disclosure of the chemicals used in the hydraulic fracturing process. Some states have adopted, and other states are considering adopting, legal requirements that could impose more stringent permitting, public disclosure or well construction requirements on hydraulic fracturing activities or impose bans or moratoria on these activities altogether. Local governments also may seek to adopt ordinances within their jurisdictions regulating the time, place and manner of drilling activities in general or hydraulic fracturing activities in particular, in some cases banning hydraulic fracturing entirely. For example, the Colorado state legislature passed a package of hydraulic fracturing regulations in April 2019. Under the new law, the state oil and natural gas agency must review well locations for environmental protection criteria. In addition, the legislation broadened the authority for local governments to further regulate or restrict hydraulic fracturing. In November 2019, the California governor’s office imposed new regulations on hydraulic fracturing, including a moratorium on all new hydraulic fracturing permits pending review by a panel of scientists. In February 2018, the Oklahoma Corporation Commission released a protocol that requires operators to suspend hydraulic fracturing well completion operations in response to certain levels of seismic activity.
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
We have operations in multiple countries that are subject to the jurisdiction of a significant number of taxing authorities. The final determination of our income tax liabilities involves the interpretation of local tax laws, tax treaties and related authorities in each jurisdiction, as well as the significant use of estimates and assumptions. The U.S. Congress and government agencies in non-U.S. jurisdictions where we, and our affiliates, do business have recently focused on issues related to the taxation of multinational corporations. We cannot predict whether any legislation or any regulatory or other administrative guidance could materially adversely affect us.

Our operations are subject to environmental and operational safety laws and regulations that may expose us to significant costs and liabilities.
Our operations are subject to numerous stringent and complex laws and regulations governing the discharge of materials into the environment, health and safety aspects of our operations, or otherwise relating to human health and environmental protection. These laws and regulations may, among other things, regulate the management and disposal of hazardous and nonhazardous wastes; require acquisition of environmental permits related to our operations; restrict the types, quantities, and concentrations of various materials that can be released into the environment; limit or prohibit operational activities in certain ecologically sensitive and other protected areas; regulate specific health and safety criteria addressing worker protection; require compliance with operational and equipment standards; impose testing, reporting and record keeping requirements; and require remedial measures to mitigate pollution from former and ongoing operations. Failure to comply with these laws and regulations or to obtain or comply with permits may result in the assessment of administrative, civil and criminal penalties, imposition of remedial or corrective action requirements and the imposition of injunctions to prohibit certain activities or force future compliance. Certain environmental laws may impose joint and several liability, without regard to fault or legality of conduct, on classes of persons who are considered to be responsible for the release of a hazardous substance into the environment. In addition, these risks may be greater for us because the companies we acquire or have acquired may not have allocated sufficient resources and management focus to environmental compliance, potentially requiring rehabilitative efforts during the integration process or exposing us to liability before such rehabilitation occurs.
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
We are subject to various risks inherent in conducting business operations in locations outside of the U.S. These risks include changes in regional, political or economic conditions, local laws and policies, including taxes, trade protection measures, and unexpected changes in regulatory requirements governing the operations of companies that operate outside of the U.S. In addition, if a dispute arises from international operations, courts outside of the U.S. may have exclusive jurisdiction over the dispute, or we may not be able to subject persons outside of the U.S. to the jurisdiction of U.S. courts.
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
We rely on a large number of agents in non-U.S. countries that have been identified as posing a high risk of corrupt activities and whose local laws and customs differ significantly from those in the U.S. In many countries, particularly in those with developing economies, it is common to engage in business practices that are prohibited by the regulations applicable to us. The U.S. Foreign Corrupt Practices Act and similar anti-corruption laws in other jurisdictions, including the UK Bribery Act 2010, (“anti-corruption laws”) prohibit corporations and individuals from engaging in certain activities to obtain or retain business or to influence a person working in an official capacity. We may be held responsible for violations by our employees, contractors and agents for violations of anti-corruption laws. We may also be held responsible for violations by an acquired company that occur prior to an acquisition, or subsequent to an acquisition but before we are able to institute our compliance procedures. In addition, our non-U.S. competitors that are not subject to the FCPA or similar anti-corruption laws may be able to secure business or other preferential treatment in such countries by means that such laws prohibit with respect to us. The UK Bribery Act 2010 is broader in scope than the FCPA, applies to public and private sector corruption, and contains no facilitating payments exception. A violation of any of these laws, even if prohibited by our policies, could have a material adverse effect on our business. Actual or alleged violations could damage our reputation, be expensive to defend, impair our ability to do business, and cause us to incur civil and criminal fines, penalties and sanctions.
Compliance with regulations relating to export controls, trade sanctions and embargoes administered by the countries in which we operate, including the U.S. Department of the Treasury’s Office of Foreign Assets Control (“OFAC”) and similar regulations in non-U.S. jurisdictions also pose a risk to us. We cannot provide products or services to certain countries, companies or individuals subject to trade sanctions of the U.S. and other countries. Furthermore, the laws and regulations concerning import activity, export record keeping and reporting, export controls and economic sanctions are complex and constantly changing. Any failure to comply with applicable legal and regulatory trading obligations could result in criminal and civil penalties and sanctions, such as fines, imprisonment, debarment from governmental contracts, seizure of shipments and loss of import and export privileges.
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
One of our subsidiaries has been and continues to be named as a defendant in asbestos related product liability actions. The actual amounts expended on asbestos-related claims in any year may be impacted by the number of claims filed, the nature of the allegations asserted in the claims, the jurisdictions in which claims are filed, and the number of settlements. As of December 31, 2019, our subsidiary has a net liability of $0.3 million for the estimated indemnity cost associated with the resolution of its current open claims and future claims anticipated to be filed during the next five years.
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
Our products are used in operations that are subject to potential hazards inherent in the oil and natural gas industry and, as a result, we are exposed to potential liabilities that could affect our financial condition and reputation.
Our products are used in potentially hazardous completion, production and drilling applications in the oil and natural gas industry where an accident or a failure of a product can potentially have catastrophic consequences. Risks inherent to these applications, such as equipment malfunctions; failures; explosions; blowouts or uncontrollable flows of oil, natural gas or well fluids; and natural disasters on land or in deepwater or shallow-water environments, can cause personal injury; loss of life; suspension of operations; damage to formations; damage to facilities; business interruption and damage to or destruction of property, surface water and drinking water resources, equipment and the environment. These risks can be caused or contributed to by failure of, defects in or misuse of our products. In addition, we provide certain services that could cause, contribute to or be implicated in these events. If our products or services fail to meet specifications or are involved in accidents or failures, we could face warranty, contract or other litigation claims, which could expose us to substantial liability for personal injury, wrongful death, property damage, loss of oil and natural gas production, and pollution or other environmental damages. In addition, failure of our products to operate properly or to meet specifications may increase costs by requiring additional engineering resources and services, replacement of parts and equipment or monetary reimbursement to a customer. Our insurance policies may not be adequate to cover all liabilities. Further, insurance may not be generally available in the future or, if available, insurance premiums may make such insurance commercially unjustifiable. Moreover, even if we are successful in defending a claim, it could be time-consuming and costly to defend.
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
Our acquisitions and dispositions may not result in anticipated benefits and may present risks not originally contemplated, which may have a material adverse effect on our business, consolidated results of operations and consolidated financial condition.
We continually seek opportunities to maximize efficiency and value through various transactions, including purchases or sales of assets, businesses, investments, or joint venture interests. These transactions are intended to (but may not) result in the realization of savings, the creation of efficiencies, the offering of new products or services, the generation of cash or income, or the reduction of risk. Acquisition transactions may use cash on hand or be financed by additional borrowings or by the issuance of our common stock. These transactions may also affect our business, consolidated results of operations and consolidated financial condition. These transactions also involve risks, and we cannot ensure that:

•	any acquisitions we attempt will be completed on the terms announced, or at all;

•	any acquisitions would result in an increase in income or provide an adequate return of capital or other anticipated benefits;

•	any acquisitions would be successfully integrated into our operations and internal controls;

•
the due diligence conducted prior to an acquisition would uncover situations that could result in financial or legal exposure, including under the FCPA, or that we will appropriately quantify the exposure from known risks;

•	any disposition would not result in decreased earnings, revenue, or cash flow;

•	use of cash for acquisitions would not adversely affect our cash available for capital expenditures and other uses; or

•	any dispositions, investments, or acquisitions, including integration efforts, would not divert management resources.

Climate change legislation or regulations restricting emissions of greenhouse gases and related divestment and other efforts could increase our operating costs or reduce demand for our products.
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
Efforts have also been made and continue to be made in the international community toward the adoption of international treaties or protocols that would address global climate change issues. In 2015, the U.S. participated in the United Nations Conference on Climate Change, which led to the creation of the Paris Agreement, which requires member countries to review and “represent a progression” in their nationally determined contributions, which set GHG emission reduction goals every five years. In November 2019, the State Department formally informed the United Nations of the U.S.’s withdrawal from the Paris Agreement. Due to the Paris Agreement’s protocol, the withdrawal will be effective in November 2020.
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
In addition to the regulatory efforts described above, there have also been efforts in recent years aimed at the investment community, including investment advisers, sovereign wealth funds, public pension funds, universities and other groups, promoting the divestment of fossil fuel equities as well as to pressure lenders and other financial services companies to limit or curtail activities with companies engaged in the extraction of fossil fuel reserves. If these efforts are successful, our ability to access capital markets may be limited and our stock price may be negatively impacted.
Members of the investment community have recently increased their focus on sustainability practices, including practices related to GHGs and climate change, in the oil and natural gas industry. As a result, we and our customers have come under increasing pressure to improve our sustainability practices. Some of our customers have begun to screen their service providers, including us, for compliance with sustainability metrics. Additionally, members of the investment community have begun to screen companies such as ours for sustainability performance before investing in our stock. If we are unable to establish adequate sustainability practices, we may lose customers, our stock price may be negatively impacted, our reputation may be negatively affected, and it may be more difficult for us to compete effectively. Our efforts to improve our sustainability practices in response to these pressures may increase our costs, and we may be forced to implement technologies that are not economically viable in order to improve our sustainability performance and to perform services for certain customers. Finally, some scientists have concluded that increasing concentrations of greenhouse gases in the Earth’s atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of storms, droughts, and floods and other climatic events.
Adverse weather conditions negatively impact demand for services and operations.
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
As of February 24, 2020, SCF held approximately 17.8 million shares of our common stock, equal to approximately 16% of the outstanding common stock at that date. LESA is the ultimate general partner of SCF and will exert significant influence over us, including over the outcome of most matters requiring a stockholder vote, such as the election of directors, adoption of amendments to our charter and bylaws and approval of transactions involving a change of control. LESA’s interests may differ from our other stockholders, and SCF may vote its common stock in a manner that may adversely affect those stockholders.
SCF is a party to a registration rights agreement with us, which requires us to effect the registration of its shares in certain circumstances. SCF exercised such rights in the past. Sales of substantial amounts of our common stock by SCF, or the perception that such sales could occur, may adversely affect prevailing market prices of our common stock.

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
Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
The following table describes the significant facilities owned or leased by us as of December 31, 2019 for our Drilling & Downhole (“D&D”), Completions (“C”) and Production (“P”) segments:

Country	Location	Number of facilities	Description	Leased or Owned	Segments

Canada	Red Deer	2	Service/Distribution	Leased	C
	Calgary	2	Service/Distribution	Leased	Shared
	Edmonton	2	Service/Distribution	Leased	Shared
	Grande Prairie	1	Service/Distribution	Leased	C
China	Shanghai	1	Distribution	Leased	P
	Suzhou	1	Distribution	Leased	P
Germany	Hamburg	1	Manufacturing	Leased	D&D
Mexico	Monterrey	1	Manufacturing	Leased	D&D
Saudi Arabia	Dammam	1	Manufacturing/Distribution	Owned	Shared
Singapore	Singapore	1	Manufacturing/Service/Distribution	Leased	D&D
UAE	Dubai	1	Service/Distribution	Leased	D&D
	Jebel Ali	1	Service/Distribution	Leased	D&D
United Kingdom	Aberdeen	1	Service	Leased	D&D
	Kirkbymoorside	1	Manufacturing	Owned	D&D
	Findon	1	Manufacturing/Distribution	Leased	D&D
United States	Broussard, LA	3	Manufacturing/Service/Distribution	Owned	Shared
	Brownsville, PA	1	Service/Distribution	Leased	C
	Bryan, TX	1	Manufacturing	Owned	D&D
	Clearfield, PA	1	Manufacturing/Service/Distribution	Owned	P
	Davis, OK	2	Manufacturing/Service	Owned	C
	Dayton, TX	1	Manufacturing	Owned	C
	Elmore City, OK	1	Manufacturing	Owned	P
	Fort Worth, TX	1	Manufacturing/Service	Leased	C
	Guthrie, OK	1	Manufacturing	Leased	P
	Houston, TX	2	Corporate/Manufacturing	Leased	Shared
	Humble, TX	1	Manufacturing	Leased	C
	Liberty, TX	1	Service	Owned	D&D
	Madison, KS	5	Manufacturing	Leased	P
	Midland, TX	2	Service/Distribution	Leased	C
	Missouri City, TX	1	Manufacturing	Leased	D&D
	Odessa, TX	1	Service/Distribution	Leased	C
	Odessa, TX	1	Service/Distribution	Owned	D&D
	Pearland, TX	1	Manufacturing/Distribution	Owned	D&D

Plantersville, TX	1	Manufacturing/Distribution	Owned	D&D
Smock, PA	1	Service	Leased	C
Stafford, TX	2	Manufacturing/Distribution	Leased	Shared
Stafford, TX	1	Manufacturing	Owned	D&D
Tyler, TX	1	Distribution	Leased	D&D
Williston, ND	3	Service/Distribution	Leased	Shared
We believe our facilities are suitable for their present and intended purposes, and are adequate for our current and anticipated level of operations.
We incorporate by reference the information set forth in Item 1 and Item 7 of this Annual Report on Form 10-K and the information set forth in Note 6 Property and Equipment and Note 12 Commitments and Contingencies.
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

Item 4. Mine Safety Disclosures
Not applicable.
Information About Our Executive Officers
The following table indicates the names, ages and positions of the executive officers of Forum as of February 24, 2020:

Name	Age	Position
C. Christopher Gaut	63	President, Chief Executive Officer and Chairman of the Board
Pablo G. Mercado	43	Senior Vice President and Chief Financial Officer
John C. Ivascu	42	Senior Vice President, General Counsel and Secretary
Michael D. Danford	57	Senior Vice President - Human Resources
D. Lyle Williams	50	Senior Vice President - Operations
C. Christopher Gaut. Mr. Gaut was appointed to serve as President and Chief Executive Officer in November 2018 and has served as Chairman of the board of directors since December 2017. Prior to that, from May 2017 to December 2017, he served as Executive Chairman of the Board, and as Chief Executive Officer from May 2016 to May 2017. From August 2010 to May 2016 he served as President, Chief Executive Officer and Chairman of the Board, and as one of our directors since December 2006. He served as a consultant to LESA, the ultimate general partner of SCF, our largest stockholder, from November 2009 to August 2010 and from April 2018 to November 2018. Mr. Gaut served at Halliburton Company, a leading diversified oilfield services company, as President of the Drilling and Evaluation Division and prior to that as Chief Financial Officer, from March 2003 through April 2009. From April 2009 through November 2009, Mr. Gaut was a private investor. Prior to joining Halliburton Company in 2003, Mr. Gaut was a Co-Chief Operating Officer of Ensco International, a provider of offshore contract drilling services. He also served as Ensco’s Chief Financial Officer from 1988 until 2003. Mr. Gaut is currently a member of the board of directors of EOG Resources, an independent crude oil and natural gas company, and previously served as a director of Valaris plc and Key Energy Services Inc., a well services provider. Mr. Gaut holds an A.B. in Engineering Sciences from Dartmouth College and an M.B.A. from The Wharton School at University of Pennsylvania.
Pablo G. Mercado. Mr. Mercado has served as Chief Financial Officer since March 2018. Prior to that, he served as Senior Vice President - Finance from June 2017 to March 2018; Vice President, Operations Finance from August 2015 to June 2017; Vice President, Corporate Strategy and Treasurer from January 2014 to August 2015; Vice President, Corporate Development & Strategy from February 2013 to January 2014; and Vice President, Corporate Development from November 2011 to February 2013. From May 2005 to October 2011, Mr. Mercado was an investment banker in the Oil and Gas Group of Credit Suisse Securities (USA) LLC where he worked with oilfield services companies and other companies in the oil and natural gas industry, most recently as a Director. From 1998 to 2001 and 2003 to May 2005, Mr. Mercado was an investment banker at other firms, primarily working with companies in the oil and natural gas industry. He is currently a member of the board of directors of Comfort Systems USA, Inc., a national heating, ventilation and cooling company. Mr. Mercado holds a B.B.A. from the Cox School of Business and a B.A. in Economics from the Dedman College, both at Southern Methodist University, and an M.B.A. from The University of Chicago Booth School of Business.
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

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock trades on the NYSE under the trading symbol “FET.” As of February 24, 2020, there were approximately 57 shareholders of record of our common stock. In calculating the number of shareholders, we consider clearing agencies and security position listings as one shareholder for each agency or listing.
No dividends were declared or issued during 2019 or 2018, and we do not currently have any plans to pay cash dividends in the future. Our future dividend policy is within the discretion of our board of directors and will depend upon various factors, including our results of operations, financial condition, capital requirements, investment opportunities, and other loan agreements.
Performance Graph
The following graph compares total shareholder return on our common stock with the Standard & Poor’s 500 Stock Index and the Philadelphia Oil Service Sector Index (“OSX”), an index of oil and natural gas related companies that represents an industry composite of our peers. This graph covers the period from December 31, 2014 through December 31, 2019. This comparison assumes the investment of $100 on December 31, 2014 and the reinvestment of all dividends. The shareholder return set forth is not necessarily indicative of future performance.
The performance graph above is furnished and not filed for purposes of Section 18 of the Exchange Act and will not be incorporated by reference into any registration statement filed under the Securities Act of 1933 (the “Securities Act”) unless specifically identified therein as being incorporated therein by reference. The performance graph is not soliciting material subject to Regulation 14A.

Purchase of Equity Securities
Following is a summary of our repurchases of our common stock during the three months ended December 31, 2019.

Period	Total number of shares purchased (a)	Average price paid per share	Total number of shares purchased as part of publicly announced plan or programs (b)	Maximum value of shares that may yet be purchased under the plan or program (in thousands) (b)
October 1, 2019 - October 31, 2019	1,945	$3.42	—	$49,752
November 1, 2019 - November 30, 2019	—	$—	—	$49,752
December 1, 2019 - December 31, 2019	—	$—	—	$49,752
Total	1,945	$3.42	—

a) All of the 1,945 shares purchased during the three months ended December 31, 2019 were acquired from employees in connection with the settlement of income tax and related benefit withholding obligations arising from the vesting of restricted stock grants. These shares were not part of a publicly announced program to purchase common stock.
(b) In October 2014, our board of directors approved a program for the repurchase of outstanding shares of our common stock with an aggregate purchase amount of up to $150.0 million. From the inception of this program through December 31, 2019, we have repurchased approximately 4.5 million shares of our common stock for aggregate consideration of approximately $100.2 million. Remaining authorization under this program is $49.8 million.
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
The selected historical financial data as of December 31, 2019 and 2018, and for the years ended December 31, 2019, 2018 and 2017 are derived from our audited consolidated financial statements and related notes thereto that are included herein. The selected historical data as of December 31, 2017, 2016 and 2015 and for the years ended December 31, 2016 and 2015 have been derived from our audited consolidated financial statements, which are not included in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of our results to be expected in any future period.

	Year ended December 31,
(in thousands, except per share information)	2019	2018	2017	2016	2015
Income Statement Data:
Revenues	$956,533	$1,064,219	$818,620	$587,635	$1,073,652
Total operating expenses	1,492,361	1,461,357	961,215	718,411	1,202,199
Earnings (loss) from equity investment	(318)	140	1,000	1,824	14,824
Operating loss	(536,146)	(396,998)	(141,595)	(128,952)	(113,723)
Total other expense (income)	32,725	(7,244)	(86,316)	9,047	20,600
Loss before income taxes	(568,871)	(389,754)	(55,279)	(137,999)	(134,323)
Income tax expense (benefit)	(1,814)	(15,674)	4,121	(56,051)	(14,939)
Net loss	(567,057)	(374,080)	(59,400)	(81,948)	(119,384)
Less: Income (loss) attributable to noncontrolling interest	—	—	—	30	(31)
Net loss attributable to common stockholders	(567,057)	(374,080)	(59,400)	(81,978)	(119,353)

Weighted average shares outstanding
Basic	110,100	108,771	98,689	91,226	89,908
Diluted	110,100	108,771	98,689	91,226	89,908
Loss per share
Basic	$(5.15)	$(3.44)	$(0.60)	$(0.90)	$(1.33)
Diluted	$(5.15)	$(3.44)	$(0.60)	$(0.90)	$(1.33)

	As of December 31,
(in thousands)	2019	2018	2017	2016	2015
Balance Sheet Data:
Cash and cash equivalents	$57,911	$47,241	$115,216	$234,422	$109,249
Net property, plant and equipment	154,836	177,358	197,281	152,212	186,667
Total assets	1,159,997	1,829,652	2,195,228	1,835,192	1,886,042
Long-term debt	398,862	517,544	506,750	396,747	396,016
Total stockholders’ equity	486,039	1,030,126	1,409,016	1,235,202	1,257,020

	Year ended December 31,
(in thousands)	2019	2018	2017	2016	2015
Other financial data:
Net cash provided by (used in) operating activities	$104,144	$2,407	$(40,033)	$64,742	$155,913
Capital expenditures for property and equipment	(15,102)	(24,043)	(26,709)	(16,828)	(32,291)
Proceeds from the sale of equity investment, business, property and equipment	43,237	9,258	1,971	9,763	1,821
Acquisition of businesses, net of cash acquired	—	(60,622)	(162,189)	(4,072)	(60,836)
Net cash provided by (used in) investing activities	28,135	(75,407)	(187,968)	(11,137)	(91,306)
Net cash provided by (used in) financing activities	(122,191)	6,522	100,563	86,195	(26,937)

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
Overview
We are a global oilfield products company, serving the drilling, downhole, subsea, completions and production sectors of the oil and natural gas industry. We design, manufacture and distribute products and engage in aftermarket services, parts supply and related services that complement our product offering. The Company's products include highly engineered capital equipment as well as products that are consumed in the drilling, well construction, production and transportation of oil and natural gas. Our consumable products are used in drilling, well construction and completions activities, within the supporting infrastructure, and at processing centers and refineries. Our engineered capital products are directed at: drilling rig equipment for new rigs, upgrades and refurbishment projects; subsea construction and development projects; pressure pumping equipment; the placement of production equipment on new producing wells; and downstream capital projects. In 2019, over 80% of our revenue was derived from consumable products and activity-based equipment, while the balance was primarily derived from capital products with a small amount from rental and other services.
We seek to design, manufacture and supply high quality reliable products that create value for our diverse customer base, which includes, among others, oil and natural gas operators, land and offshore drilling contractors, oilfield service companies, subsea construction and service companies, and pipeline and refinery operators.
In the first quarter of 2019, we changed our reporting segments to align them with business activity drivers and the manner in which management reviews and evaluates operating performance. Forum now operates in the following three reporting segments: Drilling & Downhole, Completions and Production, and we believe that this reporting segment structure better aligns with the key phases of the well cycle and provides improved operating efficiencies. Prior to this change, we operated in three business segments: Drilling & Subsea, Completions, and Production & Infrastructure. We moved the Downhole product line from Completions to Drilling & Subsea to form the new Drilling & Downhole segment. Completions retained the Stimulation & Intervention and Coiled Tubing product lines. Finally, we renamed Production & Infrastructure the Production segment. Our historical results of operations have been recast to retrospectively reflect these changes in accordance with generally accepted accounting principles.
A summary of the products and services offered by each segment is as follows:

•
Drilling & Downhole. This segment designs and manufactures products and provides related services to the drilling, well construction, artificial lift and subsea energy construction and services markets as well as other sectors such as alternative energy, defense and communications. The products and related services consist primarily of: (i) capital equipment and a broad line of expendable drilling products consumed in the drilling process; (ii) well construction casing and cementing equipment, protection products for artificial lift equipment and cables, and composite plugs used for zonal isolation in hydraulic fracturing; and (iii) subsea remotely operated vehicles and trenchers, specialty components and tooling, products used in subsea pipeline infrastructure, and complementary subsea technical services.

•
Completions. This segment designs, manufactures and supplies products and provides related services to the coiled tubing, stimulation and intervention markets. The products and related services consist primarily of: (i) capital and consumable products sold to the pressure pumping, hydraulic fracturing and flowback services markets, including hydraulic fracturing pumps, pump consumables, cooling systems and flow iron as well as wireline cable, and pressure control equipment used in the well completion and intervention service markets; and (ii) coiled tubing strings and coiled line pipe and related services.

•
Production. This segment designs, manufactures and supplies products and provides related equipment and services for production and infrastructure markets. The products and related services consist primarily of: (i) engineered process systems, production equipment, as well as specialty separation equipment; and (ii) a wide range of industrial valves focused on serving upstream, midstream, and downstream oil and natural gas customers as well as power and other general industries.
Market Conditions
The level of demand for our products is directly related to the activity levels and the capital and operating budgets of our customers, which in turn are heavily influenced by energy prices and expectations as to future price trends. In addition, the availability of existing capital equipment adequate to serve exploration and production requirements, or lack thereof, drives demand for our capital equipment products.
The probability of changes in energy prices and their extent and duration are difficult to predict. Oil prices fluctuated throughout 2019 and were on average lower compared to 2018.
The volume of rigs drilling for oil and natural gas in North America and the level of hydraulic fracturing and other well completion activities are drivers for our revenue from this region. In the second half of 2019, activity levels significantly slowed in the North America market, which caused a material reduction in demand for many of our products and thus, our revenue. In addition to oil prices, other factors contributed to this slowdown in activity. Publicly traded exploration and production and oilfield services companies are under pressure from investors to reduce capital spending, generate positive free cash flow and return capital to investors. This has led service companies to reduce capital expenditures on new equipment and defer maintenance on existing fleets by utilizing equipment from idle fleets.
Increases in activity in international regions, as well as global offshore and subsea activity, have seen a modest recovery in 2019. As a result, we have seen an increase in international demand for our drilling and subsea capital equipment offerings, especially in the Middle East market. However, revenue levels remain far below the level achieved during the last newbuild cycle due to the oversupply of relatively new or recently upgraded equipment.
Revenue for our Valve Solutions product line is also influenced by energy prices, but to a lesser extent compared to our other product lines, resulting in more stable operating and financial results over the long-term. Demand for valves from the oil and natural gas industry worldwide is driven by planned investments in global refinery and petrochemical projects, as well as the construction of additional pipeline capacity. Our valve distribution customers have also been under pressure to generate positive free cash flow. This has led them to decrease the amount of valves in their inventories, causing a decrease in orders from our valve distribution customers until their inventories reach targeted levels. This was particularly evident in the second half of 2019 when our Valve Solutions product line experienced a material slowdown in bookings and overall customer demand.
The U.S. government has imposed tariffs on imports of selected products, including those sourced from China. In response, China and other countries have imposed retaliatory tariffs on a wide range of U.S. products, including those containing steel and aluminum. These tariffs have caused our cost of raw materials to increase, primarily in our Coiled Tubing and Valve Solutions product lines. In response, we are taking actions to mitigate the impact, including through the pricing of our products, diversification of our supply chain and applying for tariff exemptions for certain products.
The table below shows average crude oil and natural gas prices for West Texas Intermediate crude oil (WTI), United Kingdom Brent crude oil (Brent), and Henry Hub natural gas:

	2019	2018	2017
Average global oil, $/bbl
West Texas Intermediate	$56.98	$65.07	$50.80
United Kingdom Brent	$64.30	$71.11	$54.12

Average North American Natural Gas, $/Mcf
Henry Hub	$2.56	$3.16	$2.99
Average WTI and Brent oil prices were 12% and 10% lower, respectively, for the year ended December 31, 2019 compared to 2018. The spot WTI and Brent oil price closed at $61.14 and $67.77 per barrel, respectively, as of December 31, 2019 versus $45.15 and $50.57, respectively, as of December 31, 2018. Average natural gas prices were 19% lower in 2019 than 2018. Concerns about the coronavirus and its potential impact on the Chinese and global economy are creating uncertainty about the overall demand for hydrocarbons resulting in lower prices for oil and natural gas in early 2020.

The table below shows the average number of active drilling rigs operating by geographic area and drilling for different purposes based on the weekly rig count information published by Baker Hughes Company.

	2019	2018	2017
Active Rigs by Location
United States	943	1,032	877
Canada	134	191	206
International	1,098	989	948
Global Active Rigs	2,175	2,212	2,031

Land vs. Offshore Rigs
Land	1,903	1,987	1,812
Offshore	272	225	219
Global Active Rigs	2,175	2,212	2,031

U.S. Commodity Target, Land
Oil/Gas	773	841	704
Gas	169	190	172
Unclassified	1	1	1
Total U.S. Land Rigs	943	1,032	877

U.S. Well Path, Land
Horizontal	826	900	737
Vertical	54	63	70
Directional	63	69	70
Total U.S. Active Land Rigs	943	1,032	877
A substantial portion of our revenue is impacted by the level of rig activity and the number of wells completed. The average U.S. and Canadian rig counts in 2019 decreased 9% and 30%, respectively, as compared to 2018, while the international rig count increased 11% compared to 2018. The average U.S. and Canadian rig counts decreased significantly in the second half of 2019. As of December 31, 2019, the number of working rigs in the U.S. decreased to 805 active rigs, from 1,083 active rigs as of December 31, 2018.
The table below shows the amount of total inbound orders by segment for the years ended December 31, 2019, 2018 and 2017:

(in millions of dollars)	2019	2018	2017
Orders:
Drilling & Downhole	$314.2	$371.7	$299.3
Completions	273.8	373.8	212.3
Production	275.4	370.8	358.3
Total Orders	$863.4	$1,116.3	$869.9
Acquisitions and Dispositions
On December 4, 2019, we sold certain assets of our Cooper Alloy brand of valve products for total consideration of $4.0 million and recognized a gain on disposition totaling $2.3 million.
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
On January 3, 2018, we contributed our subsea rentals business to Ashtead to create an independent provider of subsea survey and equipment rental services. In exchange, we received a 40% interest in the combined business, a cash payment of £2.7 million British Pounds and a note receivable from Ashtead of £3.0 million British Pounds. Following this transaction, our 40% interest in Ashtead was accounted for as an equity method investment and reported as Investment in unconsolidated subsidiary in our consolidated balance sheets. On September 3, 2019, we sold our aggregate 40% interest in Ashtead to the majority owners of Ashtead. Total consideration for Forum’s 40% interest and the settlement of the £3.0 million British Pounds note receivable from Ashtead was $47.7 million. Forum received $39.3 million in cash proceeds and a new £6.9 million British Pounds note receivable with a three year maturity.
There are factors related to the businesses we have acquired and disposed that may result in lower or higher net profit margins on a go-forward basis, primarily the federal income tax status of the legal entity and the level of depreciation and amortization charges arising out of the accounting for the purchase.
For additional information regarding our acquisitions and dispositions, refer to Note 4 Acquisitions & Dispositions.
Factors affecting the comparability of our future results of operations to our historical results of operations
Our future results of operations may not be comparable to our historical results of operations for the periods presented, primarily for the following reasons:

•
Since our initial public offering in 2012, we have grown our business both organically and through strategic acquisitions. We expanded and diversified our product portfolio and business lines with the acquisition of two businesses in 2018. The historical financial data for periods prior to the acquisitions does not include the results of any of the acquired companies for the periods presented. In addition, we completed two strategic dispositions in 2019. The historical financial data for periods prior to these dispositions include the results attributable to the disposed assets for the periods presented. As such, historical financial results may not provide an accurate indication of our future results.

•
As we integrate acquired companies and further implement internal controls, processes and infrastructure to operate in compliance with the regulatory requirements applicable to companies with publicly traded shares, it is likely that we will incur incremental selling, general and administrative expenses relative to historical periods.

Our future results will depend on our ability to efficiently manage our combined operations and execute our business strategy.

Results of operations
Year ended December 31, 2019 compared with year ended December 31, 2018

	Year ended December 31,		Change
(in thousands of dollars, except per share information)	2019	2018	$	%
Revenue:
Drilling & Downhole	$334,829	$334,019	$810	0.2%
Completions	305,089	373,107	(68,018)	(18.2)%
Production	320,996	361,407	(40,411)	(11.2)%
Eliminations	(4,381)	(4,314)	(67)	*
Total revenue	$956,533	$1,064,219	(107,686)	(10.1)%
Cost of sales:
Drilling & Downhole	$240,175	$256,208	$(16,033)	(6.3)%
Completions	226,713	272,280	(45,567)	(16.7)%
Production	249,174	283,673	(34,499)	(12.2)%
Eliminations	(4,381)	(4,314)	(67)	*
Total cost of sales	$711,681	$807,847	$(96,166)	(11.9)%
Gross profit:
Drilling & Downhole	$94,654	$77,811	$16,843	21.6%
Completions	78,376	100,827	(22,451)	(22.3)%
Production	71,822	77,734	(5,912)	(7.6)%
Total gross profit	$244,852	$256,372	$(11,520)	(4.5)%
Selling, general and administrative expenses:
Drilling & Downhole	$86,993	$111,286	$(24,293)	(21.8)%
Completions	71,795	68,903	2,892	4.2%
Production	64,020	71,712	(7,692)	(10.7)%
Corporate	28,928	35,079	(6,151)	(17.5)%
Total selling, general and administrative expenses	$251,736	$286,980	$(35,244)	(12.3)%
Segment operating income (loss):
Drilling & Downhole	$7,343	$(33,335)	$40,678	122.0%
Operating margin %	2.2%	(10.0)%
Completions	6,581	31,924	(25,343)	(79.4)%
Operating margin %	2.2%	8.6%
Production	7,802	6,022	1,780	29.6%
Operating margin %	2.4%	1.7%
Corporate	(28,928)	(35,079)	6,151	17.5%
Total segment operating loss	$(7,202)	$(30,468)	$23,266	76.4%
Operating margin %	(0.8)%	(2.9)%
Transaction expenses	1,159	3,446	(2,287)	*
Impairments of goodwill, intangible assets, property and equipment	532,336	363,522	168,814	*
Contingent consideration benefit	(4,629)	—	(4,629)	*
Loss (gain) on disposal of assets and other	78	(438)	516	*
Operating loss	(536,146)	(396,998)	(139,148)	(35.1)%
Interest expense	31,618	32,532	(914)	(2.8)%
Foreign exchange losses (gains) and other, net	5,022	(6,270)	11,292	*
Gain on contribution of subsea rentals business	—	(33,506)	33,506	*
Gain on disposition of business	(2,348)	—	(2,348)	*
Gain realized on previously held equity investment	(1,567)	—	(1,567)	*
Total other (income) expense, net	32,725	(7,244)	39,969	*
Loss before income taxes	(568,871)	(389,754)	(179,117)	(46.0)%
Income tax benefit	(1,814)	(15,674)	13,860	*
Net loss	(567,057)	(374,080)	(192,977)	(51.6)%

Weighted average shares outstanding
Basic	110,100	108,771
Diluted	110,100	108,771
Loss per share
Basic	$(5.15)	$(3.44)
Diluted	$(5.15)	$(3.44)
* not meaningful

Revenue
Our revenue for the year ended December 31, 2019 was $956.5 million, a decrease of $107.7 million, or 10.1%, compared to the year ended December 31, 2018. In general, the decrease in revenue is due to lower drilling and completions activity in the North America market resulting from lower oil and natural gas prices compared to the previous year resulting in lower spending by exploration and production companies. For the year ended December 31, 2019, our Drilling & Downhole segment, Completions segment, and Production segment comprised 35.0%, 31.4% and 33.6% of our total revenue, respectively, compared to 31.4%, 34.6% and 34.0%, respectively, for the year ended December 31, 2018. The changes in revenue by operating segment consisted of the following:
Drilling & Downhole segment — Revenue was $334.8 million for the year ended December 31, 2019, an increase of $0.8 million, or 0.2%, compared to the year ended December 31, 2018. This increase was driven by a $10.3 million increase in revenue for our Subsea product line, primarily due to higher sales of non-oil and natural gas capital equipment and an $11.1 million increase in revenue for our Downhole product line due to continued sales volume growth for our artificial lift products, including the revenue contribution from ESPCT which was acquired in the third quarter of 2018. These increases were mostly offset by a $20.6 million decrease in revenue for our Drilling product line on lower sales volumes of consumable products due to lower U.S. rig activity.
Completions segment — Revenue was $305.1 million for the year ended December 31, 2019, a decrease of $68.0 million, or 18.2%, compared to the year ended December 31, 2018. This decrease includes a $66.7 million decrease in revenue for our Stimulation and Intervention product line attributable to lower capital spending by our pressure pumping service customers, partially offset by a full year of revenue contribution from GHT, which was acquired in the fourth quarter of 2018. The remaining decline was driven by a $1.3 million decrease in sales volumes for our Coiled Tubing product line primarily attributable to lower U.S. completions activity, partially offset by higher sales into international markets.
Production segment — Revenue was $321.0 million for the year ended December 31, 2019, a decrease of $40.4 million, or 11.2%, compared to the year ended December 31, 2018. This decrease was primarily driven by a $21.9 million decline in sales volumes of our valve products, particularly sales into the North America midstream oil and natural gas market. Revenue for our Production Equipment product line decreased by $18.5 million as a result of lower sales volumes of our surface production equipment due to a decline in well completions activity and lower project activity with our downstream customers for our process oil treatment equipment.
Segment operating loss and segment operating margin percentage
Segment operating loss for the year ended December 31, 2019 improved $23.3 million to a loss of $7.2 million from a loss of $30.5 million for the year ended December 31, 2018. The operating margin percentage improved to (0.8)% for the year ended December 31, 2019 from (2.9)% for the year ended December 31, 2018. The segment operating margin percentage is calculated by dividing segment operating income (loss) by revenue for the period. The change in operating margin percentage for each segment is explained as follows:
Drilling & Downhole segment — The operating margin percentage for this segment was 2.2% for the year ended December 31, 2019 compared to (10.0)% for the year ended December 31, 2018. The improvement in operating margins is attributable to increased operating leverage on higher revenues for our Downhole and Subsea product lines. In addition, operating margins improved from a reduction in selling, general and administrative expenses including lower employee related costs as a result of cost reduction actions, an $8.3 million reduction in amortization expense following intangible asset impairments recognized in the fourth quarter of 2018 and a $9.1 million reduction in inventory write downs in 2019 compared to 2018.
Completions segment — The operating margin percentage declined to 2.2% for the year ended December 31, 2019 compared to 8.6% for the year ended December 31, 2018. This decline is due to decreased operating leverage on lower sales volumes of our well stimulation products and incremental selling, general and administrative expenses following the fourth quarter 2018 acquisition of GHT. These declines were partially offset by a $9.5 million reduction in inventory write downs recognized in 2019 compared to 2018.
Production segment — The operating margin percentage was 2.4% for the year ended December 31, 2019 compared to 1.7% for the year ended December 31, 2018. Segment operating margins improved due to a $7.6 million reduction in inventory write downs in 2019 compared to 2018 and lower selling, general and administrative expenses, primarily lower employee related costs as a result of cost reduction actions. These cost reductions were mostly offset by decreased operating leverage on lower sales volumes of our valves products and incremental cost from steel tariffs.
Corporate — Selling, general and administrative expenses for Corporate decreased $6.2 million, or 17.5%, for the year ended December 31, 2019 compared to the year ended December 31, 2018. This decrease was primarily attributable to a $3.8 million reduction in severance costs in 2019 compared to 2018 as well as lower employee payroll costs, professional fees and facilities costs as a result of cost reduction actions. Corporate costs include, among other items, payroll related costs for management, administration, finance, legal, and human resources personnel; professional fees for legal, accounting and related services; and marketing costs.
Other items not included in segment operating loss
Several items are not included in segment operating loss, but are included in the total operating loss. These items include transaction expenses, impairments of goodwill, intangible assets, property and equipment, contingent consideration benefit and losses (gains) on the disposal of assets and other. Transaction expenses relate to legal and other advisory costs incurred in acquiring or disposing of businesses and are not considered to be part of segment operating loss. These costs were $1.2 million and $3.4 million for the years ended December 31, 2019 and 2018, respectively.
For the years ended December 31, 2019 and 2018, we recognized material impairments of goodwill, intangible assets, property and equipment primarily as a result of substantial declines in the quoted market prices of our common stock and significant declines in drilling and completions activity. In 2019, we recognized goodwill impairments totaling $471.0 million, intangible asset impairments totaling $53.5 million and property and equipment impairments totaling $7.9 million. In 2018, we recognized goodwill impairments totaling $298.8 million and intangible impairments totaling $64.7 million. See Note 7 Goodwill and Intangible Assets and Note 6 Property and Equipment for further information related to these charges.
The contingent consideration benefit relates to a gain of $4.6 million recognized in the first quarter of 2019 due to reducing the estimated fair value of the contingent cash liability associated with the acquisition of GHT. See Note 4 Acquisitions & Dispositions for additional information.
Other income and expense
Other income and expense includes interest expense, foreign exchange losses (gains) and other, net, gains on the disposition of businesses and a gain realized on our previously held equity investment.
We incurred $31.6 million of interest expense during the year ended December 31, 2019, a decrease of $0.9 million compared to the year ended December 31, 2018 due to a lower average outstanding balance on our Credit Facility.
The foreign exchange losses (gains) are primarily the result of movements in the British pound, the Euro, and Canadian Dollars relative to the U.S. dollar. These movements in exchange rates create foreign exchange gains or losses when applied to monetary assets or liabilities denominated in currencies other than the location’s functional currency, primarily U.S. dollar denominated cash, trade account receivables and net intercompany receivable balances for our entities using a functional currency other than the U.S. dollar. The foreign exchange loss was $5.0 million for the year ended December 31, 2019 compared to a gain of $6.3 million for the year ended December 31, 2018.
In the first quarter of 2018, we recognized a gain of $33.5 million as a result of the deconsolidation of our Forum Subsea Rentals business which was contributed to Ashtead in exchange for an aggregate 40% interest in the combined business. In the third quarter of 2019, we sold our aggregate 40% interest in Ashtead and recognized a gain of $1.6 million as a result of this transaction. In the fourth quarter of 2019, we sold certain assets of our Cooper Alloy brand of valve products and recognized a gain on disposition totaling $2.3 million. See Note 4 Acquisitions & Dispositions for further information related to these transactions.
Taxes
The effective tax rate, calculated by dividing total tax benefit by loss before income taxes, was (0.3)% and (4.0)% for the years ended December 31, 2019 and 2018 respectively. The tax rate for 2019 is different than 2018 primarily due to higher goodwill impairments, increases in our valuation allowance related to our deferred tax assets and a non-recurring benefit of the tax effects of tax reform recorded in 2018. We recorded a tax benefit of $1.8 million for the year ended December 31, 2019, compared to a tax benefit of $15.7 million for the year ended December 31, 2018. Items impacting the effective tax rate for the year ended December 31, 2019 include an increase in our valuation allowance of $98.9 million to write down our deferred tax assets in the U.S., U.K., Germany, Singapore and Saudi Arabia primarily due to operating losses incurred where the recording of a tax benefit is not available and $27.2 million of tax expense related to the impairment of non-tax deductible goodwill. Items impacting the effective tax rate for the year ended December 31, 2018 include $46.1 million of tax expense associated with the impairment of non-tax deductible goodwill for our Drilling and Downhole reporting units, $50.0 million of tax expense for a partial valuation allowance in the U.S. and full valuation allowances in the U.K., Germany and Singapore, and $15.6 million of tax benefit from adjusting the provisional impact of U.S. tax reform. See Note 10 Income Taxes for additional information on the impact of U.S. Tax Reform.

Year ended December 31, 2018 compared to year ended December 31, 2017

	Year ended December 31,		Change
	2018	2017	$	%
(in thousands of dollars, except per share information)
Revenue:
Drilling & Downhole	$334,019	$310,523	$23,496	7.6%
Completions	373,107	184,182	188,925	102.6%
Production	361,407	327,287	34,120	10.4%
Eliminations	(4,314)	(3,372)	(942)	*
Total revenue	$1,064,219	$818,620	245,599	30.0%
Cost of sales:
Drilling & Downhole	$256,208	$241,263	$14,945	6.2%
Completions	272,280	140,118	132,162	94.3%
Production	283,673	251,823	31,850	12.6%
Eliminations	(4,314)	(3,372)	(942)	*
Total cost of sales	$807,847	$629,832	$178,015	28.3%
Gross profit:
Drilling & Downhole	$77,811	$69,260	$8,551	12.3%
Completions	100,827	44,064	56,763	128.8%
Production	77,734	75,464	2,270	3.0%
Total gross profit	$256,372	$188,788	$67,584	35.8%
Selling, general and administrative expenses:
Drilling & Downhole	$111,286	$116,366	$(5,080)	(4.4)%
Completions	68,903	36,267	32,636	90.0%
Production	71,712	67,653	4,059	6.0%
Corporate	35,079	33,427	1,652	4.9%
Total selling, general and administrative expenses	$286,980	$253,713	$33,267	13.1%
Segment operating income (loss):
Drilling & Downhole	$(33,335)	$(47,106)	$13,771	29.2%
Operating income margin %	(10.0)%	(15.2)%
Completions	31,924	8,797	23,127	262.9%
Operating income margin %	8.6%	4.8%
Production	6,022	7,811	(1,789)	(22.9)%
Operating income margin %	1.7%	2.4%
Corporate	(35,079)	(33,427)	(1,652)	(4.9)%
Total segment operating loss	$(30,468)	$(63,925)	$33,457	52.3%
Operating income margin %	(2.9)%	(7.8)%
Impairments of goodwill and intangible assets	363,522	69,062	294,460	*
Transaction expenses	3,446	6,511	(3,065)	*
Loss (gain) on disposal of assets and other	(438)	2,097	(2,535)	*
Operating loss	(396,998)	(141,595)	(255,403)	(180.4)%
Interest expense	32,532	26,808	5,724	21.4%
Foreign exchange losses (gains) and other, net	(6,270)	7,268	(13,538)	*
Gain on contribution of subsea rentals business	(33,506)	—	(33,506)	*
Gain realized on previously held equity investment	—	(120,392)	120,392	*
Total other income	(7,244)	(86,316)	79,072	*
Loss before income taxes	(389,754)	(55,279)	(334,475)	(605.1)%
Income tax expense (benefit)	(15,674)	4,121	(19,795)	*
Net loss	$(374,080)	$(59,400)	$(314,680)	(529.8)%

Weighted average shares outstanding
Basic	108,771	98,689
Diluted	108,771	98,689
Loss per share
Basic	$(3.44)	$(0.60)
Diluted	$(3.44)	$(0.60)
* not meaningful

Revenue
Our revenue for the year ended December 31, 2018 was $1,064.2 million, an increase of $245.6 million, or 30.0%, compared to the year ended December 31, 2017. In general, the increase in revenue is due to higher market activity resulting from higher oil prices. For the year ended December 31, 2018, our Drilling & Downhole segment, Completions segment, and Production segment comprise 31.4%, 34.6% and 34.0% of our total revenue, respectively, compared to 37.9%, 22.1% and 40.0%, respectively, for the year ended December 31, 2017. The changes in revenue by operating segment consisted of the following:
Drilling & Downhole segment — Revenue was $334.0 million for the year ended December 31, 2018, an increase of $23.5 million, or 7.6%, compared to the year ended December 31, 2017. Revenue from sales of our Downhole products increased $29.0 million, primarily due to incremental revenue from Multilift and ESPCT which were acquired in the second quarter of 2017 and third quarter of 2018, respectively. Refer to Note 4 Acquisitions & Dispositions for additional information. Revenue from sales of our drilling products increased $9.4 million , primarily due to higher sales of capital equipment to international markets in 2018. These increases were partially offset by a $14.9 million decline in revenue for our subsea product line primarily due to the contribution of our subsea rentals business to Ashtead in exchange for a 40% interest in the combined business.
Completions segment — Revenue was $373.1 million for the year ended December 31, 2018, an increase of $188.9 million, or 102.6%, compared to the year ended December 31, 2017. This change includes a $108.8 million increase in revenue from Global Tubing which was acquired and fully consolidated in our financial statements beginning in the fourth quarter of 2017. The remaining increase was driven by an $80.1 million increase in sales of our well stimulation and intervention products due to higher sales volumes of pressure pumping products attributable to higher completions spending by exploration and production companies in the U.S. market and revenue contributed by the acquisition of GHT in the fourth quarter of 2018.
Production segment — Revenue was $361.4 million for the year ended December 31, 2018, an increase of $34.1 million, or 10.4%, compared to the year ended December 31, 2017. The increase in oil and natural gas operators budgets and resulting infrastructure spending have led to increased sales of our valve products and surface production equipment. Approximately $17.3 million of the increase is due to higher sales volumes of valve products, particularly sales into the North America oil and natural gas market. The remaining $16.8 million increase is attributable to higher sales volumes of our activity-based surface production equipment to exploration and production operators.
Segment operating income (loss) and segment operating margin percentage
Segment operating loss for the year ended December 31, 2018 improved $33.5 million, to a loss of $30.5 million from a loss of $63.9 million for the year ended December 31, 2017. The operating margin percentage improved to (2.9)% for the year ended December 31, 2018 from (7.8)% for the year ended December 31, 2017. The segment operating margin percentage is calculated by dividing segment operating income (loss) by revenue for the period. The change in operating margin percentage for each segment is explained as follows:
Drilling & Downhole segment — The operating margin percentage was (10.0)% for the year ended December 31, 2018 compared to (15.2)% for the year ended December 31, 2017. The improvement in operating margin percentage is due to a more favorable sales mix and a decrease in employee related costs resulting from cost reduction actions. This improvement was partially offset by an increase in restructuring charges and inventory write downs totaling approximately $18.5 million and $12.9 million for the years ended December 31, 2018 and 2017, respectively.
Completions segment — The operating margin percentage improved to 8.6% for the year ended December 31, 2018 from 4.8% for the year ended December 31, 2017. The improvement in operating margin percentage is due to increased operating leverage on higher volumes, especially on higher sales of our well stimulation and intervention products as discussed above. In addition, operating margin was positively impacted by the late 2017 acquisition of the remaining ownership interest of Global Tubing, which was previously reported as an equity method investment for the first nine months of 2017 and was fully consolidated in our financial statements beginning in the fourth quarter of 2017. The improvement in operating margins was partially offset by $12.5 million of charges to write-down inventory for the year ended December 31, 2018.
Production segment — The operating margin percentage was 1.7% for the year ended December 31, 2018 compared to 2.4% for the year ended December 31, 2017. The slight decline in operating margin percentage was driven by $9.9 million of charges to write-down inventory for the year ended December 31, 2018 compared to $4.3 million for the year ended December 31, 2017.
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
Other items not included in segment operating loss
Several items are not included in segment operating loss, but are included in total operating loss. These items include goodwill and intangible asset impairments, transaction expenses, and loss (gain) on the disposal of assets. Transaction expenses relate to legal and other advisory costs incurred in acquiring and disposing of businesses and are not considered to be part of segment operating loss. These costs were $3.4 million and $6.5 million for the years ended December 31, 2018 and 2017, respectively, with these costs primarily related to the acquisitions of GHT and ESPCT in 2018 and Global Tubing and Multilift in 2017.
For the years ended December 31, 2018 and 2017, we recognized material impairments of goodwill and intangible assets primarily as a result of substantial declines in the quoted market prices of our common stock and significant declines in drilling and completions activity. In 2018, we recognized goodwill impairments totaling $298.8 million and intangible impairments totaling $64.7 million. In 2017, we recognized goodwill impairments totaling $68.0 million and intangible impairments totaling $1.1 million. See Note 7 Goodwill and Intangible Assets for further information related to these charges.
Other income and expense
Other income and expense includes interest expense, foreign exchange losses (gains), a gain recognized on the contribution of our subsea rentals business and a gain realized on the previously held equity investment in Global Tubing. We incurred $32.5 million of interest expense during the year ended December 31, 2018, an increase of $5.7 million compared to the year ended December 31, 2017 primarily due to an increase in average outstanding borrowings under our Credit Facility.
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
In 2018, we recognized a gain of $33.5 million as a result of the deconsolidation of our Forum Subsea Rentals business. In 2017, we recognized a gain of $120.4 million on the previously held equity investment in Global Tubing upon acquiring the remaining interest in the fourth quarter of 2017. Refer to Note 4 Acquisitions & Dispositions for additional information
Taxes
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
At December 31, 2019, we had cash and cash equivalents of $57.9 million, availability under our Credit Facility of $229.1 million and total debt of $399.6 million. Capital expenditures for 2019 totaled $15.1 million and consist of, among other items, investments in certain manufacturing facilities, replacing end of life machinery and equipment, and continuing the implementation of our enterprise resource planning solution globally. We believe that cash on hand, cash generated from operations and availability under our Credit Facility will be sufficient to fund operations, working capital needs, and capital expenditure requirements for the foreseeable future.
In 2018 we expanded and diversified our product portfolio with the acquisition of two businesses for total consideration of $65.3 million. In 2019, we sold our aggregate 40% interest in Ashtead and we sold certain assets of our Cooper Alloy brand of valve products for total consideration of $51.7 million. We did not complete any acquisitions in 2019. For additional information, see Note 4 Acquisitions & Dispositions. We may pursue acquisitions in the future, which may be funded with cash and/or equity. Our ability to make significant additional acquisitions for cash may require us to pursue additional equity or debt financing, which we may not be able to obtain on terms acceptable to us or at all.
Our cash flows for the years ended December 31, 2019, 2018 and 2017 are presented below (in thousands):

	Year ended December 31,
	2019	2018	2017
Net cash provided by (used in) operating activities	$104,144	$2,407	$(40,033)
Net cash provided by (used in) investing activities	28,135	(75,407)	(187,968)
Net cash provided by (used in) financing activities	(122,191)	6,522	100,563
Effect of exchange rate changes on cash	582	(1,497)	8,232
Net increase (decrease) in cash, cash equivalents and restricted cash	$10,670	$(67,975)	$(119,206)
Net cash provided by (used in) operating activities
2019 vs. 2018. Net cash provided by operating activities was $104.1 million for the year ended December 31, 2019 compared to $2.4 million for the year ended December 31, 2018. This improvement is primarily attributable to changes in working capital which provided cash of $63.5 million for the year ended December 31, 2019 compared to a $75.3 million use of cash in 2018.
2018 vs. 2017. Net cash provided by operating activities was $2.4 million for the year ended December 31, 2018 compared to $40.0 million of net cash used in operating activities for the year ended December 31, 2017. Due to improved operating results, net income adjusted for non-cash items provided $77.7 million of cash for the year ended December 31, 2018 as compared to $1.7 million of cash used for the same period in 2017. However, higher investments in working capital used $75.3 million of cash for the year ended December 31, 2018 compared to $38.4 million for the same period in 2017. The increase in working capital in 2018 was primarily due to increases in inventory.
Our operating cash flows are sensitive to a number of variables, the most significant of which is the level of drilling and production activity for oil and natural gas reserves. These activity levels are in turn impacted by the volatility of oil and natural gas prices, regional and worldwide economic activity, weather, infrastructure capacity to reach markets and other various factors. These factors are beyond our control and are difficult to predict.

Net cash provided by (used in) investing activities
2019 vs. 2018. Net cash provided by investing activities was $28.1 million for the year ended December 31, 2019 compared to $75.4 million of net cash used in investing activities for the year ended December 31, 2018. Net cash provided by investing activities for the year ended December 31, 2019 includes $43.2 million in cash proceeds from the sale of equity investment, business, property and equipment partially offset by $15.1 million of capital expenditures for property and equipment. In comparison, net cash used in investing activities for the year ended December 31, 2018 included $60.6 million for the acquisition of two businesses and $24.0 million of capital expenditures for property and equipment, partially offset by $9.3 million of proceeds from the sale of businesses, property and equipment.
2018 vs. 2017. Net cash used in investing activities was $75.4 million and $188.0 million for the years ended December 31, 2018 and 2017, respectively. The decrease was primarily due to $60.6 million of cash consideration (net of cash acquired) paid for two acquisitions in 2018 compared $162.2 million paid for three acquisitions in 2017. Capital expenditures were $24.0 million and $26.7 million for the years ended December 31, 2018 and 2017, respectively.
Net cash provided by (used in) financing activities
2019 vs. 2018. Net cash used in financing activities was $122.2 million for the year ended December 31, 2019 compared to $6.5 million of net cash provided by financing activities for the year ended December 31, 2018. This change is primarily related to net repayments of debt totaling $119.9 million in 2019.
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
We may redeem the Senior Notes at a redemption price of 100.0% of their principal amount plus accrued interest. For additional information, refer to Note 8 Debt.
Credit Facility
Our Credit Facility provides revolving credit commitments of $300.0 million, including up to $30.0 million available to certain Canadian subsidiaries of the Company for loans in United States or Canadian dollars, $45.0 million available for letters of credit issued for the account of the Company and certain of its domestic subsidiaries and $3.0 million available for letters of credit issued for the account of Canadian subsidiaries of the Company. Lender commitments under the Credit Facility, subject to certain limitations, may be increased by an additional $100.0 million. The Credit Facility matures in July 2021, but if our outstanding Senior Notes due October 2021 are refinanced or replaced with indebtedness maturing in or after February 2023, the final maturity of the Credit Facility will automatically extend to October 2022.
Availability under the Credit Facility is subject to a borrowing base calculated by reference to eligible accounts receivable in the United States, Canada and certain other jurisdictions (subject to a cap) and eligible inventory in the United States and Canada. Our borrowing capacity under the Credit Facility could be reduced or eliminated, depending on future fluctuations in our receivables and inventory. As of December 31, 2019, our total borrowing base was $253.0 million, of which zero was drawn and $23.9 million was used for security of outstanding letters of credit, resulting in remaining availability of $229.1 million.
If excess availability under the Credit Facility falls below the greater of 10.0% of the borrowing base and $20.0 million, we will be required to maintain a fixed charge coverage ratio of at least 1.00:1.00 as of the end of each fiscal quarter until excess availability under the Credit Facility exceeds such thresholds for at least 60 consecutive days. For additional information, refer to Note 8 Debt.
Off-balance sheet arrangements
As of December 31, 2019, we had no off-balance sheet instruments or financial arrangements, other than letters of credit entered into in the ordinary course of business. Operating leases were excluded from our balance sheet as of December 31, 2018, but are included in the balance sheet as of December 31, 2019 following the January 1, 2019 adoption of ASC 842. For additional information, refer to Note 2 Summary of Significant Accounting Policies and Note 9 Leases.
Contractual obligations
The following table summarizes our significant contractual obligations and other long- term liabilities as of December 31, 2019 (in thousands):

	2020	2021	2022	2023	2024	Thereafter	Total
Senior Notes due 2021 (1)	$25,000	$418,750	$—	$—	$—	$—	$443,750
Credit Facility (2)	—	—	—	—	—	—	—
Leases	17,679	14,870	11,329	7,593	6,363	25,507	83,341
Letters of Credit	20,913	1,480	2,125	—	—	—	24,518
Pension	315	316	342	325	362	7,837	9,497
Total	$63,907	$435,416	$13,796	$7,918	$6,725	$33,344	$561,106
(1) Includes interest on $400 million of senior notes at 6.25% that are due in October 2021.
(2) No outstanding balance under the Credit Facility as of December 31, 2019.

As discussed in Note 10 Income Taxes, as of December 31, 2019 the Company has approximately $14.6 million of liabilities associated with uncertain tax positions in the various jurisdictions in which the Company conducts business.  Due to the uncertain and complex application of the tax regulations, combined with the difficulty in predicting when tax audits throughout the world may be concluded, the Company cannot make precise estimates of the timing of cash outflows relating to these liabilities. Accordingly, liabilities associated with uncertain tax positions have been excluded from the contractual obligations table above.
Inflation
Global inflation has been relatively low in recent years and did not have a material impact on our results of operations during 2019, 2018 or 2017. Although the impact of inflation has been insignificant in recent years, it is still a factor in the global economy and we do experience inflationary pressure on the cost of raw materials and components used in our products.

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
Revenue recognition
Revenue is recognized in accordance with Accounting Standards Codification Topic 606 (“ASC 606”), when control of the promised goods or services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services.
Contract Identification. We account for a contract when it is approved, both parties are committed, the rights of the parties are identified, payment terms are defined, the contract has commercial substance and collection of consideration is probable.
Performance Obligations. A performance obligation is a promise in a contract to transfer a distinct good or service to the customer under ASC 606. The majority of our contracts with customers contain a single performance obligation to provide agreed-upon products or services. For contracts with multiple performance obligations, we allocate revenue to each performance obligation based on its relative standalone selling price. In accordance with ASC 606, we do not assess whether promised goods or services are performance obligations if they are immaterial in the context of the contract with the customer. We have elected to apply the practical expedient to account for shipping and handling costs associated with outbound freight after control of a product has transferred to a customer as a fulfillment cost which is included in Cost of Sales. Furthermore, since our customer payment terms are short-term in nature, we have also elected to apply the practical expedient which allows an entity to not adjust for the effects of a significant financing component if it expects that the customer’s payment period will be less than one year in duration.
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
Revenue from goods transferred to customers at a point in time accounted for 96% of revenues for the year ended December 31, 2019. The majority of this revenue is product sales, which are generally recognized when items are shipped from our facilities and title passes to the customer. The amount of revenue recognized for products is adjusted for expected returns, which are estimated based on historical data.
Revenue from goods transferred to customers over time accounted for 4% of revenues for the year ended December 31, 2019, which is related to certain contracts in our Subsea and Production Equipment product lines. Recognition over time for these contracts is supported by our assessment of the products supplied as having no alternative use to us and by clauses in the contracts that provide us with an enforceable right to payment for performance completed to date. We use the cost-to-cost method to measure progress for these contracts because it best depicts the transfer of assets to the customer which occurs as costs are incurred on the contract. The amount of revenue recognized is calculated based on the ratio of costs incurred to-date compared to total estimated costs which requires management to calculate reasonably dependable estimates of total contract costs. Whenever revisions of estimated contract costs and contract values indicate that the contract costs will exceed estimated revenues, thus creating a loss, a provision for the total estimated loss is recorded in that period. We recognize revenue and cost of sales each period based upon the advancement of the work-in-progress unless the stage of completion is insufficient to enable a reasonably certain forecast of profit to be established. In such cases, no profit is recognized during the period.
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
Contracts are sometimes modified to account for changes in product specifications or requirements. Most of our contract modifications are for goods and services that are not distinct from the existing contract. As such, these modifications are accounted for as if they were part of the existing contract, and therefore, the effect of the modification on the transaction price and our measure of progress for the performance obligation to which it relates is recognized as an adjustment to revenue on a cumulative catch-up basis. No adjustment to any one contract was material to our consolidated financial statements for the years ended December 31, 2019, 2018 and 2017.
We sell our products through a number of channels including a direct sales force, marketing representatives, and distributors. We have elected to expense sales commissions when incurred as the amortization period would be less than one year. These costs are recorded within cost of sales.
Portfolio Approach. We have elected to apply ASC 606 to a portfolio of contracts with similar characteristics as we reasonably expect that the effects on the financial statements of applying this guidance to the portfolio would not differ materially from applying this guidance to the individual contracts within that portfolio.
Disaggregated Revenue. Refer to Note 17 Business Segments for disaggregated revenue by product line and geography.
Contract Balances. Contract balances are determined on a contract by contract basis. Contract assets represent revenue recognized for goods and services provided to our customers when payment is conditioned on something other than the passage of time. Similarly, when we receive consideration, or such consideration is unconditionally due, from a customer prior to transferring goods or services to the customer under the terms of a sales contract, we record a contract liability. Such contract liabilities typically result from billings in excess of costs incurred and advance payments received on product sales.
Stock based compensation
We account for awards of stock based compensation at fair value on the date granted to employees and recognize the compensation expense in our consolidated financial statements over the requisite service period. The fair value of stock based compensation was measured using the fair value of the common stock for restricted stock and restricted stock units, the Black-Scholes model for options, and a Monte Carlo Simulation model for performance share units and stock appreciation rights. These models require assumptions and estimates for inputs, especially the estimate of the volatility in the value of the underlying share price, that affect the resultant values and hence the amount of compensation expense recognized.
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

Business combinations, goodwill and intangible assets
Business combinations
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
Goodwill and intangible assets with indefinite lives
For goodwill and intangible assets with indefinite lives, an assessment for impairment is performed annually or when there is an indication an impairment may have occurred. We use an assessment date of October 1 for our annual impairment test for goodwill and other indefinite-lived intangible assets. Goodwill is reviewed for impairment by comparing the carrying value of each of our reporting units’ net assets, including allocated goodwill, to the estimated fair value of the reporting unit. We determine the fair value of our reporting units using a combination of discounted cash flow and guideline public company methodologies. We selected these valuation methodologies because we believe they provide the best estimate of fair value for each of our reporting units. The discounted cash flow methodology requires the use of estimates and assumptions such as revenue growth rates, future operating margins, the weighted average cost of capital, a terminal growth value, and future market conditions, among others. The guideline public company methodology is a valuation technique in which the value of an entity is determined based on a comparison to similar publicly traded companies with an evaluation of pricing multiples determined as equity value relative to appropriate measures of operating results. Criteria for comparability in the selection of publicly traded companies includes, but are not limited to, operational characteristics, growth patterns, relative size, earnings trends, markets served, and risk characteristics. We believe that the estimates and assumptions used in our impairment assessments are reasonable. If the reporting unit’s carrying value is greater than its calculated fair value, we recognize a goodwill impairment charge for the amount by which the carrying value of goodwill exceeds its fair value.
For the years ended December 31, 2019, 2018 and 2017, we recognized goodwill impairment charges totaling $471.0 million, $298.8 million and $68.0 million, respectively, which are included in “Impairments of goodwill, intangible assets, property and equipment” in the consolidated statements of comprehensive loss. See Note 7 Goodwill and Intangible Assets for further information related to these charges. Following the goodwill impairment charges recognized in the third quarter of 2019, there is no remaining goodwill balance for any of our reporting units.
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
For the years ended December 31, 2019, 2018 and 2017, we recognized intangible asset impairment charges totaling $53.5 million, $64.7 million and $1.1 million, respectively, which are included in “Impairments of goodwill, intangible assets, property and equipment” in the consolidated statements of comprehensive loss. See Note 7 Goodwill and Intangible Assets for further information related to these charges.
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
For the year ended December 31, 2019, we recognized property and equipment impairment charges totaling $7.9 million, which are included in “Impairments of goodwill, intangible assets, property and equipment” in the consolidated statements of comprehensive loss. See Note 6 Property and Equipment for further information related to these charges.
No significant impairments of property and equipment were recorded for the years ended December 31, 2018 and 2017.
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
For the years ended December 31, 2019 and 2018, we recognized tax expense for valuation allowances totaling $98.9 million and $50.0 million, respectively. See Note 10 Income Taxes for further information related to these charges.
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
An assessment is made of the areas where potential claims may arise under contract warranty clauses. Where a specific risk is identified, and the potential for a claim is assessed as probable and can be reasonably estimated, an appropriate warranty provision is recorded. Warranty provisions are eliminated at the end of the warranty period except where warranty claims are still outstanding. The liability for product warranty is included in accrued liabilities in the consolidated balance sheets.

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
Non-U.S. currency exchange rates
In certain regions, we conduct our business in currencies other than the U.S. dollar and for the majority of our non-U.S. operations, the functional currency is the applicable local currency. We operate primarily in the U.S., Canada, United Kingdom, and Europe. As a result, our primary exposure to fluctuations in currency exchange rates relates to fluctuations between the U.S. dollar and the Canadian dollar, the British pound sterling, the Euro, and, to a lesser degree, the Mexican Peso and the Singapore dollar. In countries where we operate in the local currency, the effects of currency fluctuations are largely mitigated because local expenses of such operations are also generally denominated in the local currency. There may be instances, however, in which costs and revenue will not be matched with respect to currency denomination. As a result, we may experience economic losses and a negative impact on earnings or net assets solely due to foreign currency exchange rate fluctuations.
Realized and unrealized gains and losses resulting from re-measurements of monetary assets and liabilities denominated in a currency other than the local entity’s functional currency are included in the consolidated statements of comprehensive loss as incurred. Our consolidated statements of comprehensive loss include foreign exchange losses of $5.2 million and gains of $5.4 million for the years ended December 31, 2019 and 2018, respectively.
Financial statements of our foreign operations where the functional currency is not the U.S. dollar are translated into U.S. dollars using the current rate method whereby assets and liabilities are translated at the balance sheet rate and income and expenses are translated at the average exchange rates in effect during the period. The resultant translation adjustments are reported as a component of accumulated other comprehensive loss within stockholders’ equity in our consolidated balance sheets. For the year ended December 31, 2019, net foreign currency translation gains of $8.0 million are included in other comprehensive income to reflect the net impact of the general strengthening of other applicable currencies against the U.S. dollar. These translation gains were caused primarily by the relative strengthening of the British pound sterling, as it appreciated 4%, offset by weakening of the Euro, as it depreciated 2%, relative to the U.S. dollar from December 31, 2018 to December 31, 2019.
Interest rates
At December 31, 2019, our principal amount of debt outstanding included $400.0 million of Senior Notes which bear interest at a fixed rate of 6.25%.
Borrowings under our Credit Facility are subject to a variable interest rate as determined by the credit agreement and are exposed to interest rate risk associated with changes in market interest rates. At December 31, 2019, we had no borrowings outstanding under our Credit Facility.

Item 8. Consolidated Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Forum Energy Technologies, Incorporated
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheet of Forum Energy Technologies, Incorporated and subsidiaries (the "Company") as of December 31, 2019, the related consolidated statement of comprehensive income (loss), changes in stockholders' equity, and cash flows, for the period ended December 31, 2019, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019, and the results of its operations and its cash flows for the year ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2020 expressed an unqualified opinion on the Company's internal control over financial reporting.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
/s/ Deloitte & Touche LLP

Houston, Texas
February 25, 2020

We have served as the Company’s auditor since 2019.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Forum Energy Technologies, Inc.
Opinion on the Financial Statements
We have audited the consolidated balance sheet of Forum Energy Technologies, Inc. and its subsidiaries (the “Company”) as of December 31, 2018, and the related consolidated statements of comprehensive loss, of changes in stockholders’ equity and of cash flows for each of the two years in the period ended December 31, 2018, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2018 in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.
Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.
/s/ PricewaterhouseCoopers LLP
Houston, Texas
February 28, 2019, except for the change in composition of reportable segments discussed in Notes 4, 7, and 17 to the consolidated financial statements, as to which the date is May 3, 2019.
We served as the Company's auditor from 2005 to 2019.

Forum Energy Technologies, Inc. and subsidiaries
Consolidated statements of comprehensive loss

	Year ended December 31,
(in thousands, except per share information)	2019	2018	2017
Revenues	$956,533	$1,064,219	$818,620
Cost of sales	711,681	807,847	629,832
Gross profit	244,852	256,372	188,788
Operating expenses
Selling, general and administrative expenses	251,736	286,980	253,713
Impairments of goodwill, intangible assets, property and equipment	532,336	363,522	69,062
Transaction expenses	1,159	3,446	6,511
Contingent consideration benefit	(4,629)	—	—
Loss (gain) on disposal of assets and other	78	(438)	2,097
Total operating expenses	780,680	653,510	331,383
Earnings (loss) from equity investments	(318)	140	1,000
Operating loss	(536,146)	(396,998)	(141,595)
Other expense (income)
Interest expense	31,618	32,532	26,808
Foreign exchange losses (gains) and other, net	5,022	(6,270)	7,268
Gain on contribution of subsea rentals business	—	(33,506)	—
Gain realized on previously held equity investment	(1,567)	—	(120,392)
Gain on disposition of business	(2,348)	—	—
Total other expense (income), net	32,725	(7,244)	(86,316)
Loss before income taxes	(568,871)	(389,754)	(55,279)
Income tax expense (benefit)	(1,814)	(15,674)	4,121
Net loss	(567,057)	(374,080)	(59,400)

Weighted average shares outstanding
Basic	110,100	108,771	98,689
Diluted	110,100	108,771	98,689
Loss per share
Basic	$(5.15)	$(3.44)	$(0.60)
Diluted	$(5.15)	$(3.44)	$(0.60)

Other comprehensive income (loss), net of tax:
Net loss	(567,057)	(374,080)	(59,400)
Change in foreign currency translation, net of tax of $0	7,958	(24,752)	36,163
Gain (loss) on pension liability	(1,666)	1,489	107
Comprehensive loss	(560,765)	(397,343)	(23,130)
Less: comprehensive loss attributable to noncontrolling interests	—	—	—
Comprehensive loss attributable to common stockholders	$(560,765)	$(397,343)	$(23,130)
The accompanying notes are an integral part of these consolidated financial statements.

Forum Energy Technologies, Inc. and subsidiaries
Consolidated balance sheets

(in thousands, except share information)	December 31, 2019	December 31, 2018
Assets
Current assets
Cash and cash equivalents	$57,911	$47,241
Accounts receivable—trade, net of allowances of $9,048 and $7,432	154,182	206,055
Inventories, net	414,640	479,023
Prepaid expenses and other current assets	33,820	23,677
Costs and estimated profits in excess of billings	4,104	9,159
Accrued revenue	1,260	862
Total current assets	665,917	766,017
Property and equipment, net of accumulated depreciation	154,836	177,358
Operating lease assets	48,682	—
Deferred financing costs, net	1,243	2,071
Intangibles, net	272,300	359,048
Goodwill	—	469,647
Investment in unconsolidated subsidiary	—	44,982
Deferred income taxes, net	654	1,234
Other long-term assets	16,365	9,295
Total assets	$1,159,997	$1,829,652
Liabilities and equity
Current liabilities
Current portion of long-term debt	$717	$1,167
Accounts payable—trade	98,720	143,186
Accrued liabilities	86,625	81,032
Deferred revenue	4,877	8,335
Billings in excess of costs and profits recognized	5,911	3,210
Total current liabilities	196,850	236,930
Long-term debt, net of current portion	398,862	517,544
Deferred income taxes, net	2,465	15,299
Operating lease liabilities	49,938	—
Other long-term liabilities	25,843	29,753
Total liabilities	673,958	799,526
Commitments and contingencies
Equity
Common stock, $0.01 par value, 296,000,000 shares authorized, 118,840,611 and 117,411,158 shares issued	1,189	1,174
Additional paid-in capital	1,231,650	1,214,928
Treasury stock at cost, 8,211,919 and 8,200,477 shares	(134,493)	(134,434)
Retained earnings (accumulated deficit)	(503,369)	63,688
Accumulated other comprehensive loss	(108,938)	(115,230)
Total equity	486,039	1,030,126
Total liabilities and equity	$1,159,997	$1,829,652
The accompanying notes are an integral part of these consolidated financial statements.

Forum Energy Technologies, Inc. and subsidiaries
Consolidated statements of cash flows

	Year ended December 31,
(in thousands, except share information)	2019	2018	2017
Cash flows from operating activities
Net loss	$(567,057)	$(374,080)	$(59,400)
Adjustments to reconcile net loss to net cash provided by (used in) investing activities:
Impairments of goodwill, intangible assets, property and equipment	532,336	363,522	69,062
Depreciation expense	30,629	33,148	34,401
Amortization of intangible assets	32,612	41,360	30,728
Stock-based compensation expense	15,846	19,927	20,310
Inventory write downs	10,324	36,606	14,620
Provision for doubtful accounts	3,152	3,342	2,903
Deferred income taxes	(12,985)	(13,552)	149
Contingent consideration benefit	(4,629)	—	—
Gain on disposition of business	(2,348)	—	—
Gain realized on previously held equity investment	(1,567)	—	(120,392)
(Earnings) loss from equity investments, net of distributions	318	(140)	2,073
Gain on contribution of subsea rentals business	—	(33,506)	—
Other	4,040	1,086	3,886
Changes in operating assets and liabilities
Accounts receivable—trade	49,732	(4,833)	(64,844)
Inventories	54,265	(60,903)	(66,646)
Prepaid expenses and other current assets	621	(7,980)	12,462
Income tax receivable	—	—	30,929
Cost and estimated profits in excess of billings	4,632	1,273	(171)
Accounts payable, deferred revenue and other accrued liabilities	(48,056)	(4,192)	52,142
Billings in excess of costs and estimated profits earned	2,279	1,329	(2,245)
Net cash provided by (used in) operating activities	$104,144	$2,407	$(40,033)
Cash flows from investing activities
Capital expenditures for property and equipment	(15,102)	(24,043)	(26,709)
Acquisition of businesses, net of cash acquired	—	(60,622)	(162,189)
Proceeds from the sale of equity investment, business, property and equipment	43,237	9,258	1,971
Investment in unconsolidated subsidiary	—	—	(1,041)
Net cash provided by (used in) investing activities	$28,135	$(75,407)	$(187,968)
Cash flows from financing activities
Borrowings of debt	137,000	221,980	107,431
Repayments of debt	(256,900)	(211,783)	—
Repurchases of stock	(1,094)	(2,777)	(4,742)
Proceeds from stock issuance	—	249	1,491
Payment of capital lease obligations	(1,197)	(1,147)	(1,187)
Deferred financing costs	—	—	(2,430)
Net cash provided by (used in) financing activities	$(122,191)	$6,522	$100,563

Effect of exchange rate changes on cash	582	(1,497)	8,232

Net increase (decrease) in cash, cash equivalents and restricted cash	10,670	(67,975)	(119,206)
Cash, cash equivalents and restricted cash at beginning of period	47,241	115,216	234,422
Cash, cash equivalents and restricted cash at end of period	$57,911	$47,241	$115,216
Supplemental cash flow disclosures
Cash paid for interest	31,940	30,269	25,986
Cash paid (refunded) for income taxes	3,917	5,560	(29,094)
Noncash investing and financing activities
Acquisition via issuance of stock	—	—	177,972
Assets contributed for equity method investment	—	18,070	—
Note receivable related to equity method investment transaction	4,725	4,067	—
Accrued purchases of property and equipment	91	1,708	1,398
Accrued consideration for acquisition	—	4,650	—
The accompanying notes are an integral part of these consolidated financial statements.

Forum Energy Technologies, Inc. and subsidiaries
Consolidated statements of changes in stockholders’ equity

(in thousands)	Common stock	Additional paid-in capital	Treasury stock	Retained earnings (accumulated deficit)	Accumulated other comprehensive income / (loss)	Total common stockholders’ equity	Non controlling Interest	Total equity
Balance at December 31, 2016	$1,037	$998,169	$(133,941)	$498,174	$(128,237)	$1,235,202	$559	$1,235,761
Restricted stock issuance, net of forfeitures	3	(3,152)	—	—	—	(3,149)	—	(3,149)
Stock-based compensation expense	—	20,310	—	—	—	20,310	—	20,310
Exercised stock options	2	1,489	—	—	—	1,491	—	1,491
Issuance of performance shares	3	(1,244)	—	—	—	(1,241)	—	(1,241)
Shares issued in employee stock purchase plan	1	1,912	—	—	—	1,913	—	1,913
Shares issued for acquisition	117	177,855				177,972	—	177,972
Sale of non-controlling interest	—	—	—	—	—	—	(559)	(559)
Treasury stock	—	—	(352)	—	—	(352)	—	(352)
Change in pension liability	—	—	—	—	107	107	—	107
Currency translation adjustment	—	—	—	—	36,163	36,163	—	36,163
Net Loss	—	—	—	(59,400)	—	(59,400)	—	(59,400)
Balance at December 31, 2017	$1,163	$1,195,339	$(134,293)	$438,774	$(91,967)	$1,409,016	$—	$1,409,016
Restricted stock issuance, net of forfeitures	7	(2,370)	—	—	—	(2,363)	—	(2,363)
Stock-based compensation expense	—	19,927	—	—	—	19,927	—	19,927
Exercised stock options	—	249	—	—	—	249	—	249
Issuance of performance shares	2	(275)	—	—	—	(273)	—	(273)
Shares issued in employee stock purchase plan	2	1,933	—	—	—	1,935	—	1,935
Contingent shares issued for acquisition of Cooper	—	125				125		125
Treasury stock	—	—	(141)	—	—	(141)	—	(141)
Adjustment for adoption of ASU 2016-16 (Intra-entity asset transfers)	—	—	—	(1,006)	—	(1,006)	—	(1,006)
Change in pension liability	—	—	—	—	1,489	1,489	—	1,489
Currency translation adjustment	—	—	—	—	(24,752)	(24,752)	—	(24,752)
Net Loss	—	—	—	(374,080)	—	(374,080)	—	(374,080)
Balance at December 31, 2018	$1,174	$1,214,928	$(134,434)	$63,688	$(115,230)	$1,030,126	$—	$1,030,126
Restricted stock issuance, net of forfeitures	9	(1,044)	—	—	—	(1,035)	—	(1,035)
Stock-based compensation expense	—	15,846	—	—	—	15,846	—	15,846
Shares issued in employee stock purchase plan	5	1,546	—	—	—	1,551	—	1,551
Contingent shares issued for acquisition of Cooper	1	374	—	—	—	375	—	375
Treasury stock	—	—	(59)	—	—	(59)	—	(59)
Change in pension liability	—	—	—	—	(1,666)	(1,666)	—	(1,666)
Currency translation adjustment	—	—	—	—	7,958	7,958	—	7,958
Net Loss	—	—	—	(567,057)	—	(567,057)	—	(567,057)
Balance at December 31, 2019	$1,189	$1,231,650	$(134,493)	$(503,369)	$(108,938)	$486,039	$—	$486,039
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
Principles of consolidation
The consolidated financial statements include the accounts of the Company and its wholly and majority owned subsidiaries after elimination of intercompany balances and transactions. Noncontrolling interest represented ownership by others of the equity in a consolidated majority owned South African subsidiary which we sold in the first quarter of 2017.
Our investments in operating entities where we have the ability to exert significant influence, but do not control operating and financial policies, are accounted for using the equity method of accounting with our share of the net income reported in “Earnings (loss) from equity investments” in the consolidated statements of comprehensive loss and the investments reported in “Investment in unconsolidated subsidiary” in the consolidated balance sheets. The Company’s share of equity earnings are reported within operating loss as the operations of investees are integral to the operations of the Company.
Prior to acquiring the remaining membership interest of Global Tubing, LLC (“Global Tubing”) on October 2, 2017, the Company’s investment was accounted for using the equity method of accounting.
On January 3, 2018, the Company contributed Forum Subsea Rentals (“FSR”) into Ashtead Technology, a competing business, in exchange for a 40% interest in the combined business. After the merger, our interest in the combined business was accounted for using the equity method of accounting. On September 3, 2019, we sold our aggregate 40% interest in Ashtead to the majority owners of Ashtead. As of December 31, 2019, we have no investments in unconsolidated subsidiaries. Refer to Note 4 Acquisitions & Dispositions for further discussion.
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
The financial reporting of contracts depends on estimates, which are assessed continually during the term of those contracts. The amounts of revenues and income recognized are subject to revisions as the contract progresses to completion and changes in estimates are reflected in the period in which the facts that give rise to the revisions become known. Additional information that enhances and refines the estimating process that is obtained after the balance sheet date, but before issuance of the consolidated financial statements is reflected in the consolidated financial statements.
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
The change in amounts of the allowance for doubtful accounts during the three year period ended December 31, 2019 is as follows (in thousands):

Period ended	Balance at beginning of period	Charged to expense	Deductions or other	Balance at end of period
December 31, 2017	$3,331	$2,903	$(439)	$5,795
December 31, 2018	5,795	3,342	(1,705)	7,432
December 31, 2019	7,432	3,152	(1,536)	9,048

Inventories
Inventory consisting of finished goods and materials and supplies held for resale is carried at the lower of cost or net realizable value. For certain operations, cost, which includes the cost of raw materials and labor for finished goods, is determined using standard cost which approximates a first-in first-out basis. For other operations, this cost is determined on an average cost, first-in first-out or specific identification basis. Net realizable value means estimated selling price in the ordinary course of business, less reasonably predictable cost of completion, disposal, and transportation. We continuously evaluate inventories based on an analysis of inventory levels, historical sales experience and future sales forecasts, to determine obsolete, slow-moving and excess inventory. Adjustments to reduce such inventory to its net realizable value have been recorded.
Property and equipment
Property and equipment are stated at cost less accumulated depreciation. Capital leases of property and equipment are stated at the present value of future minimum lease payments. Expenditures for property and equipment and for items which substantially increase the useful lives of existing assets are capitalized at cost and depreciated over their estimated useful life utilizing the straight-line method. Routine expenditures for repairs and maintenance are expensed as incurred. Depreciation is computed using the straight-line method based on the estimated useful lives of assets, generally 3 to 30 years. Property and equipment held under capital leases are amortized straight-line over the shorter of the lease term or estimated useful life of the asset. Gains or losses resulting from the disposition of assets are recognized in income with the related asset cost and accumulated depreciation removed from the balance sheet. Assets acquired in connection with business combinations are recorded at fair value.
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
For the years ended December 31, 2019, we recognized property and equipment impairment charges totaling $7.9 million, which are included in “Impairments of goodwill, intangible assets, property and equipment” in the consolidated statements of comprehensive loss. See Note 6 Property and Equipment for further information related to these charges.
No significant impairment charges were recorded for the years ended December 31, 2018 and 2017.

Forum Energy Technologies, Inc. and subsidiaries
Notes to consolidated financial statements (continued)

We record the fair value of asset retirement obligations as a liability in the period in which the associated legal obligation is incurred. The fair value of the obligation is recorded as a liability and capitalized as part of the related asset. Over time, the liability is accreted to its future value and the capitalized cost is depreciated over the estimated useful life of the related asset. The current portion of the liability is included in other accrued liabilities and the non-current portion is included in other long-term liabilities in the consolidated balance sheets.
Goodwill and intangible assets
For goodwill and intangible assets with indefinite lives, an assessment for impairment is performed annually or when there is an indication an impairment may have occurred. We use an assessment date of October 1 for our annual impairment test for goodwill and other indefinite-lived intangible assets. Goodwill is reviewed for impairment by comparing the carrying value of each of our seven reporting units’ net assets, including allocated goodwill, to the estimated fair value of the reporting unit. We determine the fair value of our reporting units using a discounted cash flow approach. We selected this valuation approach because we believe it, combined with our best judgment regarding underlying assumptions and estimates, provides the best estimate of fair value for each of our reporting units. Determining the fair value of a reporting unit requires the use of estimates and assumptions. Such estimates and assumptions include revenue growth rates, future operating margins, the weighted average cost of capital, a terminal growth value, and future market conditions, among others. We believe that the estimates and assumptions used in our impairment assessments are reasonable. If the reporting unit’s carrying value is greater than its calculated fair value, we recognize a goodwill impairment charge for the amount by which the carrying value of goodwill exceeds its fair value.
For the years ended December 31, 2019, 2018 and 2017, we recognized goodwill impairment charges totaling $471.0 million, $298.8 million and $68.0 million, respectively, which are included in “Impairments of goodwill, intangible assets, property and equipment” in the consolidated statements of comprehensive loss. See Note 7 Goodwill and Intangible Assets for further information related to these charges. Following the goodwill impairment charges recognized in the third quarter of 2019, there is no remaining goodwill balance for any of our reporting units.
Intangible assets with definite lives are comprised of customer and distributor relationships, patents and technology, trade names, trademarks and non-compete agreements which are amortized on a straight-line basis over the life of the intangible asset, generally two to twenty-two years. These assets are tested for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. In performing the review for impairment, future cash flows expected to result from the use of the asset are estimated. If the undiscounted future cash flows are less than the carrying amount of the assets, there is an indication that the asset may be impaired. The amount of the impairment is measured as the difference between the carrying value and the estimated fair value of the asset. The fair value is determined either through the use of an external valuation, or by means of an analysis of discounted future cash flows. The impairment loss recognized represents the excess of an assets’ carrying value as compared to its estimated fair value.
For the years ended December 31, 2019, 2018 and 2017, we recognized intangible asset impairment charges totaling $53.5 million, $64.7 million and $1.1 million, respectively, which are included in “Impairments of goodwill, intangible assets, property and equipment” in the consolidated statements of comprehensive loss. See Note 7 Goodwill and Intangible Assets for further information related to these charges.
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

Forum Energy Technologies, Inc. and subsidiaries
Notes to consolidated financial statements (continued)

Revenue recognition and deferred revenue
Revenue is recognized in accordance with Accounting Standards Codification Topic 606 (“ASC 606”), when control of the promised goods or services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services.
Contract Identification. We account for a contract when it is approved, both parties are committed, the rights of the parties are identified, payment terms are defined, the contract has commercial substance and collection of consideration is probable.
Performance Obligations. A performance obligation is a promise in a contract to transfer a distinct good or service to the customer under ASC 606. The majority of our contracts with customers contain a single performance obligation to provide agreed-upon products or services. For contracts with multiple performance obligations, we allocate revenue to each performance obligation based on its relative standalone selling price. In accordance with ASC 606, we do not assess whether promised goods or services are performance obligations if they are immaterial in the context of the contract with the customer. We have elected to apply the practical expedient to account for shipping and handling costs associated with outbound freight after control of a product has transferred to a customer as a fulfillment cost which is included in Cost of Sales. Furthermore, since our customer payment terms are short-term in nature, we have also elected to apply the practical expedient which allows an entity to not adjust for the effects of a significant financing component if it expects that the customer’s payment period will be less than one year in duration.
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
Revenue from goods transferred to customers at a point in time accounted for 96% of revenues for the year ended December 31, 2019. The majority of this revenue is product sales, which are generally recognized when items are shipped from our facilities and title passes to the customer. The amount of revenue recognized for products is adjusted for expected returns, which are estimated based on historical data.
Revenue from goods transferred to customers over time accounted for 4% of revenues for the year ended December 31, 2019, which is related to certain contracts in our Subsea and Production Equipment product lines. Recognition over time for these contracts is supported by our assessment of the products supplied as having no alternative use to us and by clauses in the contracts that provide us with an enforceable right to payment for performance completed to date. We use the cost-to-cost method to measure progress for these contracts because it best depicts the transfer of assets to the customer which occurs as costs are incurred on the contract. The amount of revenue recognized is calculated based on the ratio of costs incurred to-date compared to total estimated costs which requires management to calculate reasonably dependable estimates of total contract costs. Whenever revisions of estimated contract costs and contract values indicate that the contract costs will exceed estimated revenues, thus creating a loss, a provision for the total estimated loss is recorded in that period. We recognize revenue and cost of sales each period based upon the advancement of the work-in-progress unless the stage of completion is insufficient to enable a reasonably certain forecast of profit to be established. In such cases, no profit is recognized during the period.
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
Contracts are sometimes modified to account for changes in product specifications or requirements. Most of our contract modifications are for goods and services that are not distinct from the existing contract. As such, these modifications

Forum Energy Technologies, Inc. and subsidiaries
Notes to consolidated financial statements (continued)

are accounted for as if they were part of the existing contract, and therefore, the effect of the modification on the transaction price and our measure of progress for the performance obligation to which it relates is recognized as an adjustment to revenue on a cumulative catch-up basis. No adjustment to any one contract was material to our consolidated financial statements for the years ended December 31, 2019, 2018 and 2017.
We sell our products through a number of channels including a direct sales force, marketing representatives, and distributors. We have elected to expense sales commissions when incurred as the amortization period would be less than one year. These costs are recorded within cost of sales.
Portfolio Approach. We have elected to apply ASC 606 to a portfolio of contracts with similar characteristics as we reasonably expect that the effects on the financial statements of applying this guidance to the portfolio would not differ materially from applying this guidance to the individual contracts within that portfolio.
Disaggregated Revenue. Refer to Note 17 Business Segments for disaggregated revenue by product line and geography.
Contract Balances. Contract balances are determined on a contract by contract basis. Contract assets represent revenue recognized for goods and services provided to our customers when payment is conditioned on something other than the passage of time. Similarly, when we receive consideration, or such consideration is unconditionally due, from a customer prior to transferring goods or services to the customer under the terms of a sales contract, we record a contract liability. Such contract liabilities typically result from billings in excess of costs incurred and advance payments received on product sales.
Concentration of credit risk
Financial instruments which potentially subject the Company to credit risk include trade accounts receivable. Trade accounts receivable consist of uncollateralized receivables from domestic and international customers. For the years ended December 31, 2019, 2018 and 2017, no one customer accounted for 10% or more of the total revenue or 10% or more of the total accounts receivable balance at the end of the respective period.
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
Expected life
The expected term of stock options represents the period the stock options are expected to remain outstanding.
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

Forum Energy Technologies, Inc. and subsidiaries
Notes to consolidated financial statements (continued)

Income taxes
We follow the liability method of accounting for income taxes. Under this method, deferred income tax assets and liabilities are determined based upon temporary differences between the carrying amounts and tax bases of our assets and liabilities at the balance sheet date, and are measured using enacted tax rates and laws that will be in effect when the differences are expected to reverse. The effect on deferred tax assets and liabilities of a change in the tax rates is recognized in income in the period in which the change occurs. We record a valuation allowance in each reporting period when management believes that it is more likely than not that any deferred tax asset created will not be realized. See Note 10 Income Taxes for more information on valuation allowances recognized.
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
Financial statements of our foreign operations where the functional currency is not the U.S. dollar are translated into U.S. dollars using the current rate method whereby assets and liabilities are translated at the balance sheet rate and income and expenses are translated at the average exchange rates in effect during the period. The resultant translation adjustments are reported as a component of accumulated other comprehensive loss within stockholders’ equity in our consolidated balance sheets.
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
For the financial assets and liabilities disclosed at fair value, fair value is determined as the exit price, or the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The established fair value hierarchy divides fair value measurement into three broad levels:

•	Level 1 - inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date;

•	Level 2 - inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly; and

•	Level 3 - inputs are unobservable for the asset or liability, which reflect the best judgment of management.
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
Accounting Standards Adopted in 2019

Forum Energy Technologies, Inc. and subsidiaries
Notes to consolidated financial statements (continued)

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
Leases. In February 2016, the FASB issued ASU No. 2016-02, Leases (“ASU 842”). Under this new guidance, lessees are required to recognize assets and liabilities on the balance sheet for the rights and obligations created by all leases (finance and operating). The classification as either a finance or operating lease determines whether lease expense is recognized on an effective interest method basis or on a straight-line basis over the term of the lease, respectively.
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
The adoption of this standard resulted in the recording of net operating lease assets of approximately $54 million and operating lease liabilities of approximately$65 million as of January 1, 2019. The new standard did not materially affect our consolidated statements of comprehensive loss for the year ended December 31, 2019. For additional information, please refer to Note 9 Leases.
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

Forum Energy Technologies, Inc. and subsidiaries
Notes to consolidated financial statements (continued)

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
The Company is currently evaluating the impact of adopting ASU No. 2016-13 and is in the process of:

•	reviewing historical data that will be used in the calculation of expected credit loss;

•	documenting relevant assumptions to calculate expected losses; and

•	updating policies, procedures and internal controls.
Although we are continuing to asses all potential impacts of the standard, based on our analysis completed to date, we expect the adoption of this guidance will result in a change of less than $4.0 million for the calculation of our allowance for doubtful accounts for trade accounts receivable.
Income Tax. In December 2019, the FASB issued ASU No. 2019-12 Income Taxes (Topic 740) - Disclosure Framework - Simplifying the Accounting for Income Taxes, which simplified the accounting for income taxes by removing certain exceptions to the general principles of Topic 740 and clarifying and amending existing guidance. This guidance will take effect for public companies with fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. We are currently evaluating the impact of this new guidance. However, we currently expect that the adoption of this guidance will not have a material impact on our consolidated financial statements.
3. Revenues
Disaggregated Revenue
Refer to Note 17 Business Segments for disaggregated revenue by product line and geography.
Contract Balances
The following table reflects the changes in our contract assets and contract liabilities balances for the year ended December 31, 2019:

	December 31, 2019	December 31, 2018	Decrease
			$	%
Accrued revenue	$1,260	$862
Costs and estimated profits in excess of billings	4,104	9,159
Contract assets	$5,364	$10,021	$(4,657)	(46)%

Deferred revenue	$4,877	$8,335
Billings in excess of costs and profits recognized	5,911	3,210
Contract liabilities	$10,788	$11,545	$(757)	(7)%

During the year ended December 31, 2019, our contract assets decreased by $4.7 million primarily due to the timing of billings on a large project in our Subsea Technologies product line and our contract liabilities decreased by $0.8 million primarily due to a reduction in customer pre-payments in our Drilling Technologies and Stimulation and Intervention product lines.
During the year ended December 31, 2019, we recognized revenue of $6.5 million that was included in the contract liability balance at the beginning of the period.
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
4. Acquisitions & Dispositions
Acquisitions
2018 Acquisition of Houston Global Heat Transfer LLC
On October 5, 2018, we acquired 100% of the stock of Houston Global Heat Transfer LLC (“GHT”) for total aggregate consideration of $57.3 million, net of cash acquired. The aggregate consideration included the estimated fair value (as of the acquisition date) of certain contingent cash payments due to the former owners of GHT if certain conditions are met in 2019 and 2020. Based in Houston, Texas, GHT designs, engineers, and manufactures premium industrial heat exchanger and cooling systems used primarily on hydraulic fracturing equipment. GHT’s flagship product, the Jumbotron, is an innovative cube-style radiator that substantially reduces customer maintenance expense. This acquisition is included in the Completions segment. In the first quarter of 2019, we updated the estimated fair value of the contingent cash payments and recognized a $4.6 million reduction in the contingent cash liability. This gain is included in contingent consideration benefit in the consolidated statements of comprehensive loss.
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

Revenue and net income for this acquisition were not significant for the year ended December 31, 2019 and 2018. Pro forma results of operations for this acquisition have not been presented because the effects were not material to the consolidated financial statements.
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
The acquisition of Global Tubing contributed revenues of $35.5 million and net income of $3.8 million to our consolidated statement of comprehensive loss from the time of acquisition to December 31, 2017. The following unaudited pro forma summary presents consolidated information as if the Global Tubing acquisition had occurred on January 1, 2016:

Pro Forma Year Ended December 31, 2017
Net sales	$901,856
Net loss attributable to common stockholders	(125,204)

The pro forma consolidated results of operations amounts have been calculated after applying our accounting policies, and include the following adjustments:

•
An increase in depreciation and amortization expense resulting from the fair value adjustments of property, plant and equipment and intangible assets recognized as part of the Global Tubing Acquisition;

•	Removal of earnings from equity investment;

•	Removal of the historical interest expense from Global Tubing’s historical debt and inclusion of interest expense from the amount borrowed on our Credit Facility to finance the acquisition;

•
As a result of acquiring the remaining equity interest of Global Tubing, the Company’s previously held equity interest was remeasured to fair value, resulting in a gain of approximately $120.4 million. This gain has been recognized in the consolidated statement of comprehensive loss for the year ended December 31, 2017 and is excluded from the pro forma results above; and

•	Estimated tax benefits of approximately $45 million to tax-effect the aforementioned pro forma adjustments using an estimated U.S. federal income tax rate of 35%.
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
The following table summarizes the consideration transferred to acquire the remaining ownership interests of Global Tubing (in thousands other than stock price and shares issued):

Forum Energy Technologies, Inc. and subsidiaries
Notes to consolidated financial statements (continued)

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
2017 Acquisition of Cooper Valves
On January 9, 2017, we acquired substantially all of the assets of Cooper Valves, LLC as well as 100% of the general partnership interests of Innovative Valve Components (collectively, “Cooper”) for total aggregate consideration of $14.0 million, after settlement of working capital adjustments. The aggregate consideration includes the issuance of stock valued at $4.5 million and certain contingent stock issuances. These acquisitions are included in the Production segment. The acquired Cooper brands include the Accuseal® metal seated ball valves engineered to meet Class VI shut off standards for use in severe service applications, as well as a full line of Cooper Alloy® cast and forged gate, globe, and check valves. Innovative Valve Components, in partnership with Cooper Valves, commercialized critical service valves and components for the power generation, mining and oil and natural gas industries. Pro forma results of operations for this acquisition have not been presented because the effects were not material to the consolidated financial statements.
Dispositions
2019 Disposition of Cooper Alloy®
On December 4, 2019, we sold certain assets of our Cooper Alloy® brand of valve products for total consideration of $4.0 million and recognized a gain on disposition totaling $2.3 million. Pro forma results of operations for this disposition have not been presented because the effects were not material to the consolidated financial statements.
2019 Disposition of Equity Interest in Ashtead Technology
On September 3, 2019, we sold our aggregate 40% interest in Ashtead to the majority owners of Ashtead. Total consideration for Forum’s 40% interest and the settlement of a £3.0 million British Pounds note receivable from Ashtead was $47.7 million. Forum received $39.3 million in cash proceeds and a new £6.9 million British Pounds note receivable with a three year maturity. In the third quarter of 2019, we recognized a gain of $1.6 million as a result of this transaction, which is classified as Gain realized on previously held equity investment in the consolidated statements of comprehensive loss. Pro forma results of operations for this transaction have not been presented because the effects were not material to the consolidated financial statements.
2018 Disposition of Forum Subsea Rentals
On January 3, 2018, we contributed our subsea rentals business to Ashtead to create an independent provider of subsea survey and equipment rental services. In exchange, we received a 40% interest in the combined business, a cash payment of £2.7 million British Pounds and a note receivable from Ashtead of £3.0 million British Pounds. Our 40% interest in Ashtead was accounted for as an equity method investment and reported as Investment in unconsolidated subsidiary in our consolidated balance sheets prior to the disposition of our equity interest discussed above. In the first quarter of 2018, we recognized a gain of $33.5 million as a result of the deconsolidation of our Forum Subsea Rentals business, which is classified as Gain on contribution of subsea rentals business in the consolidated statements of comprehensive loss. This gain was equal to the sum of the consideration received, which included the fair value of our 40% interest in Ashtead, £2.7 million British Pounds in cash, and the £3.0 million British Pounds note receivable from Ashtead, less the $18.1 million carrying value of the Forum subsea rentals assets at the time of closing.

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
5. Inventories
The Company’s significant components of inventory at December 31, 2019 and 2018 were as follows (in thousands):

	December 31, 2019	December 31, 2018
Raw materials and parts	$172,083	$212,526
Work in process	29,972	39,494
Finished goods	278,660	302,590
Gross inventories	480,715	554,610
Inventory reserve	(66,075)	(75,587)
Inventories	$414,640	$479,023

The change in the amounts of the inventory reserve during the three year period ended December 31, 2019 is as follows (in thousands):

Period ended	Balance at beginning of period	Charged to expense	Deductions or other	Balance at end of period
December 31, 2017	$68,352	$14,620	$(8,654)	$74,318
December 31, 2018	74,318	36,606	(35,337)	$75,587
December 31, 2019	75,587	10,324	(19,836)	$66,075

Forum Energy Technologies, Inc. and subsidiaries
Notes to consolidated financial statements (continued)

6. Property and Equipment
Property and equipment consists of the following (in thousands):

	Estimated useful lives	December 31,
		2019	2018
Land		$9,870	$9,755
Buildings and leasehold improvements	5-30	103,383	103,761
Computer equipment	3-5	55,941	54,721
Machinery & equipment	5-10	166,123	162,110
Furniture & fixtures	3-10	6,731	6,631
Vehicles	3-5	5,382	6,160
Right of use assets - finance leases	2-6	2,528	—
Construction in progress		3,663	9,155
		353,621	352,293
Less: accumulated depreciation		(199,210)	(180,717)
Property and equipment, net		154,411	171,576

Rental equipment	3-10	3,779	9,535
Less: accumulated depreciation		(3,354)	(3,753)
Rental equipment, net		425	5,782

Total property and equipment, net		$154,836	$177,358

Depreciation expense was $30.6 million, $33.1 million and $34.4 million for the years ended December 31, 2019, 2018 and 2017, respectively.
For the year ended December 31, 2019, we recognized property and equipment impairment charges of $5.2 million in our Subsea product line and $2.7 million in our Stimulation and Intervention product line, which are included in Impairments of goodwill, intangible assets, property and equipment in the consolidated statements of comprehensive loss. The amount of the impairment is measured as the difference between the carrying value and the estimated fair value of the asset. The fair value is determined either through the use of an external valuation, or by means of an analysis of discounted future cash flows based on expected utilization (classified within level 3 of the fair value hierarchy).
7. Goodwill and Intangible Assets
Goodwill
The changes in the carrying amount of goodwill were as follows (in thousands):

	Drilling & Downhole	Completions	Production	Total
Goodwill balance at December 31, 2017	$494,983	$240,816	$19,446	$755,245
Acquisitions, net of dispositions	1,753	20,559	—	22,312
Impairment	(298,789)	—	—	(298,789)
Impact of non-U.S. local currency translation	(6,796)	(2,095)	(230)	(9,121)
Goodwill balance at December 31, 2018	191,151	259,280	19,216	469,647
Acquisitions, net of dispositions	427	187	—	614
Impairment	(191,485)	(260,238)	(19,287)	(471,010)
Impact of non-U.S. local currency translation	(93)	771	71	$749
Goodwill balance at December 31, 2019	$—	$—	$—	$—

We perform our annual impairment tests of goodwill as of October 1 or when there is an indication an impairment may have occurred. Relevant events and circumstances which could be an indicator of impairment include: macroeconomic

Forum Energy Technologies, Inc. and subsidiaries
Notes to consolidated financial statements (continued)

conditions; industry and market conditions; commodity prices; operating cost factors; overall financial performance; the impact of dispositions and acquisitions; valuation of the Company’s common stock and other entity-specific events.
During the third quarter 2019, there was a significant decline in the quoted market prices of our common stock and a continued decline in U.S. onshore drilling and completions activity, which led us to evaluate all of our reporting units for a triggering event as of September 30, 2019. Upon evaluation, we considered these developments to be a triggering event that required us to update our goodwill impairment evaluation for all reporting units as of September 30, 2019 based on our current forecast and expectations for market conditions. As a result, we determined that the carrying value of each of our Downhole, Stimulation and Intervention, Coiled Tubing, Production Equipment and Valve Solutions reporting units exceeded their respective estimated fair value and we recorded non-cash goodwill impairment charges of $191.5 million, $126.3 million, $133.9 million, $4.6 million, and $14.7 million, respectively. These charges are included in Impairments of goodwill, intangible assets, property and equipment in the consolidated statements of comprehensive loss. Following these impairment charges, there is no remaining goodwill balance for any of our reporting units.
During the fourth quarter 2018, we completed the annual evaluation of goodwill related to all of our reporting units as of October 1, 2018, our annual testing date. Based on this evaluation, we determined that the carrying value of our Drilling reporting unit exceeded its estimated fair value. As a result, we recorded a non-cash impairment charge of $245.4 million to write-off the goodwill in our Drilling reporting unit. Additionally, during the fourth quarter 2018, there was a significant decline in oil prices, lowered industry expectations for U.S. drilling and completions activities and a substantial decline in the quoted market prices of our common stock, which led us to evaluate all of our reporting units for a triggering event as of December 31, 2018. Upon evaluation, we considered these developments to be a triggering event for our Downhole reporting unit that required us to update our goodwill impairment evaluation as of December 31, 2018 based on our current forecast and expectations for market conditions. As a result, we determined that the carrying value of our Downhole reporting unit exceeded its estimated fair value and we recorded a non-cash impairment charge of $53.4 million to write-off a portion of the goodwill in our Downhole reporting unit. These charges are included in Impairments of goodwill, intangible assets, property and equipment in the consolidated statements of comprehensive loss.
In the second quarter of 2017, there was a decline in oil prices and a developing consensus view that production from lower cost oil basins would be sufficient to meet anticipated demand for a longer period, delaying the need for production from higher cost basins. With this indication of further delays in the recovery of the offshore market, we performed an impairment test and determined that the carrying value of the goodwill in our Subsea reporting unit was impaired. As a result, we recorded an impairment charge of $68.0 million in the second quarter of 2017.
Accumulated impairment losses on goodwill were $1,006.6 million, $535.6 million and $236.8 million as of December 31, 2019, 2018, and 2017, respectively.
The fair values used in each impairment analysis were determined using the net present value of the expected future cash flows for each reporting unit (classified within level 3 of the fair value hierarchy). We determine the fair value of each reporting unit using a combination of discounted cash flow and guideline public company methodologies, which requires significant assumptions and estimates about the future operations of each reporting unit. The assumptions about future cash flows and growth rates are based on our current estimates, strategic plans and management’s estimates for future activity levels. Forecasted cash flows in future periods were estimated using a terminal value calculation, which considered long-term earnings growth rates.
Intangible assets
At December 31, 2019 and 2018, intangible assets consisted of the following, respectively (in thousands):

	December 31, 2019
	Gross carrying amount	Accumulated amortization	Net intangibles	Amortization period (in years)
Customer relationships	$281,052	$(110,410)	$170,642	10 - 15
Patents and technology	92,498	(20,819)	71,679	5 - 19
Non-compete agreements	190	(100)	90	2 - 6
Trade names	43,284	(21,015)	22,269	7 - 19
Distributor relationships	22,160	(18,866)	3,294	15 - 22
Trademark	5,089	(763)	4,326	15
Intangible Assets Total	$444,273	$(171,973)	$272,300

Forum Energy Technologies, Inc. and subsidiaries
Notes to consolidated financial statements (continued)

	December 31, 2018
	Gross carrying amount	Accumulated amortization	Net intangibles	Amortization period (in years)
Customer relationships	$337,546	$(110,228)	$227,318	4 - 15
Patents and technology	104,394	(17,148)	87,246	5 - 17
Non-compete agreements	6,245	(5,600)	645	3 - 6
Trade names	47,493	(18,107)	29,386	10 - 15
Distributor relationships	22,160	(17,602)	4,558	8 - 15
Trademark	10,319	(424)	9,895	15 - Indefinite
Intangible Assets Total	$528,157	$(169,109)	$359,048

Intangible assets with definite lives are tested for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable.
In the third quarter of 2019, due to the impairment indicators discussed above, we determined that certain intangibles in our Stimulation and Intervention and our Valve Solutions reporting units were impaired. As a result, we recognized an aggregate $53.5 million of impairment charges on these intangible assets (primarily customer relationships, technology and trademarks) in the third quarter of 2019.
In the fourth quarter of 2018, due to the impairment indicators discussed above, we determined that certain intangible assets in our Downhole Technologies reporting unit were impaired. As a result, we recognized $50.2 million of impairment charges on these intangible assets (primarily customer relationships and trade names) in the fourth quarter of 2018. In the second quarter of 2018, we made the decision to exit specific products within the Subsea Technologies and Downhole Technologies product lines. As a result, we recognized $14.5 million of impairment losses on certain intangible assets (primarily customer relationships).
In 2017, impairment charges totaling $1.1 million were recorded on certain intangible assets within the Subsea Technologies and Downhole Technologies reporting units related to management’s decision to abandon specific product lines.
All of the intangible asset impairment charges discussed above are included in Impairments of goodwill, intangible assets, property and equipment in the consolidated statements of comprehensive loss. The amount of the impairment charges were measured as the difference between the carrying value and the estimated fair value of the assets. The fair value was determined either through the use of an external valuation, or by means of an analysis of discounted future cash flows (classified within level 3 of the fair value hierarchy).
Amortization expense was $32.6 million, $41.4 million and $30.7 million for the years ended December 31, 2019, 2018 and 2017, respectively. The estimated future amortization expense for the next five years is as follows (in thousands):

Year ending December 31,	Amount
2020	$27,974
2021	26,951
2022	25,976
2023	24,413
2024	22,872

Forum Energy Technologies, Inc. and subsidiaries
Notes to consolidated financial statements (continued)

8. Debt
Notes payable and lines of credit as of December 31, 2019 and 2018 consisted of the following (in thousands):

	December 31, 2019	December 31, 2018
6.25% Senior notes due October 2021	$400,000	$400,000
Unamortized debt premium	770	1,176
Debt issuance cost	(3,232)	(3,121)
Senior secured revolving credit facility	—	119,000
Other debt	2,041	1,656
Total debt	399,579	518,711
Less: current maturities	(717)	(1,167)
Long-term debt	$398,862	$517,544

Senior Notes Due 2021
In October 2013, we issued $300.0 million of senior unsecured notes due 2021 at par, and in November 2013, we issued an additional $100.0 million aggregate principal amount of the notes at a price of 103.25% of par (the “Senior Notes”). The Senior Notes bear interest at a rate of 6.25% per annum, payable on April 1 and October 1 of each year, and mature on October 1, 2021. The Senior Notes are senior unsecured obligations, and are guaranteed on a senior unsecured basis by our subsidiaries that guarantee the Credit Facility and rank junior to, among other indebtedness, the Credit Facility to the extent of the value of the collateral securing the Credit Facility.
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
We may redeem the Senior Notes at a redemption price of 100.0% of their principal amount plus accrued interest.
Credit Facility
Our Credit Facility provides revolving credit commitments of $300.0 million (with a sublimit of up to $45.0 million available for letters of credit issued for the account of the Company and certain of its domestic subsidiaries (the “U.S. Line”), of which up to $30.0 million is available to certain of our Canadian subsidiaries for loans in U.S. or Canadian dollars (with a sublimit of up to $3.0 million available for letters of credit issued for the account of our Canadian subsidiaries (the “Canadian Line”). Lender commitments under the Credit Facility, subject to certain limitations, may be increased by an additional $100.0 million. The Credit Facility matures in July 2021, but if our outstanding Notes due October 2021 are refinanced or replaced with indebtedness maturing in or after February 2023, the final maturity of the Credit Facility will automatically extend to October 2022.
Availability under the Credit Facility is subject to a borrowing base calculated by reference to eligible accounts receivable in the United States, Canada and certain other jurisdictions (subject to a cap) and eligible inventory in the United States and Canada. Our borrowing capacity under the Credit Facility could be reduced or eliminated, depending on future fluctuations in our receivables and inventory. As of December 31, 2019, our total borrowing base was $253.0 million, of which zero was drawn and $23.9 million was used for security of outstanding letters of credit, resulting in remaining availability of $229.1 million.

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
Borrowings under the U.S. Line bear interest at a rate equal to, at our option, either (a) the LIBOR rate or (b) a base rate determined by reference to the highest of (i) the rate of interest per annum determined from time to time by Wells Fargo as its prime rate in effect at its principal office in San Francisco, (ii) the federal funds rate plus 0.50% per annum and (iii) the one-month adjusted LIBOR plus 1.00% per annum, in each case plus an applicable margin. Borrowings under the Canadian Line bear interest at a rate equal to, at Forum Canada’s option, either (a) the CDOR rate or (b) a base rate determined by reference to the highest of (i) the prime rate for Canadian dollar commercial loans made in Canada as reported from time to time by Thomson Reuters and (ii) the CDOR rate plus 1.00%, in each case plus an applicable margin. The applicable margin for LIBOR and CDOR loans will initially range from 1.75% to 2.25%, depending upon average excess availability under the Credit Facility. After the first quarter ending on or after March 31, 2018 in which our total net leverage ratio is less than or equal to 4.00:1.00, the applicable margin for LIBOR and CDOR loans will range from 1.50% to 2.00%, depending upon average excess availability under the Credit Facility. The weighted average interest rate under the Credit Facility was approximately 4.16% during the year ended December 31, 2019.
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
Other debt
Other debt consists primarily of various finance leases of equipment.
Deferred loan costs
The Company has incurred loan costs that have been capitalized and are amortized to interest expense over the term of the Senior Notes and the Credit Facility. As a result, approximately $1.9 million, $1.9 million and $1.7 million were amortized to interest expense for the years ended December 31, 2019, 2018 and 2017, respectively.
Future principal payments under long-term debt for each of the years ending December 31 are as follows (in thousands):

2020	$806
2021	400,806
2022	441
2023	43
2024	19
Thereafter	5
Total future payment	$402,120
Add: Unamortized debt premium	770
Less: Debt issuance cost	(3,232)
Less: present value discount on finance leases	$(79)
Total debt	$399,579

Forum Energy Technologies, Inc. and subsidiaries
Notes to consolidated financial statements (continued)

9. Leases

We determine if an arrangement is a lease at inception. Leases with an initial term of 12 months or less are not recorded in our consolidated balance sheets. Leases with an initial term greater than 12 months are recognized in our consolidated balance sheets based on lease classification as either operating or financing. Operating leases are included in operating lease assets, accrued liabilities and operating lease liabilities. Finance leases are included in property and equipment, current portion of long-term debt, and long-term debt. Some of our lease agreements include lease and non-lease components for which we have elected to not separate for all classes of underlying assets. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants. We sublease certain real estate to third parties when we have no future use for the property.
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
The following table summarizes the supplemental balance sheet information related to leases as of December 31, 2019 (in thousands):

		As of
	Classification	December 31, 2019
Assets
Operating lease assets	Operating lease assets	48,682
Finance lease assets	Property and equipment, net of accumulated depreciation	2,085
Total lease assets		50,767
Liabilities
Current
Operating	Accrued liabilities	12,538
Finance	Current portion of long-term debt	717
Noncurrent
Operating	Operating lease liabilities	49,938
Finance	Long-term debt, net of current portion	1,324
Total lease liabilities		64,517

The following table summarizes the components of lease expenses for the twelve months ended December 31, 2019 (in thousands):

Lease Cost	Classification	Twelve Months Ended December 31, 2019
Operating lease cost	Cost of sales and Selling, general and administrative expenses	$13,675
Finance lease cost
Amortization of leased assets	Selling, general and administrative expenses	445
Interest on lease liabilities	Interest expense	81
Sublease income	Cost of sales and Selling, general and administrative expenses	(1,635)
Net lease cost		$12,566

Forum Energy Technologies, Inc. and subsidiaries
Notes to consolidated financial statements (continued)

Total rent expense under operating leases was $13.7 million, $18.3 million and $19.3 million for the years ended December 31, 2019, 2018 and 2017, respectively.
The maturities of lease liabilities as of December 31, 2019 are as follows (in thousands):

	Operating Leases	Finance Leases	Total
2020	$16,873	$806	$17,679
2021	14,064	806	14,870
2022	10,888	441	11,329
2023	7,550	43	7,593
2024	6,344	19	6,363
Thereafter	25,502	5	25,507
Total lease payments	81,221	2,120	83,341
Less: present value discount	(18,745)	(79)	(18,824)
Present value of lease liabilities	$62,476	$2,041	$64,517

Future minimum lease payments under operating leases as of December 31, 2018 are as follows (in thousands):

Total
2019	$17,536
2020	14,826
2021	12,800
2022	11,202
2023	5,701
Thereafter	15,069
Total	$77,134

The following table summarizes the weighted-average remaining lease term and weighted average discount rates related to leases as of December 31, 2019:

Lease Term and Discount Rate	December 31, 2019
Weighted-average remaining lease term (years)
Operating leases	6.8 years
Financing leases	2.8 years
Weighted-average discount rate
Operating leases	6.58%
Financing leases	6.58%

Forum Energy Technologies, Inc. and subsidiaries
Notes to consolidated financial statements (continued)

The following table summarizes the supplemental cash flow information related to leases as of December 31, 2019:

Twelve Months Ended December 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$12,679
Operating cash flows from finance leases	81
Financing cash flows from finance leases	$1,197
Noncash activities from right-of-use assets obtained in exchange for lease obligations:
Operating leases	$9,745
Finance leases	1,822
Noncash activities from adoption of ASC 842 as of January 1, 2019
Prepaid expenses and other current assets	$(884)
Operating lease assets	54,069
Operating lease liabilities	64,506
Accrued liabilities	(11,321)

10. Income Taxes
The components of loss before income taxes for the years ended December 31, 2019, 2018 and 2017 are as follows (in thousands):

	2019	2018	2017
U.S.	$(532,363)	$(285,141)	$(3,015)
Non-U.S.	(36,508)	(104,613)	(52,264)
Loss before income taxes	$(568,871)	$(389,754)	$(55,279)

The components of income tax expense (benefit) for the years ended December 31, 2019, 2018 and 2017 are as follows (in thousands):

	2019	2018	2017
Current
U.S. federal and state	$(1,423)	$(6,932)	$(1,426)
Non-U.S.	12,594	4,810	5,398
Total current	11,171	(2,122)	3,972
Deferred
U.S. federal and state	3,580	(21,467)	6,415
Non-U.S.	(16,565)	7,915	(6,266)
Total deferred	(12,985)	(13,552)	149
Income tax expense (benefit)	$(1,814)	$(15,674)	$4,121

Forum Energy Technologies, Inc. and subsidiaries
Notes to consolidated financial statements (continued)

The reconciliation between the actual provision for income taxes from continuing operations and that computed by applying the U.S. statutory rate to income before income taxes and noncontrolling interests are outlined below (in thousands):

	2019		2018		2017
Income tax expense at the statutory rate	$(119,463)	(21.0)%	$(81,849)	(21.0)%	$(19,348)	(35.0)%
State taxes, net of federal tax benefit	(5,846)	(1.0)%	(2,564)	(0.7)%	(294)	(0.5)%
Non-U.S. operations	(4,023)	(0.7)%	(10,166)	(2.6)%	6,337	11.5%
Domestic incentives	(633)	(0.1)%	(286)	(0.1)%	(254)	(0.5)%
Prior year federal, non-U.S. and state tax	257	—%	(2,880)	(0.7)%	(1,283)	(2.3)%
Nondeductible expenses	348	0.1%	502	0.1%	644	1.2%
Goodwill impairment	27,244	4.8%	46,051	11.8%	14,731	26.6%
Global Tubing acquisition	—	—%	—	—%	(9,160)	(16.6)%
U.S. tax reform	—	—%	(15,604)	(4.0)%	10,138	18.3%
Valuation allowance	98,900	17.4%	50,005	12.8%	4,523	8.2%
Other	1,402	0.2%	1,117	0.4%	(1,913)	(3.4)%
Income tax expense (benefit)	$(1,814)	(0.3)%	$(15,674)	(4.0)%	$4,121	7.5%

Our effective tax rate was (0.3)%, (4.0)%, and 7.5% for the years ended December 31, 2019, 2018 and 2017, respectively. For the year ended December 31, 2019, we recognized the following significant items impacting our effective tax rate:

–	$27.2 million of tax expense associated with the impairment of non-tax deductible goodwill, and

–
$98.9 million of tax expense consisting of a full valuation allowance against our deferred tax assets in the U.S, U.K., Germany, Singapore and Saudi Arabia, as further described below under the primary components of deferred taxes.

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

Forum Energy Technologies, Inc. and subsidiaries
Notes to consolidated financial statements (continued)

The primary components of deferred taxes include (in thousands):

	2019	2018
Deferred tax assets
Reserves and accruals	$4,590	$7,259
Operating lease liabilities	14,912	—
Inventory	16,429	18,694
Stock awards	5,185	5,637
Net operating loss and other tax carryforwards	83,325	66,098
Goodwill and intangible assets	45,528	—
Other	1,150	549
Gross deferred tax assets	171,119	98,237
Valuation allowance	(152,795)	(54,441)
Total deferred tax assets	18,324	43,796
Deferred tax liabilities
Property and equipment	(7,733)	(9,565)
Operating lease assets	(12,006)	—
Goodwill and intangible assets	—	(42,502)
Investment in unconsolidated subsidiary	—	(5,402)
Prepaid expenses and other	(396)	(392)
Total deferred tax liabilities	(20,135)	(57,861)
Net deferred tax liabilities	$(1,811)	$(14,065)

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
At December 31, 2019, we had $238.3 million of U.S. net operating loss carryforwards and $7.5 million of state net operating losses. Of these losses, $151.1 million will expire no later than 2037 if they are not utilized prior to that date. The remaining $94.7 million will not expire. We also had $155.4 million of non-U.S. net operating loss carryforwards with indefinite expiration dates. The ultimate realization of income tax benefits for these net operating loss carryforwards depends on our ability to generate sufficient taxable income in the respective taxing jurisdictions. Where we have unrecognized tax benefits in jurisdictions with existing net operating losses, we utilize the unrecognized tax benefits as a source of income to offset such losses. We do not anticipate being able to fully utilize all of the losses prior to their expiration in the following jurisdictions: the U.S, the U.K, Germany, Singapore and Saudi Arabia.
During 2019, we recognized $98.9 million of tax expense related to the increase in our valuation allowance provided against our deferred tax assets to write down our deferred tax assets in these jurisdictions to what is more likely than not realizable. We increased our valuation allowance related to our U.S. and foreign deferred tax assets by $98.0 million and $0.9 million, respectively. In making such a determination for each of these jurisdictions, we considered all available positive and negative evidence, including our recent history of pretax losses over the prior three year period, the goodwill and intangible asset impairments for various reporting units, the future reversals of existing taxable temporary differences, the projected future taxable income or loss, including the effect of U.S. tax reform, and tax-planning.
Deferred tax liabilities arising from the difference between the financial reporting and income tax bases inherent in our foreign subsidiaries, referred to as outside basis differences, have not been provided for U.S. income tax purposes because we do not intend to sell, liquidate or otherwise trigger the recognition of U.S. taxable income with regard to our investment in these foreign subsidiaries. Determining the amount of U.S. deferred tax liabilities associated with outside basis differences is not practicable at this time.
We file income tax returns in the U.S. as well as in various states and non-U.S. jurisdictions. With few exceptions, we are no longer subject to income tax examination by tax authorities in these jurisdictions prior to 2013.

Forum Energy Technologies, Inc. and subsidiaries
Notes to consolidated financial statements (continued)

We account for uncertain tax positions in accordance with guidance in FASB ASC 740, which prescribes the minimum recognition threshold a tax position taken or expected to be taken in a tax return is required to meet before being recognized in the financial statements. A reconciliation of the beginning and ending amount of uncertain tax positions is as follows (in thousands):

Balance at January 1, 2019	$13,254
Additional based on tax positions related to prior years	2,069
Additional based on tax positions related to current year	2,057
Reduction based on tax positions related to prior years	(666)
Settlement with tax authorities	(100)
Lapse of statute of limitations	(2,048)
Balance at December 31, 2019	14,566

The total amount of unrecognized tax benefits at December 31, 2019 was $14.6 million, of which it is reasonably possible that $1.8 million could be settled during the next twelve-month period as a result of the conclusion of various tax audits or due to the expiration of the applicable statute of limitations. We estimate that $12.5 million of the unrecognized tax benefits at December 31, 2019, excluding consideration of valuation allowance, would impact our future effective income tax rate, if recognized.
We recognize interest and penalties related to uncertain tax positions within the provision for income taxes in the consolidated statements of comprehensive loss. As of December 31, 2019 and 2018, we had accrued approximately $0.3 million and $0.3 million in interest and penalties, respectively. During the years ended December 31, 2019 and 2018, we recognized no material change in the interest and penalties related to uncertain tax positions.
11. Fair Value Measurements
At December 31, 2019 the Company had no balance outstanding under the Credit Facility, and at December 31, 2018, the Company had $119.0 million of debt outstanding under the Credit Facility. The Credit Facility incurs interest at a variable interest rate and therefore, the carrying amount approximates fair value. The fair value of the debt is classified as a Level 2 measurement because interest rates charged are similar to other financial instruments with similar terms and maturities.
The fair value of the Company’s Senior Notes is estimated using Level 2 inputs in the fair value hierarchy and is based on quoted prices for those or similar instruments. At December 31, 2019, the fair value and the carrying value of the Company’s unsecured Senior Notes approximated $354.0 million and $397.5 million, respectively. At December 31, 2018, the fair value and the carrying value of the Company’s unsecured Senior Notes approximated $362.0 million and $398.1 million, respectively.
There were no other significant outstanding financial instruments as of December 31, 2019 and 2018 that required measuring the amounts at fair value on a recurring basis. The Company did not change its valuation techniques associated with recurring fair value measurements from prior periods and there were no transfers between levels of the fair value hierarchy during the year ended December 31, 2019.

Forum Energy Technologies, Inc. and subsidiaries
Notes to consolidated financial statements (continued)

12. Commitments and Contingencies
Litigation
In the ordinary course of business, the Company is, and in the future, could be involved in various pending or threatened legal actions, some of which may or may not be covered by insurance. Management has reviewed such pending judicial and legal proceedings, the reasonably anticipated costs and expenses in connection with such proceedings, and the availability and limits of insurance coverage, and has established reserves that are believed to be appropriate in light of those outcomes that are believed to be probable and can be estimated. The reserves accrued at December 31, 2019 and 2018 are immaterial. In the opinion of management, the Company’s ultimate liability, if any, with respect to these actions is not expected to have a material adverse effect on the Company’s financial position, results of operations or cash flows.
Asbestos litigation
One of our subsidiaries has been named as one of many defendants in a number of product liability claims for alleged exposure to asbestos. These lawsuits are typically filed on behalf of plaintiffs who allege exposure to asbestos, against numerous defendants, often forty or more, who are alleged to have manufactured or distributed products containing asbestos. The injuries alleged by plaintiffs in these cases range from mesothelioma and other cancers to asbestosis. The earliest claims against our subsidiary were filed in New Jersey in 1998, and our subsidiary currently has active cases in Missouri, New Jersey, New York, Illinois, Delaware, and Pennsylvania. These complaints do not typically include requests for a specific amount of damages. Our subsidiary acquired the trademark for the product line in question in 1985. To date, the claims against our subsidiary alleging illnesses due to asbestos have generally been based on products manufactured by the previous owner prior to 1985 that are alleged to have contained asbestos. Many claimants alleging illnesses due to asbestos sue on the basis of exposure prior to 1985, as by that date the hazards of asbestos exposure were well known and asbestos had begun to fall into disuse. Our subsidiary has been successful in obtaining dismissals in most lawsuits without any cash contribution including because the “successor liability” law in most states does not hold a purchaser in good faith liable for the actions of the seller prior to the acquisition date unless the purchaser contractually assumed the liabilities, which our subsidiary did not. There are exceptions to the successor liability doctrine in many states, so there are no assurances that our subsidiary will not be found liable for the actions of its predecessor. The law in other states on so called “successor liability” may be different or ambiguous in this regard, and could also expose our subsidiary to liability. Our subsidiary could also be found liable should a trier of fact reject our subsidiary’s position that it is not responsible for the alleged asbestos injuries. To date, asbestos claims have not had a material adverse effect on our business, financial condition, results of operations, or cash flow, as our annual out-of-pocket costs over the last five years has been less than $200,000. There were fewer than 25 new cases filed against our subsidiary in each of last two years, and a significant number of existing cases were dismissed, settled or otherwise disposed of over the last year. We currently have fewer than 150 lawsuits pending against this subsidiary. Our subsidiary has over $17 million in face amount of insurance per occurrence and over $23 million of aggregate primary insurance coverage. In addition, our subsidiary has over $950 million in face amount of excess coverage applicable to the claims. There can be no guarantee that all of this can be collected due to policy terms and conditions and insurer insolvencies in the past or in the future. In January 2011, we entered into an agreement with seven of our primary insurers under which they have agreed to pay 80% of the costs of handling and settling each asbestos claim against the affected subsidiary. The insurers’ portion of the settlements is funded by our aggregate primary limits, which are eroded only by settlements and not legal fees. Approximately $2.0 million in settlements has been paid by insurers and our subsidiary to date, with approximately $40,000 paid over the course of the last two years. Our subsidiary and the subscribing insurers have the right to withdraw from this agreement, but to date, no party has exercised this right or expressed an intent to do so.

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
Operating leases
The Company has operating leases for warehouses, office space, manufacturing facilities and equipment. The leases generally require the Company to pay certain expenses including taxes, insurance, maintenance, and utilities. See Note 9 Leases for further information.
Letters of credit and guarantees
The Company executes letters of credit in the normal course of business to secure the delivery of product from specific vendors and also to guarantee the Company fulfilling certain performance obligations relating to certain large contracts. At December 31, 2019, the Company had $24.5 million in letters of credit outstanding.
13. Earnings Per Share
The reconciliation of basic and diluted earnings per share for each period presented was as follows (dollars and shares in thousands, except per share amounts):

	Year ended December 31,
	2019	2018	2017
Net loss attributable to common stockholders	$(567,057)	$(374,080)	$(59,400)

Basic - weighted average shares outstanding	110,100	108,771	98,689
Dilutive effect of stock options and restricted stock	—	—	—
Diluted - weighted average shares outstanding	110,100	108,771	98,689

Loss per share
Basic	$(5.15)	$(3.44)	$(0.60)
Diluted	$(5.15)	$(3.44)	$(0.60)

For all periods presented, we excluded all potentially dilutive restricted shares and stock options in calculating diluted earnings per share as the effect was anti-dilutive due to the net losses incurred for these periods.
14. Stockholders' Equity and Employee Benefit Plans
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

Forum Energy Technologies, Inc. and subsidiaries
Notes to consolidated financial statements (continued)

Employee benefit plans
We sponsor a 401(k) savings plan for U.S. employees and related savings plans for certain non-U.S. employees. These plans benefit eligible employees by allowing them the opportunity to make contributions up to certain limits. We contribute by matching a percentage of each employee’s contributions. Subsequent to the closing of all acquisitions, employees of those acquired entities will generally be eligible to participate in the Company’s 401(k) savings plan. We also have the discretion to provide a profit sharing contribution to each participant depending on the Company’s performance for the applicable year. The expense under the Company’s plan was $5.8 million, $6.2 million, and $5.4 million for the years ended December 31, 2019, 2018 and 2017, respectively.
We have an Employee Stock Purchase Plan, which allows eligible employees to purchase shares of the Company’s common stock at six-month intervals through periodic payroll deductions at a price per share equal to 85.0% of the lower of the fair market value at the beginning and ending of the six-month intervals. Following the fourth quarter of 2019, this plan was suspended.
Stock repurchases
In October 2014, the board of directors approved a program for the repurchase of outstanding shares of the Company’s common stock with an aggregate purchase price of up to $150.0 million. We have repurchased approximately 4.5 million shares (primarily in 2014) under this program for aggregate consideration of approximately $100.2 million.
15. Stock Based Compensation
FET stock based compensation plan
In August 2010, we created the 2010 Stock Incentive Plan (the “2010 Plan”) to allow for employees, directors and consultants of the Company and its subsidiaries to maintain stock ownership in the Company through the award of stock options, restricted stock, restricted stock units or any combination thereof. Under the terms of the 2010 Plan, a total of 18.5 million shares were authorized for awards.
In May 2016, we created a new 2016 Stock and Incentive Plan (the “2016 Plan”). Under the terms of the 2016 Plan, the aggregate number of shares that may be issued may not exceed the number of shares reserved but not issued under the 2010 Plan as of May 17, 2016, the effective date of the 2016 plan, a total of 5.7 million shares. No further awards will be made under the 2010 Plan after such date, and outstanding awards granted under the 2010 Plan shall continue to be outstanding. In May 2019, we amended and restated the 2016 Plan to add an additional 2.9 million shares and revised certain terms of the 2016 Plan (the “2016 Amended Plan”). Approximately 4.8 million shares remained available under the 2016 Amended Plan for future grants as of December 31, 2019.
The total amount of stock based compensation expense recorded was approximately $15.8 million, $19.9 million and $20.3 million for the years ended December 31, 2019, 2018 and 2017, respectively. As of December 31, 2019, the Company expects to record stock based compensation expense of approximately $19.2 million over a weighted average remaining term of approximately two years. Future grants will result in additional compensation expense.
Stock options
The exercise price of each option is based on the fair market value of the Company’s stock at the date of grant. Options generally have a ten-year life and vest annually in equal increments over four years. Our policy for issuing stock upon a stock option exercise is to issue new shares. Compensation expense is recognized on a straight line basis over the vesting period. The following tables provide additional information related to stock options:

2019 Activity	Number of shares (in thousands)	Weighted average exercise price	Remaining weighted average contractual life in years	Intrinsic value (in millions)
Beginning balance	5,740	$12.39	3.7	$—
Granted	—	$—
Exercised	—	$—
Forfeited/expired	(364)	$13.05
Total outstanding	5,376	$12.35	2.5	$—
Options exercisable	5,033	$12.29	2.2	$—

Forum Energy Technologies, Inc. and subsidiaries
Notes to consolidated financial statements (continued)

The intrinsic value is the amount by which the fair value of the underlying share exceeds the exercise price of the stock option. No stock options were exercised in 2019. The intrinsic value of stock options exercised in 2018 and 2017 was $0.2 million and $1.6 million, respectively.
As of December 31, 2019 and 2018, the share price of the Company was less than the exercise price for all outstanding stock options. Therefore, the intrinsic value for stock options outstanding and exercisable were both zero.
No stock options were granted in 2019. The assumptions used in the Black-Scholes pricing model to estimate the fair value of stock options granted in 2018 and 2017 are as follows:

	2019	2018	2017
Weighted average fair value	n/a	$5.62	$8.95
Assumptions
Expected life (in years)	n/a	6.25	6.25
Volatility	n/a	44%	43%
Dividend yield	n/a	—%	—%
Risk free interest rate	n/a	2.74%	2.11%

Restricted stock
Restricted stock generally vests over a three or four year period from the date of grant. The following table provides additional information related to our restricted stock:

2019 Activity	Restricted stock (shares in thousands)
Nonvested at beginning of year	195
Granted	150
Vested	(135)
Forfeited	(2)
Nonvested at the end of year	208

The weighted average grant date fair value of the restricted stock was $6.59, $12.00 and $19.00 per share during the years ended December 31, 2019, 2018 and 2017, respectively. The total fair value of shares vested was $1.5 million during 2019, $1.7 million during 2018 and $2.3 million during 2017.
Restricted stock units
Restricted stock units generally vest over a three or four year period from the date of grant. The following table provides additional information related to our restricted stock units:

2019 Activity	Restricted stock units (shares in thousands)
Nonvested at beginning of year	2,455
Granted	1,227
Vested	(905)
Forfeited	(588)
Nonvested at the end of year	2,189

The weighted average grant date fair value of the restricted stock units was $6.54, $10.54 and $17.97 per share during the years ended December 31, 2019, 2018 and 2017, respectively. The total fair value of units vested was $11.8 million, $14.2 million, and $10.0 million during 2019, 2018 and 2017, respectively.
Performance share awards
During 2019, we granted 390,896 performance share awards with service-vesting and market-vesting conditions. These awards may settle between zero and two shares of the Company’s common stock for each performance share unit awarded. The number of shares issued for the 2019 performance share awards will be determined based on the

Forum Energy Technologies, Inc. and subsidiaries
Notes to consolidated financial statements (continued)

total shareholder return of the Company’s common stock as compared to a group of peer companies measured over a three-year performance period.
Stock appreciation rights
In the fourth quarter of 2019, we granted stock appreciation rights with service-vesting and market-vesting conditions. The following table provides additional information related to our stock appreciation rights:

2019 Activity	Stock Appreciation Rights (in thousands)
Nonvested at beginning of year	—
Granted	6,352
Forfeited	—
Nonvested at the end of year	6,352

The grant date fair value of the stock appreciation rights was $0.19. The stock appreciation rights will vest on the third anniversary from the grant date if the average closing price of a share of our Common Stock over the twenty trading days prior to the third anniversary date (the “Ending Market Value”) is equal to or greater than $5.00. If vested, the stock appreciation rights will ultimately be settled for the difference between the Ending Market Value and the exercise price of $1.45. The stock appreciation rights, if vested, may be settled in stock or cash. If vested, we intend to settle the stock appreciation rights in stock.
16. Related Party Transactions
The Company has sold and purchased inventory, services and fixed assets to and from various affiliates of certain directors. The dollar amounts related to these related party activities are not significant to our consolidated financial statements.
17. Business Segments
In the first quarter of 2019, we changed our reporting segments to align with business activity drivers and the manner in which management reviews and evaluates operating performance. Forum now operates in the following three reporting segments: Drilling & Downhole, Completions and Production, and we believe that this reporting segment structure better aligns with the key phases of the well cycle and provides improved operating efficiencies. Prior to this change, we operated in three business segments: Drilling & Subsea, Completions, and Production & Infrastructure. We have moved the Downhole product line from Completions to Drilling & Subsea to form the new Drilling & Downhole segment. Completions retains the Stimulation & Intervention and Coiled Tubing product lines. Finally, we renamed Production & Infrastructure the Production segment. Our historical results of operations have been recast to retrospectively reflect these changes in accordance with generally accepted accounting principles.
The Drilling & Downhole segment designs and manufactures products and provides related services to the drilling, well construction, artificial lift and subsea energy construction and services markets as well as other markets such as alternative energy, defense and communications. The Completions segment designs, manufactures and supplies products and provides related services to the coiled tubing, stimulation and intervention markets. The Production segment designs, manufactures and supplies products, and provides related equipment and services for production and infrastructure markets.
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
The amounts indicated below as “Corporate” relate to costs and assets not allocated to the reportable segments. Summary financial data by segment follows (in thousands):

	Year ended December 31,
	2019	2018	2017
Revenue:
Drilling & Downhole	$334,829	$334,019	$310,523
Completions	305,089	373,107	184,182
Production	320,996	361,407	327,287
Eliminations	(4,381)	(4,314)	(3,372)
Total revenue	$956,533	$1,064,219	$818,620

Segment operating income (loss):
Drilling & Downhole	$7,343	$(33,335)	$(47,106)
Completions	6,581	31,924	8,797
Production	7,802	6,022	7,811
Corporate	(28,928)	(35,079)	(33,427)
Total segment operating loss	(7,202)	(30,468)	(63,925)
Impairments of goodwill, intangible assets, property and equipment	532,336	363,522	69,062
Transaction expenses	1,159	3,446	6,511
Contingent consideration benefit	(4,629)	—	—
Loss (gain) on disposal of assets and other	78	(438)	2,097
Operating loss	$(536,146)	$(396,998)	$(141,595)

Depreciation and amortization
Drilling & Downhole	$21,433	$31,985	$38,463
Completions	32,780	33,943	17,631
Production	8,478	8,407	8,608
Corporate	550	173	427
Total depreciation and amortization	$63,241	$74,508	$65,129
A summary of capital expenditures by reportable segment is as follows (in thousands):

	Year ended December 31,
Capital expenditures	2019	2018	2017
Drilling & Downhole	$3,169	$8,067	$7,093
Completions	3,886	4,997	4,789
Production	4,041	4,877	6,855
Corporate	4,006	6,102	7,972
Total capital expenditures	$15,102	$24,043	$26,709

Forum Energy Technologies, Inc. and subsidiaries
Notes to consolidated financial statements (continued)

A summary of consolidated assets by reportable segment is as follows (in thousands):

	Year ended December 31,
Assets	2019	2018	2017
Drilling & Downhole	$407,779	$663,414	$1,057,378
Completions	496,714	872,731	790,255
Production	186,786	243,354	251,685
Corporate	68,718	50,153	95,910
Total assets	$1,159,997	$1,829,652	$2,195,228

Corporate assets primarily include cash, certain prepaid expenses and deferred loan costs.
A summary of long-lived assets by country is as follows (in thousands):

	Year ended December 31,
Long-lived assets:	2019	2018	2017
United States	$397,219	$868,295	$1,087,381
Europe	54,519	100,451	213,008
Canada	32,703	87,221	88,280
Asia-Pacific	1,707	984	7,984
Middle East	5,653	6,049	7,362
Latin America	2,279	635	832
Total long-lived assets	$494,080	$1,063,635	$1,404,847

The following table presents our revenues disaggregated by geography based on shipping destination (in thousands):

	Year ended December 31,
	2019		2018		2017
Revenue:	$	%	$	%	$	%
United States	$670,205	70.1%	$811,724	76.3%	$621,445	76.0%
Canada	62,651	6.5%	68,635	6.4%	60,898	7.4%
Europe & Africa	71,527	7.5%	57,632	5.4%	61,134	7.5%
Middle East	62,169	6.5%	54,541	5.1%	25,634	3.1%
Asia-Pacific	59,517	6.2%	46,503	4.4%	28,694	3.5%
Latin America	30,464	3.2%	25,184	2.4%	20,815	2.5%
Total Revenue	$956,533	100.0%	$1,064,219	100.0%	$818,620	100.0%

The following table presents our revenues disaggregated by product line (in thousands):

	Year ended December 31,
	2019		2018		2017
Revenue:	$	%	$	%	$	%
Drilling Technologies	$157,648	16.6%	$178,260	16.6%	$168,816	20.6%
Downhole Technologies	116,104	12.1%	104,974	9.9%	76,010	9.3%
Subsea Technologies	61,077	6.4%	50,785	4.8%	65,697	8.0%
Stimulation and Intervention	162,025	16.9%	228,721	21.5%	148,666	18.2%
Coiled Tubing	143,064	15.0%	144,386	13.6%	35,516	4.3%
Production Equipment	122,654	12.8%	141,169	13.3%	124,323	15.2%
Valve Solutions	198,342	20.7%	220,238	20.7%	202,964	24.8%
Eliminations	(4,381)	(0.5)%	(4,314)	(0.4)%	(3,372)	(0.4)%
Total revenue	$956,533	100.0%	$1,064,219	100.0%	$818,620	100.0%

Forum Energy Technologies, Inc. and subsidiaries
Notes to consolidated financial statements (continued)

18. Condensed Consolidating Financial Statements
The Senior Notes are guaranteed by our domestic subsidiaries which are 100% owned, directly or indirectly, by the Company. The guarantees are full and unconditional, joint and several and on an unsecured basis.

Condensed consolidating statements of comprehensive loss

	Year ended December 31, 2019
	FET (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Revenue	$—	$811,566	$211,665	$(66,698)	$956,533
Cost of sales	—	614,429	162,715	(65,463)	711,681
Gross Profit	—	197,137	48,950	(1,235)	244,852
Operating Expenses
Selling, general and administrative expenses	69	208,862	42,805	—	251,736
Goodwill and intangible assets impairment	—	487,212	45,124	—	532,336
Transaction Expenses	—	1,067	92	—	1,159
Contingent consideration benefit	—	(4,629)	—	—	(4,629)
Loss (gain) on disposal of assets and other	—	201	(123)	—	78
Total operating expenses	69	692,713	87,898	—	780,680
Earnings (loss) from equity investment	—	(668)	350	—	(318)
Equity loss from affiliate, net of tax	(535,435)	(53,778)	—	589,213	—
Operating loss	(535,504)	(550,022)	(38,598)	587,978	(536,146)
Other expense (income)
Interest expense (income)	31,553	(84)	149	—	31,618
Foreign exchange and other losses (gains), net	—	(138)	5,160	—	5,022
(Gain) loss realized on previously held equity investment	—	(14,045)	12,478	—	(1,567)
Gain on disposition of Business	—	(2,348)	—	—	(2,348)
Total other (income) expense, net	31,553	(16,615)	17,787	—	32,725
Loss before income taxes	(567,057)	(533,407)	(56,385)	587,978	(568,871)
Income tax expense (benefit)	—	2,028	(3,842)	—	(1,814)
Net loss	(567,057)	(535,435)	(52,543)	587,978	(567,057)

Other comprehensive income (loss), net of tax:
Net loss	(567,057)	(535,435)	(52,543)	587,978	(567,057)
Change in foreign currency translation, net of tax of $0	7,958	7,958	7,958	(15,916)	7,958
Loss on pension liability	(1,666)	(1,666)	(1,666)	3,332	(1,666)
Comprehensive loss	$(560,765)	$(529,143)	$(46,251)	$575,394	$(560,765)

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

Forum Energy Technologies, Inc. and subsidiaries
Notes to consolidated financial statements (continued)

Condensed consolidating statements of comprehensive loss

	Year ended December 31, 2017
	FET (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Revenue	$—	$703,409	$182,417	$(67,206)	$818,620
Cost of sales	—	550,931	145,743	(66,842)	629,832
Gross Profit	—	152,478	36,674	(364)	188,788
Operating Expenses
Selling, general and administrative expenses	—	205,672	48,041	—	253,713
Goodwill and intangible assets impairment	—	33,301	35,761	—	69,062
Transaction Expenses	—	6,521	(10)	—	6,511
Loss on disposal of assets and other	—	1,981	116	—	2,097
Total operating expenses	—	247,475	83,908	—	331,383
Earnings from equity investment	—	1,000	—	—	1,000
Equity loss from affiliate, net of tax	(41,253)	(53,682)	—	94,935	—
Operating loss	(41,253)	(147,679)	(47,234)	94,571	(141,595)
Other expense (income)
Interest expense (income)	27,919	(569)	(542)	—	26,808
Foreign exchange and other losses (gains), net	—	(118)	7,386	—	7,268
Gain realized on previously held equity investment	—	(120,392)	—	—	(120,392)
Total other (income) expense, net	27,919	(121,079)	6,844	—	(86,316)
Loss before income taxes	(69,172)	(26,600)	(54,078)	94,571	(55,279)
Income tax expense (benefit)	(9,772)	14,653	(760)	—	4,121
Net loss	(59,400)	(41,253)	(53,318)	94,571	(59,400)

Other comprehensive income (loss), net of tax:
Net loss	(59,400)	(41,253)	(53,318)	94,571	(59,400)
Change in foreign currency translation, net of tax of $0	36,163	36,163	36,163	(72,326)	36,163
Gain on pension liability	107	107	107	(214)	107
Comprehensive loss	(23,130)	(4,983)	(17,048)	22,031	(23,130)

Forum Energy Technologies, Inc. and subsidiaries
Notes to consolidated financial statements (continued)

Condensed consolidating balance sheets

	December 31, 2019
	FET (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Assets
Current assets
Cash and cash equivalents	$—	$32,387	$25,524	$—	$57,911
Accounts receivable—trade, net	—	116,862	37,320	—	154,182
Inventories, net	—	344,920	78,047	(8,327)	414,640
Prepaid expenses and other current assets	—	31,485	2,335	—	33,820
Costs and estimated profits in excess of billings	—	4,029	75	—	4,104
Accrued revenue	—	428	832	—	1,260
Total current assets	—	530,111	144,133	(8,327)	665,917
Property and equipment, net of accumulated depreciation	—	133,974	20,862	—	154,836
Deferred financing costs, net	1,243	—	—	—	1,243
Operating lease assets	—	29,518	19,164	—	48,682
Intangible assets	—	245,507	26,793	—	272,300
Goodwill	—	—	—	—	—
Investment in unconsolidated subsidiary	—	—	—	—	—
Deferred income taxes, net	—	—	654	—	654
Other long-term assets	—	6,682	9,683	—	16,365
Investment in affiliates	348,623	218,228	—	(566,851)	—
Long-term advances to affiliates	541,351	—	116,053	(657,404)	—
Total assets	$891,217	$1,164,020	$337,342	$(1,232,582)	$1,159,997
Liabilities and equity
Current liabilities
Current portion of long-term debt	$—	$566	$151	$—	$717
Accounts payable—trade	—	75,999	22,721	—	98,720
Accrued liabilities	7,640	35,746	43,239	—	86,625
Deferred revenue	—	1,616	3,261	—	4,877
Billings in excess of costs and profits recognized	—	787	5,124	—	5,911
Total current liabilities	7,640	114,714	74,496	—	196,850
Long-term debt, net of current portion	397,538	1,128	196	—	398,862
Deferred income taxes, net	—	—	2,465	—	2,465
Operating Lease liabilities	—	29,896	20,042	—	49,938
Other long-term liabilities	—	12,255	13,588	—	25,843
Long-term payables to affiliates	—	657,404	—	(657,404)	—
Total liabilities	405,178	815,397	110,787	(657,404)	673,958
					—
Total equity	486,039	348,623	226,555	(575,178)	486,039
Total liabilities and equity	$891,217	$1,164,020	$337,342	$(1,232,582)	$1,159,997

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

Forum Energy Technologies, Inc. and subsidiaries
Notes to consolidated financial statements (continued)

Condensed consolidating statements of cash flows

	Year ended December 31, 2019
	FET (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Cash flows from operating activities	$(28,883)	$143,219	$(10,192)	$—	$104,144
Cash flows from investing activities
Capital expenditures for property and equipment	—	(13,619)	(1,483)	—	(15,102)
Acquisition of businesses, net of cash acquired	—	—	—	—	—
Investment in unconsolidated subsidiary	—	—	—	—	—
Proceeds from sale of business, property and equipment	—	18,522	24,715	—	43,237
Long-term loans and advances to affiliates	148,977	—	(10,362)	(138,615)	—
Net cash provided by investing activities	148,977	4,903	12,870	(138,615)	28,135
Cash flows from financing activities
Borrowings of debt	137,000	—	—	—	137,000
Repayments of debt	(256,000)	(900)	—	—	(256,900)
Repurchases of stock	(1,094)	—	—	—	(1,094)
Proceeds from stock issuance	—	—	—	—	—
Payment of capital lease obligations	—	(1,197)	—	—	(1,197)
Long-term loans and advances to affiliates	—	(138,615)	—	138,615	—
Dividend paid to affiliates	—	—	—	—	—
Net cash used in financing activities	(120,094)	(140,712)	—	138,615	(122,191)

Effect of exchange rate changes on cash	—	—	582	—	582

Net increase in cash, cash equivalents and restricted cash	—	7,410	3,260	—	10,670
Cash, cash equivalents and restricted cash at beginning of period	—	24,977	22,264	—	47,241
Cash, cash equivalents and restricted cash at end of period	$—	$32,387	$25,524	$—	$57,911

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

Forum Energy Technologies, Inc. and subsidiaries
Notes to consolidated financial statements (continued)

19. Quarterly Results of Operations (Unaudited)
The following tables summarize the Company’s results by quarter for the years ended December 31, 2019 and 2018. The quarterly results may not be comparable primarily due to acquisitions and dispositions in 2019, 2018 and 2017. Refer to Note 4 Acquisitions & Dispositions for further information.

	2019
(in thousands, except per share information)	Q1	Q2	Q3	Q4
Revenues	$271,842	$245,648	$239,266	$199,777
Cost of sales	201,744	182,460	176,632	150,845
Gross profit	70,098	63,188	62,634	48,932
Total operating expenses (1)	64,952	63,022	595,954	56,752
Earnings (loss) from equity investment	(849)	570	(39)	—
Operating income (loss)	4,297	736	(533,359)	(7,820)
Total other expense, net (2)	10,458	6,077	2,999	13,191
Loss before income taxes	(6,161)	(5,341)	(536,358)	(21,011)
Income tax expense (benefit)	1,727	8,393	(3,371)	(8,563)
Net loss	(7,888)	(13,734)	(532,987)	(12,448)

Weighted average shares outstanding
Basic	109,643	109,987	110,295	110,464
Diluted	109,643	109,987	110,295	110,464
Loss per share
Basic	$(0.07)	$(0.12)	$(4.83)	$(0.11)
Diluted	$(0.07)	$(0.12)	$(4.83)	$(0.11)

(1)
Q1 includes a $4.6 million contingent consideration benefit related to GHT. See Note 4 Acquisitions & Dispositions for further information related to this benefit. Q3 includes $471.0 million of goodwill impairments, $53.5 million of intangible asset impairments and $7.9 million of property and equipment impairments. See Note 7 Goodwill and Intangible Assets and Note 6 Property and Equipment for further information related to these charges.

(2)
Q3 includes a $1.6 million gain realized on the sale of our previously held equity investment in Ashtead. Q4 includes a 2.3 million gain on the sale of certain assets of our Cooper Alloy® brand of valve products. See Note 4 Acquisitions & Dispositions for further information related to these gains.

Forum Energy Technologies, Inc. and subsidiaries
Notes to consolidated financial statements (continued)

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

(1)
Total operating expenses includes $14.5 million of intangible asset impairments for the Subsea and Downhole product lines in Q2, $298.8 million of goodwill impairment charges in Q4 and $50.2 million of intangible asset impairments in Q4. See Note 7 Goodwill and Intangible Assets for further information related to these charges.

(2)	Total other expenses includes a $33.5 million gain on contribution of our subsea rentals business in Q1. See Note 4 Acquisitions & Dispositions for further information related to this gain.

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
Our management, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b) as of December 31, 2019. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2019.
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
Our management performed an assessment of the overall effectiveness of our internal control over financial reporting as of December 31, 2019, utilizing the criteria described in the “Internal Control - Integrated Framework” (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has concluded that the Company’s internal control over financial reporting is effective as of December 31, 2019.
Our independent registered public accounting firm, Deloitte & Touche LLP, audited the effectiveness of our internal control over financial reporting as of December 31, 2019, as stated in their report which appears herein.
Changes in Internal Control over Financial Reporting
There have been no changes in internal control over financial reporting during the quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Forum Energy Technologies, Incorporated
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Forum Energy Technologies, Incorporated and subsidiaries (the “Company”) as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2019, of the Company and our report dated February 25, 2020 expressed an unqualified opinion on those financial statements.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
/s/ Deloitte & Touche LLP
Houston, TX
February 25, 2020
Item 9B. Other information
None.
Item 10. Directors, executive officers and corporate governance
Information required by this item is incorporated herein by reference to our Proxy Statement for the 2020 Annual Meeting of Stockholders.
Code of Ethics
We have adopted a Financial Code of Ethics, which applies to our Chief Executive Officer, Chief Financial Officer (or other principal financial officer), Corporate Controller (or other principal accounting officer) and other senior financial officers. We have posted a copy of the code under “Corporate Governance” in the “Investors” section of our website at www.f-e-t.com. Copies of the code may be obtained free of charge on our website. Any waivers of the code must be approved by our board of directors or a designated committee of our board of directors. Any change to, or waiver from, the Code of Ethics will be promptly disclosed as required by applicable U.S. federal securities laws and the corporate governance rules of the NYSE.
Item 11. Executive compensation
Information required by this item is incorporated herein by reference to our Proxy Statement for the 2020 Annual Meeting of Stockholders.
Item 12. Security ownership of certain beneficial owners and management and related stockholder matters
Information required by this item is incorporated herein by reference to our Proxy Statement for the 2020 Annual Meeting of Stockholders.
Item 13. Certain Relationships and Related Transactions, and Director Independence
Information required by this item is incorporated herein by reference to our Proxy Statement for the 2020 Annual Meeting of Stockholders.

Item 14. Principal accountant fees and services
Information required by this item is incorporated herein by reference to our Proxy Statement for the 2020 Annual Meeting of Stockholders.

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

4.3*	Form of Common Stock Certificate (incorporated herein by reference to Exhibit 4.1 to Amendment No. 3 to the Registration Statement, filed on December 29, 2011) (File No. 333-180676).

4.4*	Form of Note (incorporated herein by reference to Exhibit A to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed on October 4, 2013).

4.5**	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.

10.1*
Stock Purchase Agreement between Forum Energy Technologies, Inc. and Tinicum, L.P., dated as of March 28, 2012 (incorporated herein by reference to Exhibit 10.30 to Amendment No. 5 to the Registration Statement, filed on March 29, 2012) ) (File No. 333-180676).

10.2*#	Form of Nonstatutory Stock Option Agreement (Employees and Consultants) (incorporated herein by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q, filed on November 6, 2012).

10.3*#	Form of Nonstatutory Stock Option Agreement (Employees and Consultants)(incorporated herein by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q, filed on May 3, 2013).

10.4*#	Form of Nonstatutory Stock Option Agreement (Employees and Consultants) (incorporated herein by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q, filed on April 29, 2014).

10.5*#	Form of Nonstatutory Stock Option Agreement (Employees and Consultants) (incorporated herein by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q, filed on May 1, 2015).

10.6*#
Form of Nonstatutory Stock Option Agreement - Three Year Cliff Vesting (Employees and Consultants) (incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, filed on October 30, 2015).

10.7*#
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

10.12*#
Indemnification Agreement dated as of August 2, 2010 between Forum Energy Technologies and C. Christopher Gaut (incorporated herein by reference to Exhibit 10.9 to the Registration Statement, filed on August 31, 2011) (File No. 333-180676).

10.13*#
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

10.16*#	Forum Energy Technologies, Inc. Severance Plan (incorporated herein by reference to Exhibit 10.15 to the Registration Statement, filed on August 31, 2011) (File No. 333-180676).

10.17*#	Forum Energy Technologies, Inc. Deferred Compensation and Restoration Plan (incorporated herein by reference to Exhibit 10.6 to the Company’s Current Report on Form 10-Q, filed on May 3, 2013).

10.18*#
Letter Agreement dated March 28, 2012 between Forum Energy Technologies, Inc. and Tinicum, L.P. (incorporated herein by reference to Exhibit 10.31 to Amendment No. 5 to the Registration Statement, filed on March 29, 2012) (File No. 333-180676).

10.19*#
Forum Energy Technologies, Inc. 2010 Stock Incentive Plan (as amended and restated effective August 15, 2012) (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 10- Q, filed November 6, 2012) (File No. 1-35504).

10.20*#
Subscription Agreement dated July 16, 2010 by and among Forum Oilfield Technologies, Inc., SCF-VII, L.P., Sunray Capital, LP, C. Christopher Gaut and W. Patrick Connelly, as amended (incorporated herein by reference to Exhibit 10.21 to the Registration Statement, filed on August 31, 2011) (File No. 333-180676).

10.21*#
Severance Agreement dated as of February 16, 2018 between Forum Energy Technologies, Inc. and Pablo G. Mercado (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on February 21, 2018).

10.22*#
Severance Agreement dated as of February 16, 2018 between Forum Energy Technologies, Inc. and Michael D. Danford (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on February 21, 2018).

10.23*#
Severance Agreement dated as of December 19, 2018 between Forum Energy Technologies, Inc. and C. Christopher Gaut (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K/A, filed on December 21, 2018).

10.24*#
Severance Agreement dated as of September 1, 2018 between Forum Energy Technologies, Inc. and D. Lyle Williams (Incorporate herein by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-K, filed on February 28, 2019).

10.25*#	Form of Restricted Stock Unit Agreement (Employees and Consultants - Group 1) (incorporated herein by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q, filed on May 3, 2016).

10.26#	Form of Restricted Stock Unit Agreement (Employees and Consultants - Group 2) (incorporated herein by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q, filed on May 3, 2016).

10.27*#	Form of Restricted Stock Agreement (Employees and Consultants) (incorporated herein by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q, filed on May 3, 2016).

10.28*#	Form of Nonstatutory Stock Option Agreement (Employees and Consultants) (incorporated herein by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q, filed on May 3, 2016).

10.29*#	Form of Performance Share Award Agreement (Employees and Consultants) (incorporated herein by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q, filed on May 3, 2016).

10.30*#	Forum Energy Technologies, Inc. 2016 Stock and Incentive Plan (incorporated herein by reference to Appendix A to the Company’s Proxy Statement on Schedule 14A filed on April 1, 2016).

10.31*#	Form of Restricted Stock Unit Agreement (Employees and Consultants) (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed on November 2, 2016).

10.32*#	Form of Restricted Stock Unit Agreement (Employees and Consultants - Group 1) (incorporated herein by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q, filed on May 2, 2017).

10.33*#	Form of Restricted Stock Unit Agreement (Employees and Consultants - Group 2) (incorporated herein by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q, filed on May 2, 2017).

10.34*#	Form of Nonstatutory Stock Option Agreement (Employees and Consultants) (incorporated herein by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q, filed on May 2, 2017).

10.35*#	Form of Performance Share Award Agreement (Employees and Consultants) (incorporated herein by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q, filed on May 2, 2017).

10.36*#	Amended and Restated Employee Stock Purchase Plan, dated as of July 1, 2017 (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed on August 1, 2017).

10.37*#	Form of Restricted Stock Agreement (Directors) (incorporated herein by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q, filed on May 2, 2018).

10.38*#	Form of Restricted Stock Unit Agreement (Directors) (incorporated herein by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q, filed on May 2, 2018).

10.39*#	Form of Restricted Stock Unit Agreement (Employees and Consultants - Group 1) (incorporated herein by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q, filed on May 2, 2018).

10.40*#	Form of Restricted Stock Unit Agreement (Employees and Consultants - Group 2) (incorporated herein by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q, filed on May 2, 2018).

10.41*#	Form of Nonstatutory Stock Option Agreement (Employees and Consultants) (incorporated herein by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q, filed on May 2, 2018).

10.42*#	Form of Performance Share Award Agreement (Employees and Consultants) (incorporated herein by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q, filed on May 2, 2018).

10.43*#	Form of Restricted Stock Agreement (Directors) (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed on May 1, 2019).

10.44*#	Form of Restricted Stock Unit Agreement (Directors) (incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, filed on May 1, 2019).

10.45*#	Form of Restricted Stock Unit Agreement (Employees and Consultants - Group 1) (incorporated herein by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q, filed on May 1, 2019).

10.46*	Form of Restricted Stock Unit Agreement (Employees and Consultants - Group 2) (incorporated herein by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q, filed on May 1, 2019).

10.47*#	Form of Performance Share Award Agreement (Employees and Consultants) (incorporated herein by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q, filed on May 1, 2019).

10.48*#	Form of Cash Award Agreement (Employees and Consultants) (incorporated herein by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q, filed on May 1, 2019).

10.49*#
Forum Energy Technologies, Inc. Amended and Restated 2016 Stock and Incentive Plan (incorporated herein by reference to Appendix B to the Company’s Proxy Statement on Schedule 14A filed on April 2, 2019).

10.50*#
Severance Agreement dated as of February 15, 2019 between Forum Energy Technologies, Inc. and John C. Ivascu (incorporated herein by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q, filed on May 1, 2019).

10.51*#
Purchase and Sale Agreement, dated August 25, 2017, by and among Q-GT (V) Investment Partners, LLC, Forum Energy Technologies, Inc. and Global Tubing, LLC (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on August 28, 2017).

10.52*#
Amendment No. 2 to the Registration Rights Agreement, dated as of August 25, 2017, by and among Forum Energy Technologies and the other parties thereto (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on August 28, 2017).

10.53*
Registration Rights Agreement, dated as of October 2, 2017, by and between Forum Energy Technologies, Inc. and Q-GT (V) Investment Partners, LLC (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on October 3, 2017).

10.54*
Third Amended and Restated Credit Agreement, dated as of October 30, 2017, by and among Forum Energy Technologies, Inc., Forum Canada ULC, Wells Fargo Bank, National Association, as administrative agent, and the lenders party thereto (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on November 2, 2017).

10.55*#
Amendment No. 1 to the Third Amended and Restated Credit Agreement, dated as of February 3, 2020, among Forum Energy Technologies, Inc., the lenders party thereto, Wells Fargo Bank, National Association, as Administrative Agent, and the other borrowers and guarantors party thereto (incorporate herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on February 5, 2020).

10.56*#
Retirement Agreement dated as of July 31, 2018 between Forum Energy Technologies, Inc. and James W. Harris (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on August 2, 2018).

10.57*#	Form of Restricted Stock Unit Agreement (Gaut) (incorporated herein by reference to Exhibit 10.50 to the Company’s annual Report on Form 10-K, filed on February 28, 2019).

10.58*#	Form of Performance Share Award Agreement (Gaut) (incorporated herein by reference to Exhibit 10.51 to the Company’s Annual Report on Form 10-K, filed Februray 28, 2019).

16.1*	Letter from PricewaterhouseCoopers regarding Change in Certifying Accountant (incorporated herein by reference to Exhibit 16.1 to the Company’s Current Report on Form 8-K, filed on March 26, 2019).

21.1**	Subsidiaries of Forum Energy Technologies, Inc.

23.1**	Consent of Deloitte & Touche LLP.

23.2**	Consent of PricewaterhouseCoopers LLP

31.1**	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.

104**	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
* Previously filed.
** Filed herewith.
# Identifies management contracts and compensatory plans or arrangements.

Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FORUM ENERGY TECHNOLOGIES, INC.
	By:	/s/ Pablo G. Mercado
February 25, 2020		Pablo G. Mercado
Senior Vice President and Chief Financial Officer
(As Duly Authorized Officer and Principal Financial Officer)

February 25, 2020	By:	/s/ John McElroy
John McElroy
Corporate Controller
(As Duly Authorized Officer and Principal Accounting Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ C. Christopher Gaut	President, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	February 25, 2020
C. Christopher Gaut

/s/ Pablo G. Mercado	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	February 25, 2020
Pablo G. Mercado

/s/ John McElroy	Corporate Controller (Principal Accounting Officer)	February 25, 2020
John McElroy

/s/ Evelyn M. Angelle	Director	February 25, 2020
Evelyn M. Angelle

/s/ David C. Baldwin	Director	February 25, 2020
David C. Baldwin

/s/ John A. Carrig	Director	February 25, 2020
John A. Carrig

/s/ Michael McShane	Director	February 25, 2020
Michael McShane

/s/ Terence O’Toole	Director	February 25, 2020
Terence O’Toole

/s/ Louis A. Raspino	Director	February 25, 2020
Louis A. Raspino

/s/ John Schmitz	Director	February 25, 2020
John Schmitz

/s/ Andrew L. Waite	Director	February 25, 2020
Andrew L. Waite