Form 10-Q
period 2020-03-31
FORUM ENERGY TECHNOLOGIES, INC.
filed 2020-05-08
CIK 1401257

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________________
FORM 10-Q
___________________________________

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of May 6, 2020 there were 111,367,707 common shares outstanding.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements

Forum Energy Technologies, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Loss
(Unaudited)

	Three Months Ended March 31,
(in thousands, except per share information)	2020	2019
Revenue	$182,632	$271,842
Cost of sales	160,542	201,744
Gross profit	22,090	70,098
Operating expenses
Selling, general and administrative expenses	60,161	68,968
Transaction expenses	37	593
Impairments of intangible assets, property and equipment	17,320	—
Contingent consideration benefit	—	(4,629)
Loss (gain) on disposal of assets and other	(21)	20
Total operating expenses	77,497	64,952
Loss from equity investment	—	(849)
Operating income (loss)	(55,407)	4,297
Other expense (income)
Interest expense	6,724	8,181
Foreign exchange and other losses (gains), net	(5,007)	2,277
Gain on extinguishment of debt	(7,459)	—
Deferred loan costs written off	1,829	—
Total other expense (income), net	(3,913)	10,458
Loss before income taxes	(51,494)	(6,161)
Income tax expense (benefit)	(14,350)	1,727
Net loss	(37,144)	(7,888)

Weighted average shares outstanding
Basic	111,173	109,643
Diluted	111,173	109,643
Loss per share
Basic	$(0.33)	$(0.07)
Diluted	(0.33)	(0.07)

Other comprehensive income (loss), net of tax:
Net loss	(37,144)	(7,888)
Change in foreign currency translation, net of tax of $0	(8,846)	4,834
Gain (loss) on pension liability	21	(9)
Comprehensive loss	$(45,969)	$(3,063)
The accompanying notes are an integral part of these condensed consolidated financial statements.

Forum Energy Technologies, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)

(in thousands, except share information)	March 31, 2020	December 31, 2019
Assets
Current assets
Cash and cash equivalents	$108,949	$57,911
Accounts receivable—trade, net of allowances of $8,277 and $9,048	145,392	154,182
Inventories, net	392,944	414,640
Prepaid expenses and other current assets	45,009	33,820
Accrued revenue	1,226	1,260
Costs and estimated profits in excess of billings	2,739	4,104
Total current assets	696,259	665,917
Property and equipment, net of accumulated depreciation	136,451	154,836
Operating lease assets	36,820	48,682
Deferred financing costs, net	1,036	1,243
Intangible assets, net	259,082	272,300
Deferred income taxes, net	141	654
Other long-term assets	15,703	16,365
Total assets	$1,145,492	$1,159,997
Liabilities and equity
Current liabilities
Current portion of long-term debt	$1,021	$717
Accounts payable—trade	98,850	98,720
Accrued liabilities	74,754	86,625
Deferred revenue	5,708	4,877
Billings in excess of costs and profits recognized	4,876	5,911
Total current liabilities	185,209	196,850
Long-term debt, net of current portion	444,936	398,862
Deferred income taxes, net	2,229	2,465
Operating lease liabilities	46,382	49,938
Other long-term liabilities	24,674	25,843
Total liabilities	703,430	673,958
Commitments and contingencies
Equity
Common stock, $0.01 par value, 296,000,000 shares authorized, 119,584,140 and 118,840,611 shares issued	1,196	1,189
Additional paid-in capital	1,235,039	1,231,650
Treasury stock at cost, 8,216,637 and 8,211,919 shares	(134,499)	(134,493)
Retained deficit	(541,911)	(503,369)
Accumulated other comprehensive loss	(117,763)	(108,938)
Total equity	442,062	486,039
Total liabilities and equity	$1,145,492	$1,159,997
The accompanying notes are an integral part of these condensed consolidated financial statements.

Forum Energy Technologies, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
(in thousands)	2020	2019
Cash flows from operating activities
Net loss	$(37,144)	$(7,888)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation expense	7,355	7,513
Amortization of intangible assets	6,838	8,846
Impairments of intangible assets, property and equipment	17,320	—
Impairments of operating lease assets	9,483	2,481
Inventory write down	11,567	377
Stock-based compensation expense	3,223	3,910
Loss from unconsolidated subsidiary	—	849
Contingent consideration benefit	—	(4,629)
Gain on extinguishment of debt	(7,459)	—
Deferred loan costs written off	1,829	—
Deferred income taxes	1,152	(1,021)
Noncash losses (gains) and other, net	(734)	2,366
Changes in operating assets and liabilities
Accounts receivable—trade	6,773	684
Inventories	6,704	6,948
Prepaid expenses and other assets	(11,002)	(3,031)
Cost and estimated profit in excess of billings	1,374	1,015
Accounts payable, deferred revenue and other accrued liabilities	(14,955)	1,251
Billings in excess of costs and estimated profits earned	(757)	(1,784)
Net cash provided by operating activities	$1,567	$17,887
Cash flows from investing activities
Capital expenditures for property and equipment	(958)	(3,687)
Proceeds from sale of equity investment, property and equipment	37	134
Net cash used in investing activities	$(921)	$(3,553)
Cash flows from financing activities
Borrowings of debt	55,000	20,000
Repayments of debt	(3,463)	(51,063)
Repurchases of stock	(179)	(973)
Deferred financing costs	(254)	—
Net cash provided by (used in) financing activities	$51,104	$(32,036)

Effect of exchange rate changes on cash	(712)	155

Net increase (decrease) in cash, cash equivalents and restricted cash	51,038	(17,547)
Cash, cash equivalents and restricted cash at beginning of period	57,911	47,241
Cash, cash equivalents and restricted cash at end of period	$108,949	$29,694

Noncash activities
Operating lease right of use assets obtained in exchange for lease obligations	688	6,568
Finance lease right of use assets obtained in exchange for lease obligations	931	453

The accompanying notes are an integral part of these condensed consolidated financial statements.

Forum Energy Technologies, Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited)

Three Months Ended March 31, 2020
(in thousands)	Common stock	Additional paid-in capital	Treasury stock	Retained deficit	Accumulated other comprehensive income / (loss)	Total equity
Balance at December 31, 2019	$1,189	$1,231,650	$(134,493)	$(503,369)	$(108,938)	$486,039
Stock-based compensation expense	—	3,223	—	—	—	3,223
Restricted stock issuance, net of forfeitures	5	(178)	—	—	—	(173)
Shares issued in employee stock purchase plan	2	344	—	—	—	346
Adjustment for adoption of ASU 2016-13	—	—	—	(1,398)	—	(1,398)
Treasury stock	—	—	(6)	—	—	(6)
Currency translation adjustment	—	—	—	—	(8,846)	(8,846)
Change in pension liability	—	—	—	—	21	21
Net loss	—	—	—	(37,144)	—	(37,144)
Balance at March 31, 2020	$1,196	$1,235,039	$(134,499)	$(541,911)	$(117,763)	$442,062

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
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of the Company include the accounts of the Company and its subsidiaries. All intercompany transactions have been eliminated in consolidation. Certain reclassifications have been made to prior year amounts to conform with the current year presentation.
Prior to the sale of our aggregate 40% interest in the third quarter of 2019, our investment in Ashtead Technology (”Ashtead”) was accounted for using the equity method of accounting as we had the ability to exert significant influence, but did not control operating and financial policies. Prior to the sale, our share of the net income (loss) from Ashtead was reported in “Loss from equity investment” in the condensed consolidated statements of comprehensive loss and the investment was included in “Investment in unconsolidated subsidiary” in the condensed consolidated balance sheets. Our share of equity earnings were reported within operating income (loss), as the investee’s operations were integral to the operations of the Company. See Note 4 Dispositions for further information related to the sale of our aggregate 40% interest in Ashtead.
In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for the fair statement of the Company’s financial position, results of operations and cash flows have been included. Operating results for the three months ended March 31, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020 or any other interim period.
These interim financial statements are unaudited and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete consolidated financial statements and should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2019, which are included in the Company’s 2019 Annual Report on Form 10-K filed with the SEC on February 25, 2020.
COVID-19 Impacts
On March 11, 2020, the World Health Organization declared the current COVID-19 outbreak to be a global pandemic, and on March 13, 2020, the United States declared a national emergency. In response to these declarations and the rapid spread of COVID-19, federal, state and local governments have imposed varying degrees of restrictions on business and social activities to contain COVID-19, including quarantine and “stay-at-home” orders in the areas in which we operate. We have experienced resulting disruptions to our business operations, as these restrictions have significantly impacted many sectors of the economy, with businesses curtailing or ceasing normal operations. The ultimate impacts will depend on future developments, including, among others, the ultimate geographic spread of the virus, the consequences of governmental and other measures designed to prevent the spread of the virus, the development of effective treatments, the duration of the outbreak, actions taken by governmental authorities, customers, suppliers and other thirds parties, workforce availability, and the timing and extent to which normal economic and operating conditions resume. While we continue to assess the COVID-19 situation and cannot estimate with any degree of certainty the full impact of the COVID-19 outbreak on our liquidity, financial condition and future results of operations, we expect the COVID-19 situation to adversely impact future quarters.
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

Forum Energy Technologies, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Accounting Standards Adopted in 2020
Financial Instruments—Credit Losses. In June 2016, the FASB issued ASU No. 2016-13 Financial Instruments—Credit Losses (Topic 326), which introduced an expected credit loss methodology for the impairment of financial assets measured at amortized cost basis. It requires an entity to estimate credit losses expected over the life of an exposure based on historical information, current information, and reasonable and supportable forecasts, including estimates of prepayments. The amendments affect loans, debt securities, trade receivables, net investments in leases, off-balance-sheet credit exposures, reinsurance receivables, and any other financial assets not excluded from the scope that have the contractual right to receive cash. We adopted this new standard as of January 1, 2020. The adoption of this standard resulted in a noncash cumulative effect adjustment to increase our allowance for doubtful accounts and increase our retained deficit by $1.4 million. The new standard did not materially affect our Condensed Consolidated Statement of Comprehensive Loss for the three months ended March 31, 2020.
Accounting for Implementation Costs Related to a Cloud Computing Arrangement. In August 2018, the FASB issued ASU No. 2018-15 Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract. This new guidance aligns the requirements for capitalizing implementation costs incurred by an entity related to a cloud computing arrangement with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. Accordingly, this guidance requires an entity to capitalize certain implementation costs incurred and then amortize them over the term of the cloud hosting arrangement. Furthermore, this guidance also requires an entity to present the expense, cash flows, and capitalized implementation costs in the same financial statement line items as the associated hosting service. We adopted this new standard as of January 1, 2020. The adoption of this new standard did not have a material impact on our unaudited condensed consolidated financial statements.
Fair Value Measurement Disclosure. In August 2018, the FASB issued ASU No. 2018-13 Fair Value Measurement (Topic 820) - Disclosure Framework - Changes to the Disclosure Requirement for Fair Value Measurement. This new guidance eliminated, modified and added certain disclosure requirements related to fair value measurements. We adopted this new standard as of January 1, 2020. This new standard did not have a material impact on our unaudited condensed consolidated financial statements.
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
3. Revenue
Revenue is recognized when control of the promised goods or services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services. For a detailed discussion of our revenue recognition policies, refer to the Company’s 2019 Annual Report on Form 10-K.
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
The following table reflects the changes in our contract assets and contract liabilities balances for the three months ended March 31, 2020 (in thousands):

	March 31, 2020	December 31, 2019	Decrease
			$	%
Accrued revenue	$1,226	$1,260
Costs and estimated profits in excess of billings	2,739	4,104
Contract assets	$3,965	$5,364	$(1,399)	(26)%

Deferred revenue	$5,708	$4,877
Billings in excess of costs and profits recognized	4,876	5,911
Contract liabilities	$10,584	$10,788	$(204)	(2)%
During the three months ended March 31, 2020, our contract assets decreased by $1.4 million primarily due to a reduction in project revenues within our Production Equipment product line. During the three months ended March 31, 2020, our contract liabilities decreased by $0.2 million.
During the three months ended March 31, 2020, we recognized revenue of $5.5 million that was included in the contract liability balance at the beginning of the period.
As all of our contracts are less than one year in duration, we have elected to apply the practical expedient which allows an entity to exclude disclosures about its remaining performance obligations if the performance obligation is part of a contract that has an original expected duration of one year or less.
4. Dispositions
2019 Disposition of Cooper Alloy®
On December 4, 2019, we sold certain assets of our Cooper Alloy® brand of valve products for total consideration of $4.0 million and recognized a gain on disposition totaling $2.3 million. Pro forma results of operations for this disposition have not been presented because the effects were not material to the unaudited condensed consolidated financial statements.
2019 Disposition of Equity Interest in Ashtead Technology
On September 3, 2019, we sold our aggregate 40% interest in Ashtead to the majority owners of Ashtead. Total consideration for Forum’s 40% interest and the settlement of a £3.0 million British Pounds note receivable from Ashtead was $47.7 million. Forum received $39.3 million in cash proceeds and a new £6.9 million British Pounds note receivable with a three year maturity. In the third quarter of 2019, we recognized a gain of $1.6 million as a result of this transaction. Pro forma results of operations for this transaction have not been presented because the effects were not material to the unaudited condensed consolidated financial statements.

Forum Energy Technologies, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
5. Inventories
Our significant components of inventory at March 31, 2020 and December 31, 2019 were as follows (in thousands):

	March 31, 2020	December 31, 2019
Raw materials and parts	$172,316	$172,082
Work in process	26,959	29,972
Finished goods	262,045	278,661
Gross inventories	461,320	480,715
Inventory reserve	(68,376)	(66,075)
Inventories	$392,944	$414,640

6. Intangible Assets
Intangible assets consisted of the following as of March 31, 2020 and December 31, 2019, respectively (in thousands):

	March 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Intangibles	Amortization Period (In Years)
Customer relationships	$267,567	$(105,252)	$162,315	10-15
Patents and technology	90,389	(21,310)	69,079	5-19
Non-compete agreements	188	(108)	80	2-6
Trade names	41,924	(20,415)	21,509	7-19
Distributor relationships	14,120	(12,262)	1,858	15-22
Trademarks	5,089	(848)	4,241	15
Intangible Assets Total	$419,277	$(160,195)	$259,082

	December 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Intangibles	Amortization Period (In Years)
Customer relationships	$281,052	$(110,410)	$170,642	10 - 15
Patents and technology	92,498	(20,819)	71,679	5 - 19
Non-compete agreements	190	(100)	90	2 - 6
Trade names	43,284	(21,015)	22,269	7 - 19
Distributor relationships	22,160	(18,866)	3,294	15 - 22
Trademarks	5,089	(763)	4,326	15
Intangible Assets Total	$444,273	$(171,973)	$272,300

Forum Energy Technologies, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
7. Impairments of Long-Lived Assets
Long-lived assets with definite lives are tested for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. During the three months ended March 31, 2020, the COVID-19 pandemic and associated preventative actions taken around the world to mitigate the virus's spread caused oil demand to deteriorate and economic activity to decrease. As a result, oil prices declined significantly during the period and were exacerbated by aggressive increases in production by Saudi Arabia, Russia and other OPEC+ oil producing nations. The combination of these shocks in both supply and demand created an extremely challenging market for all sub-sectors of the oil and natural gas industry. In addition, responses to the spread of COVID-19, including significant government restrictions on movement, are continuing to drive sharp declines in global economic activity.
As a result, we determined that certain long-lived assets were impaired as their carrying values exceeded their fair values. We recognized the following impairment charges during the three months ended March 31, 2020 (in thousands):

Impairments of:	Drilling & Downhole	Completions	Production	Total Impairments
Property and equipment (1)	$1,076	$9,608	$1,378	$12,062
Intangible assets (2)	5,258	—	—	$5,258
Operating lease right of use assets (3)	1,429	6,139	1,915	$9,483
Total impairments	$7,763	$15,747	$3,293	$26,803
(1) These charges are included in Impairments of intangible assets, property and equipment in the condensed consolidated statements of comprehensive loss.
(2) These charges are included in Impairments of intangible assets, property and equipment in the condensed consolidated statements of comprehensive loss and include primarily customer relationships, technology and distributor relationships.
(3) $8.6 million of these charges are included in Cost of sales and $0.9 million is included in Selling, general and administrative expenses in the condensed consolidated statements of comprehensive loss.
The amount of the impairment charges were measured as the difference between the carrying value and the estimated fair value of the assets. The fair value was determined either through analysis of discounted future cash flows or, for certain real estate, based on a third party's sales price estimate (classified within level 3 of the fair value hierarchy).

Forum Energy Technologies, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
8. Debt
Notes payable and lines of credit as of March 31, 2020 and December 31, 2019 consisted of the following (in thousands):

	March 31, 2020	December 31, 2019
6.25% Senior Notes due October 2021	$389,150	$400,000
Unamortized debt premium	650	770
Debt issuance cost	(1,697)	(3,232)
Senior secured revolving credit facility	55,000	—
Other debt	2,854	2,041
Total debt	445,957	399,579
Less: current maturities	(1,021)	(717)
Long-term debt	$444,936	$398,862
Senior Notes Due 2021
In October 2013, we issued $300.0 million of 6.25% senior unsecured notes due 2021 at par, and in November 2013, we issued an additional $100.0 million aggregate principal amount of the notes at a price of 103.25% of par (the “Senior Notes”). The Senior Notes bear interest at a rate of 6.25% per annum, payable on April 1 and October 1 of each year, and mature on October 1, 2021. The Senior Notes are senior unsecured obligations, and are guaranteed on a senior unsecured basis by our subsidiaries that guarantee the Credit Facility and rank junior to, among other indebtedness, the Credit Facility to the extent of the value of the collateral securing the Credit Facility. During the three months ended March 31, 2020, we repurchased an aggregate $10.9 million of principal amount of our Senior Notes for $3.4 million and recognized a net gain of $7.5 million reflecting the difference in the amount paid and the net carrying value of the extinguished debt, including debt issuance costs and unamortized debt premium. Subsequent to March 31, 2020, we announced a cash tender offer to purchase an aggregate payment amount of up to $80.0 million (exclusive of accrued and unpaid interest) of our Senior Notes. For further discussion, refer to the Liquidity and Capital Resources section in Item 2. Management’s discussion and analysis of financial condition and results of operations.
Credit Facility
Our credit facility ("Credit Facility") provides revolving credit commitments of $300.0 million (with a sublimit of up to $45.0 million available for the issuance of letters of credit for the account of the Company and certain of its domestic subsidiaries) (the “U.S. Line”), of which up to $30.0 million is available to certain of our Canadian subsidiaries for loans in U.S. or Canadian dollars (with a sublimit of up to $3.0 million available for the issuance of letters of credit for the account of our Canadian subsidiaries) (the “Canadian Line”). Lender commitments under the Credit Facility, subject to certain limitations, may be increased by an additional $100.0 million. The Credit Facility matures in July 2021, but if our outstanding Senior Notes due October 2021 are refinanced or replaced with indebtedness maturing in or after February 2023, the final maturity of the Credit Facility will automatically extend to October 2022.
Availability under the Credit Facility is subject to a borrowing base calculated by reference to eligible accounts receivable in the U.S., Canada and certain other jurisdictions (subject to a cap) and eligible inventory in the U.S. and Canada. Our borrowing capacity under the Credit Facility could be reduced or eliminated, depending on future fluctuations in our receivables and inventory. As of March 31, 2020, our total borrowing base was $234.0 million, of which $55.0 million was drawn and $26.4 million was used for security of outstanding letters of credit, resulting in remaining availability of $152.6 million.
Borrowings under the U.S. Line bear interest at a rate equal to, at our option, either (a) the LIBOR rate or (b) a base rate determined by reference to the highest of (i) the rate of interest per annum determined from time to time by Wells Fargo as its prime rate in effect at its principal office in San Francisco, (ii) the federal funds rate plus 0.50% per annum and (iii) the one-month adjusted LIBOR plus 1.00% per annum, in each case plus an applicable margin. Borrowings under the Canadian Line bear interest at a rate equal to, at Forum Canada’s option, either (a) the CDOR rate or (b) a base rate determined by reference to the greater of (i) the prime rate for Canadian

Forum Energy Technologies, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
dollar commercial loans made in Canada as reported from time to time by Thomson Reuters and (ii) the CDOR rate plus 1.00%, in each case plus an applicable margin. The applicable margin for LIBOR and CDOR loans will initially range from 1.75% to 2.25%, depending upon average excess availability under the Credit Facility. After the first quarter in which our total net leverage ratio is less than or equal to 4.00:1.00, the applicable margin for LIBOR and CDOR loans will range from 1.50% to 2.00%, depending upon average excess availability under the Credit Facility. The weighted average interest rate under the Credit Facility was approximately 2.70% for the three months ended March 31, 2020.
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
Deferred Loan Costs
We have incurred loan costs that have been deferred and are amortized to interest expense over the term of the Senior Notes and the Credit Facility. During the three months ended March 31, 2020, we wrote off $1.8 million of deferred loan costs due to the termination of discussions related to a potential exchange offer for our Senior Notes.
Other Debt
Other debt consists primarily of various capital leases.
Letters of Credit and Guarantees
We execute letters of credit in the normal course of business to secure the delivery of product from specific vendors and also to guarantee our fulfillment of performance obligations relating to certain large contracts. We had $27.2 million and $24.5 million in total outstanding letters of credit as of March 31, 2020 and December 31, 2019, respectively.
9. Income Taxes
For the three months ended March 31, 2020, we recorded a tax benefit of $14.4 million compared to tax expense of $1.7 million for the three months ended March 31, 2019.
For interim periods, our income tax expense or benefit is computed based upon our estimated annual effective tax rate and any discrete items that impact the interim periods. The estimated annual effective tax rates for the three months ended March 31, 2020 and 2019 were impacted by losses in jurisdictions where the recording of a tax benefit is not available.
On March 27, 2020, President Trump signed the U.S. Coronavirus Aid, Relief, and Economic Security Act ("CARES Act") in response to the COVID-19 pandemic. The CARES Act provides relief to corporate taxpayers by permitting a five-year carryback of 2018-2020 NOLs, increasing the 30% limitation on interest expense deductibility to 50% of adjusted taxable income for 2019 and 2020, and accelerating refunds for minimum tax credit carryforwards, among other provisions. The tax effects of changes in tax laws are recognized in the period in which the law is enacted. As such, the tax benefit for the three months ended March 31, 2020 includes a $16.6 million benefit related to a carryback claim for U.S. federal tax losses based on new provisions in the CARES Act. These losses had previously been offset by a valuation allowance. The provisions in the CARES Act enable the company to now realize these losses and the related valuation allowance has been released. Furthermore, the tax expense or benefit recorded can vary from period to period depending on the Company's relative mix of U.S. and non-U.S. earnings and losses by jurisdiction.
We have deferred tax assets related to net operating loss carryforwards in the U.S. and in certain states and foreign jurisdictions. We recognize deferred tax assets to the extent that we believe these assets are more likely than not to be realized. In making such a determination, we consider all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning and recent operating results. As of March 31, 2020, we do not anticipate being able to fully utilize all of the losses prior to their

Forum Energy Technologies, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
expiration in the following jurisdictions: the U.S., the U.K., Germany, Singapore and Saudi Arabia. As a result, we have certain valuation allowances against our deferred tax assets as of March 31, 2020.
10. Fair Value Measurements
The Company had $55.0 million and zero borrowings outstanding under the Credit Facility at March 31, 2020 and December 31, 2019, respectively. The Credit Facility incurs interest at a variable interest rate, and therefore, the carrying amount approximates fair value. The fair value of the debt is classified as a Level 2 measurement because interest rates charged are similar to other financial instruments with similar terms and maturities.
The fair value of our Senior Notes is estimated using Level 2 inputs in the fair value hierarchy and is based on quoted prices for those or similar instruments. At March 31, 2020, the fair value and the carrying value of our Senior Notes approximated $123.6 million and $388.1 million, respectively. At December 31, 2019, the fair value and the carrying value of our Senior Notes approximated $354.0 million and $397.5 million, respectively.
There were no other outstanding financial assets as of March 31, 2020 and December 31, 2019 that required measuring the amounts at fair value. We did not change our valuation techniques associated with recurring fair value measurements from prior periods, and there were no transfers between levels of the fair value hierarchy during the three months ended March 31, 2020.
11. Business Segments
The Company reports is results of operations in the following three reporting segments: Drilling & Downhole, Completions and Production. The amounts indicated below as “Corporate” relate to costs and assets not allocated to the reportable segments. Summary financial data by segment follows (in thousands):

	Three Months Ended March 31,
	2020	2019
Revenue:
Drilling & Downhole	$76,643	$85,940
Completions	50,823	94,659
Production	55,605	91,995
Eliminations	(439)	(752)
Total revenue	$182,632	$271,842

Operating income (loss)
Drilling & Downhole	$(4,145)	$(2,499)
Completions	(17,318)	6,851
Production	(8,179)	4,335
Corporate	(8,429)	(8,406)
Segment operating income (loss)	(38,071)	281
Transaction expenses	37	593
Impairments of intangible assets, property and equipment	17,320	—
Contingent consideration benefit	—	(4,629)
Loss (gain) on disposal of assets and other	(21)	20
Operating income (loss)	$(55,407)	$4,297

Forum Energy Technologies, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
A summary of consolidated assets by reportable segment is as follows (in thousands):

	March 31, 2020	December 31, 2019
Drilling & Downhole	$378,637	$407,779
Completions	461,799	496,714
Production	170,184	186,786
Corporate	134,872	68,718
Total assets	$1,145,492	$1,159,997
Corporate assets primarily include cash, certain prepaid assets and deferred loan costs.
The following table presents our revenues disaggregated by product line (in thousands):

	Three Months Ended March 31,
	2020	2019
Drilling Technologies	$36,638	$41,926
Downhole Technologies	24,951	30,425
Subsea Technologies	15,054	13,589
Stimulation and Intervention	24,476	51,311
Coiled Tubing	26,347	43,348
Production Equipment	18,749	36,568
Valve Solutions	36,856	55,427
Eliminations	(439)	(752)
Total revenue	$182,632	$271,842
The following table presents our revenues disaggregated by geography (in thousands):

	Three Months Ended March 31,
	2020	2019
United States	$123,890	$196,967
Canada	7,952	16,463
Europe & Africa	11,146	17,597
Middle East	13,140	19,285
Asia-Pacific	18,793	14,759
Latin America	7,711	6,771
Total Revenue	$182,632	$271,842

12. Commitments and Contingencies
In the ordinary course of business, the Company is, and in the future could be, involved in various pending or threatened legal actions that may or may not be covered by insurance. Management has reviewed such pending judicial and legal proceedings and the availability and limits of insurance coverage, and has established reserves that are believed to be appropriate in light of those outcomes that are considered to be probable and can be reasonably estimated. The reserves accrued at March 31, 2020 and December 31, 2019, respectively, are immaterial. It is management’s opinion that the Company’s ultimate liability, if any, with respect to these actions is not expected to have a material adverse effect on the Company’s financial position, results of operations or cash flows.

Forum Energy Technologies, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
13. Earnings Per Share
The calculation of basic and diluted earnings per share for each period presented was as follows (dollars and shares in thousands, except per share amounts):

	Three Months Ended March 31,
	2020	2019
Net loss	$(37,144)	$(7,888)

Basic - weighted average shares outstanding	111,173	109,643
Dilutive effect of stock options and restricted stock	—	—
Diluted - weighted average shares outstanding	111,173	109,643

Loss per share
Basic	$(0.33)	$(0.07)
Diluted	$(0.33)	$(0.07)
The calculation of diluted loss per share excludes all potentially dilutive shares for the three months ended March 31, 2020 and 2019 as there were net losses for these periods.
14. Stockholders' Equity
Stock-based compensation
During the three months ended March 31, 2020, the Company granted 2,250,360 shares of restricted stock units that vest ratably over 3 years.
During the three months ended March 31, 2020, the Company granted performance awards with a market condition that are payable in either cash or shares of the Company's common stock. The performance awards granted may settle for between zero and three times the award's cash target amount. The award amount issued pursuant to the performance award agreements will be determined based on the total shareholder return of the Company’s common stock as compared to a group of peer companies measured over a three year performance period. As our intention is to settle the awards in cash, we will account for these as liability classified awards. As such, compensation expense will be recognized over the requisite three-year service period with subsequent changes in the estimated fair value of the award recognized as a cumulative adjustment to compensation cost in the period in which the change in estimate occurs.
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

Condensed consolidating statements of comprehensive loss

	Three Months Ended March 31, 2020
	FET (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Revenue	$—	$147,384	$52,206	$(16,958)	$182,632
Cost of sales	—	133,195	43,928	(16,581)	160,542
Gross Profit	—	14,189	8,278	(377)	22,090
Operating Expenses
Selling, general and administrative expenses	$—	$49,691	$10,470	$—	$60,161
Transaction expenses	—	37	—	—	37
Impairments of intangible assets, property and equipment	—	16,823	497	—	17,320
Loss (gain) on disposal of assets and other	—	(23)	2	—	(21)
Total operating expenses	—	66,528	10,969	—	77,497
Equity earnings (loss) from affiliate, net of tax	(35,820)	1,267	—	34,553	—
Operating loss	(35,820)	(51,072)	(2,691)	34,176	(55,407)
Other expense (income)
Interest expense (income)	6,954	22	(252)	—	6,724
Foreign exchange and other losses (gains), net	—	264	(5,271)	—	(5,007)
Gain on extinguishment of debt	(7,459)	—	—	—	(7,459)
Deferred loan costs written off	1,829	—	—	—	1,829
Total other (income) expense, net	1,324	286	(5,523)	—	(3,913)
Income (loss) before income taxes	(37,144)	(51,358)	2,832	34,176	(51,494)
Income tax expense (benefit)	—	(15,538)	1,188	—	(14,350)
Net income (loss)	(37,144)	(35,820)	1,644	34,176	(37,144)

Other comprehensive income (loss), net of tax:
Net income (loss)	(37,144)	(35,820)	1,644	34,176	(37,144)
Change in foreign currency translation, net of tax of $0	(8,846)	(8,846)	(8,846)	17,692	(8,846)
Gain on pension liability	21	21	21	(42)	21
Comprehensive loss	$(45,969)	$(44,645)	$(7,181)	$51,826	$(45,969)

Forum Energy Technologies, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Condensed consolidating statements of comprehensive income (loss)

	Three Months Ended March 31, 2019
	FET (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)

Revenue	$—	$236,806	$50,213	$(15,177)	$271,842
Cost of sales	—	175,854	40,093	(14,203)	201,744
Gross Profit	—	60,952	10,120	(974)	70,098
Operating Expenses
Selling, general and administrative expenses	—	57,410	11,558	—	68,968
Contingent consideration benefit	—	(4,629)	—	—	(4,629)
Transaction Expenses	—	543	50	—	593
Loss (gain) on disposal of assets and other	—	78	(58)	—	20
Total operating expenses	—	53,402	11,550	—	64,952
Loss from equity investment	—	(471)	(378)	—	(849)
Equity earnings (loss) from affiliate, net of tax	358	(6,608)	—	6,250	—
Operating income (loss)	358	471	(1,808)	5,276	4,297
Other expense (income)
Interest expense (income)	8,246	(11)	(54)	—	8,181
Foreign exchange and other losses, net	—	72	2,205	—	2,277
Total other expense	8,246	61	2,151	—	10,458
Income (loss) before income taxes	(7,888)	410	(3,959)	5,276	(6,161)
Income tax expense	—	52	1,675	—	1,727
Net income (loss)	(7,888)	358	(5,634)	5,276	(7,888)

Other comprehensive income (loss), net of tax:
Net income (loss)	(7,888)	358	(5,634)	5,276	(7,888)
Change in foreign currency translation, net of tax of $0	4,834	4,834	4,834	(9,668)	4,834
Loss on pension liability	(9)	(9)	(9)	18	(9)
Comprehensive income (loss)	$(3,063)	$5,183	$(809)	$(4,374)	$(3,063)

Forum Energy Technologies, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Condensed consolidating balance sheets

	March 31, 2020
	FET (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Assets
Current assets
Cash and cash equivalents	$—	$88,122	$20,827	$—	$108,949
Accounts receivable—trade, net	—	106,526	38,866	—	145,392
Inventories, net	—	330,613	71,035	(8,704)	392,944
Prepaid expenses and other current assets	—	44,141	868	—	45,009
Accrued revenue	—	—	1,226	—	1,226
Costs and estimated profits in excess of billings	—	2,606	133	—	2,739
Total current assets	—	572,008	132,955	(8,704)	696,259
Property and equipment, net of accumulated depreciation	—	117,741	18,710	—	136,451
Operating lease assets	—	22,802	14,018	—	36,820
Deferred financing costs, net	1,036	—	—	—	1,036
Intangible assets	—	234,398	24,684	—	259,082
Deferred income taxes, net	—	80	61	—	141
Other long-term assets	—	6,449	9,254	—	15,703
Investment in affiliates	303,976	209,553		(513,529)	—
Long-term advances to affiliates	594,318	—	114,089	(708,407)	—
Total assets	$899,330	$1,163,031	$313,771	$(1,230,640)	$1,145,492
Liabilities and equity
Current liabilities
Current portion of long-term debt	$—	$877	$144	$—	$1,021
Accounts payable—trade	—	75,793	23,057	—	98,850
Accrued liabilities	14,164	25,897	34,693	—	74,754
Deferred revenue	—	1,998	3,710	—	5,708
Billings in excess of costs and profits recognized	—	722	4,154	—	4,876
Total current liabilities	14,164	105,287	65,758	—	185,209
Long-term debt, net of current portion	443,104	1,651	181	—	444,936
Deferred income taxes, net	—	—	2,229	—	2,229
Operating lease liabilities	—	28,779	17,603	—	46,382
Other long-term liabilities	—	14,931	9,743	—	24,674
Long-term payables to affiliates	—	708,407	—	(708,407)	—
Total liabilities	457,268	859,055	95,514	(708,407)	703,430

Total equity	442,062	303,976	218,257	(522,233)	442,062
Total liabilities and equity	$899,330	$1,163,031	$313,771	$(1,230,640)	$1,145,492

Forum Energy Technologies, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Condensed consolidating balance sheets

	December 31, 2019
	FET (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
			(in thousands)
Assets
Current assets
Cash and cash equivalents	$—	$32,387	$25,524	$—	$57,911
Accounts receivable—trade, net	—	116,862	37,320	—	154,182
Inventories, net	—	344,920	78,047	(8,327)	414,640
Prepaid expenses and other current assets	—	31,485	2,335	—	33,820
Accrued revenue	—	428	832	—	1,260
Costs and estimated profits in excess of billings	—	4,029	75	—	4,104
Total current assets	—	530,111	144,133	(8,327)	665,917
Property and equipment, net of accumulated depreciation	—	133,974	20,862	—	154,836
Operating lease assets	—	29,518	19,164	—	48,682
Deferred financing costs, net	1,243	—	—	—	1,243
Intangible assets	—	245,507	26,793	—	272,300
Deferred income taxes, net	—	—	654	—	654
Other long-term assets	—	6,682	9,683	—	16,365
Investment in affiliates	348,623	218,228	—	(566,851)	—
Long-term advances to affiliates	541,351	—	116,053	(657,404)	—
Total assets	$891,217	$1,164,020	$337,342	$(1,232,582)	$1,159,997
Liabilities and equity
Current liabilities
Current portion of long-term debt	$—	$566	$151	$—	$717
Accounts payable—trade	—	75,999	22,721	—	98,720
Accrued liabilities	7,640	35,746	43,239	—	86,625
Deferred revenue	—	1,616	3,261	—	4,877
Billings in excess of costs and profits recognized	—	787	5,124	—	5,911
Total current liabilities	7,640	114,714	74,496	—	196,850
Long-term debt, net of current portion	397,538	1,128	196	—	398,862
Deferred income taxes, net	—	—	2,465	—	2,465
Operating Lease Liabilities	—	29,896	20,042	—	49,938
Other long-term liabilities	—	12,255	13,588	—	25,843
Long-term payables to affiliates	—	657,404	—	(657,404)	—
Total liabilities	405,178	815,397	110,787	(657,404)	673,958

Total equity	486,039	348,623	226,555	(575,178)	486,039
Total liabilities and equity	$891,217	$1,164,020	$337,342	$(1,232,582)	$1,159,997

Forum Energy Technologies, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Condensed consolidating statements of cash flows

	Three Months Ended March 31, 2020
	FET (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Cash flows from operating activities	$(1,105)	$9,488	$(5,702)	$(1,114)	$1,567
Cash flows from investing activities
Capital expenditures for property and equipment	—	(756)	(202)	—	(958)
Proceeds from sale of equity investment, property and equipment	—	37	—	—	37
Long-term loans and advances to affiliates	(50,100)	—	3,038	47,062	—
Net cash provided by (used in) investing activities	$(50,100)	$(719)	$2,836	$47,062	$(921)
Cash flows from financing activities
Borrowings of debt	55,000	—	—	—	55,000
Repayments of debt	(3,362)	(96)	(5)	—	(3,463)
Repurchases of stock	(179)	—	—	—	(179)
Deferred financing costs	(254)	—	—	—	(254)
Long-term loans and advances from affiliates	—	47,062	—	(47,062)	—
Dividend paid to affiliates	—	—	(1,114)	1,114	—
Net cash provided by (used in) financing activities	$51,205	$46,966	$(1,119)	$(45,948)	$51,104

Effect of exchange rate changes on cash	—	—	(712)	—	(712)

Net increase (decrease) in cash, cash equivalents and restricted cash	—	55,735	(4,697)	—	51,038
Cash, cash equivalents and restricted cash at beginning of period	—	32,387	25,524	—	57,911
Cash, cash equivalents and restricted cash at end of period	$—	$88,122	$20,827	$—	$108,949

Forum Energy Technologies, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Condensed consolidating statements of cash flows

	Three Months Ended March 31, 2019
	FET (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Cash flows from operating activities	$3,037	$18,284	$(3,434)	$—	$17,887
Cash flows from investing activities
Capital expenditures for property and equipment	—	(3,294)	(393)	—	(3,687)
Proceeds from sale of business, property and equipment	—	134	—	—	134
Long-term loans and advances to affiliates	27,936	799	—	(28,735)	—
Net cash provided by (used in) investing activities	$27,936	$(2,361)	$(393)	$(28,735)	$(3,553)
Cash flows from financing activities
Borrowings of debt	20,000	—	—	—	20,000
Repayments of debt	(50,000)	(1,063)	—	—	(51,063)
Repurchases of stock	(973)	—	—	—	(973)
Long-term loans and advances to affiliates	—	(27,936)	(799)	28,735	—
Net cash used in financing activities	$(30,973)	$(28,999)	$(799)	$28,735	$(32,036)

Effect of exchange rate changes on cash	—	—	155	—	155

Net decrease in cash, cash equivalents and restricted cash	—	(13,076)	(4,471)	—	(17,547)
Cash, cash equivalents and restricted cash at beginning of period	—	24,977	22,264	—	47,241
Cash, cash equivalents and restricted cash at end of period	$—	$11,901	$17,793	$—	$29,694

Item 2. Management’s discussion and analysis of financial condition and results of operations
CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements are subject to a number of risks and uncertainties, many of which are beyond the Company’s control. All statements, other than statements of historical fact, included in this Quarterly Report on Form 10-Q regarding our strategy, future operations, financial position, estimated revenues and losses, projected costs, prospects, plans and objectives of management are forward-looking statements. When used in this Quarterly Report on Form 10-Q, the words “will,” “could,” “believe,” “anticipate,” “intend,” “estimate,” “expect,” “may,” “continue,” “predict,” “potential,” “project” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words.
All forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q. We disclaim any obligation to update or revise these statements unless required by law, and you should not place undue reliance on these forward-looking statements. Although we believe that our plans, intentions and expectations reflected in or suggested by the forward-looking statements we make in this Quarterly Report on Form 10-Q are reasonable, we can give no assurance that these plans, intentions or expectations will be achieved. We disclose important factors that could cause our actual results to differ materially from our expectations in “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on February 25, 2020, and elsewhere in this Quarterly Report on Form 10-Q. These cautionary statements qualify all forward-looking statements attributable to us or persons acting on our behalf.
Overview
We are a global oilfield products company, serving the drilling, downhole, subsea, completions and production sectors of the oil and natural gas industry. We design, manufacture and distribute products and engage in aftermarket services, parts supply and related services that complement our product offering. The Company's products include highly engineered capital equipment as well as products that are consumed in the drilling, well construction, production and transportation of oil and natural gas. Our product offering includes a mix of frequently replaced consumable products and highly engineered capital products. Our consumable products are used in drilling, well construction and completions activities, within the supporting infrastructure, and at processing centers and refineries. Our engineered capital products are directed at: drilling rig equipment for new rigs, upgrades and refurbishment projects; subsea construction and development projects; pressure pumping equipment; the placement of production equipment on new producing wells; and downstream capital projects. For the three months ended March 31, 2020, approximately 84% of our revenue was derived from consumable products and activity-based equipment, while the balance was primarily derived from capital products with a small amount from rental and other services.
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
A summary of the products and services offered by each segment is as follows:
•Drilling & Downhole. This segment designs and manufactures products and provides related services to the drilling, well construction, artificial lift and subsea energy construction and services markets as well as other sectors such as alternative energy, defense and communications. The products and related services consist primarily of: (i) capital equipment and a broad line of expendable drilling products consumed in the drilling process; (ii) well construction casing and cementing equipment, protection products for artificial lift equipment and cables, and composite plugs used for zonal isolation in hydraulic fracturing; and (iii) subsea remotely operated vehicles and trenchers, specialty components and tooling, products used in subsea pipeline infrastructure, and complementary subsea technical services.
•Completions. This segment designs, manufactures and supplies products and provides related services to the coiled tubing, stimulation and intervention markets. The products and related services consist primarily of: (i) capital and consumable products sold to the pressure pumping, hydraulic fracturing and flowback services markets, including hydraulic fracturing pumps, pump consumables, cooling systems and flow iron as well as wireline cable, and pressure control equipment used in the well completion and intervention service markets; and (ii) coiled tubing strings and coiled line pipe and related services.

•Production. This segment designs, manufactures and supplies products and provides related equipment and services for production and infrastructure markets. The products and related services consist primarily of: (i) engineered process systems, production equipment, as well as specialty separation equipment; and (ii) a wide range of industrial valves focused on serving upstream, midstream, and downstream oil and natural gas customers as well as power and other general industries.
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
During the first quarter of 2020, the COVID-19 pandemic and associated preventative actions taken around the world to mitigate the spread of the virus caused oil demand to deteriorate and economic activity to decrease. As a result, oil prices declined significantly during the period and were exacerbated by aggressive increases in production by Saudi Arabia, Russia and other OPEC+ oil producing nations. The combination of these shocks in both supply and demand created an extremely challenging market for all sub-sectors of the oil and natural gas industry. In addition, responses to the spread of COVID-19, including significant government restrictions on movement, are continuing to drive sharp declines in global economic activity.
The number of rigs drilling for oil and natural gas in North America and the level of hydraulic fracturing and other well completion activities are drivers for our revenue from this region. Due to the deteriorating market conditions in the first quarter of 2020, activity levels slowed significantly in the North America market, which caused a material reduction in demand for many of our products and thus, our revenue. In addition to lower oil prices, North America oil storage is nearing full capacity due to the rapid decline in oil demand. As a result, exploration and production companies are under pressure to reduce existing production and minimize capital and maintenance expenditures. We expect this to have a significant negative impact on demand for our products and results of operations in the next several quarters.
Activity levels in international regions, as well as global offshore and subsea activity, are also impacted by COVID-19 related activity disruptions. However, international revenue for our drilling and subsea capital equipment offerings are not expected to decline as rapidly due to longer project timelines for international drilling customers and diversification of our subsea product line revenue outside of the oil and natural gas industry. Despite this, we anticipate that revenue for our international regions will continue to remain far below the level achieved during the last newbuild cycle due to lower oil demand and oversupply of relatively new or recently upgraded equipment.
Revenue for our Valve Solutions product line is also affected by energy prices, but to a lesser extent compared to our other product lines, resulting in relatively more stable operating and financial results over the long-term. Worldwide oil and natural gas industry demand for valves is driven by planned investments in refinery and petrochemical projects, as well as the construction of additional pipeline capacity. Revenue for our Valve Solutions product line has been under pressure due to our distribution customers increased focus on decreasing the amount of valves in their inventories in order to generate positive free cash flow. We expect the impacts of COVID-19 on the global economy to also negatively impact demand for our valves products.
Our manufacturing facilities and business operations have not experienced work stoppages due to COVID-19 or resulting government regulations. However, certain of our key suppliers, including for our valves and coiled tubing product offerings, are located in China which has adversely impacted our supply chain. We are taking several actions in response to the COVID-19 pandemic and the decline in demand for our products amidst the collapse in oil prices and drilling and completions activity. We have implemented several measures to protect our workforce, including requiring many of our employees to work from home and more active monitoring of the health of employees physically working in our manufacturing and distribution facilities. In addition, we have initiated several cost reduction actions, including lowering headcount, reducing salaries for executive officers and the broader workforce, suspension of the Company's matching contribution to the U.S. and Canada defined contribution plans, furloughs for select employee groups and closing certain facilities.

The table below shows average crude oil and natural gas prices for West Texas Intermediate crude oil (“WTI”), United Kingdom Brent crude oil (“Brent”), and Henry Hub natural gas:

	Three Months Ended
	March 31,	December 31,	March 31,
	2020	2019	2019
Average global oil, $/bbl
West Texas Intermediate	$45.34	$56.84	$54.82
United Kingdom Brent	$50.27	$63.27	$63.10

Average North American Natural Gas, $/Mcf
Henry Hub	$1.90	$2.39	$2.92
The price of oil decreased sharply over the first three months of 2020 with the spot prices for WTI and Brent falling from $61.14 and $67.77 per barrel, respectively, as of December 31, 2019 to $20.51 and $14.85 per barrel, respectively, as of March 31, 2020. Prices remained depressed at the beginning of the second quarter of 2020 as a result of the production surpluses and limitations on storage availability. Natural gas prices also declined in the first quarter of 2020 with average price levels approximately 21% and 35% lower compared to the fourth quarter of 2019 and the first quarter of 2019, respectively.
The table below shows the average number of active drilling rigs, based on the weekly Baker Hughes Incorporated rig count, operating by geographic area and drilling for different purposes.

	Three Months Ended
	March 31,	December 31,	March 31,
	2020	2019	2019
Active Rigs by Location
United States	785	820	1,043
Canada	205	138	183
International	1,074	1,110	1,030
Global Active Rigs	2,064	2,068	2,256

Land vs. Offshore Rigs
Land	1,796	1,795	1,987
Offshore	268	273	269
Global Active Rigs	2,064	2,068	2,256

U.S. Commodity Target
Oil/Gas	671	686	848
Gas	112	132	195
Unclassified	2	2	—
Total U.S. Active Rigs	785	820	1,043

U.S. Well Path
Horizontal	704	716	919
Vertical	34	51	61
Directional	47	53	63
Total U.S. Active Rigs	785	820	1,043
A substantial portion of our revenue is impacted by the level of rig activity and the number of wells completed. The average U.S. rig count for the first quarter of 2020 was 4% and 25% lower compared to the fourth quarter of 2019 and the first quarter of 2019, respectively. The U.S. rig count was 664 at the end of the first quarter 2020. Since then, the number of working rigs has fallen to 408 rigs as of May 1, 2020. Active rig levels for the remainder of 2020 are projected to continue to decline below the previous trough of 404 rigs which was reached in the second quarter of 2016.

Beginning in 2018, the U.S. government imposed tariffs on imports of selected products, including those sourced from China. In response, China and other countries have imposed retaliatory tariffs on a wide range of U.S. products, including those containing steel and aluminum. These tariffs have caused our cost of raw materials to increase, primarily in our Coiled Tubing and Valve Solutions product lines. In response, we are taking actions to mitigate the impact, including through diversification of our supply chain and applying for tariff exemptions for certain products.
The table below shows the amount of total inbound orders by segment:

(in millions of dollars)	Three Months Ended
	March 31,	December 31,	March 31,
	2020	2019	2019
Drilling & Downhole	$70.0	$73.8	$82.0
Completions	49.9	58.3	80.3
Production	50.7	69.7	79.9
Total Orders	$170.6	$201.8	$242.2

Results of operations
Three months ended March 31, 2020 compared with three months ended March 31, 2019

	Three Months Ended March 31,		Change
(in thousands of dollars, except per share information)	2020	2019	$	%
Revenue:
Drilling & Downhole	$76,643	$85,940	$(9,297)	(10.8)%
Completions	50,823	94,659	(43,836)	(46.3)%
Production	55,605	91,995	(36,390)	(39.6)%
Eliminations	(439)	(752)	313	*
Total revenue	182,632	271,842	(89,210)	(32.8)%
Operating income (loss):
Drilling & Downhole	$(4,145)	$(2,499)	$(1,646)	(65.9)%
Operating margin %	(5.4)%	(2.9)%
Completions	(17,318)	6,851	(24,169)	(352.8)%
Operating margin %	(34.1)%	7.2%
Production	(8,179)	4,335	(12,514)	(288.7)%
Operating margin %	(14.7)%	4.7%
Corporate	(8,429)	(8,406)	(23)	(0.3)%
Total segment operating income (loss)	(38,071)	281	(38,352)	(13,648.4)%
Operating margin %	(20.8)%	0.1%
Transaction expenses	37	593	(556)	*
Impairments of intangible assets, property and equipment	17,320	—	17,320	*
Contingent consideration benefit	—	(4,629)	4,629	*
Loss (gain) on disposal of assets and other	(21)	20	(41)	*
Operating income (loss)	(55,407)	4,297	(59,704)	(1,389.4)%
Interest expense	6,724	8,181	(1,457)	(17.8)%
Foreign exchange losses (gains) and other, net	(5,007)	2,277	(7,284)	*
Gain on extinguishment of debt	(7,459)	—	(7,459)	*
Deferred loan costs written off	1,829	—	1,829	*
Total other (income) expense, net	(3,913)	10,458	(14,371)	(137.4)%
Loss before income taxes	(51,494)	(6,161)	(45,333)	(735.8)%
Income tax expense (benefit)	(14,350)	1,727	(16,077)	(930.9)%
Net loss	$(37,144)	$(7,888)	$(29,256)	(370.9)%

Weighted average shares outstanding
Basic	111,173	109,643
Diluted	111,173	109,643
Loss per share
Basic	$(0.33)	$(0.07)
Diluted	$(0.33)	$(0.07)
* not meaningful
We sold our equity interest in Ashtead in the third quarter of 2019. Therefore, our results of operations for the first quarter of 2020 may not be comparable to the results of operations for the first quarter of 2019. Refer to Note 4 Dispositions for additional information.

Revenue
Our revenue for the three months ended March 31, 2020 was $182.6 million, a decrease of $89.2 million, or 32.8%, compared to the three months ended March 31, 2019. For the three months ended March 31, 2020, our Drilling & Downhole, Completions, and Production segments comprised 42.0%, 27.6%, and 30.4% of our total revenue, respectively, which compared to 31.6%, 34.6%, and 33.8% of our total revenue, respectively, for the three months ended March 31, 2019. The overall decline in revenue is primarily related to lower sales volumes in the U.S. market due to the significant decrease in U.S. drilling and completions activity levels. The changes in revenue by operating segment consisted of the following:
Drilling & Downhole segment — Revenue was $76.6 million for the three months ended March 31, 2020, a decrease of $9.3 million, or 10.8%, compared to the three months ended March 31, 2019. This decrease was driven by a $5.5 million decrease in revenue for our Downhole Technologies product line due to lower sales volumes of well construction equipment, partially offset by continued sales volume growth for our artificial lift products. Revenue for our Drilling Technologies product line declined by $5.3 million due to lower sales volumes of consumable products and capital equipment as a result of lower U.S. rig activity. These declines were partially offset by a $1.5 million increase in revenue for our Subsea product line due to higher sales of capital equipment to customers outside the oil and natural gas industry.
Completions segment — Revenue was $50.8 million for the three months ended March 31, 2020, a decrease of $43.8 million, or 46.3%, compared to the three months ended March 31, 2019. This decrease includes a $26.8 million decrease in revenue for our Stimulation and Intervention product line mainly attributable to lower capital and operating spending by our pressure pumping service customers due to the significant decline in hydraulic fracturing activity levels in the U.S. The remaining decline was driven by a $17.0 million decrease in sales volumes for our Coiled Tubing product line primarily attributable to lower U.S. completions activity and, to a lesser extent, the completion of a significant international coiled line pipe project in the first quarter of 2019.
Production segment — Revenue was $55.6 million for the three months ended March 31, 2020, a decrease of $36.4 million, or 39.6%, compared to the three months ended March 31, 2019. This decrease was driven by an $18.6 million decline in sales volumes of our valve products, particularly sales into the North America upstream and midstream oil and natural gas market, and a $17.8 million decrease in revenue for our Production Equipment product line as a result of lower sales volumes of our surface production equipment due to a decline in well completions activity.
Segment operating income (loss) and segment operating margin percentage
Segment operating loss for the three months ended March 31, 2020 was $38.1 million, a decline of $38.4 million compared to segment operating income of $0.3 million for the three months ended March 31, 2019. For the three months ended March 31, 2020, segment operating margin percentage was (20.8)% compared to 0.1% for the three months ended March 31, 2019. Segment operating margin percentage is calculated by dividing segment operating income (loss) by revenue for the period. The change in operating margin for each segment is explained as follows:
Drilling & Downhole segment — Segment operating loss was $4.1 million, or (5.4)%, for the three months ended March 31, 2020 compared to a loss of $2.5 million, or (2.9)%, for the three months ended March 31, 2019. The $1.6 million increase in segment operating loss is primarily attributable to $3.0 million of inventory write-downs and $1.6 million of employee severance costs for the three months ended March 31, 2020 partially offset by a reduction in selling, general and administrative expenses, primarily bad debt expense due to improved collections.
Completions segment — Segment operating loss was $17.3 million, or (34.1)%, for the three months ended March 31, 2020 compared to segment operating income of $6.9 million, or 7.2%, for the three months ended March 31, 2019. The decline in segment operating results is due to decreased operating leverage on lower sales volumes of our well stimulation and coiled tubing products. In addition, segment operating loss for the three months ended March 31, 2020 includes $6.1 million of impairments of operating lease right of use assets, $5.5 million of inventory write-downs, and $1.3 million of employee severance costs.
Production segment — Segment operating loss was $8.2 million, or (14.7)%, for the three months ended March 31, 2020 compared to segment operating income of $4.3 million, or 4.7%, for the three months ended March 31, 2019. The decline in segment operating results is due to decreased operating leverage on lower sales volumes. In addition, segment operating loss for the three months ended March 31, 2020 includes $3.1 million of inventory write-downs, $1.9 million of impairments of operating lease right of use assets and $1.0 million of employee severance costs. These declines in segment operating results were partially offset by a reduction in selling, general and administrative expenses, primarily lower employee related costs as a result of cost reduction actions.

Corporate — Selling, general and administrative expenses for Corporate were $8.4 million for the three months ended March 31, 2020, in line with the three months ended March 31, 2019. A decrease in employee related costs due to reductions in headcount was offset by higher professional fees. Corporate costs include, among other items, payroll related costs for management, administration, finance, legal, and human resources personnel; professional fees for legal, accounting and related services; and marketing costs.
Other items not included in segment operating income (loss)
Several items are not included in segment operating income (loss), but are included in total operating income (loss). These items include transaction expenses, impairments of intangible assets, property and equipment, and loss (gain) on the disposal of assets and other. Transaction expenses relate to legal and other advisory costs incurred in acquiring or disposing of businesses and are not considered to be part of segment operating income (loss).
In the first quarter of 2020, there was a significant decline in oil prices and a deteriorating outlook for industry market conditions with further declines forecasted for drilling and completions activity. As a result, we recognized non-cash impairment charges of $17.3 million including impairments of $12.1 million of property and equipment and $5.3 million of intangible assets.
The $4.6 million contingent consideration benefit recognized in the three months ended March 31, 2019 is related to reducing the estimated fair value of the contingent cash liability associated with the acquisition of Houston Global Heat Transfer LLC.
Other income and expense
Other income and expense includes interest expense, foreign exchange losses (gains) and other, gain on extinguishment of debt and deferred loan costs written off. We incurred $6.7 million of interest expense during the three months ended March 31, 2020, a decrease of $1.5 million compared to the three months ended March 31, 2019 due to lower average outstanding balances on our revolving credit facility.
The foreign exchange gains are primarily the result of movements in the British pound and Euro relative to the U.S. dollar. These movements in exchange rates create foreign exchange gains or losses when applied to monetary assets or liabilities denominated in currencies other than the location’s functional currency, primarily U.S. dollar denominated cash, trade account receivables and net intercompany receivable balances for our entities using a functional currency other than the U.S. dollar.
During the three months ended March 31, 2020, we repurchased an aggregate $10.9 million of principal amount of our Senior Notes for $3.4 million and recognized a net gain of $7.5 million reflecting the difference in the amount paid and the net carrying value of the extinguished debt, including debt issuance costs and unamortized debt premium. In addition, we wrote off $1.8 million of deferred loan costs due to the termination of discussions related to a potential exchange offer for our Senior Notes.
Taxes
We recorded a tax benefit of $14.4 million for the three months ended March 31, 2020, compared to a tax expense of $1.7 million for the three months ended March 31, 2019. The estimated annual effective tax rates for the three months ended March 31, 2020 and 2019 were impacted by losses in jurisdictions where the recording of a tax benefit is not available.
On March 27, 2020, President Trump signed the U.S. Coronavirus Aid, Relief, and Economic Security Act ("CARES Act") in response to the COVID-19 pandemic. The CARES Act provides relief to corporate taxpayers by permitting a five-year carryback of 2018-2020 NOLs, increasing the 30% limitation on interest expense deductibility to 50% of adjusted taxable income for 2019 and 2020, and accelerating refunds for minimum tax credit carryforwards, among other provisions. The tax effects of changes in tax laws are recognized in the period in which the law is enacted. As such, the tax benefit for the three months ended March 31, 2020 includes a $16.6 million benefit related to a carryback claim for U.S. federal tax losses based on new provisions in the CARES Act. These losses had previously been offset by a valuation allowance. The provisions in the CARES Act enable the company to now realize these losses and the related valuation allowance has been released. Furthermore, the tax expense or benefit recorded can vary from period to period depending on the Company’s relative mix of U.S. and non-U.S. earnings and losses by jurisdiction.

Liquidity and capital resources
Sources and uses of liquidity
Our internal sources of liquidity are cash on hand and cash flows from operations, while our primary external sources include trade credit and our Credit Facility and Senior Notes described below. Our primary uses of capital have been for inventories, sales on credit to our customers and ongoing maintenance and growth capital expenditures. We continually monitor potential capital sources, including equity and debt financing, to meet our investment and target liquidity requirements. Our future success and growth will be highly dependent on our ability to continue generating positive operating cash flow and access to outside sources of capital.
As of March 31, 2020, we had cash and cash equivalents of $108.9 million and $152.6 million of availability under our Credit Facility. Availability under our Credit Facility will fluctuate directionally based on the level of our eligible accounts receivable and inventory. We also expect to receive a cash refund for income taxes in 2020 of approximately $14.3 million from filing a carryback claim for U.S. federal tax losses based on new provisions in the CARES Act.
We anticipate that our future working capital requirements for our operations will fluctuate directionally with revenues. In addition, we expect total 2020 capital expenditures to be less than $5.0 million, consisting of, among other items, replacing end of life machinery and equipment and investments in our enterprise resource planning solution.
During the three months ended March 31, 2020, we repurchased an aggregate $10.9 million of principal amount of our Senior Notes for $3.4 million and recognized a net gain of $7.5 million reflecting the difference in the amount paid and the net carrying value of the extinguished debt, including debt issuance costs and unamortized debt premium. Subsequent to the end of the first quarter, we initiated a tender offer to purchase an additional amount of our Senior Notes for aggregate consideration of up to $80.0 million and we drew an additional $30.0 million on our Credit Facility. Our Credit Facility matures in July 2021, but if our outstanding Senior Notes due October 2021 are refinanced or replaced with indebtedness maturing in or after February 2023, the final maturity of the Credit Facility will automatically extend to October 2022.
We expect our available cash on-hand, cash generated by operations, including U.S. income tax refunds, and estimated availability under our Credit Facility to be adequate to fund current operations during the next 12 months. Based on existing market conditions and our expected liquidity needs, among other factors, we may use a portion of our cash flows from operations, proceeds from divestitures, securities offerings or borrowings to reduce the principal amount of debt outstanding, and will continue to pursue various opportunities to refinance the remaining Senior Notes outstanding.
To the extent that access to the capital and other financial markets is adversely affected by the effects of COVID-19, we may need to consider alternative sources of funding for some of our operations and for working capital, which may increase the cost of capital. These uncertain economic conditions may also result in the inability of our customers and other counterparties to make payments to us, on a timely basis or at all, which could adversely affect our business, cash flows, liquidity, financial condition and results of operations.
In 2019, we completed two dispositions for total consideration of $51.7 million. For additional information, see Note 4 Dispositions. We may pursue acquisitions in the future, which may be funded with cash and/or equity. Our ability to make significant additional acquisitions for cash may require us to pursue additional equity or debt financing, which we may not be able to obtain on terms acceptable to us or at all.
Our cash flows for the three months ended March 31, 2020 and 2019 are presented below (in millions):

	Three Months Ended March 31,
	2020	2019
Net cash provided by operating activities	$1.6	$17.9
Net cash used in investing activities	(0.9)	(3.6)
Net cash provided by (used in) financing activities	51.1	(32.0)
Effect of exchange rate changes on cash	(0.8)	0.2
Net increase (decrease) in cash, cash equivalents and restricted cash	$51.0	$(17.5)

Net cash provided by operating activities
Net cash provided by operating activities was $1.6 million for the three months ended March 31, 2020 compared to $17.9 million for the three months ended March 31, 2019. This decline is primarily attributable to changes in working capital which provided cash of $5.1 million for the three months ended March 31, 2019 compared to a $11.9 million use of cash for the three months ended March 31, 2020. The remainder of the decline is due to lower operating results. Net income adjusted for non-cash items provided $12.8 million of cash for the three months ended March 31, 2019 compared to $13.4 million for the three months ended March 31, 2020.
Net cash used in investing activities
Net cash used in investing activities was $0.9 million for the three months ended March 31, 2020 compared to $3.6 million for the same period in 2019 due to a $2.7 million reduction in capital expenditures for property an equipment.
Net cash provided by (used in) financing activities
Net cash provided by financing activities was $51.1 million for the three months ended March 31, 2020 compared to $32.0 million of net cash used in financing activities for the three months ended March 31, 2019. Net cash provided by financing activities includes $55.0 million of borrowings on the revolving Credit Facility partially offset by $3.4 million of cash used to repurchase Senior Notes. Net cash used in financing activities for the three months ended March 31, 2019 primarily includes $31.1 million of net repayments of debt.
Senior Notes Due 2021
As of March 31, 2020, our Senior Notes had $389.2 million principal amount outstanding, which bear interest at a rate of 6.25% per annum, payable on April 1 and October 1 of each year, and mature on October 1, 2021. The Senior Notes are senior unsecured obligations guaranteed on a senior unsecured basis by our subsidiaries that guarantee the Credit Facility and rank junior to, among other indebtedness, the Credit Facility to the extent of the value of the collateral securing the Credit Facility. See further discussion above regarding repurchases of Senior Notes.
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
Off-balance sheet arrangements
As of March 31, 2020, we had no off-balance sheet instruments or financial arrangements, other than letters of credit entered into in the ordinary course of business.
Contractual obligations
Except for the borrowings under the Credit Facility and repayments of Senior Notes discussed above, there have been no other material changes in our contractual obligations and commitments disclosed in our 2019 Annual Report on Form 10-K.
Critical accounting policies and estimates
There have been no material changes in our critical accounting policies and procedures during the three months ended March 31, 2020. For a detailed discussion of our critical accounting policies and estimates, refer to our 2019 Annual Report on Form 10-K. For recent accounting pronouncements, refer to Note 2 Recent Accounting Pronouncements.

Item 3. Quantitative and qualitative disclosures about market risk
We are currently exposed to market risk from changes in foreign currency exchange rates and changes in interest rates. From time to time, we may enter into derivative financial instrument transactions to manage or reduce our market risk, but we do not enter into derivative transactions for speculative purposes.
There have been no significant changes to our market risk since December 31, 2019. For a discussion of our exposure to market risk, refer to Part II, Item 7(a), “Quantitative and Qualitative Disclosures About Market Risk,” in our 2019 Annual Report on Form 10-K.
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
Our management, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b) as of March 31, 2020. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2020.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
Information related to Item 1. Legal Proceedings is included in Note 12 Commitments and Contingencies, which is incorporated herein by reference.
Item 1A. Risk Factors
For additional information about our risk factors, see “Risk Factors” in Item 1A of our 2019 Annual Report on Form 10-K. Except for the updates below, there have been no material changes from the risk factors disclosed in our 2019 Annual Report on Form 10-K.
The recent COVID-19 pandemic and related economic repercussions have had, and are expected to continue to have, a significant impact on our business, and depending on the duration of the pandemic and its effect on the oil and natural gas industry, could have a material adverse effect on our business, liquidity, consolidated results of operations and consolidated financial condition.
The COVID-19 pandemic and associated volatility in the oil and natural gas markets has caused us to incur additional risk. The COVID-19 pandemic has resulted in unprecedented governmental actions ordering citizens in the United States and countries around the world, including those in which we operate, to “shelter in place,” and issuing “stay at home orders.” As a result of these directives, worldwide demand for oil and natural gas has decreased significantly. In addition, instability among the OPEC+ oil producing countries led to increases in oil production, which exacerbated the already existing surplus in oil. Due to these events, the oil and natural gas industry experienced an unprecedented dual impact of a global oil demand decline coupled with the risk of a substantial increase in supply. WTI oil spot prices decreased from a high of $63 per barrel in early January 2020 to a low of $14 per barrel in late March 2020, a level which had not been experienced since March 1999, with physical markets showing signs of distress as spot prices have been negatively impacted by the lack of available storage capacity. While OPEC+ agreed in April to cut production, downward pressure on commodity prices has continued and could continue for the foreseeable future.

These events have directly affected our business and have compounded the impact from many of the risks described in our Form 10-K for the year ended December 31, 2019, including those relating to our customers’ capital spending and trends in oil and natural gas prices. Demand for our products and services has declined and is expected to further decline as our customers continue to revise their capital budgets downwards and swiftly adjust their operations in response to lower commodity prices. In addition, we are facing logistical challenges including border closures, travel restrictions and an inability to commute to certain facilities and job sites, as we provide services and products to our customers. We are also experiencing inefficiencies surrounding stay-at-home orders and remote work arrangements.

Given the nature and significance of the events described above, we are not able to enumerate all potential risks to our business; however, we believe that in addition to the impacts described above, other current and potential impacts of these recent events include, but are not limited to:
•disruption to our supply chain for raw materials essential to our business, including restrictions on importing and exporting products;
•notices from customers, suppliers and other third parties arguing that their non-performance under our contracts with them is permitted as a result of force majeure or other reasons;
•customers may also seek to delay payments, may default on payment obligations and/or seek bankruptcy protection that could delay or prevent collections of certain accounts receivable;
•liquidity challenges, including impacts related to delayed customer payments and payment defaults associated with customer liquidity issues and bankruptcies;
•a credit rating downgrade of our corporate debt and potentially higher borrowing costs in the future;
•cybersecurity issues, as digital technologies may become more vulnerable and experience a higher rate of cyberattacks in the current environment of remote connectivity;
•litigation risk and possible loss contingencies related to COVID-19 and its impact, including with respect to commercial contracts, employee matters and insurance arrangements;
•reduction of our global workforce to adjust to market conditions, including severance payments, retention issues, and an inability to hire employees when market conditions improve;
•costs associated with rationalization of our portfolio of real estate facilities, including possible exit of leases and facility closures to align with expected activity and workforce capacity;
•additional asset impairments, including an impairment of the carrying value of our intangible assets, property and equipment, along with other accounting charges as demand for our services and products decreases;
•infections and quarantining of our employees and the personnel of our customers, suppliers and other third parties in areas in which we operate;
•changes in the regulation of the production of hydrocarbons, such as the imposition of limitations on the production of oil and natural gas by states or other jurisdictions, that may result in additional limits on demand for our products and services;
•actions undertaken by national, regional and local governments and health officials to contain the virus or treat its effects; and
•a structural shift in the global economy and its demand for oil and natural gas as a result of changes in the way people work, travel and interact, or in connection with a global recession or depression.
Given the dynamic nature of these events, we cannot reasonably estimate the period of time that the COVID-19 pandemic and related market conditions will persist, the full extent of the impact they will have on our business, financial condition, results of operations or cash flows or the pace or extent of any subsequent recovery. We anticipate that 2020 will be a challenging year for us, as our customers continue to reduce their capital budgets. Therefore, we expect a substantial decline in activity from levels we experienced in the first quarter of 2020, coupled with downward pressure on the price of our products and services, and corresponding reductions in revenue and operating margins.
The confluence of events described above have had, and are expected to continue to have, a significant impact on our business, and depending on the duration of the pandemic and its effect on the oil and natural gas industry, could have, a material adverse effect on our business, liquidity, consolidated results of operations and consolidated financial condition. For more information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Market Conditions.”

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Following is a summary of our repurchases of our common stock during the three months ended March 31, 2020.

Period	Total number of shares purchased (a)	Average price paid per share	Total number of shares purchased as part of publicly announced plan or programs (b)	Maximum value of shares that may yet be purchased under the plan or program (in thousands) (b)
January 1, 2020 - January 31, 2020	1,718	$1.68	—	$49,752
February 1, 2020 - February 29, 2020	3,000	$0.99	—	$49,752
March 1, 2020 - March 31, 2020	—	$—	—	$49,752
Total	4,718	$1.24	—
(a) All of the 4,718 shares purchased during the three months ended March 31, 2020 were acquired from employees in connection with the settlement of income tax and related benefit withholding obligations arising from the vesting of restricted stock grants. These shares were not part of a publicly announced program to purchase common stock.
(b) In October 2014, our board of directors approved a program for the repurchase of outstanding shares of our common stock with an aggregate purchase amount of up to $150 million. From the inception of this program through March 31, 2020, we have repurchased approximately 4.5 million shares of our common stock for aggregate consideration of approximately $100.2 million. Remaining authorization under this program is $49.8 million.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None

Item 6. Exhibits

Exhibit
Number		DESCRIPTION

10.1**#	—	Form of Restricted Stock Unit Agreement (Employees and Consultants)

10.2**#	—	Form of Performance Share Award Agreement (Employees and Consultants)

10.3**#	—	Form of Stock Appreciation Right Agreement (Employees and Consultants - Group 1)

10.4**#	—	Form of Stock Appreciation Right Agreement (Employees and Consultants - Group 2)

10.5*#	—	Retirement and Consulting Agreement between Forum Energy Technologies, Inc. and James L. McCulloch

10.6*	—	Amendment No. 1 to the Third Amended and Restated Credit Agreement, dated as of February 3, 2020, among Forum Energy Technologies, Inc., the lenders party thereto, Wells Fargo Bank, National Association, as Administrative Agent, and the other borrowers and guarantors party thereto.

31.1**	—	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	—	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	—	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	—	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	—	Inline XBRL Instance Document

101.SCH**	—	Inline XBRL Taxonomy Extension Schema Document.

101.CAL**	—	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB**	—	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE**	—	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF**	—	Inline XBRL Taxonomy Extension Definition Linkbase Document.

104**	—	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*Previously filed.
**Filed herewith.
#Identifies management contracts and compensatory plans or arrangements.

SIGNATURES
As required by Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has authorized this report to be signed on its behalf by the undersigned authorized individuals.

FORUM ENERGY TECHNOLOGIES, INC.
Date:	May 8, 2020	By:	/s/ Pablo G. Mercado
Pablo G. Mercado
Senior Vice President and Chief Financial Officer
(As Duly Authorized Officer and Principal Financial Officer)

		By:	/s/ John McElroy
John McElroy
Corporate Controller
(As Duly Authorized Officer and Principal Accounting Officer)