Form 10-Q
period 2020-06-30
FORUM ENERGY TECHNOLOGIES, INC.
filed 2020-08-07
CIK 1401257

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________________
FORM 10-Q
___________________________________

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of August 4, 2020 there were 111,340,535 common shares outstanding.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements

Forum Energy Technologies, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Loss
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share information)	2020	2019	2020	2019
Revenue	$113,275	$245,648	$295,907	$517,490
Cost of sales	100,373	182,460	260,915	384,204
Gross profit	12,902	63,188	34,992	133,286
Operating expenses
Selling, general and administrative expenses	48,362	62,881	108,523	131,849
Transaction expenses	150	125	187	718
Impairments of intangible assets, property and equipment	112	—	17,432	—
Contingent consideration benefit	—	—	—	(4,629)
Loss (gain) on disposal of assets and other	(700)	16	(721)	36
Total operating expenses	47,924	63,022	125,421	127,974
Earnings (loss) from equity investment	—	570	—	(279)
Operating income (loss)	(35,022)	736	(90,429)	5,033
Other expense (income)
Interest expense	6,420	8,223	13,144	16,404
Foreign exchange and other losses (gains), net	631	(2,146)	(4,376)	131
Gain on extinguishment of debt	(36,285)	—	(43,744)	—
Deferred loan costs written off	130	—	1,959	—
Total other expense (income), net	(29,104)	6,077	(33,017)	16,535
Loss before income taxes	(5,918)	(5,341)	(57,412)	(11,502)
Income tax expense (benefit)	(424)	8,393	(14,774)	10,120
Net loss	(5,494)	(13,734)	(42,638)	(21,622)

Weighted average shares outstanding
Basic	111,590	109,987	111,381	109,816
Diluted	111,590	109,987	111,381	109,816
Loss per share
Basic	$(0.05)	$(0.12)	$(0.38)	$(0.20)
Diluted	(0.05)	(0.12)	(0.38)	(0.20)

Other comprehensive income (loss), net of tax:
Net loss	(5,494)	(13,734)	(42,638)	(21,622)
Change in foreign currency translation, net of tax of $0	1,900	(1,407)	(6,946)	3,427
Gain (loss) on pension liability	(22)	5	(1)	(4)
Comprehensive loss	$(3,616)	$(15,136)	$(49,585)	$(18,199)
The accompanying notes are an integral part of these condensed consolidated financial statements.

Forum Energy Technologies, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)

(in thousands, except share information)	June 30, 2020	December 31, 2019
Assets
Current assets
Cash and cash equivalents	$109,678	$57,911
Accounts receivable—trade, net of allowances of $9,450 and $9,048	89,254	154,182
Inventories, net	377,562	414,640
Prepaid expenses and other current assets	46,997	33,820
Accrued revenue	1,303	1,260
Costs and estimated profits in excess of billings	4,993	4,104
Total current assets	629,787	665,917
Property and equipment, net of accumulated depreciation	131,479	154,836
Operating lease assets	35,476	48,682
Deferred financing costs, net	828	1,243
Intangible assets, net	252,989	272,300
Deferred income taxes, net	346	654
Other long-term assets	15,953	16,365
Total assets	$1,066,858	$1,159,997
Liabilities and equity
Current liabilities
Current portion of long-term debt	$1,320	$717
Accounts payable—trade	70,200	98,720
Accrued liabilities	70,620	86,625
Deferred revenue	3,557	4,877
Billings in excess of costs and profits recognized	2,540	5,911
Total current liabilities	148,237	196,850
Long-term debt, net of current portion	412,442	398,862
Deferred income taxes, net	1,943	2,465
Operating lease liabilities	44,086	49,938
Other long-term liabilities	19,169	25,843
Total liabilities	625,877	673,958
Commitments and contingencies
Equity
Common stock, $0.01 par value, 296,000,000 shares authorized, 119,609,017 and 118,840,611 shares issued	1,196	1,189
Additional paid-in capital	1,237,574	1,231,650
Treasury stock at cost, 8,216,637 and 8,211,919 shares	(134,499)	(134,493)
Retained deficit	(547,405)	(503,369)
Accumulated other comprehensive loss	(115,885)	(108,938)
Total equity	440,981	486,039
Total liabilities and equity	$1,066,858	$1,159,997
The accompanying notes are an integral part of these condensed consolidated financial statements.

Forum Energy Technologies, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
(in thousands)	2020	2019
Cash flows from operating activities
Net loss	$(42,638)	$(21,622)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation expense	13,296	15,067
Amortization of intangible assets	13,371	17,608
Impairments of intangible assets, property and equipment	17,432	—
Impairments of operating lease assets	9,338	2,022
Inventory write down	16,379	1,564
Stock-based compensation expense	5,760	8,262
Loss from unconsolidated subsidiary	—	279
Contingent consideration benefit	—	(4,629)
Gain on extinguishment of debt	(43,744)	—
Deferred loan costs written off	1,959	—
Deferred income taxes	385	6,047
Noncash losses and other, net	686	2,471
Changes in operating assets and liabilities
Accounts receivable—trade	60,900	24,087
Inventories	18,279	8,333
Prepaid expenses and other assets	(13,236)	(1,268)
Cost and estimated profit in excess of billings	(957)	705
Accounts payable, deferred revenue and other accrued liabilities	(56,198)	(17,216)
Billings in excess of costs and estimated profits earned	(3,089)	(926)
Net cash provided by (used in) operating activities	$(2,077)	$40,784
Cash flows from investing activities
Capital expenditures for property and equipment	(1,538)	(9,271)
Proceeds from sale of business, property and equipment	1,336	425
Net cash used in investing activities	$(202)	$(8,846)
Cash flows from financing activities
Borrowings of debt	85,000	82,000
Repayments of debt	(28,180)	(123,083)
Repurchases of stock	(181)	(1,037)
Deferred financing costs	(2,259)	—
Net cash provided by (used in) financing activities	$54,380	$(42,120)

Effect of exchange rate changes on cash	(334)	306

Net increase (decrease) in cash, cash equivalents and restricted cash	51,767	(9,876)
Cash, cash equivalents and restricted cash at beginning of period	57,911	47,241
Cash, cash equivalents and restricted cash at end of period	$109,678	$37,365

Noncash activities
Operating lease right of use assets obtained in exchange for lease obligations	690	8,798
Finance lease right of use assets obtained in exchange for lease obligations	1,384	525

The accompanying notes are an integral part of these condensed consolidated financial statements.

Forum Energy Technologies, Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited)

Six Months Ended June 30, 2020
(in thousands)	Common stock	Additional paid-in capital	Treasury stock	Retained deficit	Accumulated other comprehensive income / (loss)	Total equity
Balance at December 31, 2019	$1,189	$1,231,650	$(134,493)	$(503,369)	$(108,938)	$486,039
Stock-based compensation expense	—	3,223	—	—	—	3,223
Restricted stock issuance, net of forfeitures	5	(178)	—	—	—	(173)
Shares issued in employee stock purchase plan	2	344	—	—	—	346
Adjustment for adoption of ASU 2016-13	—	—	—	(1,398)	—	(1,398)
Treasury stock	—	—	(6)	—	—	(6)
Currency translation adjustment	—	—	—	—	(8,846)	(8,846)
Change in pension liability	—	—	—	—	21	21
Net loss	—	—	—	(37,144)	—	(37,144)
Balance at March 31, 2020	$1,196	$1,235,039	$(134,499)	$(541,911)	$(117,763)	$442,062
Stock-based compensation expense	—	2,537	—	—	—	2,537
Restricted stock issuance, net of forfeitures	—	(2)	—	—	—	(2)
Currency translation adjustment	—	—	—	—	1,900	1,900
Change in pension liability	—	—	—	—	(22)	(22)
Net loss	—	—	—	(5,494)	—	(5,494)
Balance at June 30, 2020	$1,196	$1,237,574	$(134,499)	$(547,405)	$(115,885)	$440,981

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
In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for the fair statement of the Company’s financial position, results of operations and cash flows have been included. Operating results for the six months ended June 30, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020 or any other interim period.
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
COVID-19 Impacts
On March 11, 2020, the World Health Organization declared the current COVID-19 outbreak to be a global pandemic, and on March 13, 2020, the United States declared a national emergency. In response to these declarations and the rapid spread of COVID-19, federal, state and local governments have imposed varying degrees of restrictions on business and social activities, including quarantine and “stay-at-home” orders in the areas in which we operate. We have experienced resulting disruptions to our business operations, as these restrictions have significantly impacted many sectors of the economy, with businesses curtailing or ceasing normal operations. The ultimate impacts will depend on future developments, including, among others, the consequences of governmental and other measures designed to prevent the spread of the virus, the development of effective treatments, the duration of the outbreak, actions taken by governmental authorities, customers, suppliers and other thirds parties, workforce availability, and the timing and extent to which normal economic and operating conditions resume. While we cannot estimate with any degree of certainty the full impact of the COVID-19 outbreak on our liquidity, financial condition and future results of operations, we expect the adverse impacts on our financial results from COVID-19 to continue in future quarters.
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

Forum Energy Technologies, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Accounting Standards Adopted in 2020
Financial Instruments—Credit Losses. In June 2016, the FASB issued ASU No. 2016-13 Financial Instruments—Credit Losses (Topic 326), which introduced an expected credit loss methodology for the impairment of financial assets measured at amortized cost basis. It requires an entity to estimate credit losses expected over the life of an exposure based on historical information, current information, and reasonable and supportable forecasts, including estimates of prepayments. The amendments affect loans, debt securities, trade receivables, net investments in leases, off-balance-sheet credit exposures, reinsurance receivables, and any other financial assets not excluded from the scope that have the contractual right to receive cash. We adopted this new standard as of January 1, 2020. The adoption of this standard resulted in a noncash cumulative effect adjustment to increase our allowance for doubtful accounts and increase our retained deficit by $1.4 million. The new standard did not materially affect our unaudited Condensed Consolidated Statement of Comprehensive Loss for the six months ended June 30, 2020.
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
Subsidiary Guarantees. In March 2020, the SEC adopted amendments to the financial disclosure requirements applicable to registered debt offerings that include credit enhancements, such as subsidiary guarantees, in Rule 3-10 of Regulation S-X. The amended rule focuses on providing material, relevant and decision-useful information regarding guarantees and other credit enhancements, while eliminating certain prescriptive requirements. We adopted these amendments as of June 30, 2020. Accordingly, combined summarized financial information has been presented only for the issuers and guarantors of our registered securities for the most recent fiscal year and the year-to-date interim period. In addition, the previous disclosures have been removed from the Notes to Condensed Consolidated Financial Statements and the new required disclosures are included in Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
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
The following table reflects the changes in our contract assets and contract liabilities balances for the six months ended June 30, 2020 (in thousands):

	June 30, 2020	December 31, 2019	Increase / (Decrease)
			$	%
Accrued revenue	$1,303	$1,260
Costs and estimated profits in excess of billings	4,993	4,104
Contract assets	$6,296	$5,364	$932	17%

Deferred revenue	$3,557	$4,877
Billings in excess of costs and profits recognized	2,540	5,911
Contract liabilities	$6,097	$10,788	$(4,691)	(43)%
During the six months ended June 30, 2020, our contract assets increased by $0.9 million and our contract liabilities decreased by $4.7 million due to the timing of billings for projects within our Subsea product line.
During the six months ended June 30, 2020, we recognized revenue of $8.8 million that was included in the contract liability balance at the beginning of the period.
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

Forum Energy Technologies, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
5. Inventories
Our significant components of inventory at June 30, 2020 and December 31, 2019 were as follows (in thousands):

	June 30, 2020	December 31, 2019
Raw materials and parts	$173,725	$172,082
Work in process	19,427	29,972
Finished goods	253,329	278,661
Gross inventories	446,481	480,715
Inventory reserve	(68,919)	(66,075)
Inventories	$377,562	$414,640

6. Intangible Assets
Intangible assets consisted of the following as of June 30, 2020 and December 31, 2019, respectively (in thousands):

	June 30, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Intangibles	Amortization Period (In Years)
Customer relationships	$268,245	$(109,828)	$158,417	10-15
Patents and technology	90,504	(22,827)	67,677	5-19
Non-compete agreements	188	(118)	70	2-6
Trade names	42,045	(21,053)	20,992	7-19
Distributor relationships	14,120	(12,443)	1,677	15-22
Trademarks	5,089	(933)	4,156	15
Intangible Assets Total	$420,191	$(167,202)	$252,989

	December 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Intangibles	Amortization Period (In Years)
Customer relationships	$281,052	$(110,410)	$170,642	10 - 15
Patents and technology	92,498	(20,819)	71,679	5 - 19
Non-compete agreements	190	(100)	90	2 - 6
Trade names	43,284	(21,015)	22,269	7 - 19
Distributor relationships	22,160	(18,866)	3,294	15 - 22
Trademarks	5,089	(763)	4,326	15
Intangible Assets Total	$444,273	$(171,973)	$272,300

7. Impairments of Long-Lived Assets
Long-lived assets with definite lives are tested for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. During the six months ended June 30, 2020, the COVID-19 pandemic and associated preventative actions taken around the world to mitigate its spread caused oil demand to deteriorate and economic activity to decrease. As a result, oil prices declined significantly during the period and created an extremely challenging market for all sub-sectors of the oil and natural gas industry. In addition, responses to the spread of COVID-19, including significant government restrictions on movement, are continuing to drive sharp declines in global economic activity.

Forum Energy Technologies, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
As a result, and in connection with the preparation of our financial statements, we determined that certain long-lived assets were impaired as their carrying values exceeded their fair values. We recognized the following impairment charges during the six months ended June 30, 2020 (in thousands):

Impairments of:	Drilling & Downhole	Completions	Production	Total Impairments
Property and equipment (1)	$1,068	$9,608	$1,498	$12,174
Intangible assets (2)	5,258	—	—	$5,258
Operating lease right of use assets (3)	1,284	6,139	1,915	$9,338
Total impairments	$7,610	$15,747	$3,413	$26,770
(1) These charges are included in Impairments of intangible assets, property and equipment in the condensed consolidated statements of comprehensive loss.
(2) These charges are included in Impairments of intangible assets, property and equipment in the condensed consolidated statements of comprehensive loss and include primarily customer relationships, technology and distributor relationships.
(3) $8.6 million of these charges are included in Cost of sales and $0.7 million is included in Selling, general and administrative expenses in the condensed consolidated statements of comprehensive loss.
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

Forum Energy Technologies, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
8. Debt
Notes payable and lines of credit as of June 30, 2020 and December 31, 2019 consisted of the following (in thousands):

	June 30, 2020	December 31, 2019
6.25% Notes due October 2021	$328,144	$400,000
Unamortized debt premium	466	770
Debt issuance cost	(2,692)	(3,232)
Senior secured revolving credit facility	85,000	—
Other debt	2,844	2,041
Total debt	413,762	399,579
Less: current maturities	(1,320)	(717)
Long-term debt	$412,442	$398,862
6.25% Notes Due 2021
In October 2013, we issued $300.0 million of 6.25% unsecured notes due 2021 at par, and in November 2013, we issued an additional $100.0 million aggregate principal amount of the notes at a price of 103.25% of par (the “2021 Notes”). The 2021 Notes bear interest at a rate of 6.25% per annum, payable on April 1 and October 1 of each year, and mature on October 1, 2021. The 2021 Notes are unsecured obligations, and are guaranteed on an unsecured basis by our subsidiaries that guarantee the Credit Facility and rank junior to, among other indebtedness, the Credit Facility to the extent of the value of the collateral securing the Credit Facility. During the six months ended June 30, 2020, we repurchased an aggregate $71.9 million of principal amount of our 2021 Notes for $27.6 million and recognized a net gain of $43.7 million reflecting the difference in the amount paid and the net carrying value of the extinguished debt, including debt issuance costs and unamortized debt premium.
During the third quarter, we exchanged $315.5 million of the existing 2021 Notes for new 9.00% convertible secured notes due July 2025 (the “2025 Notes”). The 2025 Notes pay interest at a rate of 9.00%, of which 6.25% will be payable in cash and 2.75% will be payable at the Company's option in cash or additional notes. The 2025 Notes are secured by a first lien on substantially all of the Company’s assets, except for Credit Facility collateral, which secures the 2025 Notes on a second lien basis. A portion of the 2025 Notes equal to $150.0 million total principal amount is mandatorily convertible into common stock on a pro rata basis at a conversion price of $1.35 per share, subject, however, to the condition that the average of the daily trading prices for the common stock over the preceding 20-trading day period is at least $1.50 per share. Holders of the 2025 Notes also have optional conversion rights in the event that the Company elects to redeem the 2025 Notes in cash and at the final maturity of the new notes.
Credit Facility
In August 2020, we amended the Credit Facility as further discussed below. As of June 30, 2020, our credit facility ("Credit Facility") provides revolving credit commitments of $300.0 million (with a sublimit of up to $45.0 million available for the issuance of letters of credit for the account of the Company and certain of its domestic subsidiaries) (the “U.S. Line”), of which up to $30.0 million is available to certain of our Canadian subsidiaries for loans in U.S. or Canadian dollars (with a sublimit of up to $3.0 million available for the issuance of letters of credit for the account of our Canadian subsidiaries) (the “Canadian Line”). Lender commitments under the Credit Facility, subject to certain limitations, may be increased by an additional $100.0 million.
Availability under the Credit Facility is subject to a borrowing base calculated by reference to eligible accounts receivable in the U.S., Canada and certain other jurisdictions (subject to a cap) and eligible inventory in the U.S. and Canada. Such eligible accounts receivable and eligible inventory serve as collateral for the Credit Facility. Our borrowing capacity under the Credit Facility could be reduced or eliminated, depending on future fluctuations in our receivables and inventory. As of June 30, 2020, our total borrowing base was $197.4 million, of which $85.0 million was drawn and $28.2 million was used for security of outstanding letters of credit, resulting in remaining availability of $84.2 million.

Forum Energy Technologies, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Borrowings under the U.S. Line bear interest at a rate equal to, at our option, either (a) the LIBOR rate or (b) a base rate determined by reference to the highest of (i) the rate of interest per annum determined from time to time by Wells Fargo as its prime rate in effect at its principal office in San Francisco, (ii) the federal funds rate plus 0.50% per annum and (iii) the one-month adjusted LIBOR plus 1.00% per annum, in each case plus an applicable margin. Borrowings under the Canadian Line bear interest at a rate equal to, at Forum Canada’s option, either (a) the CDOR rate or (b) a base rate determined by reference to the greater of (i) the prime rate for Canadian dollar commercial loans made in Canada as reported from time to time by Thomson Reuters and (ii) the CDOR rate plus 1.00%, in each case plus an applicable margin. The applicable margin for LIBOR and CDOR loans will initially range from 1.75% to 2.25%, depending upon average excess availability under the Credit Facility. After the first quarter in which our total net leverage ratio is less than or equal to 4.00:1.00, the applicable margin for LIBOR and CDOR loans will range from 1.50% to 2.00%, depending upon average excess availability under the Credit Facility. The weighted average interest rate under the Credit Facility was approximately 2.30% for the six months ended June 30, 2020.
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
Concurrent with the completion of the 2021 Notes exchange, the Credit Facility was amended to, among other things, reduce the size of the commitments from $300.0 million to $250.0 million; allow the holders of the 2025 Notes to hold a second lien on the accounts receivable and inventory assets backing the Credit Facility and a first lien on all other assets; increase the applicable margin for LIBOR and CDOR loans to 2.50% per annum and the applicable margin for base rate loans to 1.50% per annum; change the maturity date to March 31, 2021, subject to an extension to October 30, 2022 upon the occurrence of certain events; add a limit on the borrowing base so that the amount of eligible inventory included in the borrowing base is restricted to the lesser of 80% of the total borrowing base or $130 million; establish a limit on our cash balance if there are outstanding borrowings on the Credit Facility; add a cross-default to the 2025 Notes; and modify the financial covenant testing clause to require excess availability under the Credit Facility to be at least the greater of 12.5% of the borrowing base and $31.25 million.
Deferred Loan Costs
We have incurred loan costs that have been deferred and are amortized to interest expense over the term of the 2021 Notes and the Credit Facility. During the six months ended June 30, 2020, we wrote off $2.0 million of deferred loan costs due to the termination of previous discussions related to a potential exchange offer for our 2021 Notes.
Other Debt
Other debt consists primarily of various capital leases.
Letters of Credit and Guarantees
We execute letters of credit in the normal course of business to secure the delivery of product from specific vendors and also to guarantee our fulfillment of performance obligations relating to certain large contracts. We had $29.0 million and $24.5 million in total outstanding letters of credit as of June 30, 2020 and December 31, 2019, respectively.
9. Income Taxes
For interim periods, our income tax expense or benefit is computed based on our estimated annual effective tax rate and any discrete items that impact the interim periods. For the three months and six months ended June 30, 2020, we recorded a tax benefit of $0.4 million and $14.8 million, respectively, compared to tax expense of $8.4 million and $10.1 million for the three months and six months ended June 30, 2019, respectively.
On March 27, 2020, President Trump signed the U.S. Coronavirus Aid, Relief, and Economic Security Act ("CARES Act") in response to the COVID-19 pandemic. The CARES Act provides relief to corporate taxpayers by permitting a

Forum Energy Technologies, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
five-year carryback of 2018-2020 NOLs, increasing the 30% limitation on interest expense deductibility to 50% of adjusted taxable income for 2019 and 2020, and accelerating refunds for minimum tax credit carryforwards, among other provisions. The tax effects of changes in tax laws are recognized in the period in which the law is enacted. As such, the tax benefit for the six months ended June 30, 2020 includes a $16.6 million benefit related to a carryback claim for U.S. federal tax losses based on new provisions in the CARES Act. These losses had previously been offset by a valuation allowance. The provisions in the CARES Act enable the company to now realize these losses and the related valuation allowance has been released.
The estimated annual effective tax rates for the six months ended June 30, 2020 and 2019 were impacted by losses in jurisdictions where the recording of a tax benefit is not available. For the three and six months ended June 30, 2019, tax expense includes an increase in our valuation allowance of $5.9 million to write down our deferred tax assets in the U.S. and Saudi Arabia to what, in our judgment, is more likely than not realizable. Furthermore, the tax expense or benefit recorded can vary from period to period depending on the Company's relative mix of U.S. and non-U.S. earnings and losses by jurisdiction.
We have deferred tax assets related to net operating loss carryforwards in the U.S. and in certain states and foreign jurisdictions. We recognize deferred tax assets to the extent that we believe these assets are more likely than not to be realized. In making such a determination, we consider all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning and recent operating results. As of June 30, 2020, we do not anticipate being able to fully utilize all of the losses prior to their expiration in the following jurisdictions: the U.S., the U.K., Germany, Singapore, Saudi Arabia and China. As a result, we have certain valuation allowances against our deferred tax assets as of June 30, 2020.
10. Fair Value Measurements
The Company had $85.0 million and zero borrowings outstanding under the Credit Facility at June 30, 2020 and December 31, 2019, respectively. The Credit Facility incurs interest at a variable interest rate, and therefore, the carrying amount approximates fair value. The fair value of the debt is classified as a Level 2 measurement because interest rates charged are similar to other financial instruments with similar terms and maturities.
The fair value of our 2021 Notes is estimated using Level 2 inputs in the fair value hierarchy and is based on quoted prices for those or similar instruments. At June 30, 2020, the fair value and the carrying value of our 2021 Notes approximated $137.1 million and $325.9 million, respectively. At December 31, 2019, the fair value and the carrying value of our 2021 Notes approximated $354.0 million and $397.5 million, respectively.
There were no other outstanding financial assets as of June 30, 2020 and December 31, 2019 that required measuring the amounts at fair value. We did not change our valuation techniques associated with recurring fair value measurements from prior periods, and there were no transfers between levels of the fair value hierarchy during the six months ended June 30, 2020.

Forum Energy Technologies, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
11. Business Segments
The Company reports results of operations in the following three reporting segments: Drilling & Downhole, Completions and Production. The amounts indicated below as “Corporate” relate to costs and assets not allocated to the reportable segments. Summary financial data by segment follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenue:
Drilling & Downhole	$47,183	$82,352	123,826	168,292
Completions	17,583	81,520	68,406	176,179
Production	48,597	83,255	104,202	175,250
Eliminations	(88)	(1,479)	(527)	(2,231)
Total revenue	$113,275	$245,648	$295,907	$517,490

Operating income (loss)
Drilling & Downhole	$(9,399)	$1,342	$(13,544)	$(1,157)
Completions	(17,813)	2,841	(35,131)	9,692
Production	(1,057)	3,589	(9,236)	7,924
Corporate	(7,191)	(6,895)	(15,620)	(15,301)
Segment operating income (loss)	(35,460)	877	(73,531)	1,158
Transaction expenses	150	125	187	718
Impairments of intangible assets, property and equipment	112	—	17,432	—
Contingent consideration benefit	—	—	—	(4,629)
Loss (gain) on disposal of assets and other	(700)	16	(721)	36
Operating income (loss)	$(35,022)	$736	$(90,429)	$5,033
A summary of consolidated assets by reportable segment is as follows (in thousands):

	June 30, 2020	December 31, 2019
Drilling & Downhole	$351,412	$407,779
Completions	425,128	496,714
Production	151,914	186,786
Corporate	138,404	68,718
Total assets	$1,066,858	$1,159,997
Corporate assets primarily include cash, certain prepaid assets and deferred loan costs.

Forum Energy Technologies, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
The following table presents our revenues disaggregated by product line (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Drilling Technologies	$19,971	$37,311	$56,609	$79,237
Downhole Technologies	12,673	28,785	37,624	59,210
Subsea Technologies	14,539	16,256	29,593	29,845
Stimulation and Intervention	8,520	46,898	32,996	98,209
Coiled Tubing	9,063	34,622	35,410	77,970
Production Equipment	19,430	33,009	38,179	69,577
Valve Solutions	29,167	50,246	66,023	105,673
Eliminations	(88)	(1,479)	(527)	(2,231)
Total revenue	$113,275	$245,648	$295,907	$517,490
The following table presents our revenues disaggregated by geography (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
United States	$70,296	$183,700	$194,186	$380,667
Canada	11,599	13,754	19,551	30,217
Europe & Africa	8,458	17,815	19,604	35,412
Middle East	10,007	12,460	23,147	31,745
Asia-Pacific	4,030	11,459	22,823	26,218
Latin America	8,885	6,460	16,596	13,231
Total Revenue	$113,275	$245,648	$295,907	$517,490

12. Commitments and Contingencies
In the ordinary course of business, the Company is, and in the future could be, involved in various pending or threatened legal actions that may or may not be covered by insurance. Management has reviewed such pending judicial and legal proceedings and the availability and limits of insurance coverage, and has established reserves that are believed to be appropriate in light of those outcomes that are considered to be probable and can be reasonably estimated. The reserves accrued at June 30, 2020 and December 31, 2019, respectively, are immaterial. It is management’s opinion that the Company’s ultimate liability, if any, with respect to these actions is not expected to have a material adverse effect on the Company’s financial position, results of operations or cash flows.

Forum Energy Technologies, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
13. Earnings Per Share
The calculation of basic and diluted earnings per share for each period presented was as follows (dollars and shares in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net loss	$(5,494)	$(13,734)	(42,638)	(21,622)

Basic - weighted average shares outstanding	111,590	109,987	111,381	109,816
Dilutive effect of stock options and restricted stock	—	—	—	—
Diluted - weighted average shares outstanding	111,590	109,987	111,381	109,816

Loss per share
Basic	$(0.05)	$(0.12)	$(0.38)	$(0.20)
Diluted	$(0.05)	$(0.12)	$(0.38)	$(0.20)
The calculation of diluted loss per share excludes all potentially dilutive shares for the three and six months ended June 30, 2020 and 2019 as there were net losses for these periods.
14. Stockholders' Equity
Stock-based compensation
During the six months ended June 30, 2020, the Company granted 2,250,360 shares of restricted stock units that vest ratably over 3 years.
During the six months ended June 30, 2020, the Company granted performance awards with a market condition that are payable in either cash or shares of the Company's common stock. The performance awards granted may settle for between zero and three times the award's cash target amount. The award amount issued pursuant to the performance award agreements will be determined based on the total shareholder return of the Company’s common stock as compared to a group of peer companies measured over a three year performance period. As our intention is to settle the awards in cash, we will account for these as liability classified awards. As such, compensation expense will be recognized over the requisite three-year service period with subsequent changes in the estimated fair value of the award recognized as a cumulative adjustment to compensation cost in the period in which the change in estimate occurs.
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
Overview
We are a global oilfield products company, serving the drilling, downhole, subsea, completions and production sectors of the oil and natural gas industry. We design, manufacture and distribute products and engage in aftermarket services, parts supply and related services that complement our product offering. The Company's products include highly engineered capital equipment as well as products that are consumed in the drilling, well construction, production and transportation of oil and natural gas. Our product offering includes a mix of frequently replaced consumable products and highly engineered capital products. Our consumable products are used in drilling, well construction and completions activities, within the supporting infrastructure, and at processing centers and refineries. Our engineered capital products are directed at drilling rig equipment for new rigs, upgrades and refurbishment projects, subsea construction and development projects, pressure pumping equipment, the placement of production equipment on new producing wells, and downstream capital projects. For the six months ended June 30, 2020, approximately 83% of our revenue was derived from consumable products and activity-based equipment, while the balance was primarily derived from capital products with a small amount from rental and other services.
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
During the first half of 2020, the COVID-19 pandemic and associated actions taken around the world to mitigate the spread of COVID-19 caused a significant decline in economic activity and oil demand. At the same time, the OPEC+ oil producing nations ("OPEC+") increased production in an effort to grow market share, which further exacerbated the imbalance between supply and demand. The combination of these shocks in both supply and demand caused a significant decline in oil prices during the first quarter of 2020 and created an extremely challenging market for all sub-sectors of the oil and natural gas industry throughout the second quarter of 2020.

In response to the low level of oil prices in the second quarter of 2020, the OPEC+ agreed to a significant cut in oil production and North American exploration and production companies significantly reduced supply by shutting in producing wells and aggressively decreasing drilling and completion activities. Although oil demand and prices have increased from the lows reached at the beginning of the second quarter, they remain at levels that are uneconomic for many exploration and production companies. This has driven further declines in the global rig count and North America completions activities.

Due to the poor market conditions, exploration and production companies in North America are under pressure to reduce existing production and minimize capital and maintenance expenditures. As a result, we have experienced a material reduction in demand for many of our products and consequently, our revenue. We expect this to have a significant negative impact on demand for our products and results of operations.

Activity levels in international regions, as well as global offshore and subsea activity, have also been impacted by COVID-19 related activity disruptions. However, international revenue for our drilling and subsea capital equipment offerings have not declined as sharply due to longer project timelines for international drilling customers and diversification of our subsea product line revenue outside of the oil and natural gas industry. Despite this, we anticipate that revenue for our international regions will continue to remain far below the level achieved during the last newbuild cycle due to lower oil demand and oversupply of relatively new or recently upgraded equipment.

Demand for products in our Valve Solutions product line is driven by capital projects and maintenance spending for refineries, petrochemical plants and pipelines. As such, revenue for our Valve Solutions product line has also been affected by lower energy prices, but to a lesser extent compared to our other product lines. The impacts of COVID-19 on the global economy have also negatively impacted demand for our valves products. In addition, revenue for our Valve Solutions product line has been under pressure due to our distribution customers’ increased focus on decreasing the quantity of valves in their inventories in order to generate positive free cash flow.

Although we have experienced some operational inefficiencies as a result of COVID-19, our manufacturing facilities and business operations have not experienced work stoppages due to COVID-19 or resulting government regulations. However, in response to the decline in demand for our products and reductions in revenue, we have implemented several cost reduction actions, including exiting certain facilities, lowering headcount, reducing salaries for executive officers and the broader workforce, suspension of the Company’s matching contribution to the U.S. and Canada defined contribution retirement plans, and furloughs for select employee groups.

The table below shows average crude oil and natural gas prices for West Texas Intermediate crude oil (“WTI”), United Kingdom Brent crude oil (“Brent”), and Henry Hub natural gas:

	Three Months Ended
	June 30,	March 31,	June 30,
	2020	2020	2019
Average global oil, $/bbl
West Texas Intermediate	$27.96	$45.34	$59.88
United Kingdom Brent	$29.70	$50.27	$69.04

Average North American Natural Gas, $/Mcf
Henry Hub	$1.70	$1.90	$2.57
The price of oil varied dramatically during the first half of 2020 with the spot prices for WTI and Brent falling from $61.14 and $67.77 per barrel, respectively, as of December 31, 2019 to lows below $15.00 per barrel in April 2020 followed by a partial recovery to $39.27 and $41.64 per barrel, respectively, as of June 30, 2020. We expect oil prices to remain below prior year levels due to lower demand due to the impacts of COVID-19 and supply surpluses. Natural gas prices also declined in the second quarter of 2020 with average price levels approximately 11% and 34% lower compared to the first quarter of 2020 and the second quarter of 2019, respectively.
The table below shows the average number of active drilling rigs, based on the weekly Baker Hughes Incorporated rig count, operating by geographic area and drilling for different purposes.

	Three Months Ended
	June 30,	March 31,	June 30,
	2020	2020	2019
Active Rigs by Location
United States	392	785	989
Canada	25	205	82
International	834	1,074	1,109
Global Active Rigs	1,251	2,064	2,180

Land vs. Offshore Rigs
Land	1,029	1,796	1,908
Offshore	222	268	272
Global Active Rigs	1,251	2,064	2,180

U.S. Commodity Target
Oil/Gas	308	671	805
Gas	82	112	184
Unclassified	2	2	—
Total U.S. Active Rigs	392	785	989

U.S. Well Path
Horizontal	353	704	868
Vertical	14	34	50
Directional	25	47	71
Total U.S. Active Rigs	392	785	989
A substantial portion of our revenue is impacted by the level of rig activity and the number of wells completed. The average U.S. rig count for the second quarter of 2020 was 50% and 60% lower compared to the first quarter of 2020 and the second quarter of 2019, respectively. The U.S. rig count was 805 at the beginning of 2020. Since then, the number of working rigs has fallen approximately 69% to 251 rigs as of July 31, 2020. Active rig levels for the remainder of 2020 are projected to remain significantly below prior year levels.

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
The table below shows the amount of total inbound orders by segment:

(in millions of dollars)	Three Months Ended			Six Months Ended
	June 30,	March 31,	June 30,	June 30,	June 30,
	2020	2020	2019	2020	2019
Drilling & Downhole	$42.3	$70.0	$78.3	$112.3	$160.3
Completions	14.2	49.9	70.7	64.1	151.0
Production	29.1	50.7	75.6	79.8	155.5
Total Orders	$85.6	$170.6	$224.6	$256.2	$466.8

Results of operations
Three months ended June 30, 2020 compared with three months ended June 30, 2019

	Three Months Ended June 30,		Change
(in thousands of dollars, except per share information)	2020	2019	$	%
Revenue:
Drilling & Downhole	$47,183	$82,352	$(35,169)	(42.7)%
Completions	17,583	81,520	(63,937)	(78.4)%
Production	48,597	83,255	(34,658)	(41.6)%
Eliminations	(88)	(1,479)	1,391	*
Total revenue	113,275	245,648	(132,373)	(53.9)%
Operating income (loss):
Drilling & Downhole	$(9,399)	$1,342	$(10,741)	(800.4)%
Operating margin %	(19.9)%	1.6%
Completions	(17,813)	2,841	(20,654)	(727.0)%
Operating margin %	(101.3)%	3.5%
Production	(1,057)	3,589	(4,646)	(129.5)%
Operating margin %	(2.2)%	4.3%
Corporate	(7,191)	(6,895)	(296)	(4.3)%
Total segment operating income (loss)	(35,460)	877	(36,337)	(4,143.3)%
Operating margin %	(31.3)%	0.4%
Transaction expenses	150	125	25	*
Impairments of property and equipment	112	—	112	*
Loss (gain) on disposal of assets and other	(700)	16	(716)	*
Operating income (loss)	(35,022)	736	(35,758)	(4,858.4)%
Interest expense	6,420	8,223	(1,803)	(21.9)%
Foreign exchange losses (gains) and other, net	631	(2,146)	2,777	*
Gain on extinguishment of debt	(36,285)	—	(36,285)	*
Deferred loan costs written off	130	—	130	*
Total other (income) expense, net	(29,104)	6,077	(35,181)	(578.9)%
Loss before income taxes	(5,918)	(5,341)	(577)	(10.8)%
Income tax expense (benefit)	(424)	8,393	(8,817)	(105.1)%
Net loss	$(5,494)	$(13,734)	$8,240	60.0%

Weighted average shares outstanding
Basic	111,590	109,987
Diluted	111,590	109,987
Loss per share
Basic	$(0.05)	$(0.12)
Diluted	$(0.05)	$(0.12)
* not meaningful
We sold our equity interest in Ashtead in the third quarter of 2019. Therefore, our results of operations for the second quarter of 2020 may not be comparable to the results of operations for the second quarter of 2019. Refer to Note 4 Dispositions for additional information.

Revenue
Our revenue for the three months ended June 30, 2020 was $113.3 million, a decrease of $132.4 million, or 53.9%, compared to the three months ended June 30, 2019. For the three months ended June 30, 2020, our Drilling & Downhole, Completions, and Production segments comprised 41.7%, 15.4%, and 42.9% of our total revenue, respectively, which compared to 33.5%, 32.6%, and 33.9% of our total revenue, respectively, for the three months ended June 30, 2019. The overall decline in revenue is primarily related to lower sales volumes in the U.S. market due to the significant decrease in U.S. drilling and completions activity levels. The changes in revenue by operating segment consisted of the following:
Drilling & Downhole segment — Revenue was $47.2 million for the three months ended June 30, 2020, a decrease of $35.2 million, or 42.7%, compared to the three months ended June 30, 2019. This decrease was driven by a $17.3 million decline in revenue for our Drilling Technologies product line due to lower sales volumes of consumable products and capital equipment as a result of a 60% decline in U.S. rig activity year-over-year. Revenue for our Downhole Technologies product line decreased by $16.1 million due to lower sales volumes of artificial lift products and well construction equipment due to the significant decrease in drilling activity and the number of wells completed in the second quarter of 2020. The $1.7 million decline in revenue for our Subsea Technologies product line was relatively less than other product lines due to the diversification of sales of capital equipment to customers outside the oil and natural gas industry.
Completions segment — Revenue was $17.6 million for the three months ended June 30, 2020, a decrease of $63.9 million, or 78.4%, compared to the three months ended June 30, 2019. This decrease includes a $38.4 million decrease in revenue for our Stimulation and Intervention product line primarily attributable to lower spending by our pressure pumping service customers due to the significant decline in hydraulic fracturing activity levels in the U.S. The remaining decline was driven by a $25.6 million decrease in sales volumes for our Coiled Tubing product line primarily attributable to lower U.S. completions activity.
Production segment — Revenue was $48.6 million for the three months ended June 30, 2020, a decrease of $34.7 million, or 41.6%, compared to the three months ended June 30, 2019. This decrease was driven by a $21.1 million decline in sales volumes of our valve products, particularly sales into the North America upstream and midstream oil and natural gas market, and a $13.6 million decrease in revenue for our Production Equipment product line as a result of lower sales volumes of our surface production equipment due to a decline in well completions activity.
Segment operating income (loss) and segment operating margin percentage
Segment operating loss for the three months ended June 30, 2020 was $35.5 million, a decline of $36.3 million compared to segment operating income of $0.9 million for the three months ended June 30, 2019. For the three months ended June 30, 2020, segment operating margin percentage was (31.3)% compared to 0.4% for the three months ended June 30, 2019. Segment operating margin percentage is calculated by dividing segment operating income (loss) by revenue for the period. The change in operating income (loss) for each segment is explained as follows:
Drilling & Downhole segment — Segment operating loss was $9.4 million, or (19.9)%, for the three months ended June 30, 2020 compared to segment operating income of $1.3 million, or 1.6%, for the three months ended June 30, 2019. The $10.7 million decline in segment operating results is primarily attributable to lower gross profit from the 42.7% decline in segment revenues as well as employee severance and facility closure costs incurred in the second quarter of 2020. These declines in segment operating results were partially offset by lower employee related costs due to headcount, salary and other cost reductions implemented since the second quarter of 2019.
Completions segment — Segment operating loss was $17.8 million, or (101.3)%, for the three months ended June 30, 2020 compared to segment operating income of $2.8 million, or 3.5%, for the three months ended June 30, 2019. The $20.7 million decline in segment operating results is due to the reduction in gross profit from the 78.4% decline in revenues, partially offset by lower employee related costs and facilities costs due to cost reductions implemented since the second quarter of 2019.
Production segment — Segment operating loss was $1.1 million, or (2.2)%, for the three months ended June 30, 2020 compared to segment operating income of $3.6 million, or 4.3%, for the three months ended June 30, 2019. The decline in segment operating results is due to lower gross profit from the 41.6% decline in revenue, partially offset by lower employee related costs due to headcount, salary and other cost reductions implemented since the second quarter of 2019.

Corporate — Selling, general and administrative expenses for Corporate were $7.2 million for the three months ended June 30, 2020, a $0.3 million increase compared to the three months ended June 30, 2019. Reductions in employee related costs from headcount, salary and other cost reductions were more than offset by higher legal professional fees in the three months ended June 30, 2020. Corporate costs include, among other items, payroll related costs for management, administration, finance, legal, and human resources personnel; professional fees for legal, accounting and related services; and marketing costs.
Other items not included in segment operating income (loss)
Several items are not included in segment operating income (loss), but are included in total operating income (loss). These items include transaction expenses, impairments of property and equipment, and loss (gain) on the disposal of assets and other. Transaction expenses relate to legal and other advisory costs incurred in acquiring or disposing of businesses and are not considered to be part of segment operating income (loss).
Other income and expense
Other income and expense includes interest expense, foreign exchange losses (gains) and other, gain on extinguishment of debt and deferred loan costs written off. We incurred $6.4 million of interest expense during the three months ended June 30, 2020, a decrease of $1.8 million compared to the three months ended June 30, 2019 due to lower outstanding balances on our revolving Credit Facility and a reduction in the amount of 2021 Notes outstanding.
The foreign exchange losses (gains) are primarily the result of movements in the British pound and Euro relative to the U.S. dollar. These movements in exchange rates create foreign exchange gains or losses when applied to monetary assets or liabilities denominated in currencies other than the location’s functional currency, primarily U.S. dollar denominated cash, trade account receivables and net intercompany receivable balances for our entities using a functional currency other than the U.S. dollar.
During the three months ended June 30, 2020, we repurchased an aggregate $61.0 million of principal amount of our 2021 Notes for $24.3 million and recognized a net gain of $36.3 million reflecting the difference in the amount paid and the net carrying value of the extinguished debt, including debt issuance costs and unamortized debt premium.
Taxes
We recorded a tax benefit of $0.4 million for the three months ended June 30, 2020, compared to a tax expense of $8.4 million for the three months ended June 30, 2019. Tax expense for the three months ended June 30, 2019 included an increase in our valuation allowance of $5.9 million to write down our deferred tax assets in the U.S. and Saudi Arabia. In addition, the estimated annual effective tax rate for the three months ended June 30, 2020 is different than the comparable period in 2019 primarily due to losses in jurisdictions where the recording of a tax benefit is not available. Furthermore, the tax expense or benefit recorded can vary from period to period depending on the Company’s relative mix of earnings and losses by jurisdiction.

Six months ended June 30, 2020 compared with six months ended June 30, 2019

	Six Months Ended June 30,		Favorable / (Unfavorable)
	2020	2019	$	%
(in thousands of dollars, except per share information)
Revenue:
Drilling & Downhole	$123,826	$168,292	$(44,466)	(26.4)%
Completions	68,406	176,179	(107,773)	(61.2)%
Production	104,202	175,250	(71,048)	(40.5)%
Eliminations	(527)	(2,231)	1,704	*
Total revenue	295,907	517,490	(221,583)	(42.8)%
Operating income (loss):
Drilling & Downhole	(13,544)	(1,157)	(12,387)	(1,070.6)%
Operating margin %	(10.9)%	(0.7)%
Completions	(35,131)	9,692	(44,823)	(462.5)%
Operating margin %	(51.4)%	5.5%
Production	(9,236)	7,924	(17,160)	(216.6)%
Operating margin %	(8.9)%	4.5%
Corporate	(15,620)	(15,301)	(319)	(2.1)%
Total segment operating income (loss)	(73,531)	1,158	(74,689)	(6,449.8)%
Operating margin %	(24.8)%	0.2%
Transaction expenses	187	718	531	74.0%
Impairments of intangible assets, property and equipment	17,432	—	(17,432)	*
Contingent consideration benefit	—	(4,629)	(4,629)	*
Loss (gain) on disposal of assets and other	(721)	36	757	*
Operating income (loss)	(90,429)	5,033	(95,462)	(1,896.7)%
Interest expense	13,144	16,404	3,260	19.9%
Foreign exchange losses (gains) and other, net	(4,376)	131	4,507	3,440.5%
Gain on extinguishment of debt	(43,744)	—	43,744	*
Deferred loan costs written off	1,959	—	(1,959)	*
Total other (income) expense	(33,017)	16,535	49,552	*
Loss before income taxes	(57,412)	(11,502)	(45,910)	(399.1)%
Income tax expense (benefit)	(14,774)	10,120	24,894	246.0%
Net loss	$(42,638)	$(21,622)	$(21,016)	(97.2)%

Weighted average shares outstanding
Basic	111,381	109,816
Diluted	111,381	109,816
Loss per share
Basic	$(0.38)	$(0.20)
Diluted	$(0.38)	$(0.20)
* not meaningful
We sold our equity interest in Ashtead in the third quarter of 2019. Therefore, our results of operations for the six months ended June 30, 2020 may not be comparable to historical results of operations for the six months ended June 30, 2019. Refer to Note 4 Dispositions for additional information.

Revenue
Our revenue for the six months ended June 30, 2020 was $295.9 million, a decrease of $221.6 million, or 42.8%, compared to the six months ended June 30, 2019. For the six months ended June 30, 2020, our Drilling & Downhole, Completions, and Production segments comprised 41.8%, 23.0%, and 35.2% of our total revenue, respectively, which compared to 32.5%, 33.6%, and 33.9% of our total revenue, respectively, for the six months ended June 30, 2019. The changes in revenue by operating segment consisted of the following:
Drilling & Downhole segment — Revenue was $123.8 million for the six months ended June 30, 2020, a decrease of $44.5 million, or 26.4%, compared to the six months ended June 30, 2019. This decrease includes a $22.6 million decline in revenue for our Drilling Technologies product line due to lower sales volumes of consumable products and capital equipment as a result of a 42% decline in U.S. rig activity year-over-year. Revenue for our Downhole Technologies product line decreased by $21.6 million primarily due to lower sales volumes of well construction equipment and artificial lift products due to the significant decrease in drilling activity and the number of wells completed in the first half of 2020. Revenue for our Subsea Technologies product line in the first half of 2020 was consistent with the first half of 2019 due to the diversification of sales of capital equipment to customers outside the oil and natural gas industry.
Completions segment — Revenue was $68.4 million for the six months ended June 30, 2020, a decrease of $107.8 million, or 61.2%, compared to the six months ended June 30, 2019. This decline was driven by a $65.2 million decline in revenue for our Stimulation and Intervention product line primarily attributable to lower spending by our pressure pumping service customers due to the significant decline in hydraulic fracturing activity levels in the U.S. The remaining decline was driven by a $42.6 million decrease in sales volumes for our Coiled Tubing product line primarily attributable to lower U.S. completions activity and, to a lesser extent, the completion of a significant international coiled line pipe project in the first quarter of 2019
Production segment — Revenue was $104.2 million for the six months ended June 30, 2020, a decrease of $71.0 million, or 40.5%, compared to the six months ended June 30, 2019. This decrease was primarily driven by a $39.7 million decline in sales volumes of our valve products, particularly sales into the North America upstream and midstream oil and natural gas market, and a $31.4 million decrease in revenue for our Production Equipment product line as a result of lower sales volumes of our surface production equipment due to the significant decline in well completions activity.
Segment operating income (loss) and segment operating margin percentage
Segment operating loss for the six months ended June 30, 2020 was $73.5 million, a decline of $74.7 million compared to the six months ended June 30, 2019. For the six months ended June 30, 2020, segment operating margin percentage was (24.8)% compared to 0.2% for the six months ended June 30, 2019. Segment operating margin percentage is calculated by dividing segment operating income (loss) by revenue for the period. The change in operating margin percentage for each segment is explained as follows:
Drilling & Downhole segment — Segment operating loss was $13.5 million, or (10.9)%, for the six months ended June 30, 2020 compared to a loss of $1.2 million, or (0.7)% for the six months ended June 30, 2019. The $12.4 million decline in segment operating results is primarily attributable to lower gross profit from the 26.4% decline in segment revenues. In addition, segment operating loss for the first half of 2020 includes approximately $5.3 million of inventory write-downs and $2.5 million of employee severance costs. These declines in segment operating results were partially offset by lower employee related costs due to headcount, salary and other cost reductions implemented since the second quarter of 2019.
Completions segment — Segment operating loss was $35.1 million, or (51.4)%, for the six months ended June 30, 2020 compared to income of $9.7 million, or 5.5% for the six months ended June 30, 2019. The $44.8 million decline in segment operating results is primarily attributable to lower gross profit from the 61.2% decline in segment revenues. In addition, segment operating loss for the first half of 2020 includes $7.9 million of inventory write-downs, $6.1 million of impairments of operating lease right of use assets, and $1.4 million of employee severance costs. These declines in segment operating results were partially offset by lower employee related costs due to headcount, salary and other cost reductions implemented since the second quarter of 2019.
Production segment — Segment operating loss was $9.2 million, or (8.9)%, for the six months ended June 30, 2020 compared to income of $7.9 million, or 4.5% for the six months ended June 30, 2019. The $17.2 million decline in segment operating results is primarily attributable to lower gross profit from the 40.5% decline in segment revenues. In addition, segment operating loss for the first half of 2020 includes $3.1 million of inventory write-downs, $1.9 million of impairments of operating lease right of use assets, and $1.0 million of employee severance costs. These declines in segment operating results were partially offset by lower employee related costs due to headcount, salary and other cost reductions implemented since the second quarter of 2019.
Corporate — Selling, general and administrative expenses for Corporate were $15.6 million for the six months ended June 30, 2020, a $0.3 million increase compared to the six months ended June 30, 2019. Reductions in employee related costs from headcount, salary and other cost reductions were more than offset by higher legal professional fees in the first half of 2020. Corporate costs include, among other items, payroll related costs for management, administration, finance, legal, and human resources personnel; professional fees for legal, accounting and related services; and marketing costs.
Other items not included in segment operating income (loss)
Several items are not included in segment operating income (loss), but are included in total operating income (loss). These items include transaction expenses, impairments of intangible assets, property and equipment, contingent consideration benefit and loss (gain) on the disposal of assets and other. Transaction expenses relate to legal and other advisory costs incurred in acquiring or disposing of businesses and are not considered to be part of segment operating income.
In the first quarter of 2020, there was a significant decline in oil prices and a deteriorating outlook for industry market conditions with further declines forecasted for drilling and completions activity. As a result, we recognized non-cash impairment charges of $17.4 million including impairments of $12.2 million of property and equipment and $5.3 million of intangible assets.
The $4.6 million contingent consideration benefit recognized in the six months ended June 30, 2019 is related to reducing the estimated fair value of the contingent cash liability associated with the acquisition of Houston Global Heat Transfer LLC.
Other expense
Other expense includes interest expense, foreign exchange losses (gains) and other, gain on extinguishment of debt and deferred loan costs written off. We incurred $13.1 million of interest expense during the six months ended June 30, 2020, a decrease of $3.3 million from the six months ended June 30, 2019 due to lower outstanding balances on our revolving Credit Facility and a reduction in the amount of 2021 Notes outstanding.
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
During the six months ended June 30, 2020, we repurchased an aggregate $71.9 million of principal amount of our 2021 Notes for $27.6 million and recognized a net gain of $43.7 million reflecting the difference in the amount paid and the net carrying value of the extinguished debt, including debt issuance costs and unamortized debt premium. In addition, we wrote off $2.0 million of deferred loan costs due to the termination of previous discussions related to a potential exchange offer for our 2021 Notes.
Taxes
We recorded a tax benefit of $14.8 million for the six months ended June 30, 2020, compared to a tax expense of $10.1 million for the six months ended June 30, 2019.
On March 27, 2020, President Trump signed the U.S. Coronavirus Aid, Relief, and Economic Security Act ("CARES Act") in response to the COVID-19 pandemic. The CARES Act provides relief to corporate taxpayers by permitting a five-year carryback of 2018-2020 NOLs, increasing the 30% limitation on interest expense deductibility to 50% of adjusted taxable income for 2019 and 2020, and accelerating refunds for minimum tax credit carryforwards, among other provisions. The tax effects of changes in tax laws are recognized in the period in which the law is enacted. As such, the tax benefit for the six months ended June 30, 2020 includes a $16.6 million benefit related to a carryback claim for U.S. federal tax losses based on new provisions in the CARES Act.
Tax expense for the six months ended June 30, 2019 includes an increase in our valuation allowance of $5.9 million to write down our deferred tax assets in the U.S. and Saudi Arabia. In addition, the estimated annual effective tax rates for the six months ended June 30, 2020 and 2019 were impacted by losses in jurisdictions where the recording of a tax benefit is not available.

Liquidity and capital resources
Sources and uses of liquidity
Our internal sources of liquidity are cash on hand and cash flows from operations, while our primary external sources include trade credit, our Credit Facility and the 2025 Notes described below. Our primary uses of capital have been for inventories, sales on credit to our customers and ongoing maintenance and growth capital expenditures. We continually monitor potential capital sources, including equity and debt financing, to meet our investment and target liquidity requirements. Our future success and growth will be highly dependent on our ability to generate positive operating cash flow and access outside sources of capital.
As of June 30, 2020, we had cash and cash equivalents of $109.7 million and $84.2 million of availability under our Credit Facility. We anticipate that our future working capital requirements for our operations will fluctuate directionally with revenues. In addition, we expect total 2020 capital expenditures to be less than $5.0 million, consisting of, among other items, replacing end of life machinery and equipment.
Availability under our Credit Facility will fluctuate directionally based on the level of our eligible accounts receivable and inventory. We also expect to receive a cash refund for income taxes in 2020 of approximately $14.1 million from filing a carryback claim for U.S. federal tax losses based on provisions in the CARES Act.
During the six months ended June 30, 2020, we repurchased an aggregate $71.9 million of principal amount of our 2021 Notes for $27.6 million and recognized a net gain of $43.7 million reflecting the difference in the amount paid and the net carrying value of the extinguished debt, including debt issuance costs and unamortized debt premium. Following these repurchases, we had $328.1 million of 2021 Notes outstanding as of June 30, 2020.
Subsequent to the end of the second quarter, we exchanged $315.5 million of the existing 2021 Notes for new 9.00% convertible secured notes due July 2025 (the “2025 Notes”). The 2025 Notes pay interest at the rate of 9.00%, of which 6.25% will be payable in cash and 2.75% will be payable in cash or additional notes, at the Company’s option. The 2025 Notes are secured by a first lien on substantially all of the Company’s assets, except for Credit Facility collateral, which secures the 2025 Notes on a second lien basis. A portion of the 2025 Notes equal to $150.0 million total principal amount is mandatorily convertible into common stock on a pro rata basis at a conversion price of $1.35 per share, subject, however, to the condition that the average of the daily trading prices for the common stock over the preceding 20-trading day period is at least $1.50 per share. Holders of the 2025 Notes also have optional conversion rights in the event that the Company elects to redeem the 2025 Notes in cash and at the final maturity of the new notes.
Prior to obtaining stockholder approval, the amount of 2025 Notes that may be converted into common stock is subject to a conversion cap. If the required stockholder approval of the issuance of additional shares of common stock and other related actions in connection with the exchange is not obtained in a timely manner, the convertibility of the 2025 Notes will be delayed until such approval is obtained. If such stockholder approval is not received by June 30, 2021, the failure to obtain such approval would result in an event of default under the 2025 Notes. Upon such default, the 2025 Notes will become immediately due and payable without any action by the 2025 Notes trustee or the holders of 2025 Notes. We plan to seek stockholder approval prior to June 30, 2021.
Concurrent with the completion of the 2021 Notes exchange, the Credit Facility was amended to, among other things, reduce the size of the commitments from $300.0 million to $250.0 million; allow the holders of the 2025 Notes to have second liens on the accounts receivable and inventory assets backing the Credit Facility and a first lien on all other assets; increase the applicable margin for LIBOR and CDOR loans to 2.50% per annum and the applicable margin for base rate loans to 1.50% per annum; change the maturity date to March 2021, subject to extension to October 30, 2022 upon the occurrence of certain events; add a limit on the borrowing base so that the amount of eligible inventory included in the borrowing base is restricted to the lesser of 80% of the total borrowing base or $130 million; establish a limit on our cash balance if there are outstanding borrowings on the Credit Facility; add a cross-default to the 2025 Notes; and change the financial covenant testing clause to trigger if excess availability under the Credit Facility falls below the greater of 12.5% of the borrowing base and $31.25 million.
Following the 2021 Notes exchange, $12.7 million of 2021 Notes remain outstanding. If this remaining amount is repaid prior to March 2021, the maturity of the Credit Facility will extend to October 2022. We plan to retire the $12.7 million of 2021 Notes prior to March 2021.
We expect our available cash on-hand, cash generated by operations, including U.S. income tax refunds, and estimated availability under our Credit Facility to be adequate to fund current operations and debt maturities during the next 12 months. In addition, based on existing market conditions and our expected liquidity needs, among other factors, we may use a portion of our cash flows from operations, proceeds from divestitures, securities offerings or other eligible capital to reduce the principal amount of debt outstanding.
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
To the extent that access to the capital and other financial markets is adversely affected by the effects of COVID-19, our customers and other counterparties may become unable to make payments to us, on a timely basis or at all, which could adversely affect our business, cash flows, liquidity, financial condition and results of operations.
Our cash flows for the six months ended June 30, 2020 and 2019 are presented below (in millions):

	Six Months Ended June 30,
	2020	2019
Net cash provided by (used in) operating activities	$(2.1)	$40.8
Net cash used in investing activities	(0.2)	(8.8)
Net cash provided by (used in) financing activities	54.4	(42.1)
Effect of exchange rate changes on cash	(0.3)	0.2
Net increase (decrease) in cash, cash equivalents and restricted cash	$51.8	$(9.9)
Net cash provided by (used in) operating activities
Net cash used in operating activities was $2.1 million for the six months ended June 30, 2020 compared to $40.8 million of cash provided by operating activities for the six months ended June 30, 2019. This decline is primarily attributable to the decline in operating results. Net income adjusted for non-cash items provided $27.1 million of cash for the six months ended June 30, 2019 compared to $7.8 million for the six months ended June 30, 2020. The remaining decline is due to changes in working capital which provided cash of $13.7 million for the six months ended June 30, 2019 compared to $5.7 million for the six months ended June 30, 2020.
Net cash used in investing activities
Net cash used in investing activities was $0.2 million for the six months ended June 30, 2020 compared to $8.8 million for the same period in 2019 primarily due to a $7.7 million reduction in capital expenditures for property an equipment.
Net cash provided by (used in) financing activities
Net cash provided by financing activities was $54.4 million for the six months ended June 30, 2020 compared to $42.1 million of net cash used in financing activities for the six months ended June 30, 2019. Net cash provided by financing activities for the six months ended June 30, 2020 includes $85.0 million of borrowings on the revolving Credit Facility partially offset by $27.6 million of cash used to repurchase 2021 Notes. Net cash used in financing activities for the six months ended June 30, 2019 primarily includes $41.1 million of net repayments of debt.
Credit Facility
In August 2020, we amended the Credit Facility as further discussed above. As of June 30, 2020, our Credit Facility provided revolving credit commitments of $300.0 million, including up to $30.0 million available to certain Canadian subsidiaries of the Company for loans in United States or Canadian dollars, $45.0 million available for letters of credit issued for the account of the Company and certain of its domestic subsidiaries and $3.0 million available for letters of credit issued for the account of Canadian subsidiaries of the Company. Availability under the Credit Facility is subject to a borrowing base calculated by reference to eligible accounts receivable in the United States, Canada and certain other jurisdictions (subject to a cap) and eligible inventory in the United States and Canada. Such eligible accounts receivable and eligible inventory serve as collateral for the Credit Facility. Our borrowing capacity under the Credit Facility could be reduced or eliminated, depending on future fluctuations in our receivables and inventory.
If excess availability under the Credit Facility falls below the greater of 10.0% of the borrowing base and $20.0 million, we will be required to maintain a fixed charge coverage ratio of at least 1.00:1.00 as of the end of each fiscal quarter until excess availability under the Credit Facility exceeds such thresholds for at least 60 consecutive days.

6.25% Notes Due 2021
As of June 30, 2020, our 2021 Notes had $328.1 million principal amount outstanding, which bear interest at a rate of 6.25% per annum, payable on April 1 and October 1 of each year, and mature on October 1, 2021. The 2021 Notes are unsecured obligations, and are guaranteed on a unsecured basis by our subsidiaries that guarantee the Credit Facility and rank junior to, among other indebtedness, the Credit Facility to the extent of the value of the collateral securing the Credit Facility. See further discussion above regarding the exchange of 2021 Notes completed subsequent to the end of the second quarter.
Supplemental Guarantor Financial Information
The Company’s 2021 Notes are guaranteed by our domestic subsidiaries which are 100% owned, directly or indirectly, by the Company. The guarantees are full and unconditional, joint and several, and on an unsecured basis.
We are presenting the following summarized financial information for the Company and the subsidiary guarantors (collectively referred to as the "Obligated Group”) pursuant to Rule 13-01 of Regulation S-X, Guarantors and Issuers of Guaranteed Securities Registered or Being Registered. For purposes of the following summarized financial information, transactions between the Company and the subsidiary guarantors, presented on a combined basis, have been eliminated and information for the non-guarantor subsidiaries have been excluded. Amounts due to the non-guarantor subsidiaries and other related parties, as applicable, have been separately presented within the summarized financial information below.
Summarized financial information for the year-to-date interim period and the most recent annual period was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Summarized Statements of Operations	2020	2019	2020	2019
Revenue	$86,778	$205,953	$234,162	$442,759
Cost of sales	81,443	157,317	214,638	333,171
Operating income (loss)	(34,903)	526	(85,975)	997
Net loss	(5,494)	(13,734)	(42,638)	(21,622)

	June 30, 2020	December 31, 2019
Summarized Balance Sheet
Current assets	$519,289	$530,111
Noncurrent assets	371,954	416,924

Current liabilities	$92,326	$122,354
Payables to non-guarantor subsidiaries	122,604	116,053
Noncurrent liabilities	447,862	440,817
Off-balance sheet arrangements
As of June 30, 2020, we had no off-balance sheet instruments or financial arrangements, other than letters of credit entered into in the ordinary course of business.
Contractual obligations
Except for the changes in the Credit Facility and 2021 Notes discussed above, there have been no other material changes in our contractual obligations and commitments disclosed in our 2019 Annual Report on Form 10-K.
Critical accounting policies and estimates
There have been no material changes in our critical accounting policies and procedures during the six months ended June 30, 2020. For a detailed discussion of our critical accounting policies and estimates, refer to our 2019 Annual Report on Form 10-K. For recent accounting pronouncements, refer to Note 2 Recent Accounting Pronouncements.

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
Our management, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b) as of June 30, 2020. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2020.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
The convertibility of the 2025 Notes is subject to a conversion cap until stockholder approval is obtained and an event of default will occur if such approval is not obtained.
Subsequent to the end of the second quarter, we exchanged $315.5 million of our existing 6.25% senior unsecured notes due 2021 for new 9.00% convertible secured notes due July 2025 (the “2025 Notes”). The 2025 Notes pay interest at the rate of 9.00%, of which 6.25% will be payable in cash and 2.75% will be payable in cash or additional notes, at the Company’s option. The 2025 Notes are secured by a first lien on substantially all of the Company’s assets, except for Credit Facility collateral, which secures the 2025 Notes on a second lien basis. A portion of the 2025 Notes equal to $150.0 million total principal amount is mandatorily convertible into common stock on a pro rata basis at a conversion price of $1.35 per share, subject, however, to the condition that the average of the daily trading prices for the common stock over the preceding 20-trading day period is at least $1.50 per share. Holders of the 2025 Notes also have optional conversion rights in the event that the Company elects to redeem the 2025 Notes in cash and at the final maturity of the new notes.
Prior to obtaining stockholder approval, the amount of 2025 Notes that may be converted into common stock is subject to a conversion cap. If the required stockholder approval of the issuance of additional shares of common stock and other related actions in connection with the exchange is not obtained in a timely manner, the convertibility of the 2025 Notes will be delayed until such approval is obtained. If such stockholder approval is not received by

June 30, 2021, the failure to obtain such approval would result in an event of default under the 2025 Notes. Upon such default, the 2025 Notes will become immediately due and payable without any action by the 2025 Notes trustee or the holders of 2025 Notes, which would have a material adverse effect on our business, financial condition and results of operations.
The recent COVID-19 pandemic and related economic repercussions have had, and are expected to continue to have, a significant impact on our business, and depending on the duration of the pandemic and its effect on the oil and natural gas industry, could have a material adverse effect on our business, liquidity, consolidated results of operations and consolidated financial condition.
The COVID-19 pandemic and associated volatility in the oil and natural gas markets has caused us to incur additional risk. During the first half of 2020, the COVID-19 pandemic and associated actions taken around the world to mitigate the spread of COVID-19, including unprecedented governmental actions ordering citizens in the United States and countries around the world, including those in which we operate, to “shelter in place,” and issuing “stay at home orders,” caused a significant decline in economic activity and oil demand. At the same time, the OPEC+ oil producing nations increased production in an effort to grow market share, which further exacerbated the imbalance between supply and demand. The combination of these shocks in both supply and demand caused a significant decline in oil prices during the first quarter of 2020 and created an extremely challenging market for all sub-sectors of the oil and natural gas industry throughout the second quarter of 2020. In response to the low level of oil prices in the second quarter of 2020, the OPEC+ oil producing nations agreed to a significant cut in oil production and North American exploration and production companies significantly reduced supply by shutting in producing wells and significantly decreasing drilling and completion activities. Although oil demand and prices have increased from the lows reached at the beginning of the second quarter, they remain at levels that are uneconomic for many exploration and production companies. This has driven further declines in the global rig count and North America completions activities.
These events have directly affected our business and have compounded the impact from many of the risks described in our Form 10-K for the year ended December 31, 2019, including those relating to our customers’ capital spending and trends in oil and natural gas prices. Demand for our products and services has declined and is expected to further decline as our customers continue to revise their capital budgets downwards and swiftly adjust their operations in response to lower commodity prices. In addition, we are facing, and expect to continue to face, logistical challenges including border closures, travel restrictions and an inability to commute to certain facilities and job sites, as we provide services and products to our customers. We are also experiencing inefficiencies surrounding stay-at-home orders and remote work arrangements, which we expect will continue for the foreseeable future.
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
•a credit rating downgrade of our corporate debt and higher borrowing costs in the future;
•cybersecurity issues, as digital technologies may become more vulnerable and experience a higher rate of and increased sophistication in cyberattacks in the current environment of remote connectivity, which could disrupt our operations or result in the loss or exposure of confidential or sensitive customer, employee or company information and adversely affect our business, financial condition and results of operations;
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
Given the dynamic nature of these events, we cannot reasonably estimate the period of time that the COVID-19 pandemic and related market conditions will persist, the full extent of the impact they will have on our business, financial condition, results of operations or cash flows or the pace or extent of any subsequent recovery. This year has been, and we anticipate that it will continue to be, a challenging year for us, as our customers continue to reduce their capital budgets. Therefore, we expect a continued substantial decline in activity from levels we experienced in the first half of 2020, coupled with downward pressure on the price of our products and services, and corresponding reductions in revenue and operating margins.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Following is a summary of our repurchases of our common stock during the three months ended June 30, 2020.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plan or programs	Maximum value of shares that may yet be purchased under the plan or program (in thousands)
April 1, 2020 - April 30, 2020	—	$—	—	$—
May 1, 2020 - May 31, 2020	—	$—	—	$—
June 1, 2020 - June 30, 2020	—	$—	—	$—
Total	—	$—	—

Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None

Item 6. Exhibits

Exhibit
Number		DESCRIPTION

4.1*	—	Rights Agreement dated as of April 29, 2020 between Forum Energy Technologies, Inc. and American Stock Transfer & Trust Company, LLC, as Rights Agent (incorporated by reference to Exhibit 4.1 the Company’s Current Report on Form 8-K, filed on April 30, 2020.

10.1*#	—
Forum Energy Technologies, Inc. Second Amended and Restated 2016 Stock and Incentive Plan (incorporated by reference to Appendix B to the Company’s Proxy Statement on Schedule 14A filed on April 2, 2020).

22.1**	—	Subsidiary guarantors of the Company's Unsecured Notes due 2021

31.1**	—	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	—	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	—	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	—	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	—	Inline XBRL Instance Document

101.SCH**	—	Inline XBRL Taxonomy Extension Schema Document.

101.CAL**	—	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB**	—	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE**	—	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF**	—	Inline XBRL Taxonomy Extension Definition Linkbase Document.

104**	—	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*Previously filed.
**Filed herewith.
#Identifies management contracts and compensatory plans or arrangements.

SIGNATURES
As required by Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has authorized this report to be signed on its behalf by the undersigned authorized individuals.

FORUM ENERGY TECHNOLOGIES, INC.
Date:	August 7, 2020	By:	/s/ D. Lyle Williams, Jr.
D. Lyle Williams, Jr.
Executive Vice President and Chief Financial Officer
(As Duly Authorized Officer and Principal Financial Officer)

		By:	/s/ John McElroy
John McElroy
Corporate Controller
(As Duly Authorized Officer and Principal Accounting Officer)