Form 10-Q
period 2020-09-30
FORUM ENERGY TECHNOLOGIES, INC.
filed 2020-11-06
CIK 1401257

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________________
FORM 10-Q
___________________________________

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of November 3, 2020 there were 111,519,107 common shares outstanding.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements

Forum Energy Technologies, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Loss
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share information)	2020	2019	2020	2019
Revenue	$103,606	$239,266	$399,513	$756,756
Cost of sales	90,496	176,632	351,411	560,836
Gross profit	13,110	62,634	48,102	195,920
Operating expenses
Selling, general and administrative expenses	45,989	63,471	154,512	195,320
Transaction expenses	665	254	852	972
Impairments of goodwill, intangible assets, property and equipment	2,962	532,336	20,394	532,336
Contingent consideration benefit	—	—	—	(4,629)
Loss (gain) on disposal of assets and other	541	(107)	(180)	(71)
Total operating expenses	50,157	595,954	175,578	723,928
Loss from equity investment	—	(39)	—	(318)
Operating loss	(37,047)	(533,359)	(127,476)	(528,326)
Other expense (income)
Interest expense	8,473	7,766	21,617	24,170
Foreign exchange and other losses (gains), net	3,445	(3,200)	(931)	(3,069)
Gain realized on previously held equity investment	—	(1,567)	—	(1,567)
Gain on extinguishment of debt	(28,734)	—	(72,478)	—
Deferred loan costs written off	303	—	2,262	—
Total other expense (income), net	(16,513)	2,999	(49,530)	19,534
Loss before income taxes	(20,534)	(536,358)	(77,946)	(547,860)
Income tax expense (benefit)	1,017	(3,371)	(13,757)	6,749
Net loss	(21,551)	(532,987)	(64,189)	(554,609)

Weighted average shares outstanding
Basic	111,607	110,295	111,459	109,977
Diluted	111,607	110,295	111,459	109,977
Loss per share
Basic	$(0.19)	$(4.83)	$(0.58)	$(5.04)
Diluted	(0.19)	(4.83)	(0.58)	(5.04)

Other comprehensive income (loss), net of tax:
Net loss	(21,551)	(532,987)	(64,189)	(554,609)
Change in foreign currency translation, net of tax of $0	5,942	(6,260)	(1,004)	(2,833)
Loss on pension liability	(55)	(17)	(56)	(21)
Comprehensive loss	$(15,664)	$(539,264)	$(65,249)	$(557,463)
The accompanying notes are an integral part of these condensed consolidated financial statements.

Forum Energy Technologies, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)

(in thousands, except share information)	September 30, 2020	December 31, 2019
Assets
Current assets
Cash and cash equivalents	$20,020	$57,911
Accounts receivable—trade, net of allowances of $9,819 and $9,048	79,811	154,182
Inventories, net	364,655	414,640
Prepaid expenses and other current assets	33,031	33,820
Accrued revenue	1,617	1,260
Costs and estimated profits in excess of billings	6,340	4,104
Total current assets	505,474	665,917
Property and equipment, net of accumulated depreciation	120,266	154,836
Operating lease assets	33,907	48,682
Deferred financing costs, net	374	1,243
Intangible assets, net	247,298	272,300
Deferred income taxes, net	157	654
Other long-term assets	16,545	16,365
Total assets	$924,021	$1,159,997
Liabilities and equity
Current liabilities
Current portion of long-term debt	$1,295	$717
Accounts payable—trade	60,057	98,720
Accrued liabilities	70,143	86,625
Deferred revenue	5,495	4,877
Billings in excess of costs and profits recognized	169	5,911
Total current liabilities	137,159	196,850
Long-term debt, net of current portion	290,019	398,862
Deferred income taxes, net	2,153	2,465
Operating lease liabilities	46,299	49,938
Other long-term liabilities	21,109	25,843
Total liabilities	496,739	673,958
Commitments and contingencies
Equity
Common stock, $0.01 par value, 296,000,000 shares authorized, 119,614,808 and 118,840,611 shares issued	1,196	1,189
Additional paid-in capital	1,239,539	1,231,650
Treasury stock at cost, 8,217,553 and 8,211,919 shares	(134,499)	(134,493)
Retained deficit	(568,956)	(503,369)
Accumulated other comprehensive loss	(109,998)	(108,938)
Total equity	427,282	486,039
Total liabilities and equity	$924,021	$1,159,997
The accompanying notes are an integral part of these condensed consolidated financial statements.

Forum Energy Technologies, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
(in thousands)	2020	2019
Cash flows from operating activities
Net loss	$(64,189)	$(554,609)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation expense	19,149	22,873
Amortization of intangible assets	19,934	25,621
Impairments of goodwill, intangible assets, property and equipment	20,394	532,336
Impairments of operating lease assets	14,096	2,187
Inventory write down	19,691	5,775
Stock-based compensation expense	7,726	11,923
Loss from unconsolidated subsidiary	—	317
Contingent consideration benefit	—	(4,629)
Gain on extinguishment of debt	(72,478)	—
Gain realized on previously held equity investment	—	(1,567)
Deferred loan costs written off	2,262	—
Deferred income taxes	87	(1,438)
Noncash losses and other, net	3,417	3,751
Changes in operating assets and liabilities
Accounts receivable—trade	70,175	20,515
Inventories	29,572	28,200
Prepaid expenses and other assets	651	237
Cost and estimated profit in excess of billings	(2,471)	4,190
Accounts payable, deferred revenue and other accrued liabilities	(60,767)	(21,328)
Billings in excess of costs and estimated profits earned	(5,548)	1,297
Net cash provided by operating activities	$1,701	$75,651
Cash flows from investing activities
Capital expenditures for property and equipment	(2,168)	(12,607)
Proceeds from sale of business, property and equipment	4,187	39,805
Net cash provided by investing activities	$2,019	$27,198
Cash flows from financing activities
Borrowings of debt	85,000	97,000
Repayments of debt	(113,441)	(217,333)
Bond exchange early participation payment	(3,500)	—
Repurchases of stock	(182)	(1,050)
Deferred financing costs	(9,358)	—
Net cash used in financing activities	$(41,481)	$(121,383)

Effect of exchange rate changes on cash	(130)	190

Net decrease in cash, cash equivalents and restricted cash	(37,891)	(18,344)
Cash, cash equivalents and restricted cash at beginning of period	57,911	47,241
Cash, cash equivalents and restricted cash at end of period	$20,020	$28,897

Noncash activities
Operating lease right of use assets obtained in exchange for lease obligations	4,382	9,603
Finance lease right of use assets obtained in exchange for lease obligations	1,401	1,478
Note receivable related to equity method investment transaction	—	4,725

The accompanying notes are an integral part of these condensed consolidated financial statements.

Forum Energy Technologies, Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited)

Nine Months Ended September 30, 2020
(in thousands)	Common stock	Additional paid-in capital	Treasury stock	Retained deficit	Accumulated other comprehensive income / (loss)	Total equity
Balance at December 31, 2019	$1,189	$1,231,650	$(134,493)	$(503,369)	$(108,938)	$486,039
Stock-based compensation expense	—	3,223	—	—	—	3,223
Restricted stock issuance, net of forfeitures	5	(178)	—	—	—	(173)
Shares issued in employee stock purchase plan	2	344	—	—	—	346
Adjustment for adoption of ASU 2016-13	—	—	—	(1,398)	—	(1,398)
Treasury stock	—	—	(6)	—	—	(6)
Currency translation adjustment	—	—	—	—	(8,846)	(8,846)
Change in pension liability	—	—	—	—	21	21
Net loss	—	—	—	(37,144)	—	(37,144)
Balance at March 31, 2020	$1,196	$1,235,039	$(134,499)	$(541,911)	$(117,763)	$442,062
Stock-based compensation expense	—	2,537	—	—	—	2,537
Restricted stock issuance, net of forfeitures	—	(2)	—	—	—	(2)
Currency translation adjustment	—	—	—	—	1,900	1,900
Change in pension liability	—	—	—	—	(22)	(22)
Net loss	—	—	—	(5,494)	—	(5,494)
Balance at June 30, 2020	$1,196	$1,237,574	$(134,499)	$(547,405)	$(115,885)	$440,981
Stock-based compensation expense	$—	$1,966	$—	$—	$—	$1,966
Restricted stock issuance, net of forfeitures	$—	$(1)	$—	$—	$—	$(1)
Currency translation adjustment	$—	$—	$—	$—	$5,942	$5,942
Change in pension liability	$—	$—	$—	$—	$(55)	$(55)
Net loss	$—	$—	$—	$(21,551)	$—	$(21,551)
Balance at September 30, 2020	$1,196	$1,239,539	$(134,499)	$(568,956)	$(109,998)	$427,282

The accompanying notes are an integral part of these condensed consolidated financial statements.

Forum Energy Technologies, Inc. and subsidiaries
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited)

Nine Months Ended September 30, 2019
(in thousands)	Common stock	Additional paid-in capital	Treasury stock	Retained earnings (deficit)	Accumulated other comprehensive income / (loss)	Total equity
Balance at December 31, 2018	$1,174	$1,214,928	$(134,434)	$63,688	$(115,230)	$1,030,126
Stock-based compensation expense	—	3,910	—	—	—	3,910
Restricted stock issuance, net of forfeitures	6	(931)	—	—	—	(925)
Shares issued in employee stock purchase plan	2	682	—	—	—	684
Contingent shares issued for acquisition of Cooper Valves	1	374	—	—	—	375
Treasury stock	—	—	(48)	—	—	(48)
Currency translation adjustment	—	—	—	—	4,834	4,834
Change in pension liability	—	—	—	—	(9)	(9)
Net loss	—	—	—	(7,888)	—	(7,888)
Balance at March 31, 2019	$1,183	$1,218,963	$(134,482)	$55,800	$(110,405)	$1,031,059
Stock-based compensation expense	—	4,352	—	—	—	4,352
Restricted stock issuance, net of forfeitures	—	(64)	—	—	—	(64)
Currency translation adjustment	—	—	—	—	(1,407)	(1,407)
Change in pension liability	—	—	—	—	5	5
Net loss	—	—	—	(13,734)	—	(13,734)
Balance at June 30, 2019	$1,183	$1,223,251	$(134,482)	$42,066	$(111,807)	$1,020,211
Stock-based compensation expense	$—	$3,661	$—	$—	$—	$3,661
Restricted stock issuance, net of forfeitures	$—	$(8)	$—	$—	$—	$(8)
Shares issued in employee stock purchase plan	$3	$864	$—	$—	$—	$867
Treasury stock	$—	$—	$(5)	$—	$—	$(5)
Currency translation adjustment	$—	$—	$—	$—	$(6,260)	$(6,260)
Change in pension liability	$—	$—	$—	$—	$(17)	$(17)
Net loss	—	—	—	(532,987)	—	(532,987)
Balance at September 30, 2019	$1,186	$1,227,768	$(134,487)	$(490,921)	$(118,084)	$485,462
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
Prior to the sale of our aggregate 40% interest in the third quarter of 2019, our investment in Ashtead Technology (”Ashtead”) was accounted for using the equity method of accounting as we had the ability to exert significant influence, but did not control operating and financial policies. Prior to the sale, our share of the net income (loss) from Ashtead was reported in “Loss from equity investment” in the condensed consolidated statements of comprehensive loss and the investment was included in “Investment in unconsolidated subsidiary” in the condensed consolidated balance sheets. Our share of equity earnings were reported within operating loss, as the investee’s operations were integral to the operations of the Company. See Note 4 Dispositions for further information related to the sale of our aggregate 40% interest in Ashtead.
In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for the fair statement of the Company’s financial position, results of operations and cash flows have been included. Operating results for the nine months ended September 30, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020 or any other interim period.
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
COVID-19 Impacts
On March 11, 2020, the World Health Organization declared the current COVID-19 outbreak to be a global pandemic, and on March 13, 2020, the United States declared a national emergency. In response to these declarations and the continued spread of COVID-19, federal, state and local governments imposed varying degrees of restrictions on business and social activities, including quarantine and “stay-at-home” orders. As a result of the imposition of these government orders, there was an adverse impact on the level of oil and natural gas demand and many companies have sought protection under Chapter 11 of the U.S. Bankruptcy Code. The full impacts of the COVID-19 outbreak will ultimately depend on future developments, including the consequences of governmental and other measures designed to prevent the spread of the virus, the establishment of effective treatments, the duration of the outbreak, actions taken by governmental authorities, customers, suppliers and other third parties, workforce availability, and the timing and extent to which economic and operating conditions resume. We have experienced resulting disruptions to our business operations, as these restrictions have significantly impacted many sectors of the economy, with businesses curtailing or ceasing normal operations. While we cannot estimate with any degree of certainty the full impact of the COVID-19 outbreak on our liquidity, financial condition and future results of operations, the adverse impacts on our financial results from COVID-19 will continue in future quarters.
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

Forum Energy Technologies, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Accounting Standards Adopted in 2020
Financial Instruments—Credit Losses. In June 2016, the FASB issued ASU No. 2016-13 Financial Instruments—Credit Losses (Topic 326), which introduced an expected credit loss methodology for the impairment of financial assets measured at amortized cost basis. It requires an entity to estimate credit losses expected over the life of an exposure based on historical information, current information, and reasonable and supportable forecasts, including estimates of prepayments. The amendments affect loans, debt securities, trade receivables, net investments in leases, off-balance-sheet credit exposures, reinsurance receivables, and any other financial assets not excluded from the scope that have the contractual right to receive cash. We adopted this new standard as of January 1, 2020. The adoption of this standard resulted in a noncash cumulative effect adjustment to increase our allowance for doubtful accounts and increase our retained deficit by $1.4 million. The new standard did not materially affect our unaudited Condensed Consolidated Statement of Comprehensive Loss for the nine months ended September 30, 2020.
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
Convertible Debt. In August 2020, the FASB issued ASU No. 2020-06 Accounting for Convertible Instruments and Contracts in an Entity's Own Equity. This update reduces the number of accounting models for convertible debt instruments resulting in fewer embedded conversion features being separately recognized from the host contract as compared with current GAAP. Convertible instruments that continue to be subject to separation models are (1) those with embedded conversion features that are not clearly and closely related to the host contract, that meet the definition of a derivative, and that do not qualify for a scope exception from derivative accounting and (2) convertible debt instruments issued with substantial premiums for which the premiums are recorded as paid-in-capital. In addition, this update also makes targeted changes to the disclosures for convertible instruments and earnings-per-

Forum Energy Technologies, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
share guidance. This guidance may be adopted through either a modified retrospective or fully retrospective method of transition and will take effect for public companies with fiscal years, and interim periods within those fiscal years, beginning after December 15, 2021. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years, and must be adopted as of the beginning of the Company's fiscal year. We are currently evaluating the impact of this new guidance. However, we currently expect that the adoption of this guidance will not have a material impact on our consolidated financial statements.
3. Revenue
Revenue is recognized when control of the promised goods or services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to receive in exchange for those goods or services. For a detailed discussion of our revenue recognition policies, refer to the Company’s 2019 Annual Report on Form 10-K.
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
The following table reflects the changes in our contract assets and contract liabilities balances for the nine months ended September 30, 2020 (in thousands):

	September 30, 2020	December 31, 2019	Increase / (Decrease)
			$	%
Accrued revenue	$1,617	$1,260
Costs and estimated profits in excess of billings	6,340	4,104
Contract assets	$7,957	$5,364	$2,593	48%

Deferred revenue	$5,495	$4,877
Billings in excess of costs and profits recognized	169	5,911
Contract liabilities	$5,664	$10,788	$(5,124)	(47)%
During the nine months ended September 30, 2020, our contract assets increased by $2.6 million and our contract liabilities decreased by $5.1 million due to the timing of billings for significant projects within our Subsea product line.
During the nine months ended September 30, 2020, we recognized revenue of $9.5 million that was included in the contract liability balance at the beginning of the period.
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
5. Inventories
Our significant components of inventory at September 30, 2020 and December 31, 2019 were as follows (in thousands):

	September 30, 2020	December 31, 2019
Raw materials and parts	$166,817	$172,082
Work in process	15,838	29,972
Finished goods	252,346	278,661
Gross inventories	435,001	480,715
Inventory reserve	(70,346)	(66,075)
Inventories	$364,655	$414,640

6. Intangible Assets
Intangible assets consisted of the following as of September 30, 2020 and December 31, 2019, respectively (in thousands):

	September 30, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Intangibles	Amortization Period (In Years)
Customer relationships	$270,005	$(115,283)	$154,722	10 - 15
Patents and technology	90,868	(24,424)	66,444	5 - 19
Non-compete agreements	190	(127)	63	2 - 6
Trade names	42,433	(21,930)	20,503	7 - 19
Distributor relationships	14,120	(12,625)	1,495	15 - 22
Trademarks	5,089	(1,018)	4,071	15
Intangible Assets Total	$422,705	$(175,407)	$247,298

	December 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Intangibles	Amortization Period (In Years)
Customer relationships	$281,052	$(110,410)	$170,642	10 - 15
Patents and technology	92,498	(20,819)	71,679	5 - 19
Non-compete agreements	190	(100)	90	2 - 6
Trade names	43,284	(21,015)	22,269	7 - 19
Distributor relationships	22,160	(18,866)	3,294	15 - 22
Trademarks	5,089	(763)	4,326	15
Intangible Assets Total	$444,273	$(171,973)	$272,300

Forum Energy Technologies, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
7. Impairments of Goodwill and Long-Lived Assets
During the third quarter of 2019, there was a significant decline in the quoted market prices of our common stock and a continued decline in U.S. onshore drilling and completions activity, which led us to evaluate all of our reporting units for a triggering event as of September 30, 2019. Upon evaluation, we considered these developments to be a triggering event that required us to update our goodwill impairment evaluation and review long-lived assets for all reporting units as of September 30, 2019.
As a result, and in connection with the preparation of our financial statements, we determined that certain long-lived assets were impaired as their carrying values exceeded their fair values. The amount of the impairment charges were measured as the difference between the carrying value and the estimated fair value of the assets. In addition, we determined that the remaining carrying value of our goodwill was fully impaired in the third quarter of 2019. The fair values used in each goodwill impairment analysis were determined using the net present value of the expected future cash flows for each reporting unit (classified within level 3 of the fair value hierarchy). We determined the fair value of each reporting unit using a combination of discounted cash flow and guideline public company methodologies, which required significant assumptions and estimates about the future operations of each reporting unit. The assumptions about future cash flows and growth rates were based on our strategic plans and management’s estimates for future activity levels. Forecasted cash flows in future periods were estimated using a terminal value calculation, which considered long-term earnings growth rates.
During the nine months ended September 30, 2020, the COVID-19 pandemic and associated preventative actions taken around the world to mitigate its spread caused oil demand to deteriorate and economic activity to decrease. As a result, oil prices declined significantly during the period and created an extremely challenging market for all sub-sectors of the oil and natural gas industry. In addition, responses to the spread of COVID-19, including significant government restrictions on movement, have driven sharp declines in global economic activity.
As a result, during the nine months ended September 30, 2020, we determined that certain long-lived assets were impaired as their carrying values exceeded their fair values. The amount of the impairment charges were measured as the difference between the carrying value and the estimated fair value of the assets. The fair value was determined either through analysis of discounted future cash flows or, for certain real estate, based on a third party's sales price estimate (classified within level 3 of the fair value hierarchy).
Following is a summary of impairment charges recognized (in thousands) in our Drilling & Downhole (“D&D”), Completions (“C”), Production (“P”), and Corporate (“Corp”) segments:

	Nine Months Ended September 30, 2020					Nine Months Ended September 30, 2019
Impairments of:	D&D	C	P	Corp	Total	D&D	C	P	Total
Goodwill (1)	$—	$—	$—	$—	$—	$191,485	$260,238	$19,287	$471,010
Intangible assets (1)	5,257	—	—	—	5,257	—	48,241	5,230	53,471
Property and equipment (1)	1,069	9,608	4,460	—	15,137	5,200	2,655	—	7,855
Operating lease right of use assets (2)	4,544	6,140	1,914	1,498	14,096	1,450	582	155	2,187
Total impairments	$10,870	$15,748	$6,374	$1,498	$34,490	$198,135	$311,716	$24,672	$534,523

	Three Months Ended September 30, 2020					Three Months Ended September 30, 2019
Impairments of:	D&D	C	P	Corp	Total	D&D	C	P	Total
Goodwill (1)	$—	$—	$—	$—	$—	$191,485	$260,238	$19,287	$471,010
Intangible assets (1)	—	—	—	—	—	—	48,241	5,230	53,471
Property and equipment (1)	—	—	2,962	—	2,962	5,200	2,655	—	7,855
Operating lease right of use assets (2)	3,259	—	—	1,498	4,757	165	—	—	165
Total impairments	$3,259	$—	$2,962	$1,498	$7,719	$196,850	$311,134	$24,517	$532,501

(1) These charges are included in Impairments of goodwill, intangible assets, property and equipment in the condensed consolidated statements of comprehensive loss.

Forum Energy Technologies, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
(2) For the nine months ended September 30, 2020 and 2019, $10.4 million and $1.3 million, respectively, of these charges are included in Cost of sales, while $3.7 million and $0.9 million, respectively, are included in Selling, general and administrative expenses in the condensed consolidated statements of comprehensive loss. For the three months ended September 30, 2020 and 2019, $1.8 million and zero, respectively, of these charges are included in Cost of sales, while $2.9 million and $0.2 million, respectively, are included in Selling, general and administrative expenses in the condensed consolidated statements of comprehensive loss.

8. Debt
Notes payable and lines of credit as of September 30, 2020 and December 31, 2019 consisted of the following (in thousands):

	September 30, 2020	December 31, 2019
2021 Notes	$12,655	$400,000
2025 Notes	315,489	—
Unamortized debt premium (discount)	(31,856)	770
Debt issuance cost	(7,588)	(3,232)
Senior secured revolving credit facility	—	—
Other debt	2,614	2,041
Total debt	291,314	399,579
Less: current maturities	(1,295)	(717)
Long-term debt	$290,019	$398,862
2021 Notes
In October 2013, we issued $300.0 million of 6.25% unsecured notes due 2021 at par, and in November 2013, we issued an additional $100.0 million aggregate principal amount of the notes at a price of 103.25% of par (the “2021 Notes”). The 2021 Notes bear interest at a rate of 6.25% per annum, payable on April 1 and October 1 of each year, and mature on October 1, 2021. The 2021 Notes are unsecured obligations, and are guaranteed on an unsecured basis by our U.S. subsidiaries that guarantee our senior secured revolving credit facility ("Credit Facility").
During the first half of 2020, we repurchased an aggregate $71.9 million principal amount of our 2021 Notes for $27.7 million and recognized a net gain of $43.8 million, reflecting the difference in the amount paid and the net carrying value of the extinguished debt, including debt issuance costs and unamortized debt premium. In the third quarter of 2020, we exchanged $315.5 million principal amount of the remaining 2021 Notes for new 2025 Notes as discussed further below. Following these transactions, $12.7 million principal amount of 2021 Notes remained outstanding as of September 30, 2020. In October 2020, we provided notice of redemption relating to the $12.7 million principal amount of 2021 Notes outstanding and intend to redeem such notes in full in November 2020 at a redemption price equal to 100% of the principal amount thereof, together with accrued and unpaid interest, if any, to the redemption date (the “Redemption”). This information does not constitute a notice of redemption with respect to the 2021 Notes, nor does it constitute an offer to tender for, or purchase any, 2021 Notes or any other security.
2025 Notes
In August 2020, we exchanged $315.5 million principal amount of the 2021 Notes for new 9.00% convertible secured notes due August 2025 (the “2025 Notes”). This transaction was accounted for as an extinguishment of the 2021 Notes with the new 2025 Notes recorded at fair value on the transaction date. We estimated the fair value of the 2025 Notes to be $282.6 million at the issuance date, resulting in a $32.9 million discount (“Debt Discount”) at issuance. As a result, we recognized a $28.7 million gain on extinguishment of debt that reflects the difference in the $314.8 million net carrying value of the 2021 Notes exchanged, including debt issuance costs and unamortized debt premium, less the $282.6 million estimated fair value of 2025 Notes and a $3.5 million early participation fee paid to

Forum Energy Technologies, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
bondholders that participated in the exchange. The Debt Discount is being amortized as non-cash interest expense over the term of the 2025 Notes using the effective interest method.
The 2025 Notes pay interest at the rate of 9.00%, of which 6.25% will be payable in cash and 2.75% will be payable in cash or additional notes, at the Company’s option. The 2025 Notes are secured by a first lien on substantially all of the Company’s assets, except for Credit Facility priority collateral, which secures the 2025 Notes on a second lien basis. A portion of the 2025 Notes, initially equal to $150.0 million total principal amount, is mandatorily convertible into shares of our common stock at a conversion rate of 740.7407 shares per $1,000 principal amount of 2025 Notes converted, equivalent to a conversion price of $1.35 per share, subject, however, to the condition that the average of the daily trading prices for the common stock over the preceding 20-trading day period is at least $1.50 per share. Holders of the 2025 Notes also have optional conversion rights in the event that the Company elects to redeem the 2025 Notes in cash and at the final maturity of the new notes. Any interest that the Company elects to pay in additional notes are also subject to the mandatory and optional conversion rights.
Credit Facility
In connection with the issuance of the 2025 Notes, we amended our Credit Facility. Following such amendment, our Credit Facility provides revolving credit commitments of $250.0 million (with a sublimit of up to $45.0 million available for the issuance of letters of credit for the account of the Company and certain of its domestic subsidiaries) (the “U.S. Line”), of which up to $25.0 million is available to certain of our Canadian subsidiaries for loans in U.S. or Canadian dollars (with a sublimit of up to $3.0 million available for the issuance of letters of credit for the account of our Canadian subsidiaries) (the “Canadian Line”).
Availability under the Credit Facility is subject to a borrowing base calculated by reference to eligible accounts receivable in the U.S., Canada and certain other jurisdictions (subject to a cap) and eligible inventory in the U.S. and Canada. Such eligible accounts receivable and eligible inventory serve as priority collateral for the Credit Facility, which is also secured on a second lien basis by substantially all of the Company's other assets. The amount of eligible inventory included in the borrowing base is restricted to the lesser of $130.0 million (subject to a quarterly reduction of $0.5 million that started on October 1, 2020) and 80.0% of the total borrowing base. Our borrowing capacity under the Credit Facility could be reduced or eliminated, depending on future fluctuations in our receivables and inventory. As of September 30, 2020, our total borrowing base was $140.5 million, of which zero was drawn and $31.9 million was used for security of outstanding letters of credit, resulting in remaining availability of $108.6 million.
Borrowings under the U.S. line bear interest at a rate equal to, at our option, either (a) the LIBOR rate, subject to a floor of 0.75%, plus a margin of 2.50% or (b) a base rate plus a margin of 1.50%. The U.S. line base rate is determined by reference to the greatest of (i) the federal funds rate plus 0.50% per annum, (ii) the one-month adjusted LIBOR plus 1.00% per annum, and (iii) the rate of interest announced, from time to time, by Wells Fargo at its principal office in San Francisco as its prime rate, subject to a floor of 0.75%.
Borrowings under the Canadian Line bear interest at a rate equal to, at Forum Canada’s option, either (a) the CDOR rate, subject to a floor of 0.75%, plus a margin of 2.50% or (b) a base rate plus a margin of 1.50%. The Canadian line base rate is determined by reference to the greater of (i) the one-month CDOR rate plus 1.00% and (ii) the prime rate for Canadian dollar commercial loans made in Canada as reported by Thomson Reuters, subject to a floor of 0.75%.
The weighted average interest rate under the Credit Facility was approximately 2.40% for the nine months ended September 30, 2020.
The Credit Facility also provides for a commitment fee in the amount of (a) 0.375% on the unused portion of commitments if average usage of the Credit Facility is greater than 50% and (b) 0.500% on the unused portion of commitments if average usage of the Credit Facility is less than or equal to 50%.
The Credit Facility is currently scheduled to mature on July 1, 2021, subject to extension to October 30, 2022 if, on or before July 1, 2021, the 2021 Notes are repaid or refinanced in their entirety with indebtedness maturing on or after January 31, 2023. Upon completion of the Redemption in the fourth quarter 2020, the maturity of our Credit Facility will be October 30, 2022. If excess availability under the Credit Facility falls below the greater of 12.5% of the borrowing base and $31.25 million, we will be required to maintain a fixed charge coverage ratio of at least 1.00:1.00 as of the end of each fiscal quarter until excess availability under the Credit Facility exceeds such

Forum Energy Technologies, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
thresholds for at least 60 consecutive days. Furthermore, the Credit Facility includes an obligation to prepay outstanding loans with cash on hand in excess of certain thresholds and includes a cross-default to the 2025 Notes.
Deferred Loan Costs
We have incurred loan costs that have been deferred and are amortized to interest expense over the term of the 2025 Notes, 2021 Notes and the Credit Facility. During the nine months ended September 30, 2020, we capitalized a total of $9.7 million of deferred loan costs related to the exchange of the 2021 Notes. In the first quarter of 2020, we wrote-off $2.0 million of deferred loan costs for the termination of previous discussions related to a potential exchange offer for our 2021 Notes. In the third quarter of 2020, we wrote off $0.3 million of deferred loan costs related to amending our Credit Facility to, among other things, reduce the size of the commitments from $300.0 million to $250.0 million.
Other Debt
Other debt consists primarily of various capital leases.
Letters of Credit and Guarantees
We execute letters of credit in the normal course of business to secure the delivery of product from specific vendors and also to guarantee our fulfillment of performance obligations relating to certain large contracts. We had $31.9 million and $24.5 million in total outstanding letters of credit as of September 30, 2020 and December 31, 2019, respectively.
9. Income Taxes
For interim periods, our income tax expense or benefit is computed based on our estimated annual effective tax rate and any discrete items that impact the interim periods. For the three and nine months ended September 30, 2020, we recorded a tax expense of $1.0 million and tax benefit of $13.8 million, respectively, compared to a tax benefit of $3.4 million and tax expense of $6.7 million for the three and nine months ended September 30, 2019, respectively.
On March 27, 2020, President Trump signed the U.S. Coronavirus Aid, Relief, and Economic Security Act ("CARES Act") in response to the COVID-19 pandemic. The CARES Act provides relief to corporate taxpayers by permitting a five-year carryback of 2018-2020 NOLs, increasing the 30% limitation on interest expense deductibility to 50% of adjusted taxable income for 2019 and 2020, and accelerating refunds for minimum tax credit carryforwards, among other provisions. The tax effects of changes in tax laws are recognized in the period in which the law is enacted. As such, the tax benefit for the nine months ended September 30, 2020 includes a $16.6 million benefit related to a carryback claim for U.S. federal tax losses based on new provisions in the CARES Act. These losses had previously been offset by a valuation allowance. The provisions in the CARES Act enabled the company to realize these losses and the related valuation allowance was released.
The estimated annual effective tax rates for the nine months ended September 30, 2020 and 2019 were also impacted by losses in jurisdictions where the recording of a tax benefit is not available. For the nine months ended September 30, 2019, tax expense includes an increase in our valuation allowance of $5.9 million to write down our deferred tax assets in the U.S. and Saudi Arabia to what, in our judgment, is more likely than not realizable. Furthermore, the tax expense or benefit recorded can vary from period to period depending on the Company's relative mix of U.S. and non-U.S. earnings and losses by jurisdiction.
We have deferred tax assets related to net operating loss carryforwards in the U.S. and in certain states and foreign jurisdictions. We recognize deferred tax assets to the extent that we believe these assets are more likely than not to be realized. In making such a determination, we consider all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning and recent operating results. As of September 30, 2020, we do not anticipate being able to fully utilize all of the losses prior to their expiration in the following jurisdictions: the U.S., the U.K., Germany, Singapore, Saudi Arabia and China. As a result, we have certain valuation allowances against our deferred tax assets as of September 30, 2020.

Forum Energy Technologies, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
10. Fair Value Measurements
The Company had no borrowings outstanding under the Credit Facility at both September 30, 2020 and December 31, 2019. The Credit Facility incurs interest at a variable interest rate, and therefore, the carrying amount approximates fair value. The fair value of the debt is classified as a Level 2 measurement because interest rates charged are similar to other financial instruments with similar terms and maturities.
The fair value of our 2021 Notes is estimated using Level 2 inputs in the fair value hierarchy and is based on quoted prices for those or similar instruments. At September 30, 2020, the fair value and the carrying value of our 2021 Notes approximated $11.8 million and $12.7 million, respectively. At December 31, 2019, the fair value and the carrying value of our 2021 Notes approximated $354.0 million and $397.5 million, respectively.
The fair value of our 2025 Notes is estimated using Level 2 inputs in the fair value hierarchy and is based on quoted prices for those or similar instruments. At September 30, 2020, the fair value and the carrying value of our 2025 Notes approximated $255.5 million and $276.1 million, respectively.
There were no other outstanding financial assets as of September 30, 2020 and December 31, 2019 that required measuring the amounts at fair value. We did not change our valuation techniques associated with recurring fair value measurements from prior periods, and there were no transfers between levels of the fair value hierarchy during the nine months ended September 30, 2020.
11. Business Segments
The Company reports results of operations in the following three reporting segments: Drilling & Downhole, Completions and Production. The amounts indicated below as “Corporate” relate to costs and assets not allocated to the reportable segments. Summary financial data by segment follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenue:
Drilling & Downhole	$43,164	$88,294	166,990	256,586
Completions	19,632	70,637	88,038	246,816
Production	40,836	81,022	145,038	256,272
Eliminations	(26)	(687)	(553)	(2,918)
Total revenue	$103,606	$239,266	$399,513	$756,756

Operating loss
Drilling & Downhole	$(13,207)	$4,342	$(26,751)	$3,185
Completions	(11,896)	(109)	(47,027)	9,583
Production	(70)	2,301	(9,306)	10,225
Corporate	(7,706)	(7,410)	(23,326)	(22,711)
Segment operating income (loss)	(32,879)	(876)	(106,410)	282
Transaction expenses	665	254	852	972
Impairments of goodwill, intangible assets, property and equipment	2,962	532,336	20,394	532,336
Contingent consideration benefit	—	—	—	(4,629)
Loss (gain) on disposal of assets and other	541	(107)	(180)	(71)
Operating loss	$(37,047)	$(533,359)	$(127,476)	$(528,326)

Forum Energy Technologies, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
A summary of consolidated assets by reportable segment is as follows (in thousands):

	September 30, 2020	December 31, 2019
Drilling & Downhole	$345,980	$407,779
Completions	406,325	496,714
Production	142,841	186,786
Corporate	28,875	68,718
Total assets	$924,021	$1,159,997
Corporate assets primarily include cash, certain prepaid assets and deferred loan costs.
The following table presents our revenues disaggregated by product line (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Drilling Technologies	$17,467	$43,192	$74,076	$122,429
Downhole Technologies	13,376	29,031	51,000	88,241
Subsea Technologies	12,321	16,071	41,914	45,916
Stimulation and Intervention	9,375	36,396	42,371	134,605
Coiled Tubing	10,257	34,241	45,667	112,211
Production Equipment	15,498	29,143	53,677	98,720
Valve Solutions	25,338	51,879	91,361	157,552
Eliminations	(26)	(687)	(553)	(2,918)
Total revenue	$103,606	$239,266	$399,513	$756,756
The following table presents our revenues disaggregated by geography (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
United States	$62,311	$159,407	$256,497	$540,074
Canada	5,574	19,256	25,125	49,473
Europe & Africa	6,153	13,837	25,757	49,249
Middle East	11,156	16,561	34,303	48,306
Asia-Pacific	11,337	21,662	34,160	47,880
Latin America	7,075	8,543	23,671	21,774
Total Revenue	$103,606	$239,266	$399,513	$756,756

12. Commitments and Contingencies
In the ordinary course of business, the Company is, and in the future could be, involved in various pending or threatened legal actions that may or may not be covered by insurance. Management reviewed such pending judicial and legal proceedings and the availability and limits of insurance coverage, and has established reserves that are believed to be appropriate in light of those outcomes that are considered to be probable and can be reasonably estimated. The reserves accrued at September 30, 2020 and December 31, 2019, respectively, are immaterial. It is management’s opinion that the Company’s ultimate liability, if any, with respect to these actions is not expected to have a material adverse effect on the Company’s financial position, results of operations or cash flows.

Forum Energy Technologies, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
13. Loss Per Share
The calculation of basic and diluted earnings per share for each period presented was as follows (dollars and shares in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net loss	$(21,551)	$(532,987)	(64,189)	(554,609)

Basic - weighted average shares outstanding	111,607	110,295	111,459	109,977
Dilutive effect of stock options and restricted stock	—	—	—	—
Dilutive effect of convertible notes due 2025	—	—	—	—
Diluted - weighted average shares outstanding	111,607	110,295	111,459	109,977

Loss per share
Basic	$(0.19)	$(4.83)	$(0.58)	$(5.04)
Diluted	$(0.19)	$(4.83)	$(0.58)	$(5.04)
For all periods presented, we excluded all potentially dilutive stock options and restricted stock and the assumed conversion of the 2025 Notes in calculating diluted earnings per share as the effect was anti-dilutive due to the net losses incurred for these periods.
14. Stockholders' Equity
Stock-based compensation
During the nine months ended September 30, 2020, the Company granted 2,250,360 shares of restricted stock units that vest ratably over three years. The Company also granted 3,265,000 shares of contingent restricted stock units that vest ratably over three years dependent upon achieving a minimum stock price of $0.71 for 20 trading days in each performance period. In addition, the Company granted 489,750 shares of restricted stock units that cliff vest at the end of three years dependent upon achieving a minimum stock price of $1.50 for 20 consecutive trading days during the performance period.
During the nine months ended September 30, 2020, the Company granted performance awards with a market condition that are payable in either cash or shares of the Company's common stock. The performance awards granted may settle for between zero and three times the award's cash target amount. The award amount issued pursuant to the performance award agreements will be determined based on the total shareholder return of the Company’s common stock as compared to a group of peer companies measured over a three year performance period. As our intention is to settle the awards in cash, we will account for these as liability classified awards. As such, compensation expense will be recognized over the requisite three-year service period with subsequent changes in the estimated fair value of the award recognized as a cumulative adjustment to compensation cost in the period in which the change in estimate occurs.
Reverse stock split
In October 2020, our Board of Directors approved a 1-for-20 reverse stock split (the “Reverse Stock Split”) of the Company’s issued and outstanding shares of common stock, par value $0.01 per share, accompanied by a corresponding decrease in the Company’s authorized shares of common stock, such that, following the consummation of the Reverse Stock Split, the number of authorized shares of common stock will be reduced from 296,000,000 to 14,800,000. The Company’s stockholders previously approved the Reverse Stock Split at the annual meeting of stockholders on May 12, 2020.

The Company anticipates that the effective time of the Reverse Stock Split will be after market close on November 9, 2020, with the common stock trading on a post-split basis under the Company’s existing trading symbol, “FET,” at the market open on November 10, 2020. The Reverse Stock Split will increase the market price per share of the

Forum Energy Technologies, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Company’s common stock, and is expected to bring the Company into compliance with the listing requirements of the New York Stock Exchange.
15. Related Party Transactions
The Company has sold and purchased equipment to and from certain affiliates of our directors. The dollar amounts related to these related party activities are not material to the Company’s unaudited condensed consolidated financial statements.
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
Overview
We are a global oilfield products company, serving the drilling, downhole, subsea, completions and production sectors of the oil and natural gas industry. We design, manufacture and distribute products and engage in aftermarket services, parts supply and related services that complement our product offering. The Company's products include highly engineered capital equipment as well as products that are consumed in the drilling, well construction, production and transportation of oil and natural gas. These consumable products are used in drilling, well construction and completions activities, within the supporting infrastructure, and at processing centers and refineries. Our engineered capital products are directed at drilling rig equipment for new rigs, upgrades and refurbishment projects, subsea construction and development projects, pressure pumping equipment, the placement of production equipment on new producing wells, and downstream capital projects. For the nine months ended September 30, 2020, approximately 82% of our revenue was derived from consumable products and activity-based equipment, while the balance was primarily derived from capital products with a small amount from rental and other services.
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

A summary of the products and services offered by each segment is as follows:
•Drilling & Downhole. This segment designs and manufactures products and provides related services to the drilling, well construction, artificial lift and subsea energy construction and services markets as well as other sectors such as alternative energy, defense and communications. The products and related services consist primarily of: (i) capital equipment and a broad line of expendable drilling products consumed in the drilling process; (ii) well construction casing and cementing equipment, protection products for artificial lift equipment and cables, and composite plugs used for zonal isolation in hydraulic fracturing; and (iii) subsea remotely operated vehicles and trenchers, specialty components and tooling, and complementary subsea technical services.
•Completions. This segment designs, manufactures and supplies products and provides related services to the coiled tubing, stimulation and intervention markets. The products and related services consist primarily of: (i) capital and consumable products sold to the pressure pumping, hydraulic fracturing and flowback services markets, including hydraulic fracturing pumps, pump consumables, cooling systems and flow iron as well as wireline cable and pressure control equipment used in the well completion and intervention service markets; and (ii) coiled tubing strings and coiled line pipe and related services.
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
Market Conditions
The level of demand for our products is directly related to the activity levels, and the capital and operating budgets of our customers, which in turn are heavily influenced by energy prices and expectations as to future price trends. In addition, the availability of existing capital equipment adequate to serve exploration and production requirements, or lack thereof, drives demand for our capital equipment products.
In March and April of 2020, the COVID-19 pandemic and associated actions taken around the world to mitigate the spread of COVID-19 caused a significant decline in economic activity and oil demand. At the same time, the OPEC+ oil producing nations ("OPEC+") increased production in an effort to grow market share, which further exacerbated the imbalance between supply and demand. The combination of these shocks in both supply and demand caused a significant decline in oil prices. In response, in the second quarter of 2020, OPEC+ agreed to a significant cut in oil production and North American exploration and production companies significantly reduced supply by shutting in producing wells and aggressively decreasing drilling and completion activities. Since that time, WTI prices have partially rebounded and stabilized around a price of approximately $40 per barrel.
The extreme volatility and lower price environment have created an extremely challenging market for all sub-sectors of the oil and natural gas industry in 2020. Although oil demand and prices have increased from the lows reached at the beginning of the second quarter, global rig count continued to decline through the third quarter of 2020.
Due to the poor market conditions, exploration and production companies in North America are under pressure to continue reducing existing production and minimize capital and maintenance expenditures. As a result, we have experienced a material reduction in demand for many of our products and consequently, our revenue. In addition, recently there has been an increase in bankruptcies and consolidation of exploration and production and service companies. A continuation of this trend going forward may lead to a further reduction in the demand for our products.
Activity levels in international regions, as well as global offshore and subsea activity, have also been impacted by COVID-19 related activity disruptions. However, international revenue for our drilling and subsea capital equipment offerings have not declined as sharply due to longer project timelines for international drilling customers and the diversification of our subsea product line revenue outside of the oil and natural gas industry. Despite this, we anticipate that revenue for our international regions will continue to remain far below the level achieved during the last newbuild cycle due to lower oil demand and oversupply of relatively new or recently upgraded equipment.

Demand for products in our Valve Solutions product line is driven by capital projects and maintenance spending in the upstream, midstream and downstream markets. As such, revenue for our Valve Solutions product line has also been negatively affected by lower energy prices and the impacts of COVID-19 on the global economy. In addition, revenue for our Valve Solutions product line has been under pressure due to our distribution customers’ increased focus on decreasing the quantity of valves in their inventories in order to generate positive free cash flow.
Although we have experienced some operational inefficiencies as a result of COVID-19, our manufacturing facilities and business operations have not experienced work stoppages due to COVID-19 or resulting government regulations. However, in response to the decline in demand for our products and decreases in revenue, we have implemented significant cost reduction actions, including exiting facilities, lowering headcount, lowering salaries, suspension of the Company’s matching contribution to the U.S. and Canada defined contribution retirement plans, and furloughs for select employee groups.
The table below shows average crude oil and natural gas prices for West Texas Intermediate crude oil (“WTI”), United Kingdom Brent crude oil (“Brent”), and Henry Hub natural gas:

	Three Months Ended
	September 30,	June 30,	September 30,
	2020	2020	2019
Average global oil, $/bbl
West Texas Intermediate	$40.89	$27.96	$56.34
United Kingdom Brent	$42.91	$29.70	$61.95

Average North American Natural Gas, $/Mcf
Henry Hub	$2.00	$1.70	$2.38
The price of oil varied dramatically during the first half of 2020 with the spot prices for WTI and Brent falling from $61.14 and $67.77 per barrel, respectively, as of December 31, 2019 to lows below $15.00 per barrel in April 2020 followed by a partial recovery to $40.05 and $40.30 per barrel, respectively, as of September 30, 2020. We expect oil prices to remain below prior year levels due to lower demand, the impact of COVID-19 and supply surpluses. Natural gas prices increased in the third quarter 2020 with average price levels approximately 18% higher compared to the second quarter 2020.

The table below shows the average number of active drilling rigs, based on the weekly Baker Hughes Incorporated rig count, operating by geographic area and drilling for different purposes.

	Three Months Ended
	September 30,	June 30,	September 30,
	2020	2020	2019
Active Rigs by Location
United States	254	392	920
Canada	47	25	132
International	731	834	1,144
Global Active Rigs	1,032	1,251	2,196

Land vs. Offshore Rigs
Land	836	1,029	1,921
Offshore	196	222	275
Global Active Rigs	1,032	1,251	2,196

U.S. Commodity Target
Oil/Gas	180	308	756
Gas	72	82	163
Unclassified	2	2	1
Total U.S. Active Rigs	254	392	920

U.S. Well Path
Horizontal	218	353	801
Vertical	15	14	53
Directional	21	25	66
Total U.S. Active Rigs	254	392	920
A substantial portion of our revenue is impacted by the level of rig activity and the number of wells completed. The average U.S. rig count for the third quarter 2020 was 35% and 72% lower compared to the second quarter of 2020 and the third quarter of 2019, respectively. The U.S. rig count was 805 at the beginning of 2020. Since then, the number of working rigs fell 70% to a low of 244 rigs in August 2020. Active rig levels for the remainder of 2020 are projected to remain significantly below prior year levels.
Tariffs imposed in 2018 by the U.S. government on imports of selected products, including those sourced from China, have caused our raw material costs to remain at an increased level, primarily in our Coiled Tubing and Valve Solutions product lines. In response, we are taking actions to mitigate the impact, including through diversification of our supply chain and applying for tariff exemptions.
The table below shows the amount of total inbound orders by segment:

(in millions of dollars)	Three Months Ended			Nine Months Ended
	September 30,	June 30,	September 30,	September 30,	September 30,
	2020	2020	2019	2020	2019
Drilling & Downhole	$38.7	$42.3	$80.0	$151.0	$240.3
Completions	18.4	14.2	64.5	82.5	215.5
Production	35.2	29.1	55.2	115.0	210.7
Total Orders	$92.3	$85.6	$199.7	$348.5	$666.5

Results of operations
Three months ended September 30, 2020 compared with three months ended September 30, 2019

	Three Months Ended September 30,		Change
(in thousands of dollars, except per share information)	2020	2019	$	%
Revenue:
Drilling & Downhole	$43,164	$88,294	$(45,130)	(51.1)%
Completions	19,632	70,637	(51,005)	(72.2)%
Production	40,836	81,022	(40,186)	(49.6)%
Eliminations	(26)	(687)	661	*
Total revenue	103,606	239,266	(135,660)	(56.7)%
Operating loss:
Drilling & Downhole	$(13,207)	$4,342	$(17,549)	(404.2)%
Operating margin %	(30.6)%	4.9%
Completions	(11,896)	(109)	(11,787)	(10,813.8)%
Operating margin %	(60.6)%	(0.2)%
Production	(70)	2,301	(2,371)	(103.0)%
Operating margin %	(0.2)%	2.8%
Corporate	(7,706)	(7,410)	(296)	(4.0)%
Total segment operating loss	(32,879)	(876)	(32,003)	(3,653.3)%
Operating margin %	(31.7)%	(0.4)%
Transaction expenses	665	254	411	*
Impairments of goodwill, intangible assets, property and equipment	2,962	532,336	(529,374)	*
Loss (gain) on disposal of assets and other	541	(107)	648	*
Operating loss	(37,047)	(533,359)	496,312	93.1%
Interest expense	8,473	7,766	707	9.1%
Foreign exchange losses (gains) and other, net	3,445	(3,200)	6,645	*
Gain on extinguishment of debt	(28,734)	—	(28,734)	*
Deferred loan costs written off	303	—	303	*
Gain realized on previously held equity investment	—	(1,567)	1,567	*
Total other (income) expense, net	(16,513)	2,999	(19,512)	(650.6)%
Loss before income taxes	(20,534)	(536,358)	515,824	96.2%
Income tax expense (benefit)	1,017	(3,371)	4,388	130.2%
Net loss	$(21,551)	$(532,987)	$511,436	96.0%

Weighted average shares outstanding
Basic	111,607	110,295
Diluted	111,607	110,295
Loss per share
Basic	$(0.19)	$(4.83)
Diluted	$(0.19)	$(4.83)
* not meaningful
We sold our equity interest in Ashtead in the third quarter of 2019. Therefore, our results of operations for the third quarter of 2020 may not be comparable to the results of operations for the third quarter of 2019. Refer to Note 4 Dispositions for additional information.

Revenue
Our revenue for the three months ended September 30, 2020 was $103.6 million, a decrease of $135.7 million, or 56.7%, compared to the three months ended September 30, 2019. For the three months ended September 30, 2020, our Drilling & Downhole, Completions, and Production segments comprised 41.7%, 18.9%, and 39.4% of our total revenue, respectively, which compared to 36.9%, 29.2%, and 33.9% of our total revenue, respectively, for the three months ended September 30, 2019. The overall decline in revenue is primarily related to lower sales volumes due to the significant decrease in drilling and completions activity levels. The changes in revenue by operating segment consisted of the following:
Drilling & Downhole segment — Revenue was $43.2 million for the three months ended September 30, 2020, a decrease of $45.1 million, or 51.1%, compared to the three months ended September 30, 2019. This decrease was driven by a $25.7 million, or 59.6%, decline in revenue for our Drilling Technologies product line due to lower sales volumes of consumable products and capital equipment as a result of the 72% decline in U.S. rig activity year-over-year. Revenue for our Downhole Technologies product line decreased by $15.7 million due to lower sales volumes of artificial lift products and well construction equipment due to the significant decline in drilling activity and well completions in 2020. The $3.8 million decline in revenue for our Subsea Technologies product line was relatively less than other product lines in the segment due to the diversification of sales of capital equipment to customers outside the oil and natural gas industry.
Completions segment — Revenue was $19.6 million for the three months ended September 30, 2020, a decrease of $51.0 million, or 72.2%, compared to the three months ended September 30, 2019. This decrease includes a $27.0 million decrease in revenue for our Stimulation and Intervention product line primarily attributable to lower spending by our pressure pumping service customers due to the significant decline in hydraulic fracturing activity levels in the U.S. and the cannibalization of existing excess equipment. The remaining decline was driven by a $24.0 million decrease in sales volumes for our Coiled Tubing product line primarily attributable to lower U.S. completions activity.
Production segment — Revenue was $40.8 million for the three months ended September 30, 2020, a decrease of $40.2 million, or 49.6%, compared to the three months ended September 30, 2019. This decrease was driven by a $26.5 million decline in sales volumes of our valve products, particularly sales into the North America upstream and midstream oil and natural gas market, and a $13.6 million decrease in revenue for our Production Equipment product line as a result of lower sales volumes of our surface production equipment due to the decline in well completions activity in 2020.
Segment operating loss and segment operating margin percentage
Segment operating loss for the three months ended September 30, 2020 was $32.9 million, a decline of $32.0 million compared to a loss of $0.9 million for the three months ended September 30, 2019. For the three months ended September 30, 2020, segment operating margin percentage was (31.7)% compared to (0.4)% for the three months ended September 30, 2019. Segment operating margin percentage is calculated by dividing segment operating loss by revenue for the period. The change in operating loss for each segment is explained as follows:
Drilling & Downhole segment — Segment operating loss was $13.2 million, or (30.6)%, for the three months ended September 30, 2020 compared to segment operating income of $4.3 million, or 4.9%, for the three months ended September 30, 2019. The $17.5 million decline in segment operating results is primarily attributable to lower gross profit from the 51.1% decline in segment revenues as well as employee severance and facility closure costs incurred in 2020. These declines in segment operating results were partially offset by lower employee and facilities related expenses due to headcount, salary and other cost reductions implemented in 2020.
Completions segment — Segment operating loss was $11.9 million, or (60.6)%, for the three months ended September 30, 2020 compared to a segment operating loss of $0.1 million, or (0.2)%, for the three months ended September 30, 2019. The $11.8 million decline in segment operating results is due to the reduction in gross profit from the 72.2% decline in revenues, partially offset by lower employee and facilities related expenses due to headcount, salary and other cost reductions implemented in 2020.
Production segment — Segment operating loss was $0.1 million, or (0.2)%, for the three months ended September 30, 2020 compared to segment operating income of $2.3 million, or 2.8%, for the three months ended September 30, 2019. The decline in segment operating results is due to lower gross profit from the 49.6% decline in revenue, partially offset by lower employee and facilities related expenses due to headcount, salary and other cost reductions implemented in 2020.

Corporate — Selling, general and administrative expenses for Corporate were $7.7 million for the three months ended September 30, 2020, a $0.3 million increase compared to the three months ended September 30, 2019. Reductions in employee related costs from headcount, salary and other cost reductions were more than offset by a $1.5 million lease impairment and higher legal fees incurred in the three months ended September 30, 2020. Corporate costs include, among other items, payroll related costs for management, administration, finance, legal, and human resources personnel; professional fees for legal, accounting and related services; and marketing costs.
Other items not included in segment operating loss
Several items are not included in segment operating loss, but are included in total operating loss. These items include transaction expenses, impairments of goodwill, intangible assets, property and equipment, and loss (gain) on the disposal of assets and other. Transaction expenses relate to legal and other advisory costs incurred in acquiring or disposing of businesses and are not considered to be part of segment operating income (loss). For further information related to impairments of goodwill, intangible assets, property and equipment, refer to Note 7 Impairments of Goodwill and Long-Lived Assets.
Other income and expense
Other income and expense includes interest expense, foreign exchange losses (gains) and other, gain on extinguishment of debt, deferred loan costs written off and gain realized on previously held equity investment. We incurred $8.5 million of interest expense during the three months ended September 30, 2020, an increase of $0.7 million compared to the three months ended September 30, 2019 primarily due to an increase in non-cash interest expense for amortization of discount on the new 2025 Notes.
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
In the third quarter of 2020, we exchanged $315.5 million principal amount of 2021 Notes for new 2025 Notes. This transaction was accounted for as an extinguishment of the 2021 Notes with the new 2025 Notes recorded at fair value resulting in a $28.7 million gain on extinguishment of debt. See Note 8 Debt for further information.
Concurrent with the completion of the 2021 Notes exchange, the Credit Facility was amended to, among other things, reduce the size of the commitments from $300.0 million to $250.0 million, resulting in a write-off of $0.3 million of deferred loan costs.
In the third quarter of 2019, we sold our aggregate 40% interest in Ashtead and recognized a gain of $1.6 million as a result of such sale. See Note 4 Dispositions for further information.
Taxes
We recorded a tax expense of $1.0 million for the three months ended September 30, 2020, compared to a tax benefit of $3.4 million for the three months ended September 30, 2019. The tax benefit for the three months ended September 30, 2019 includes a $3.8 million benefit related to the impairments of goodwill. In addition, the estimated annual effective tax rate for the three months ended September 30, 2020 is different than the comparable period in 2019 primarily due to the impairment of non-deductible goodwill in 2019 and losses in jurisdictions where the recording of a tax benefit is not available. Furthermore, the tax expense or benefit recorded can vary from period to period depending on the Company’s relative mix of earnings and losses by jurisdiction.

Nine months ended September 30, 2020 compared with nine months ended September 30, 2019

	Nine Months Ended September 30,		Favorable / (Unfavorable)
	2020	2019	$	%
(in thousands of dollars, except per share information)
Revenue:
Drilling & Downhole	$166,990	$256,586	$(89,596)	(34.9)%
Completions	88,038	246,816	(158,778)	(64.3)%
Production	145,038	256,272	(111,234)	(43.4)%
Eliminations	(553)	(2,918)	2,365	*
Total revenue	399,513	756,756	(357,243)	(47.2)%
Operating income (loss):
Drilling & Downhole	(26,751)	3,185	(29,936)	(939.9)%
Operating margin %	(16.0)%	1.2%
Completions	(47,027)	9,583	(56,610)	(590.7)%
Operating margin %	(53.4)%	3.9%
Production	(9,306)	10,225	(19,531)	(191.0)%
Operating margin %	(6.4)%	4.0%
Corporate	(23,326)	(22,711)	(615)	(2.7)%
Total segment operating income (loss)	(106,410)	282	(106,692)	(37,834.0)%
Operating margin %	(26.6)%	—%
Transaction expenses	852	972	(120)	(12.3)%
Impairments of goodwill, intangible assets, property and equipment	20,394	532,336	(511,942)	*
Contingent consideration benefit	—	(4,629)	4,629	*
Gain on disposal of assets and other	(180)	(71)	(109)	*
Operating loss	(127,476)	(528,326)	400,850	75.9%
Interest expense	21,617	24,170	(2,553)	(10.6)%
Foreign exchange gains and other, net	(931)	(3,069)	2,138	69.7%
Gain on extinguishment of debt	(72,478)	—	(72,478)	*
Deferred loan costs written off	2,262	—	2,262	*
Gain realized on previously held equity investment	—	(1,567)	1,567	*
Total other (income) expense	(49,530)	19,534	(69,064)	*
Loss before income taxes	(77,946)	(547,860)	469,914	85.8%
Income tax expense (benefit)	(13,757)	6,749	(20,506)	(303.8)%
Net loss	$(64,189)	$(554,609)	$490,420	88.4%

Weighted average shares outstanding
Basic	111,459	109,977
Diluted	111,459	109,977
Loss per share
Basic	$(0.58)	$(5.04)
Diluted	$(0.58)	$(5.04)
* not meaningful
We sold our equity interest in Ashtead in the third quarter of 2019. Therefore, our results of operations for the nine months ended September 30, 2020 may not be comparable to historical results of operations for the nine months ended September 30, 2019. Refer to Note 4 Dispositions for additional information.

Revenue
Our revenue for the nine months ended September 30, 2020 was $399.5 million, a decrease of $357.2 million, or 47.2%, compared to the nine months ended September 30, 2019. For the nine months ended September 30, 2020, our Drilling & Downhole, Completions, and Production segments comprised 41.8%, 21.9%, and 36.3% of our total revenue, respectively, which compared to 33.9%, 32.2%, and 33.9% of our total revenue, respectively, for the nine months ended September 30, 2019. The overall decline in revenue is primarily related to lower sales volumes due to the significant decrease in drilling and completions activity levels. The changes in revenue by operating segment consisted of the following:
Drilling & Downhole segment — Revenue was $167.0 million for the nine months ended September 30, 2020, a decrease of $89.6 million, or 34.9%, compared to the nine months ended September 30, 2019. This decrease includes a $48.4 million, or 39.5%, decline in revenue for our Drilling Technologies product line due to lower sales volumes of consumable products and capital equipment as a result of a 52% decline in U.S. rig activity year-over-year. Revenue for our Downhole Technologies product line decreased by $37.2 million primarily due to lower sales volumes of artificial lift products and well construction equipment due to the significant decrease in drilling activity and the number of wells completed in the first nine months of 2020. The $4.0 million decline in revenue for our Subsea Technologies product line was relatively less than other product lines in the segment due to the diversification of sales of capital equipment to customers outside the oil and natural gas industry.
Completions segment — Revenue was $88.0 million for the nine months ended September 30, 2020, a decrease of $158.8 million, or 64.3%, compared to the nine months ended September 30, 2019. This decline includes a $92.2 million, or 68.5%, decrease in sales volumes for our Stimulation and Intervention product line primarily attributable to lower spending by our pressure pumping service customers due to the significant decline in hydraulic fracturing activity levels in the U.S. The remaining decline was driven by a $66.5 million decrease in sales volumes for our Coiled Tubing product line primarily attributable to lower U.S. completions activity.
Production segment — Revenue was $145.0 million for the nine months ended September 30, 2020, a decrease of $111.2 million, or 43.4%, compared to the nine months ended September 30, 2019. This decrease includes a $66.2 million, or 42.0%, decline in sales volumes of our valve products, particularly sales into the North America upstream and midstream oil and natural gas market, and a $45.0 million decrease in revenue for our Production Equipment product line as a result of lower sales volumes of our surface production equipment due to the significant decline in U.S. well completions in the nine months ended September 30, 2020.
Segment operating income (loss) and segment operating margin percentage
Segment operating loss for the nine months ended September 30, 2020 was $106.4 million, a decline of $106.7 million compared to the nine months ended September 30, 2019. For the nine months ended September 30, 2020, segment operating margin percentage was (26.6)% compared to break-even for the nine months ended September 30, 2019. Segment operating margin percentage is calculated by dividing segment operating income (loss) by revenue for the period. The change in operating margin percentage for each segment is explained as follows:
Drilling & Downhole segment — Segment operating loss was $26.8 million, or (16.0)%, for the nine months ended September 30, 2020 compared to income of $3.2 million, or 1.2% for the nine months ended September 30, 2019. The $29.9 million decline in segment operating results is primarily attributable to lower gross profit from the 34.9% decline in segment revenues. In addition, segment operating loss for the first nine months of 2020 includes approximately $8.0 million of inventory write-downs, $4.5 million of impairments of operating lease right of use assets, and $3.1 million of employee severance costs. These declines in segment operating results were partially offset by lower employee related costs due to headcount, salary and other cost reductions implemented in 2020.
Completions segment — Segment operating loss was $47.0 million, or (53.4)%, for the nine months ended September 30, 2020 compared to income of $9.6 million, or 3.9% for the nine months ended September 30, 2019. The $56.6 million decline in segment operating results is primarily attributable to lower gross profit from the 64.3% decline in segment revenues. In addition, segment operating loss for the first nine months of 2020 includes $8.5 million of inventory write-downs, $6.1 million of impairments of operating lease right of use assets, and $1.5 million of employee severance costs. These declines in segment operating results were partially offset by lower employee related costs due to headcount, salary and other cost reductions implemented in 2020.
Production segment — Segment operating loss was $9.3 million, or (6.4)%, for the nine months ended September 30, 2020 compared to income of $10.2 million, or 4.0% for the nine months ended September 30, 2019. The $19.5 million decline in segment operating results is primarily attributable to lower gross profit from the 43.4% decline in segment revenues. In addition, segment operating loss for the first nine months of 2020 includes $3.3 million of inventory write-downs, $1.9 million of impairments of operating lease right of use assets, and $1.2 million of employee severance costs. These declines in segment operating results were partially offset by lower employee related costs due to headcount, salary and other cost reductions implemented in 2020.
Corporate — Selling, general and administrative expenses for Corporate were $23.3 million for the nine months ended September 30, 2020, a $0.6 million increase compared to the nine months ended September 30, 2019. Reductions in employee related costs from headcount, salary and other cost reductions were more than offset by a $1.5 million lease impairment and higher legal fees in the first nine months of 2020. Corporate costs include, among other items, payroll related costs for management, administration, finance, legal, and human resources personnel; professional fees for legal, accounting and related services; and marketing costs.
Other items not included in segment operating income (loss)
Several items are not included in segment operating income (loss), but are included in total operating income (loss). These items include transaction expenses, impairments of goodwill, intangible assets, property and equipment, contingent consideration benefit and gain on disposal of assets and other. Transaction expenses relate to legal and other advisory costs incurred in acquiring or disposing of businesses and are not considered to be part of segment operating income. For further information related to impairments of goodwill, intangible assets, property and equipment, refer to Note 7 Impairments of Goodwill and Long-Lived Assets.
The $4.6 million contingent consideration benefit recognized in the nine months ended September 30, 2019 is related to reducing the estimated fair value of the contingent cash liability associated with the acquisition of Houston Global Heat Transfer LLC.
Other expense
Other expense includes interest expense, foreign exchange gains and other, gain on extinguishment of debt and deferred loan costs written off. We incurred $21.6 million of interest expense during the nine months ended September 30, 2020, a decrease of $2.6 million from the nine months ended September 30, 2019 primarily due to lower average outstanding balances on our revolving Credit Facility in 2020 compared to 2019.
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
During the nine months ended September 30, 2020, we recognized $72.5 million of gains on extinguishment of debt, including a $43.8 million gain from the repurchase of notes in the first half of 2020 and a $28.7 million gain from the exchange of notes in the third quarter of 2020. During the first half of 2020, we repurchased an aggregate $71.9 million of principal amount of our 2021 Notes for $27.7 million and recognized a net gain of $43.8 million reflecting the difference in the amount paid and the net carrying value of the extinguished debt, including debt issuance costs and unamortized debt premium. In the third quarter of 2020, we exchanged $315.5 million principal amount of 2021 Notes for new 2025 Notes. This transaction was accounted for as an extinguishment of the 2021 Notes with the new 2025 Notes recorded at fair value on the transaction date, resulting in a $28.7 million gain on extinguishment of debt. See Note 8 Debt for further information.
During the nine months ended September 30, 2020, we wrote-off $2.3 million of deferred loan costs including $2.0 million for the termination of previous discussions related to a potential exchange offer for our 2021 Notes and $0.3 million related to amending our Credit Facility to, among other things, reduce the size of the commitments from $300.0 million to $250.0 million.
In the third quarter of 2019, we sold our aggregate 40% interest in Ashtead and recognized a gain of $1.6 million as a result of such sale. See Note 4 Dispositions for further information.
Taxes
We recorded a tax benefit of $13.8 million for the nine months ended September 30, 2020, compared to a tax expense of $6.7 million for the nine months ended September 30, 2019. The tax expense for the nine months ended September 30, 2020 includes a $16.6 million benefit related to a carryback claim for U.S. federal tax losses based on new provisions in the CARES Act, as discussed further below. The tax expense for the nine months ended September 30, 2019 includes an increase in our valuation allowance of $5.9 million to write down our deferred tax assets in the U.S. and Saudi Arabia and a tax benefit of $3.8 million related to the impairment of goodwill. In addition, the estimated annual effective tax rates for the nine months ended September 30, 2020 and 2019 were impacted by losses in jurisdictions where the recording of a tax benefit is not available.
On March 27, 2020, President Trump signed the CARES Act in response to the COVID-19 pandemic. The CARES Act provides relief to corporate taxpayers by permitting a five-year carryback of 2018-2020 NOLs, increasing the 30% limitation on interest expense deductibility to 50% of adjusted taxable income for 2019 and 2020, and accelerating refunds for minimum tax credit carryforwards, among other provisions. The tax effects of changes in tax laws are recognized in the period in which the law is enacted. As such, the tax expense for the nine months ended September 30, 2020 includes a $16.6 million benefit related to a carryback claim for U.S. federal tax losses based on new provisions in the CARES Act.
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
During the first half of 2020, we repurchased an aggregate $71.9 million principal amount of our 2021 Notes for $27.7 million and recognized a net gain of $43.8 million reflecting the difference in the amount paid and the net carrying value of the extinguished debt, including debt issuance costs and unamortized debt premium. In the third quarter of 2020, we exchanged $315.5 million principal amount of the remaining 2021 Notes for new 2025 Notes. Concurrent with the 2021 Notes exchange, the Credit Facility was amended to, among other things, reduce the size of the commitments from $300.0 million to $250.0 million. Following these transactions, we had $12.7 million principal amount of 2021 Notes, $315.5 million principal amount of 2025 Notes and no borrowings outstanding under our Credit Facility as of September 30, 2020. The Credit Facility is currently scheduled to mature on July 1, 2021, subject to extension to October 30, 2022 if, on or before July 1, 2021, the 2021 Notes are repaid or refinanced in their entirety with indebtedness maturing on or after January 31, 2023. In October 2020, we provided notice of redemption relating to the $12.7 million principal amount of 2021 Notes outstanding and intend to redeem such notes in full in November 2020 at a redemption price equal to 100% of the principal amount thereof, together with accrued and unpaid interest, if any, to the redemption date. This information does not constitute a notice of redemption with respect to the 2021 Notes, nor does it constitute an offer to tender for, or purchase any, 2021 Notes or any other security.
See Note 8 Debt for further details related to the terms for our 2021 Notes, 2025 Notes and Credit Facility.
As of September 30, 2020, we had cash and cash equivalents of $20.0 million and $108.6 million of availability under our Credit Facility, respectively. We anticipate that our future working capital requirements for our operations will fluctuate directionally with revenues. Furthermore, availability under our Credit Facility will fluctuate directionally based on the level of our eligible accounts receivable and inventory. In the third quarter of 2020, we received a $14.1 million cash refund for income taxes from filing a carryback claim for U.S. federal tax losses based on provisions in the CARES Act. In addition, we expect total 2020 capital expenditures to be less than $5.0 million, consisting of, among other items, replacing end of life machinery and equipment.
We expect our available cash on-hand, cash generated by operations, and estimated availability under our Credit Facility to be adequate to fund current operations and debt maturities during the next 12 months. In addition, based on existing market conditions and our expected liquidity needs, among other factors, we may use a portion of our cash flows from operations, proceeds from divestitures, securities offerings or other eligible capital to reduce the principal amount of debt outstanding.
In 2019, we completed two dispositions for total consideration of $51.7 million. For additional information, see Note 4 Dispositions. We may pursue acquisitions in the future, which may be funded with cash and/or equity. Our ability to make significant acquisitions for cash may require us to pursue additional equity or debt financing, which we may not be able to obtain on terms acceptable to us or at all.
To the extent that access to the capital and other financial markets is adversely affected by the effects of COVID-19, our customers and other counterparties may become unable to make payments to us, on a timely basis or at all, which could adversely affect our business, cash flows, liquidity, financial condition and results of operations.

Our cash flows for the nine months ended September 30, 2020 and 2019 are presented below (in millions):

	Nine Months Ended September 30,
	2020	2019
Net cash provided by operating activities	$1.7	$75.7
Net cash provided by investing activities	2.0	27.2
Net cash used in financing activities	(41.5)	(121.4)
Effect of exchange rate changes on cash	(0.1)	0.2
Net decrease in cash, cash equivalents and restricted cash	$(37.9)	$(18.3)
Net cash provided by operating activities
Net cash provided by operating activities was $1.7 million for the nine months ended September 30, 2020 compared to $75.7 million of cash provided by operating activities for the nine months ended September 30, 2019. This decline is primarily attributable to the decline in operating results. Net income adjusted for non-cash items used $29.9 million of cash for the nine months ended September 30, 2020 compared to providing $42.5 million of cash for the nine months ended September 30, 2019. The remaining decline is due to changes in working capital which provided cash of $31.6 million for the nine months ended September 30, 2020 compared to $33.1 million for the nine months ended September 30, 2019.
Net cash provided by investing activities
Net cash provided by investing activities was $2.0 million for the nine months ended September 30, 2020 including $4.2 million of proceeds from the sale of property and equipment, partially offset by $2.2 million of capital expenditures. Net cash provided by investing activities was $27.2 million for the nine months ended September 30, 2019 including $39.3 million in cash proceeds from the sale of our aggregate 40% interest in Ashtead technology, partially offset by $12.6 million of capital expenditures for property and equipment.
Net cash used in financing activities
Net cash used in financing activities was $41.5 million for the nine months ended September 30, 2020 compared to $121.4 million used in financing activities for the nine months ended September 30, 2019. Net cash used in financing activities for the nine months ended September 30, 2020 includes $27.7 million of cash used to repurchase 2021 Notes, $9.4 million paid for deferred financing costs and a $3.5 million early participation payment for the bond exchange. Net cash used in financing activities for the nine months ended September 30, 2019 primarily includes $120.3 million of net repayments of debt.
Supplemental Guarantor Financial Information
The Company’s 2021 Notes and 2025 Notes are guaranteed by our domestic subsidiaries which are 100% owned, directly or indirectly, by the Company. The guarantees are full and unconditional, joint and several, and on an unsecured basis.
We are presenting the following summarized financial information for the Company and the subsidiary guarantors (collectively referred to as the "Obligated Group") pursuant to Rule 13-01 of Regulation S-X, Guarantors and Issuers of Guaranteed Securities Registered or Being Registered. For purposes of the following summarized financial information, transactions between the Company and the subsidiary guarantors, presented on a combined basis, have been eliminated and information for the non-guarantor subsidiaries have been excluded. Amounts due to the non-guarantor subsidiaries and other related parties, as applicable, have been separately presented within the summarized financial information below.

Summarized financial information for the year-to-date interim period and the most recent annual period was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Summarized Statements of Operations	2020	2019	2020	2019
Revenue	$79,676	$197,980	$313,838	$640,739
Cost of sales	69,856	149,130	284,494	482,301
Operating loss	(40,311)	(542,533)	(126,286)	(541,536)
Net loss	(21,551)	(532,987)	(64,189)	(554,609)

	September 30, 2020	December 31, 2019
Summarized Balance Sheet
Current assets	$398,158	$530,111
Noncurrent assets	352,346	416,924

Current liabilities	$80,889	$122,354
Payables to non-guarantor subsidiaries	126,307	116,053
Noncurrent liabilities	326,662	440,817
Off-balance sheet arrangements
As of September 30, 2020, we had no off-balance sheet instruments or financial arrangements, other than letters of credit entered into in the ordinary course of business.
Contractual obligations
Except for the 2025 Notes and the changes in the Credit Facility and 2021 Notes discussed above, there have been no other material changes in our contractual obligations and commitments disclosed in our 2019 Annual Report on Form 10-K.
Critical accounting policies and estimates
There have been no material changes in our critical accounting policies and procedures during the nine months ended September 30, 2020. For a detailed discussion of our critical accounting policies and estimates, refer to our 2019 Annual Report on Form 10-K. For recent accounting pronouncements, refer to Note 2 Recent Accounting Pronouncements.

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
Our management, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b) as of September 30, 2020. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2020.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
The COVID-19 pandemic and associated volatility in the oil and natural gas markets has caused us to incur additional risk. During the first half of 2020, the COVID-19 pandemic and associated actions taken around the world to mitigate the spread of COVID-19, including unprecedented governmental actions ordering citizens in the United States and countries around the world, including those in which we operate, to “shelter in place,” and issuing “stay at home orders,” caused a significant decline in economic activity and oil demand. At the same time, the OPEC+ oil producing nations increased production in an effort to grow market share, which further exacerbated the imbalance between supply and demand. The combination of these shocks in both supply and demand caused a significant decline in oil prices during the first quarter of 2020. In response to the low level of oil prices in the second quarter of 2020, the OPEC+ oil producing nations agreed to a significant cut in oil production and North American exploration and production companies significantly reduced supply by shutting in producing wells and significantly decreasing drilling and completion activities. Although oil demand and prices have increased from the lows reached at the beginning of the second quarter, they remain at levels that are uneconomic for many exploration and production companies. This has driven further declines in the global rig count and North America completions activities.
These events have directly affected our business and have compounded the impact from many of the risks described in our Form 10-K for the year ended December 31, 2019, including those relating to our customers’ capital spending and trends in oil and natural gas prices. Demand for our products and services has declined and is expected to remain depressed as our customers continue to revise their capital budgets downwards and swiftly adjust their operations in response to lower commodity prices. In addition, we are facing, and expect to continue to face, logistical challenges including border closures, travel restrictions and an inability to commute to certain facilities and job sites, as we provide services and products to our customers. We are also experiencing inefficiencies surrounding stay-at-home orders and remote work arrangements.
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
Given the dynamic nature of these events, we cannot reasonably estimate the period of time that the COVID-19 pandemic and related market conditions will persist, the full extent of the impact they will have on our business, financial condition, results of operations or cash flows or the pace or extent of any subsequent recovery. This year has been, and we anticipate that it will continue to be, a challenging year for us, as our customers continue to reduce their capital budgets. Therefore, we expect our activity levels will continue to be substantially below previous year levels, coupled with downward pressure on the price of our products and services, and corresponding reductions in revenue and operating margins.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Following is a summary of our repurchases of our common stock during the three months ended September 30, 2020.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plan or programs	Maximum value of shares that may yet be purchased under the plan or program (in thousands)
July 1, 2020 - July 31, 2020	916	$2.25	—	$—
August 1, 2020 - August 31, 2020	—	$—	—	$—
September 1, 2020 - September 30, 2020	—	$—	—	$—
Total	916	$—	—

Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
None

Item 6. Exhibits

Exhibit
Number		DESCRIPTION

4.1*	—
Indenture, dated as of August 4, 2020, among the Company, the subsidiary guarantors party thereto and the Trustee and Collateral Agent (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed on August 5, 2020).

4.2*	—
Ninth Supplemental Indenture, dated as of August 4, 2020, among the Company, the subsidiary guarantors party thereto and the Trustee (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K, filed on August 5, 2020).

10.1*	—
Credit Agreement Amendment, dated as of August 4, 2020, among the Company, the other borrowers and the guarantors party thereto, the lenders party thereto, Wells Fargo Bank, National Association, as Administrative Agent, and the other parties named therein (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on August 5, 2020).

10.2*	—
Registration Rights Agreement, dated as of August 4, 2020, among the Company and holders of the 2025 Notes party thereto (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on August 5, 2020).

10.3*	—
Rights Plan Amendment, dated as of August 4, 2020, among the Company and American Stock Transfer & Trust Company, LLC (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed on August 5, 2020).

10.4**#	—	Form of Form of Performance Restricted Stock Unit Agreement (Employees and Consultants). Restricted Stock Unit Agreement (Employees and Consultants).

10.5**#	—	Form of Special Performance Restricted Stock Unit Agreement (Employees and Consultants).

22.1**	—	Subsidiary guarantors of the Company's Unsecured Notes due 2021 and Convertible Secured Notes due 2025.

31.1**	—	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	—	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	—	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	—	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	—	Inline XBRL Instance Document

101.SCH**	—	Inline XBRL Taxonomy Extension Schema Document.

101.CAL**	—	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB**	—	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE**	—	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF**	—	Inline XBRL Taxonomy Extension Definition Linkbase Document.

104**	—	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*Previously filed.
**Filed herewith.
#Identifies management contracts and compensatory plans or arrangements.

SIGNATURES
As required by Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has authorized this report to be signed on its behalf by the undersigned authorized individuals.

FORUM ENERGY TECHNOLOGIES, INC.
Date:	November 6, 2020	By:	/s/ D. Lyle Williams, Jr.
D. Lyle Williams, Jr.
Executive Vice President and Chief Financial Officer
(As Duly Authorized Officer and Principal Financial Officer)

		By:	/s/ John McElroy
John McElroy
Corporate Controller and Principal Accounting Officer
(As Duly Authorized Officer and Principal Accounting Officer)