Form 10-K
period 2020-12-31
FORUM ENERGY TECHNOLOGIES, INC.
filed 2021-03-02
CIK 1401257

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________________
FORM 10-K
____________________________________

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2020
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________
Commission File Number 001-35504
FORUM ENERGY TECHNOLOGIES, INC.
(Exact name of registrant as specified in its charter)

Delaware	61-1488595
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10344 Sam Houston Park Drive	Suite 300	Houston	Texas	77064
(Address of Principal Executive Offices)				(Zip Code)
Registrant’s telephone number, including area code: (713) 351-7900
Securities registered pursuant to Section 12(b) of the Act:

Common stock, $0.01 par value	FET	New York Stock Exchange
Rights to Purchase Preferred Stock	N/A	New York Stock Exchange
(Title of Each Class)	(Trading Symbol)	(Name of Each Exchange on Which Registered)
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer	☑
Smaller reporting company	☑	Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of Common Stock held by non-affiliates on June 30, 2020, determined using the per share closing price on the New York Stock Exchange Composite tape of $10.60 on June 30, 2020, was approximately $44.0 million. For this purpose, our executive officers and directors and SCF Partners L.P. and its affiliates are considered affiliates.
As of February 26, 2021, there were 5,599,517 common shares outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of our Proxy Statement for the 2021 Annual Meeting of Stockholders are incorporated by reference into Part III of this report.

Forum Energy Technologies, Inc.

PART I
Item 1. Business
Forum Energy Technologies, Inc., a Delaware corporation (“Forum,” the “Company,” “we” or “us”), is a global products company, serving the drilling, downhole, subsea, completions, and production sectors of the energy industry. Our common shares are listed on the New York Stock Exchange (“NYSE”) under the symbol “FET.” Our principal executive offices are located at 10344 Sam Houston Park Drive, Houston, Texas 77064, our telephone number is (713) 351-7900, and our website is www.f-e-t.com. Our Annual Reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and all amendments thereto, are available free of charge in the “Investors” section of our website as soon as reasonably practicable after such reports are electronically filed with or furnished to the Securities and Exchange Commission (“SEC”). These reports are also available on the SEC’s website at www.sec.gov. Information contained on or accessible from our website is not incorporated by reference into this Annual Report on Form 10-K and should not be considered part of this report or any other filing that we make with the SEC.
Reverse Stock Split
On November 9, 2020, we effected a reverse stock split where each 20 issued and outstanding shares of our common stock were converted into one share of our common stock (the "Reverse Stock Split"). Our shares began trading on a reverse stock split-adjusted basis on November 10, 2020. All share and per share data included in this report have been retroactively adjusted to reflect the Reverse Stock Split.
Overview
We are a global products company, serving the drilling, downhole, subsea, completions and production sectors of the energy industry. We design, manufacture and distribute products and engage in aftermarket parts supply and services that complement our product offering. The Company's products include highly engineered capital equipment as well as products that are consumed in the drilling, well construction, production and transportation of oil and natural gas. These consumable products are used in drilling, well construction and completions activities, within the supporting infrastructure, and at processing centers and refineries. Our engineered capital products are directed at drilling rig equipment for new rigs, upgrades and refurbishment projects, subsea construction and development projects, pressure pumping equipment, the placement of production equipment on new producing wells, and downstream capital projects. In 2020, over 80% of our revenue was derived from consumable products and activity-based equipment, while the balance was primarily derived from capital products with a small amount from rental and other services.
We seek to design, manufacture and supply high quality reliable products that create value for our diverse customer base, which includes, among others, oil and natural gas operators, land and offshore drilling contractors, oilfield service companies, subsea construction and service companies, and pipeline and refinery operators.
Our reporting segments align with business activity drivers and the manner in which management reviews and evaluates operating performance. Forum operates in the following three reporting segments: Drilling & Downhole, Completions and Production. We believe that the reporting segment structure is aligned with the key phases of the well cycle and provides operating efficiencies.
We incorporate by reference the segment and geographic information for the last three years set forth in Note 18 Business Segments, and the information with respect to dispositions set forth in Note 4 Dispositions.
Drilling & Downhole segment
In our Drilling & Downhole segment, we design, manufacture and supply products and provide related services to the drilling, downhole and subsea markets. Through this segment, we offer drilling technologies, including capital equipment and a broad line of products consumed in the drilling process; downhole technologies, including cementing and casing tools, protection products for artificial lift equipment and cables. The segment also supplies subsea technologies, including robotic vehicles and other capital equipment, specialty components and tooling, a broad suite of complementary subsea technical services.
There are several factors that drive demand for our Drilling & Downhole segment. Our Drilling Technologies product line is influenced by global drilling activity; the level of capital investment in drilling rigs and equipment replacement as drilling contractors modify or replace existing rigs to increase capability or improve efficiency and safety; the number of rigs in use and the severity of operating conditions. Our Downhole Technologies product line is impacted by the level of well completion activity and complexity of well construction and completion. Demand for our subsea products is affected by global offshore activity, defense spending, subsea equipment and pipeline installation, repair and maintenance expenditures, and growth in offshore resource development.
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
Drilling capital equipment. We design and manufacture a range of powered and manual tubular handling tools used on onshore and offshore drilling rigs. Our Forum B+V Oil Tools and Wrangler™ branded tools reduce direct human involvement in the handling of pipe during drilling operations, improving safety, speed and efficiency of operations. Our tubular handling tools include elevators, clamps, rotary slips, rotary tongs, powered slips, spiders and kelly spinners. Our hydraulic catwalks mechanize the lifting and lowering of tubulars to and from the drill floor, eliminating or reducing the need for traditional drill pipe and casing “pick-up and lay-down” operations with associated personnel. In addition, our make-up and break-out tools, called Forum Roughneck™, automate a potentially dangerous rig floor task and improve rig drilling speed and safety. In addition, we also manufacture torque machines which allow customers to make up and break out complex tubulars and casing offline. We also design and manufacture a range of rig-based offline activity cranes and multi-purpose cranes.
In addition to powered tubular handling equipment, we design and manufacture drilling manifold systems and high pressure piping packages. Finally, we repair and service drilling equipment for both land and offshore rigs. Many of our service employees work in the field to address problems at the rig site.
Consumable products. We manufacture a range of consumable products used on drilling rigs, well servicing rigs, and hydraulic fracturing systems. Our consumable products include valves, centrifugal pumps, mud pump fluid end components, including P-Quip™ mud pump modules, Forumlok™, rig sensors, inserts, and dies. We are also a supplier of oilfield bearings, including FracMax™, to original equipment manufacturers and repair businesses for use in drilling and well stimulation equipment.
Downhole Technologies. We manufacture a broad line of downhole products that are consumed during the construction, completion and production phases of a well’s lifecycle.
Downhole protection systems. We offer a full selection of downhole protection solutions and artificial lift accessories through our various brands such as Cannon Services™ and Multilift. Our Cannon Services protectors are used to shield downhole control lines, cables and gauges during installation and to provide protection during production enhancement operations. We design and manufacture a variety of downhole protection solutions for electrical submersible pump (“ESP”) cabling, encapsulated control lines, sub-surface safety valves and permanent downhole gauges. We provide both standard and customized protection systems, and we utilize a range of materials in our products for various downhole environments. SandGuard™ and Cyclone™ branded completion tools extend the useful life of an ESP by protecting it against sand and other solids during shutdown and startup. Forum’s GasGuard™ branded product also extends the useful life of an ESP by breaking down gas slugs, creating an uninterrupted flow of liquid.
Casing and cementing tools. Through our Davis-Lynch™ branded downhole well construction operations, we design and manufacture products used in the construction of oil and natural gas wells. We design and manufacture a full portfolio of centralizers, float equipment, stage cementing tools, inflatable packers, flotation collars, cementing plugs and surge reduction equipment. Our products are used globally in the construction of onshore and offshore wells.
Our primary customers in this product line are oil and natural gas producers, and service companies providing completions, artificial lift and other intervention services to producers.
Subsea Technologies. We design and manufacture capital equipment and specialty components used in the subsea sector and provide a broad suite of complementary technical services. We have a core focus on the design and manufacture of remotely operated vehicle (“ROV”) systems, other specialty subsea vehicles, and rescue submarines, as well as critical components of these vehicles. Many of our related technical services complement our vehicle offerings.
Subsea vehicles. We are a leading designer and manufacturer of a wide range of ROVs that we supply to the offshore subsea construction, observation and related service markets. The market for ROVs can be segmented into three broad classes of vehicles based on size and category of operations: (1) large work-class vehicles and trenchers for construction and installation activities, (2) drilling-class vehicles deployed from and for use around an offshore rig and (3) observation-class vehicles for inspection and light manipulation. We are a leading provider of work-class and observation class vehicles.
We design and manufacture large work-class ROVs through our highly respected Perry® brand. These vehicles are principally used in deepwater construction applications. In addition to work-class ROVs, we design and manufacture large trenchers that travel along the sea floor for trenching, installation and burial operations. The largest of these trenchers is able to cut over three meters deep into the seafloor to lay pipelines, power cables or communications cables for customers in the pipeline, renewables and telecom markets.
Our Forum Sub-Atlantic® branded observation-class vehicles are electrically powered and are principally used for inspection, survey and light manipulation, and serve a wide range of industries.
In addition to ROVs, we design and manufacture subsea rescue vehicles capable of a range of tasks, including submarine rescue operations, diver support, seabed survey, port security, under hull search and a variety of other tasks.
Our subsea vehicle customers are primarily large offshore construction companies, including non-oil and natural gas entities, such as a range of governmental organizations including naval, maritime science and geoscience research organizations, offshore wind power companies, and other industries operating in marine environments.
Subsea products and technical services. We are also a leading designer and manufacturer of subsea products and components utilized in conjunction with ROVs for the oil and natural gas, renewables, telecommunications and defense markets. We manufacture Dynacon® branded ROV launch and recovery systems, linear cable engines, Sub-Atlantic® branded ROV thrusters, and a wide range of hydraulic power units and valve packs. We design and manufacture these ROV components for incorporation into our own vehicles as well as for sale to other ROV manufacturers. We also provide a broad suite of subsea tooling, both industry standard and custom designed, and technical services.
Completions segment
In our Completions segment, we design, manufacture and supply products and provide related services to the coiled tubing, stimulation and intervention markets. Through this segment, we offer stimulation and intervention technologies, including hydraulic fracturing pumps, cooling systems, flow iron, wireline cable and pressure control equipment as well as related recertification and refurbishment services. We also offer coiled tubing products, including coiled tubing strings and coiled line pipe.
Demand for our Stimulation & Intervention and Coiled Tubing product lines is impacted by the level of North America shale or tight sand basin hydraulic fracturing activity and the level of workover and intervention activity.
Stimulation and Intervention. We provide a broad range of high pressure pumps and flow equipment used by well stimulation, or pressure pumping, companies during stimulation, intervention (principally plug and perforation activity) and flowback processes. We sell power end assemblies, industrial heat exchanger and cooling systems, manifolds and manifold trailers, and treating iron. Frequent refurbishment and recertification of flow equipment is critical to ensuring the reliable and safe operation of a pressure pumping company’s fleet. We perform these services and position inventory in strategic locations in North America.
We also manufacture pressure control products that are used for well intervention operations that are sold domestically and internationally to oilfield service companies and equipment rental companies. Products we supply include blowout preventers for coiled tubing and wireline units and our Hydraulic Latch Assembly, which is used to facilitate efficient zipper fracturing operations. We also manufacture electro-mechanical wireline cables as well as innovative EnviroLite branded (greaseless) cables. We also conduct aftermarket refurbishment and recertification services for pressure control equipment.
Our primary customers in the Stimulation and Intervention product line are pressure pumping, wireline and flowback service companies. In addition, we sell directly to pressure pumping unit original equipment manufacturers.
Coiled Tubing. We manufacture Global Tubing® branded coiled tubing strings, including DURACOIL (quench and temper), and coiled line pipe, and provide related services. Coiled tubing strings are consumable components utilized to perform well completion and intervention activities. Our coiled line pipe offering serves as an alternative to conventional line pipe and composite flexibles in onshore and offshore applications.

The product line’s primary customers are domestic and international service companies that provide coiled tubing services and oil and gas operators.
Production segment
In our Production segment, we design, manufacture and supply products and provide related equipment and services to the production and infrastructure markets. Through this segment, we supply production equipment, including well site production and process equipment, and a broad range of industrial and process valves.
The segment’s primary market driver is the level of spending associated with bringing new wells on production. Demand for our Production Equipment product line is also impacted by the amount of spending on midstream and downstream projects. Demand for our Valve Solutions product line is driven by the level of infrastructure additions, upgrades and maintenance activity across the oil and natural gas industry, including the upstream, midstream and downstream sectors. In addition, Valve Solutions is affected by activity levels in the power generation, process, petrochemical and mining industries.
Production Equipment. Our Production Equipment product line provides engineered process systems and field services for capital equipment used at the wellsite and for production processing in the U.S. Once a well has been drilled, completed and brought on stream, we provide the well operator or producer with process equipment necessary to make the oil or natural gas ready for transmission. We engineer, fabricate and install separators, packaged production systems and American Society of Mechanical Engineers (“ASME”) and American Petroleum Institute (“API”) coded pressure vessels, skidded vessels with gas measurement, modular process plants, header and manifold skids, process and flow control equipment and separators to help clean and process oil or natural gas as it travels from the wellhead and along the transmission line to the refinery. Our customers are principally U.S. oil and natural gas operators or producers.
We also design and provide process oil treatment equipment, including EDGE® and NU-STATIC® branded desalters and dehydrator technologies, used in refineries and other process applications worldwide. We have a team of highly trained technicians and field service engineers for repair and installation, and we supply a broad range of replacement parts for our equipment and other manufacturers. This equipment removes sand, water and suspended solids from hydrocarbons prior to their transmission or refining.
Valve Solutions. We provide a wide range of industrial valves that principally serve the upstream, midstream and downstream markets of the oil and natural gas industry. To a lesser extent, our valves serve general industrial, power generation and process industry customers as well as the mining industry. We provide ball, gate, globe, check and butterfly valves across a range of sizes and applications.
We market our valves to our customers and end users through our recognized brands: PBV®, DSI® and Accuseal®. Much of our production is sold through distribution supply companies, with our marketing efforts targeting end users for pull through of our valve products. Our global sales force and representatives cover approximately 30 countries, with local sales and distribution in Canada. Our Canadian operations provide significant exposure to heavy oil projects.
Our supply chain systems enable us to design and sell high-quality engineered valves, as well as provide standardized products, while maintaining competitive pricing and minimizing capital requirements. We utilize our international manufacturing partners to produce components and completed products for a number of our valve brands.
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

Backlog
As we provide a mix of consumable products, capital goods, and repair parts and services, the majority of our business does not require lengthy lead times. The majority of orders and commitments included in our backlog as of December 31, 2020 were scheduled to be delivered within six months. Our backlog was approximately $114 million at December 31, 2020 and approximately $173 million at December 31, 2019. Substantially all of the projects currently in our backlog are subject to change and our customers may seek to terminate these orders. However, customers are generally required to pay us for work performed, other costs and fees as a result of such changes or termination. It is difficult to predict how much of our current backlog may be delayed or terminated, or subject to changes, as well as our ability to collect termination or change fees.
Our consumable and repair products are predominantly off-the-shelf items requiring short lead-times, generally less than six months, and our related refurbishment or other services are also not contracted with significant lead time. The composition of our backlog is reflective of our mix of capital equipment, consumable products, aftermarket and other related items. Our bookings, which consist of written orders or commitments for our products or related services, during the years ended December 31, 2020 and 2019 were approximately $473 million and $863 million, respectively.
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
Competition
The markets in which we operate are highly competitive. We compete with a number of companies of varying size. There are several large national and multinational companies that have longer operating histories, greater financial, technical and other resources and greater name recognition. In addition, we have several smaller competitors who compete with us on a regional or local basis. These competitor are often times very quick to respond to new or emerging technologies and services, and changes in customer requirements. The principal competitive factors in our markets are product quality and performance, price, breadth of product offering, availability of products and services, performance, distribution capabilities, technical expertise, responsiveness to customer needs, reputation for service and intellectual property rights. We believe our products and services in each segment are at least comparable in price, quality, performance and dependability with our competitors’ offerings. We seek to differentiate ourselves from our competitors by providing a rapid response to the needs of our customers, expert knowledge, a high level of customer service, and innovative product development initiatives. Some of our competitors expend greater amounts of money than us on formal research and engineering efforts. We believe, however, that our product development efforts are enhanced by the investment of management time that we make to improve our customer service and to work with our customers on their specific product needs and challenges.
Although we have no single competitor across all of our product lines, the companies we compete with across the greatest number of our product lines include National Oilwell Varco, Inc., Cameron International Corporation (a subsidiary of Schlumberger), Ingersoll Rand, TechnipFMC plc, Tenaris S.A., and Caterpillar, Inc.
Patents, trademarks and other intellectual property
We currently hold multiple U.S. and international patents and trademarks, have a number of pending patent and trademark applications and have developed a significant amount of trade secrets or other know how in the areas where we compete. Although our patents, trademarks, licenses, trade secrets and know how are material to us in the aggregate, we do not regard any single piece of intellectual property to be material to our business as a whole.

Raw materials
We acquire component parts, products and raw materials from suppliers, including foundries, forge shops, and original equipment manufacturers. The prices we pay for our raw materials may be affected by, among other things, energy, steel and other commodity prices, tariffs and duties on imported materials and foreign currency exchange rates. Certain of our component parts, products or raw materials, such as bearings, are only available from a limited number of suppliers. Please see “Risk factors—Risks related to our business—We rely on relationships with key suppliers to operate and maintain our business.”
Timely receipt of raw materials is critical to our business. However, we may not be able to continue purchasing raw materials on a timely basis or at acceptable prices. We generally try to purchase raw materials from multiple suppliers so that we are not dependent on any one supplier, but this is not always possible.
Inventory
An important consideration for many of our customers in selecting a vendor is timely availability of the product. Customers may pay a premium for earlier or immediate availability because of the cost of delays in critical operations. We stock our consumable products in regional warehouses or on consignment around the world so that these products are available for our customers when needed. This availability is especially critical for certain consumable products, causing us to carry substantial inventories for these products. For critical capital items in which demand is expected to be strong, we often build certain items before we have a firm order. Our having such goods available on short notice can be of great value to our customers. We also stock raw materials and components in order to be in a position to build products in response to market demand.
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
Governmental regulation
Our operations are subject to numerous stringent and complex laws and regulations governing the discharge of materials into the environment, health and safety aspects of our operations, or otherwise relating to human health and environmental protection. In addition to environmental and worker safety regulations, we are subject to regulation by numerous other governmental regulatory agencies, including the U.S. Department of Labor and other state, local and international bodies regulating worker rights and labor conditions. In addition, we are subject to certain requirements to contribute to retirement funds or other benefit plans and laws in some jurisdictions in which we operate restrict our ability to dismiss employees. We also operate vehicles that are subject to federal and state transportation regulations. Failure to comply with these laws or regulations or to obtain or comply with permits may result in the assessment of administrative, civil and criminal penalties, imposition of remedial or corrective action requirements, and the imposition of injunctions to prohibit certain activities or force future compliance.
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
Hydraulic fracturing
A significant percentage of our customers’ oil and natural gas production is being developed from unconventional sources, such as hydrocarbon shales. These formations require hydraulic fracturing completion processes to release the oil or natural gas from the rock so that it can flow through the formations. Hydraulic fracturing involves the injection of water, sand and chemicals under pressure into the formation to stimulate production. A number of federal agencies, including the EPA and the U.S. Department of Energy, are analyzing, or have been requested to review, a variety of environmental issues associated with shale development, including hydraulic fracturing. Moreover, various political groups and officials are requesting or have discussed implementing a ban on hydraulic fracturing, or oil & gas extraction generally, on federal lands. For more information, please read “Risk Factors-Potential legislation or regulations restricting the use of hydraulic fracturing could reduce demand for our products.”
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
Employees
As of December 31, 2020, we had approximately 1,400 employees. Of our total employees, approximately 1,000 were in the U.S., 150 were in the United Kingdom, 100 were in Germany, 100 were in Canada and 50 were in all other locations. We are not a party to any collective bargaining agreements, other than in our Hamburg, Germany facility. We consider our relations with our employees to be satisfactory.

Item 1A. Risk Factors
The following summarizes the principal factors that make an investment in our company speculative or risky, all of which are more fully described in the Risk Factors section below. This summary should be read in conjunction with the Risk Factors section and should not be relied upon as an exhaustive summary of the material risks facing our business.
Risks Related to our Business and Operations:
•The success of our business largely depends on activity levels in the oil and natural gas industry, which can be affected by the amount and volatility of oil and natural gas prices.
•The markets in which we operate are highly competitive.
•We may hold excess or obsolete inventory.
•We may not realize revenue on our current backlog due to customer order reductions, cancellations or acceptance delays, which may negatively impact our financial results.
•The COVID-19 pandemic has and may continue to adversely affect our business and results of operations.
•The industry in which we operate is undergoing continuing consolidation that may impact our results of operations.
•A greater focus on budgetary discipline and technological advances have caused a decline in customer spending that may remain at a low level despite an increase in commodity prices.
•Our Chief Executive Officer and other executive officers are critical to our business and these individuals may not remain with us in the future.
•We may be unable to employ a sufficient number of skilled and qualified workers.
•We rely on relationships with key suppliers to operate and maintain our business.
•Our business depends upon our ability to obtain key raw materials and specialized equipment from suppliers.
•We may not be able to satisfy technical requirements, testing requirements, code requirements or other specifications under contracts and contract tenders.
•A failure or breach of our information technology infrastructure could adversely impact our business and results of operations and expose us to potential liabilities.
•Our success depends on our ability to implement new technologies and services more efficiently and quickly than our competitors.
•Our success will be affected by the use and protection of our proprietary technology.
•We may incur liabilities, fines, penalties or additional costs, or we may be unable to sell to certain customers if we do not maintain safe operations.
•Facility consolidations or expansions may subject us to risks of operating inefficiencies, construction delays and cost overruns.
•Our acquisitions and dispositions may not result in anticipated benefits and may present risks not originally contemplated.
•A natural disaster, catastrophe or other event could result in severe property damage, which could curtail our operations.
Legal and Regulatory Risks:
•Governmental laws and regulations may affect our and our customers’ costs, prohibit or curtail our customers’ operations in certain areas, limit the demand for our products and services or restrict our operations.
•Potential legislation or regulations restricting the use of hydraulic fracturing could reduce demand for our products.
•Our financial results could be adversely impacted by changes in regulation of oil and natural gas exploration and development activity in response to significant environmental incidents.
•Our operations are subject to environmental and operational safety laws and regulations that may expose us to significant costs and liabilities.

•Our business operations worldwide are subject to anti-corruption and trade sanction laws and regulations in the U.S. and other jurisdictions.
•We are subject to litigation risks that may not be covered by insurance.
•The number and cost of our current and future asbestos claims could be substantially higher than we have estimated and the timing of payment of claims could be sooner than we have estimated.
•Our products are used in operations that are subject to potential hazards inherent in the oil and natural gas industry and, as a result, we are exposed to potential liabilities that could affect our financial condition and reputation.
•Climate change legislation or regulations restricting emissions of greenhouse gases could increase our operating costs or reduce demand for our products.

Risks Related to our International Operations
•We may be adversely affected by developments and economic uncertainty relating to the U.K.’s departure from the European Union.
•Our exposure to currency exchange rate fluctuations may result in fluctuations in our cash flows.

Risks Related to our Common Stock, Indebtedness and Financial Condition:
•Our common stock price has been volatile, and we expect it to continue to remain volatile in the future.
•We have a significant amount of indebtedness. Our leverage and debt service obligations restrict our operations and make us more vulnerable to adverse economic conditions.
•The indenture governing our 2025 Notes and our Credit Facility contain operating and financial restrictions that restrict our business and financing activities.
•Our ability to access the capital and credit markets to raise capital on favorable terms is limited by our debt level, industry conditions and credit rating.
•We have incurred impairment charges in the past and we may incur additional impairment charges in the future.
•L.E. Simmons & Associates (“LESA”), through SCF, may significantly influence the outcome of stockholder voting and may exercise this voting power in a manner adverse to our other stockholders.
•Certain of our directors may have conflicts of interest because they are also directors or officers of SCF. The resolution of these conflicts of interest may not be in the best interests of our Company or our other stockholders.
•We have renounced any interest in specified business opportunities, and SCF and its director nominees on our board of directors generally have no obligation to offer us those opportunities.

Risks related to our business and operations:
The success of our business largely depends on activity levels in the oil and natural gas industry, which can be affected by the amount and volatility of oil and natural gas prices.
We have experienced, and will continue to experience, fluctuations in revenues and operating results due to economic and business cycles. The willingness of oil and natural gas operators to make capital expenditures to explore for and produce oil and natural gas, the need of oilfield services companies to replenish consumable parts and the willingness of these customers to invest in capital equipment depends largely upon prevailing industry conditions that are influenced by numerous factors over which we have no control. Such factors include:
•supply of and demand for oil and natural gas;
•prices, and expectations about future prices, of oil and natural gas;
•ability or willingness of the Organization of Petroleum Exporting Countries (“OPEC”) and other major producers to set and maintain production limits;
•cost of exploring for, developing, producing and delivering oil and natural gas;
•levels of drilling and completions activity;
•expected decline in rates of current and future production, or faster than anticipated declines in production;
•discovery rates of new oil and natural gas reserves;
•the COVID-19 pandemic and related public health measures implemented by governments worldwide;
•ability of our customers to access new markets or areas of production or to continue to access current markets, including as a result of trade restrictions;
•weather conditions, including hurricanes, that can affect oil and natural gas operations over a wide area;
•natural disasters, catastrophes or other events resulting in severe property damage;
•more stringent environmental regulations;
•prohibitions, moratoriums or similar limitations on drilling or hydraulic fracturing activity resulting in a cessation or disruption of operations;
•domestic and worldwide economic conditions;
•financial stability of our customers and other industry participants;
•political instability in oil and natural gas producing countries;
•shareholder activism or activities by non-governmental organizations to restrict the exploration, development and production of oil and natural gas;
•conservation measures and technological advances affecting energy consumption;
•price and availability of alternative energy resources and fuels;
•uncertainty in capital and commodities markets, and the ability of oil and natural gas companies to raise equity capital and debt financing;
•interest rates and the cost of capital; and
•merger and divestiture activity among oil and natural gas producers, drilling contractors and oilfield service companies.
The oil and natural gas industry has historically experienced periodic reductions in the overall level of exploration and development activities in connection with declines in commodity prices. As a result, there are periodic reductions in the demand for our products and services, downward pressure on the prices that we charge and ultimately an adverse impact on our business. The COVID-19 pandemic has negatively impacted demand for oil and natural gas, which has contributed to further price volatility. It is uncertain whether commodity prices will maintain current levels, decline or increase in 2021. Furthermore, there can be no assurance that the demand or pricing for oil and natural gas will follow historic patterns or recover meaningfully in the near term. Declines in oil and natural gas prices, decreased levels of exploration, development, and production activity, and the willingness of customers to invest in their equipment relative to historical norms may negatively affect:
•revenues, cash flows, and profitability;

•the ability to maintain or increase borrowing capacity;
•the ability to obtain additional capital to finance our business and the cost of that capital;
•the ability to collect outstanding amounts from our customers; and
•the ability to attract and retain skilled personnel to maintain our business or that will be needed in the event of an upturn in the demand for our products.
The markets in which we operate are highly competitive, including some competitors that hold substantial market share and have substantially greater resources than we do, as well as a number of regional or local competitors for certain of our product lines. We may not be able to compete successfully in this environment.
The markets in which we operate are highly competitive and our products and services are subject to competition from significantly larger businesses. We have several competitors that are large national and multinational companies that have longer operating histories, greater financial, technical and other resources and greater name recognition than we do. In addition, we compete with many small companies on a regional or local basis. Our competitors may be able to respond more quickly to new or emerging technologies and services and changes in customer requirements. In addition, several of our competitors provide a much broader array of services, and have a stronger presence in more geographic markets and, as such, may be better positioned to withstand an extended downturn. Our larger competitors are able to use their size and purchasing power to seek economies of scale and pricing concessions. Furthermore, some of our customers are our competitors and have in the past ceased buying from us, and may do the same in the future. We also have competitors outside of the U.S. with lower structural costs due to labor and raw material cost in and around their manufacturing centers, and prices based on foreign currencies. Accordingly, currency fluctuations may cause U.S. dollar-priced products to be less competitive than our competitors’ products that are priced in other currencies. Moreover, our competitors may utilize available capacity during a period of depressed energy prices to gain market share.
New competitors have also entered the markets in which we compete. We consider product quality, price, breadth of product offering, availability of products and services, performance, distribution capabilities, technical expertise, responsiveness to customer needs, reputation for service and intellectual property rights to be the primary competitive factors. Competitors may be able to offer more attractive pricing, duplicate strategies, or develop enhancements to products that offer performance features that are superior to our products. In addition, we may not be able to retain key employees of entities that we acquire in the future and those employees may choose to compete against us following a contractually agreed period of non-competition that is permitted under the law. Competitive pressures, including those described above, and other factors could adversely affect our competitive position, resulting in a loss of market share or decreases in prices. For more information about our competitors, please read “Business—Competition.”
Given the uncertainty related to long-term commodity prices and associated customer demand, we hold excess or obsolete inventory and have experienced a reduction in gross margins and financial results.
We cannot accurately predict what or how many products our customers will need in the future. Orders are placed with our suppliers based on forecasts of customer demand and, in some instances, we may establish buffer inventories to accommodate anticipated demand. At certain times, we have built capital equipment before receiving customer orders, and we have kept our standardized downhole protection systems and certain of our flow iron products in stock and readily available for delivery on short notice from customers. Our forecasts of customer demand are based on multiple assumptions, which have introduced errors into the estimates. These forecasts were particularly challenging recently due to the COVID-19 pandemic, including as a result of uncertain demand levels and inability by our customers to receive finished goods. In addition, many of our suppliers, such as those for certain of our standardized valves, require a longer lead time to provide products than our customers demand for delivery of our finished products. If we underestimate customer demand or if insufficient manufacturing capacity is available, we would miss revenue opportunities and potentially lose market share and damage our customer relationships. Conversely, if we overestimate customer demand, we would allocate resources to the purchase of material or manufactured products that we are not be able to sell when we expect to, if at all. As a result, we would hold excess or obsolete inventory, which would reduce gross margin and adversely affect financial results upon writing down the value of inventory. In addition, any future significant cancellations or deferrals of product orders or the return of previously sold products could materially and adversely affect profit margins, increase product obsolescence and restrict our ability to fund our operations.

We may not realize revenue on our current backlog due to customer order reductions, cancellations or acceptance delays, which may negatively impact our financial results.
Uncertainty regarding demand for our customers’ services has resulted in order reductions, cancellations and acceptance delays, and we may experience more of these in the future. We may be unable to collect revenue for all of the orders reflected in our backlog, or we may be unable to collect cancellation penalties, to the extent we have the right to impose them, or the revenues may be pushed into future periods. In addition, customers who are more highly leveraged or otherwise unable to pay their creditors in the ordinary course of business may become insolvent or be unable to operate as a going concern. We may be unable to collect amounts due or damages we are awarded from these customers, and our efforts to collect such amounts may damage our customer relationships. Our results of operations and overall financial condition may be negatively impacted by a reduction in revenue as a result of these circumstances.
The COVID-19 pandemic has and may continue to adversely affect our business and results of operations.
The COVID-19 pandemic and related responses by governmental authorities and changes to consumer behavior have significantly impacted global economic activity. In addition to impacts on oil and natural gas markets (as described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Market Conditions”), the COVID-19 pandemic has resulted in further declines in the global rig count and North America completions activities that have and may continue to impact our business and operations. These events have directly affected our business and have compounded the impact from many of the risks described in this Risk Factors section, including those relating to our customers’ capital spending and trends in oil and natural gas prices. Demand for our products and services has declined and is expected to remain depressed as our customers have reduced their capital budgets in response to lower commodity prices. In addition, we are facing, and expect to continue to face, logistical challenges including border closures, travel restrictions and an inability to commute to certain facilities and job sites, as we provide services and products to our customers. We are also experiencing inefficiencies surrounding stay-at-home orders and remote work arrangements.
Given the nature and significance of the events described above, we are not able to enumerate all potential risks to our business; however, we believe that in addition to the impacts described above, other current or potential impacts of these recent events include, but are not limited to:
•supply chain disruptions for essential raw materials, including product import and export restrictions;
•claims that non-performance is permitted due to force majeure or other reasons;
•customers may delay or default on payment obligations, and/or seek bankruptcy protection that could delay or prevent collections of certain accounts receivable;
•liquidity challenges
•a credit rating downgrade and higher borrowing costs in the future;
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
•additional asset impairments, including an impairment of the carrying value of our intangible assets, property and equipment, along with other accounting charges related to reduced demand for our products and services;

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
Given the dynamic nature of these events, we cannot reasonably estimate the period of time that the COVID-19 pandemic and related market conditions will persist, the full extent of the impact they will have on our business, financial condition, results of operations or cash flows or the pace or extent of any subsequent recovery. The ultimate extent of the impact of the pandemic will depend largely on future developments, including the duration and spread of the outbreak, the success of vaccination programs and the related impact on overall economic activity, all of which are uncertain and cannot be predicted with certainty at this time. We expect our activity levels will continue to be substantially below previous year levels, coupled with downward pressure on the price of our products and services, and corresponding reductions in revenue and operating margins.
The confluence of events described above have had, and are expected to continue to have, a significant impact on our business, and depending on the duration of the pandemic and its effect on the oil and natural gas industry, could have, a material adverse effect on our business, liquidity, consolidated results of operations and consolidated financial condition. For more information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Market Conditions.”
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
A greater focus on budgetary discipline and technological advances have caused a decline in customer spending that may remain at a low level despite an increase in commodity prices.
A portion of our business is driven by our customers’ spending on capital equipment such as drilling rigs. Our customers and their investors have adopted business strategies placing significant emphasis on capital discipline that has limited the level of their spending. In addition, new techniques and technological advances have reduced the number of days required to drill wells. The number of days required for a drilling rig to be on a site to drill a well has in many areas been reduced by at least half over the last several years. This has exacerbated the oversupply of drilling rigs. Given these factors we cannot provide any assurance that our capital equipment sales will increase if there is an increase in commodity prices.
Our common stock price has been volatile, and we expect it to continue to remain volatile in the future.
The market price of common stock of companies engaged in the oil and natural gas equipment manufacturing and services industry has been volatile. Likewise, the market price of our common stock has varied significantly in the past. For example, in 2020, the market price of our common stock reached a high of $40.20 per share on January 7, 2020 and a low of $3.00 per share on March 23, 2020 and April 1, 2020. Additionally, the Reverse Stock Split reduced the number of shares in our public float, which may limit trading and liquidity and increase volatility until more shares become available, if ever. We expect our stock price to continue to remain volatile given the cyclical nature of our industry and our limited public float.

We may be adversely affected by developments and economic uncertainty relating to the U.K.’s departure from the European Union.
The U.K. held a referendum on June 23, 2016 in which a majority voted for the U.K.’s withdrawal from the European Union (“EU”), commonly referred to as “Brexit,” and the U.K. withdrew from the EU on January 31, 2020. On December 31, 2020, the transition period during which the trading relationship between the EU and the U.K. remained substantially the same as prior to the U.K.’s withdrawal from the EU ended. To ensure as smooth a transition as practicably possible, in December 2020, the U.K. and the EU reached an accord on a trade and cooperation agreement (“TCA”), which is provisionally applicable from January 1, 2021. The TCA was ratified by the U.K. Parliament on December 30, 2020 and awaits formal approval of the European Parliament and adoption by the European Council, both of which are expected to be completed by the end of February 2021. Brexit and the terms of the TCA bring an end to the U.K.’s automatic access to the EU single market, with U.K. goods no longer benefiting from the free movement of goods and the free market of people between the EU and the U.K. also being curtailed.
The withdrawal of the U.K. from the EU may adversely affect business activity and economic and market conditions in the U.K., the Eurozone, and globally and could contribute to instability in global financial and foreign exchange markets, including volatility in the value of the pound sterling and the euro. In addition, Brexit could lead to additional political, legal, regulatory and economic instability in the EU and the U.K. Depending on the application of the terms of the TCA, our business could face new regulatory costs and challenges, and any adjustments we are required to undertake as a result of Brexit could lead to a significant time and cost commitment from our business. Brexit could lead to legal uncertainty and potentially divergent national laws and regulations as the U.K. determines which EU laws to replace and which to maintain. Any of these effects of Brexit, and others we cannot anticipate, could adversely affect the value of our assets in the U.K., as well as our business, financial condition, results of operations and cash flows.
We have a significant amount of indebtedness. Our leverage and debt service obligations restrict our operations and make us more vulnerable to adverse economic conditions.
We currently have a substantial amount of indebtedness, including $316.9 million of 9.00% convertible secured notes due August 2025 (“2025 Notes”). Our level of indebtedness and restrictions in our debt agreements have significant consequences for our future prospects, including limiting our liquidity and flexibility in obtaining additional financing. In addition, we may have difficulty making debt service payments on our indebtedness as such payments become due. Furthermore, our $250.0 million senior secured revolving credit facility (“Credit Facility”), which had an outstanding balance of $13.1 million as of December 31, 2020, will mature prior to the maturity date of our 2025 Notes. Our level of indebtedness and the terms of our debt agreements affect our operations in several ways, including the following:
•requiring us to dedicate a substantial portion of our cash flow from operations to servicing existing debt obligations;
•increasing our vulnerability to general adverse economic and industry conditions;
•limiting our ability to borrow funds, dispose of assets, pay dividends and make certain investments;
•reducing our flexibility to plan for, and react to, changes in the economy and in our industry; and
•impairing our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions or other general corporate purposes.
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
The indenture governing our 2025 Notes and our Credit Facility contain operating and financial restrictions that restrict our business and financing activities.
Our indenture and Credit Facility contain, and any future indebtedness we incur may contain, a number of restrictive covenants that will impose significant operating and financial restrictions on us, including restrictions on our ability to, among other things:
•pay dividends on, purchase or redeem our common stock;

•make certain investments;
•incur or guarantee additional indebtedness or issue certain types of equity securities;
•create certain liens;
•sell assets, including equity interests in our restricted subsidiaries;
•redeem or prepay subordinated debt or debt that is unsecured or secured on a basis junior to our notes;
•restrict dividends or other payments of our restricted subsidiaries;
•consolidate, merge or transfer all or substantially all of our assets;
•engage in transactions with affiliates;
•create unrestricted subsidiaries; or
•execute our acquisition strategy.
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
The U.S. government has imposed global tariffs on certain imported steel and aluminum products pursuant to Section 232 of the Trade Expansion Act of 1962, as well as tariffs on Chinese imports pursuant to Section 301 of the Trade Act of 1974. In response, China and other countries have imposed retaliatory tariffs on a wide range of U.S. products, including those containing steel and aluminum. Our efforts to mitigate the impact of these tariffs on raw materials through the diversification of our supply chain and exemption requests may not be sufficiently successful. Furthermore, a prolonged imposition of tariffs on our goods could have a significant adverse effect on our results of operations.
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
Our ability to access the capital and credit markets to raise capital on favorable terms is limited by our debt level, industry conditions and credit rating.
Our ability to access the capital and credit markets is limited by, among other things, oil and natural gas prices, our existing capital structure, our credit ratings, the state of the economy, the health of the drilling and overall oil and natural gas industry, trends among investors to avoid companies associated with the production of hydrocarbon products, and the liquidity of the capital markets. Many of the factors that affect our ability to access capital markets are outside of our control and may be negatively impacted by market events. Recent trends and conditions in the capital and credit markets with respect to the energy sector limit our ability to access these markets or may significantly increase our cost of capital. Low levels of exploration and drilling activity have caused and may continue to cause lenders to increase the interest rates under our credit facilities, enact tighter lending standards, refuse to refinance existing debt on acceptable terms or at all and may reduce or cease to provide funding. If we are unable to access the capital or credit markets on terms acceptable to us, it could have a material adverse effect on our business, financial condition, results of operations, cash flows and liquidity, particularly in respect of our ability to repay or refinance our debt.
We have incurred impairment charges and we may incur additional impairment charges in the future.
For the year ended December 31, 2019, we recognized goodwill impairments totaling $471.0 million which is included in “Impairments of goodwill, intangible assets, property and equipment” in the consolidated statements of comprehensive loss. Following these impairment charges, there is no remaining goodwill balance for any of our reporting units.
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
For the year ended December 31, 2020 and 2019, we recognized property and equipment impairment charges totaling $15.1 million and $7.9 million, respectively. For the years ended December 31, 2020 and 2019, we recognized intangible asset impairment charges totaling $5.3 million and $53.5 million, respectively. These charges are included in “Impairments of goodwill, intangible assets, property and equipment” in the consolidated statements of comprehensive loss. See Note 8 Impairments of Goodwill and Long Lived Assets for further information related to these charges.
If we determine that the carrying value of our long-lived assets is less than their fair value, we would be required to record additional charges in the future, which could adversely affect our financial condition and results of operations.
Our Chief Executive Officer and other executive officers are critical to our business and these individuals may not remain with us in the future.
Our future success depends in substantial part on our ability to hire and retain executive officers with expertise and strategic vision. In addition, we presently depend upon the significant years of experience, abilities and services of our President, Chief Executive Officer and Chairman of the Board, C. Christopher Gaut. The diminution or loss of Mr. Gaut’s services or the services of our other executive officers could have a material adverse effect on our business. Furthermore, the knowledge and skills possessed by our Chief Executive Officer and other executive officers are transferable to positions outside of the oil and gas industry. As a result, the prolonged industry downturn makes us particularly susceptible to the loss of services of members of our executive team.
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
Certain of our product lines depend on a limited number of third party suppliers. In some cases, the suppliers own the intellectual property rights to the products we sell, or possess the technology or specialized tooling required to manufacture them. As a result of this concentration in part of our supply chain, our business and operations may be negatively affected if our key suppliers were to experience significant disruptions affecting the price, quality, availability or timely delivery of their products, such as from the COVID-19 pandemic, or if they were to decide to terminate their relationships with us. For example, we have a limited number of suppliers for our bearings product lines and certain of our valve product lines. The limited number of these suppliers can restrict the quantity and timeliness of customer deliveries. Recently, some of our suppliers have imposed more stringent payment terms and conditions on us based on our perceived risk as a counterparty. The partial or complete loss of any one of our key suppliers, or a significant adverse change in the relationship with any of these suppliers, through consolidation or otherwise, would limit our ability to manufacture and sell certain of our products.
Our business depends upon our ability to obtain key raw materials and specialized equipment from suppliers. Increased costs of raw materials and other components may result in increased operating expenses.
Should our suppliers be unable to provide the necessary raw materials or finished products or otherwise fail to deliver such materials and products timely and in the quantities required, resulting delays in the provision of products or services to customers could have a material adverse effect on our business. In particular, because many of our products are manufactured out of steel, we are particularly susceptible to fluctuations in steel prices and tariffs. Our results of operations may be adversely affected by our inability to manage the rising costs and availability of raw materials and components used in our products.
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
In the future, we may grow our businesses through the construction of new facilities and expansions of our existing facilities. These projects, and any other capital asset construction projects that we may commence, are subject to similar risks of delay or cost overruns inherent in any construction project resulting from numerous factors, including the following:
•difficulties or delays in obtaining land;
•shortages of key equipment, materials or skilled labor;
•unscheduled delays in the delivery of ordered materials and equipment;
•unanticipated cost increases;
•weather interferences; and
•difficulties in obtaining necessary permits or in meeting permit conditions.
Our operations and our customers’ operations are subject to a variety of governmental laws and regulations that affect our and our customers’ costs, prohibit or curtail our customers’ operations in certain areas, limit the demand for our products and services or restrict our operations.
Our business and our customers’ businesses may be significantly affected by:
•federal, state and local U.S. and non-U.S. laws and other regulations relating to oilfield operations, worker safety and protection of the environment;
•changes in these laws and regulations;
•the level of enforcement of these laws and regulations; and
•interpretation of existing laws and regulations.

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
Certain environmental advocacy groups and politicians have suggested that additional federal, state and local laws and regulations may be needed to more closely regulate the hydraulic fracturing process, and have made claims that hydraulic fracturing techniques are harmful to surface water and drinking water resources. Various governmental entities (within and outside the U.S.) are in the process of studying, restricting, regulating or preparing to regulate hydraulic fracturing, directly or indirectly.
The EPA has asserted federal authority over hydraulic fracturing using fluids that contain “diesel fuel” under the federal Safe Drinking Water Act (“SDWA”) Underground Injection Control Program and has issued permitting guidance for hydraulic fracturing operations involving the use of diesel fuel in fracturing fluids in those states where the EPA is the permitting authority.  Additionally, in March 2015, the Department of the Interior’s Bureau of Land Management (“BLM”) issued final rules, including new requirements relating to public disclosure, wellbore integrity and handling of flowback water, to regulate hydraulic fracturing on federal and Indian lands. These rules were rescinded by rule in December 2017; however, in January 2018, California and a coalition of environmental groups filed a lawsuit in the Northern District of California to challenge the BLM’s rescission of the rules. The Northern District of California upheld the rescission in 2020, but this decision was then appealed to the Ninth Circuit Court of Appeals. This litigation is ongoing and future implementation of the BLM rules is uncertain at this time
In past sessions, Congress has considered, but not passed, the adoption of legislation to provide for federal regulation of hydraulic fracturing under the SDWA and to require disclosure of the chemicals used in the hydraulic fracturing process. Some states have adopted, and other states are considering adopting, legal requirements that could impose more stringent permitting, public disclosure or well construction requirements on hydraulic fracturing activities or impose bans or moratoria on these activities altogether. Local governments also may seek to adopt ordinances within their jurisdictions regulating the time, place and manner of drilling activities in general or hydraulic fracturing activities in particular, in some cases banning hydraulic fracturing entirely. For example, the Colorado state legislature passed a package of hydraulic fracturing regulations in April 2019. Under the new law, the state oil and natural gas agency must review well locations for environmental protection criteria. In addition, the legislation broadened the authority for local governments to further regulate or restrict hydraulic fracturing. In November 2019, the California governor’s office imposed new regulations on hydraulic fracturing, including a moratorium on all new hydraulic fracturing permits pending review by a panel of scientists. In February 2018, the Oklahoma Corporation Commission released a protocol that requires operators to suspend hydraulic fracturing well completion operations in response to certain levels of seismic activity.
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
Our operations are subject to numerous stringent and complex laws and regulations governing the discharge of materials into the environment, health and safety aspects of our operations, or otherwise relating to human health and environmental protection. These laws and regulations may, among other things, regulate the management and disposal of hazardous and nonhazardous wastes; require acquisition of environmental permits related to our operations; restrict the types, quantities, and concentrations of various materials that can be released into the environment; limit or prohibit operational activities in certain ecologically sensitive and other protected areas; regulate specific health and safety criteria addressing worker protection; require compliance with operational and equipment standards; impose testing, reporting and record keeping requirements; and require remedial measures to mitigate pollution from former and ongoing operations. Failure to comply with these laws and regulations or to obtain or comply with permits may result in the inability to conduct certain operational activities, assessment of administrative, civil and criminal penalties, imposition of remedial or corrective action requirements and the imposition of injunctions to prohibit certain activities or force future compliance. Certain environmental laws may impose joint and several liability, without regard to fault or legality of conduct, on classes of persons who are considered to be responsible for the release of a hazardous substance into the environment. In addition, these risks may be greater for us because the companies we acquire or have acquired may not have allocated sufficient resources and management focus to environmental compliance, potentially requiring rehabilitative efforts during the integration process or exposing us to liability before such rehabilitation occurs.
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
One of our subsidiaries has been and continues to be named as a defendant in asbestos related product liability actions. The actual amounts expended on asbestos-related claims in any year may be impacted by the number of claims filed, the nature of the allegations asserted in the claims, the jurisdictions in which claims are filed, and the number of settlements. As of December 31, 2020, our subsidiary has a net liability of $0.3 million for the estimated indemnity cost associated with the resolution of its current open claims and future claims anticipated to be filed during the next five years.
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
Significant costs are incurred in defending asbestos claims and these costs are recorded at the time incurred. Receipt of reimbursement from our insurers may be delayed for a variety of reasons. In particular, if our primary insurers claim that certain policy limits have been exhausted, we may be delayed in receiving reimbursement due to the transition from one set of insurers to another. Our excess insurers may also dispute the claims of exhaustion, or may rely on certain policy requirements to delay or deny claims. Furthermore, the various per occurrence and aggregate limits in different insurance policies may result in extended negotiations or the denial of reimbursement for particular claims. For more information on the cost sharing agreements related to this risk, refer to Note 13 Commitments and Contingencies.
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
We continually seek opportunities to maximize efficiency and value through various transactions, including purchases or sales of assets, businesses, investments, or joint venture interests. These transactions are intended to (but may not) result in the realization of savings, the creation of efficiencies, the offering of new products or services, the generation of cash or income, or the reduction of risk. Acquisition transactions may use cash on hand or be financed by additional borrowings or by the issuance of our common stock. These transactions may also affect our business, consolidated results of operations and consolidated financial condition. These transactions also involve risks, and we cannot ensure that:
•any acquisitions we attempt will be completed on the terms announced, or at all;
•any acquisitions would result in an increase in income or provide an adequate return of capital or other anticipated benefits;
•any acquisitions would be successfully integrated into our operations and internal controls;
•the due diligence conducted prior to an acquisition would uncover situations that could result in financial or legal exposure, including under the FCPA, or that we will appropriately quantify the exposure from known risks;
•any disposition would not result in decreased earnings, revenue, or cash flow;
•use of cash for acquisitions would not adversely affect our cash available for capital expenditures and other uses; or
•any dispositions, investments, or acquisitions, including integration efforts, would not divert management resources.

Climate change legislation or regulations restricting emissions of greenhouse gases and related divestment and other efforts could increase our operating costs or reduce demand for our products.
Environmental advocacy groups and regulatory agencies in the U.S. and other countries have focused considerable attention on the emissions of carbon dioxide, methane and other greenhouse gases and their potential role in climate change. In response to scientific studies suggesting that emissions of GHGs, including carbon dioxide and methane, are contributing to the warming of the Earth’s atmosphere and other climatic conditions, the U.S. Congress has considered adopting comprehensive legislation to reduce emissions of GHGs, and almost half of the states have already taken legal measures to reduce emissions of GHGs, primarily through measures to promote the use of renewable energy and/or regional GHG cap-and-trade programs. The Environmental Protection Agency (the “EPA”) has already begun to regulate greenhouse gas emissions under the federal Clean Air Act. In December 2009, the EPA determined that emissions of carbon dioxide, methane and certain other GHGs endanger public health and the environment because emissions of such gases are, according to the EPA, contributing to warming of the Earth’s atmosphere and other climatic changes. Accordingly, the EPA has begun adopting rules under the Clean Air Act that, among other things, cover reductions in GHG emissions from motor vehicles, permits for certain large stationary sources of GHGs, and monitoring and annual reporting of GHG emissions from specified GHG emission sources, including oil and natural gas exploration and production operations. Additionally, in May 2016, the EPA issued final new source performance standards governing methane emissions that impose more stringent controls on methane and volatile organic compounds emissions at new and modified oil and natural gas production, processing, storage and transmission facilities. However, in August 2020 the EPA rescinded methane and volatile organic compound emissions standards for new and modified oil and gas transmission and storage infrastructure, as well as methane limits for new and modified oil and gas production and processing equipment. The EPA also relaxed requirements for oil and gas operators to monitor emissions leaks. The EPA has also adopted rules requiring the reporting of greenhouse gas emissions from specified large greenhouse gas emission sources in the U.S., including oil and natural gas systems.
Efforts have also been made and continue to be made in the international community toward the adoption of international treaties or protocols that would address global climate change issues. In 2015, the U.S. participated in the United Nations Conference on Climate Change, which led to the creation of the Paris Agreement, which requires member countries to review and “represent a progression” in their nationally determined contributions, which set GHG emission reduction goals every five years. Although the U.S. had withdrawn from the Paris Agreement in November 2020, the Biden Administration officially reentered the U.S. into the agreement in February 2021.
The adoption of additional legislation or regulatory programs to reduce emissions of greenhouse gases could require us to incur increased operating costs to comply with new emissions-reduction or reporting requirements. Any such legislation or regulatory programs could also increase the cost of consuming, and thereby reduce demand for, hydrocarbons that certain of our customers produce and reduce revenues by other of our customers who provide services to those exploration and production customers. Consequently, legislation and regulatory programs to reduce emissions of greenhouse gases could have a material adverse effect on our business, financial condition and results of operations.
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

Finally, increasing attention to the risks of climate change has resulted in an increased possibility of lawsuits or investigations brought by public and private entities against oil and natural gas companies in connection with their greenhouse gas emissions. Should we be targeted by any such litigation or investigations, we may incur liability, which, to the extent that societal pressures or political or other factors are involved, could be imposed without regard to the causation of or contribution to the asserted damage, or to other mitigating factors.
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
Provisions in our organizational documents and under Delaware law and our rights plan could delay or prevent a change in control of our company, which could adversely affect the price of our common stock.
The existence of some provisions in our organizational documents and under Delaware law and our rights plan could delay or prevent a change in control of our company that a stockholder may consider favorable, which could adversely affect the price of our common stock. Certain provisions of our amended and restated certificate of incorporation and amended and restated bylaws could make it more difficult for a third party to acquire control of our company, even if the change of control would be beneficial to our stockholders. These provisions include:
•a classified board of directors, so that only approximately one-third of our directors are elected each year;
•authority of our board to fill vacancies and determine its size;
•the ability of our board of directors to issue preferred stock without stockholder approval;
•limitations on the removal of directors; and
•limitations on the ability of our stockholders to call special meetings.
In addition, our amended and restated bylaws establish advance notice provisions for stockholder proposals and nominations for elections to the board of directors to be acted upon at meetings of stockholders. Furthermore, if SCF’s ownership is reduced to less than 15%, certain restrictions under Delaware law on business combinations with greater than 15% stockholders will begin to apply to us.
Further, in April 2020, our board of directors adopted a shareholder rights plan, implementing what is commonly known as a “poison pill.” This poison pill significantly increases the costs that would be incurred by an unwanted third party acquirer if such party owns or commences a tender offer for 10% (or 20% in the case of a holder who or which is entitled to file and files a statement on Schedule 13G) or more of our outstanding common stock. The existence of this poison pill could delay, deter or prevent a takeover of us. The shareholder rights plan is scheduled to expire in April 2021.
LESA, through SCF Partners (“SCF”), may significantly influence the outcome of stockholder voting and may exercise this voting power in a manner adverse to our other stockholders.
As of February 26, 2021, SCF held approximately 846 thousand shares of our common stock, equal to approximately 15% of the outstanding common stock at that date. LESA is the ultimate general partner of SCF and will exert significant influence over us, including over the outcome of most matters requiring a stockholder vote, such as the election of directors, adoption of amendments to our charter and bylaws and approval of transactions involving a change of control. LESA’s interests may differ from our other stockholders, and SCF may vote its common stock in a manner that may adversely affect those stockholders.
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
Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
The following table describes the significant facilities owned or leased by us as of December 31, 2020 for our Drilling & Downhole (“D&D”), Completions (“C”) and Production (“P”) segments:

Country	Location	Number of facilities	Description	Leased or Owned		Segments

Canada	Red Deer	2	Service/Distribution	Leased		C
	Calgary	1	Manufacturing	Leased		C
	Edmonton	2	Service/Distribution	Leased		Shared
	Grande Prairie	1	Service/Distribution	Leased		C
Germany	Hamburg	1	Manufacturing	Leased		D&D
Saudi Arabia	Dammam	1	Manufacturing/Distribution	Owned		Shared
UAE	Dubai	1	Service/Distribution	Leased		D&D
	Jebel Ali	1	Service/Distribution	Leased		D&D
United Kingdom	Aberdeen	1	Service/Distribution	Leased		D&D
	Kirkbymoorside	1	Manufacturing	Owned		D&D
United States	Broussard, LA	2	Manufacturing/Service/Distribution	Owned		Shared
	Bryan, TX	1	Manufacturing	Owned		Shared
	Clearfield, PA	1	Manufacturing/Service/Distribution	Owned		P
	Dayton, TX	1	Manufacturing	Owned		C
	Fort Worth, TX	1	Manufacturing/Service	Leased		C
	Guthrie, OK	1	Manufacturing	Leased		P
	Houston, TX	2	Corporate/Manufacturing	Leased		Shared
	Humble, TX	1	Manufacturing	Leased		C
	Midland, TX	1	Service/Distribution	Leased		C
	Odessa, TX	1	Service/Distribution	Leased		C
	Odessa, TX	1	Service/Distribution	Owned		D&D
	Pearland, TX	1	Manufacturing/Distribution	Owned		D&D
	Plantersville, TX	1	Manufacturing/Distribution	Owned		D&D
	Smock, PA	1	Service	Leased		C
	Stafford, TX	1	Manufacturing/Distribution	Leased	P	P
	Stafford, TX	1	Manufacturing	Owned		D&D
	Tyler, TX	1	Distribution	Leased		D&D
	Williston, ND	1	Service/Distribution	Leased		Shared
We believe our facilities are suitable for their present and intended purposes, and are adequate for our current and anticipated level of operations.
We incorporate by reference the information set forth in Item 1 and Item 7 of this Annual Report on Form 10-K and the information set forth in Note 6 Property and Equipment and Note 13 Commitments and Contingencies.

Item 3. Legal Proceedings
Information related to Item 3. Legal Proceedings is included in Note 13 Commitments and Contingencies, which is incorporated herein by reference. In addition to these matters, we are involved in various other legal proceedings incidental to the conduct of our business. We do not believe that any of these legal proceedings will have a material adverse effect on our financial condition, results of operation or cash flows.

Item 4. Mine Safety Disclosures
Not applicable.
Information About Our Executive Officers
The following table indicates the names, ages and positions of the executive officers of Forum as of February 26, 2021:

Name	Age	Position
C. Christopher Gaut	64	President, Chief Executive Officer and Chairman of the Board
D. Lyle Williams	51	Executive Vice President and Chief Financial Officer
Neal Lux	45	Executive Vice President and Chief Operating Officer
John C. Ivascu	43	Executive Vice President, General Counsel, Chief Compliance Officer and Corporate Secretary
Michael D. Danford	58	Senior Vice President and Chief Human Resources Officer
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
D. Lyle Williams, Jr. Mr. Williams has served as Executive Vice President and Chief Financial Officer since June 2020. Since January 2007, Mr. Williams has held various financial and operations roles, including Senior Vice President - Operations; Vice President - Corporate Development and Treasurer; Vice President - Operations Finance; Vice President - Finance and Accounting, Drilling and Subsea Segment; Senior Vice President - Downhole Technologies; Vice President - Subsea Products; and Vice President - Capital Equipment. Prior to joining Forum, Mr. Williams held various operations positions with Cooper Cameron Corporation, including Director of Operations - Engineering Products. He holds a B.A. in Economics and English from Rice University and an M.B.A. from Harvard University Graduate School of Business Administration.
Neal Lux. Mr. Lux has served as Executive Vice President and Chief Operating Officer since December 2020. Since January 2009, Mr. Lux has held various operations roles of increasing responsibility with the Company and its subsidiaries, including Executive Vice President - Operations; Senior Vice President - Completions; Managing Director - Global Tubing; and President - Global Tubing. He holds a B.S. in Industrial Engineering from Purdue University.
John C. Ivascu. Mr. Ivascu has served as Executive Vice President, General Counsel, Chief Compliance Officer and Corporate Secretary since June 2020. Since June 2011, Mr. Ivascu has held various legal roles of increasing responsibility, including Senior Vice President, General Counsel, Chief Compliance Officer and Secretary; Senior

Vice President, General Counsel and Secretary; Vice President, Deputy General Counsel and Secretary; Vice President, Associate General Counsel and Assistant Secretary; and Assistant General Counsel. From 2006 to June 2011, Mr. Ivascu practiced corporate law at Vinson & Elkins L.L.P., representing public and private companies and investment banking firms in capital markets offerings, mergers and acquisitions, corporate governance and bankruptcy matters. From 2004 to 2006, Mr. Ivascu served as an attorney for the U.S. Securities & Exchange Commission, Division of Enforcement. Mr. Ivascu holds a B.B.A. from the Stephen M. Ross School of Business at the University of Michigan, and a J.D. from Brooklyn Law School.
Michael D. Danford. Mr. Danford has served as Senior Vice President and Chief Human Resources Officer since June 2020. Prior to that, Mr. Danford served as Senior Vice President - Human Resources from February 2015 to June 2020; and Vice President - Human Resources from November 2007 to February 2015. Prior to joining Forum, from August 2007 through November 2007, he worked at Trico Marine Services Inc., a privately held provider of subsea and marine support vessels and services to the oil and natural gas industry, as Vice President - Human Resources. From 1997 through July 2007, Mr. Danford served as Director of Human Resources and Vice President - Human Resources for Hydril Company, a publicly traded manufacturer of connections used for oil and natural gas drilling and production. From 1991 to 1997, Mr. Danford served in various human resources roles for Baker Hughes Incorporated, a publicly traded oilfield services company. Prior to joining Baker Hughes, from 1990 to 1991, Mr. Danford served as a recruiter and as an employee relations representative in the human resources department for Compaq Computer, a publicly traded developer and manufacturer of computer systems. Mr. Danford holds a B.S. degree in Computer Science from the University of Louisiana at Monroe (formerly Northeast Louisiana University).

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock trades on the NYSE under the trading symbol “FET.” As of February 26, 2021, there were approximately 34 common stockholders of record. In calculating the number of shareholders, we consider clearing agencies and security position listings as one shareholder for each agency or listing.
No dividends were declared or issued during 2020 or 2019, and we do not currently have any plans to pay cash dividends in the future. Our future dividend policy is within the discretion of our board of directors and will depend upon various factors, including our results of operations, financial condition, capital requirements, investment opportunities, and restrictions under our loan agreements.
Purchase of Equity Securities
There were no repurchases of our common stock during the three months ended December 31, 2020.

Item 6. Selected Financial Data
Not required under Regulation S-K for “smaller reporting companies.”

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and related notes included under Item 8 of this Annual Report on Form 10-K. This discussion contains forward-looking statements based on our current expectations, estimates and projections about our operations and the industry in which we operate. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of a variety of risks and uncertainties, including those described in “Risk Factors” and “Cautionary note regarding forward-looking statements” and elsewhere in this Annual Report on Form 10-K. We assume no obligation to update any of these forward-looking statements.
Overview
We are a global products company, serving the drilling, downhole, subsea, completions and production sectors of the energy industry. We design, manufacture and distribute products and engage in aftermarket parts supply and services that complement our product offering. The Company's products include highly engineered capital equipment as well as products that are consumed in the drilling, well construction, production and transportation of oil and natural gas. These consumable products are used in drilling, well construction and completions activities, within the supporting infrastructure, and at processing centers and refineries. Our engineered capital products are directed at drilling rig equipment for new rigs, upgrades and refurbishment projects; subsea construction and development projects; pressure pumping equipment; the placement of production equipment on new producing wells; and downstream capital projects. In 2020, over 80% of our revenue was derived from consumable products and activity-based equipment, while the balance was primarily derived from capital products with a small amount from rental and other services.
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
A summary of the products and services offered by each segment is as follows:
•Drilling & Downhole. This segment designs and manufactures products and provides related services to the drilling, well construction, artificial lift and subsea energy construction and services markets as well as other sectors such as alternative energy, defense and communications. The products and related services consist primarily of: (i) capital equipment and a broad line of expendable drilling products consumed in the drilling process; (ii) well construction casing and cementing equipment and protection products for artificial lift equipment and cables; and (iii) subsea remotely operated vehicles and trenchers, specialty components and tooling, and complementary subsea technical services.
•Completions. This segment designs, manufactures and supplies products and provides related services to the coiled tubing, well stimulation and intervention markets. The products and related services consist primarily of: (i) capital and consumable products sold to the pressure pumping, hydraulic fracturing and flowback services markets, including hydraulic fracturing pumps, cooling systems and flow iron as well as wireline cable and pressure control equipment used in the well completion and intervention service markets; and (ii) coiled tubing strings and coiled line pipe and related services.
•Production. This segment designs, manufactures and supplies products and provides related equipment and services for production and infrastructure markets. The products and related services consist primarily of: (i) engineered process systems, production equipment, as well as specialty separation equipment; and (ii) a wide range of industrial valves focused on serving upstream, midstream, and downstream oil and natural gas customers as well as power generation and other general industries.

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
In early 2020, the COVID-19 pandemic and associated actions taken around the world to mitigate the spread of COVID-19 caused unprecedented declines in economic activity, energy demand and oil and natural gas prices. In response, in the second quarter of 2020, OPEC+ agreed to a significant cut in oil production and North American exploration and production companies significantly reduced supply by shutting in producing wells and aggressively decreasing drilling and completion activities.
The extreme volatility and lower price environment through the year created a very challenging market for all sub-sectors of the oil and natural gas industry. Recently, oil demand and prices have partially rebounded as supply and demand have rebalanced at a lower level. However, overall activity and the North America rig count remain at historically low levels.
Due to the challenging market conditions, exploration and production companies in North America are under pressure to generate positive cash flows and minimize capital and maintenance expenditures. As a result, we have experienced a material reduction in demand for many of our products and consequently, our revenue. In addition, bankruptcies and consolidation of exploration and production and service companies continued through 2020. If this trend continues going forward, it may lead to a further reduction in the demand for our products.
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
Demand for products in our Valve Solutions product line is driven by capital projects and maintenance spending in the upstream, midstream and downstream markets. As such, revenue for our Valve Solutions product line has also been negatively affected by lower energy prices and the impacts of COVID-19 on the global economy. In addition, revenue for our Valve Solutions product line has been under pressure due to our distribution customers’ increased focus on decreasing their valve inventories in order to generate positive free cash flow.
On December 31, 2020, we sold assets pertaining to our ABZ and Quadrant valve brands for total consideration of $104.6 million and recognized a gain on disposition of $88.4 million. The disposition of these brands will reduce our Valve Solutions product line’s future revenue.
Although we have experienced some operational inefficiencies, our manufacturing facilities and business operations have not experienced work stoppages due to COVID-19 or associated government regulations. However, in response to the decline in demand for our products and decreases in revenue, we have implemented significant cost reduction actions, including exiting facilities, lowering headcount, reducing salaries, suspending the Company’s matching contribution to the U.S. and Canada defined contribution retirement plans, and furloughing select employee groups. These efforts continued in the fourth quarter of 2020 with the discontinuation of certain products and other changes in sourcing and manufacturing strategies. These restructuring efforts are expected to be completed during the first half of 2021.
The table below shows average crude oil and natural gas prices for West Texas Intermediate crude oil (WTI), United Kingdom Brent crude oil (Brent), and Henry Hub natural gas:

	2020	2019
Average global oil, $/bbl
West Texas Intermediate	$39.16	$56.98
United Kingdom Brent	$41.96	$64.30

Average North American Natural Gas, $/Mcf
Henry Hub	$2.03	$2.56

Average WTI and Brent oil prices were 31% and 35% lower, respectively, for the year ended December 31, 2020 compared to 2019. The price of oil varied dramatically during 2020 with spot prices for WTI and Brent falling from $61.14 and $67.77, respectively, as of December 31, 2019 to lows of below $15.00 per barrel in April 2020 followed by a partial recovery to $48.35 and $51.22, respectively, as of December 31, 2020. Average natural gas prices were 21% lower in 2020 than 2019.
The table below shows the average number of active drilling rigs operating by geographic area and drilling for different purposes based on the weekly rig count information published by Baker Hughes Company.

	2020	2019
Active Rigs by Location
United States	433	943
Canada	89	134
International	825	1,098
Global Active Rigs	1,347	2,175

Land vs. Offshore Rigs
Land	1,133	1,903
Offshore	214	272
Global Active Rigs	1,347	2,175

U.S. Commodity Target, Land
Oil/Gas	345	773
Gas	85	169
Unclassified	3	1
Total U.S. Land Rigs	433	943

U.S. Well Path, Land
Horizontal	384	826
Vertical	21	54
Directional	28	63
Total U.S. Active Land Rigs	433	943
A substantial portion of our revenue is impacted by the level of rig activity and the number of wells completed. The average U.S. and Canadian rig counts in 2020 decreased 54% and 34%, respectively, as compared to 2019, while the international rig count decreased 25% compared to 2019. The number of working rigs in the U.S. started 2020 at 805 and fell over 70% to a low of 244 rigs in August 2020. Since then, active rig levels have rebounded slightly to 351 working rigs as of December 31, 2020. Despite improvement in early 2021, the U.S. rig count in 2021 is projected to remain below levels achieved in recent years.
The table below shows the amount of total inbound orders by segment for the years ended December 31, 2020 and 2019:

(in millions of dollars)	2020	2019
Orders:
Drilling & Downhole	$208.5	$314.2
Completions	112.8	273.8
Production	151.3	275.4
Total Orders	$472.6	$863.4

Results of operations

	Year ended December 31,		Change
(in thousands of dollars, except per share information)	2020	2019	$	%
Revenue:
Drilling & Downhole	$216,836	$334,829	$(117,993)	(35.2)%
Completions	118,685	305,089	(186,404)	(61.1)%
Production	177,510	320,996	(143,486)	(44.7)%
Eliminations	(555)	(4,381)	3,826	*
Total revenue	$512,476	$956,533	(444,057)	(46.4)%
Cost of sales:
Drilling & Downhole	$192,640	$240,175	$(47,535)	(19.8)%
Completions	165,098	226,713	(61,615)	(27.2)%
Production	166,314	249,174	(82,860)	(33.3)%
Eliminations	(555)	(4,381)	3,826	*
Total cost of sales	$523,497	$711,681	$(188,184)	(26.4)%
Gross profit:
Drilling & Downhole	$24,196	$94,654	$(70,458)	(74.4)%
Completions	(46,413)	78,376	(124,789)	(159.2)%
Production	11,196	71,822	(60,626)	(84.4)%
Total gross profit	$(11,021)	$244,852	$(255,873)	(104.5)%
Selling, general and administrative expenses:
Drilling & Downhole	$72,160	$86,993	$(14,833)	(17.1)%
Completions	50,891	71,795	(20,904)	(29.1)%
Production	44,614	64,020	(19,406)	(30.3)%
Corporate	30,012	28,928	1,084	3.7%
Total selling, general and administrative expenses	$197,677	$251,736	$(54,059)	(21.5)%
Segment operating income (loss):
Drilling & Downhole	$(47,964)	$7,343	$(55,307)	(753.2)%
Operating margin %	(22.1)%	2.2%
Completions	(97,304)	6,581	(103,885)	(1,578.6)%
Operating margin %	(82.0)%	2.2%
Production	(33,418)	7,802	(41,220)	(528.3)%
Operating margin %	(18.8)%	2.4%
Corporate	(30,012)	(28,928)	(1,084)	(3.7)%
Total segment operating loss	$(208,698)	$(7,202)	$(201,496)	(2,797.8)%
Operating margin %	(40.7)%	(0.8)%
Transaction expenses	3,128	1,159	1,969	*
Impairments of goodwill, intangible assets, property and equipment	20,394	532,336	(511,942)	*
Contingent consideration benefit	—	(4,629)	4,629	*
Loss (gain) on disposal of assets and other	(597)	78	(675)	*
Operating loss	(231,623)	(536,146)	304,523	56.8%
Interest expense	30,268	31,618	(1,350)	(4.3)%
Gain on extinguishment of debt	(72,478)	—	(72,478)	*
Deferred loan costs written off	2,262	—	2,262	*
Foreign exchange losses and other, net	6,470	5,022	1,448	*
Gain realized on previously held equity investment	—	(1,567)	1,567	*
Gain on disposition of business	(88,375)	(2,348)	(86,027)	*
Total other (income) expense, net	(121,853)	32,725	(154,578)	*
Loss before income taxes	(109,770)	(568,871)	459,101	80.7%
Income tax benefit	(12,881)	(1,814)	(11,067)	*
Net loss	(96,889)	(567,057)	470,168	82.9%

Weighted average shares outstanding
Basic	5,577	5,505
Diluted	5,577	5,505
Loss per share
Basic	$(17.37)	$(103.01)
Diluted	$(17.37)	$(103.01)
* not meaningful

Revenue
Our revenue for the year ended December 31, 2020 was $512.5 million, a decrease of $444.1 million, or 46.4%, compared to the year ended December 31, 2019. For the year ended December 31, 2020, our Drilling & Downhole segment, Completions segment, and Production segment comprised 42.3%, 23.1% and 34.6% of our total revenue, respectively, compared to 35.0%, 31.4% and 33.6%, respectively, for the year ended December 31, 2019. The overall decrease in revenue is due to lower sales volumes due to the significant decrease in drilling and completions activity levels as a result of lower spending by exploration and production companies. The changes in revenue by operating segment consisted of the following:
Drilling & Downhole segment — Revenue was $216.8 million for the year ended December 31, 2020, a decrease of $118.0 million, or 35.2%, compared to the year ended December 31, 2019. This decrease includes a $60.4 million, or 38.3%, decline in revenue for our Drilling Technologies product line due to lower sales volumes of consumable products and capital equipment as a result of a 38% decline in global rig count year-over-year. Revenue for our Downhole Technologies product line decreased by $52.0 million, or 44.8%, primarily due to lower sales volumes of artificial lift products and well construction equipment due to the significant decrease in drilling activity and the number of wells completed in 2020. The $5.6 million, or 9.1%, decline in revenue for our Subsea Technologies product line was relatively less than other product lines in the segment due to the diversification of sales of capital equipment to customers outside the oil and natural gas industry.
Completions segment — Revenue was $118.7 million for the year ended December 31, 2020, a decrease of $186.4 million, or 61.1%, compared to the year ended December 31, 2019. This decline includes a $105.6 million, or 65.2%, decrease in sales volumes for our Stimulation and Intervention product line primarily attributable to lower spending by our pressure pumping service customers due to the significant decline in hydraulic fracturing activity levels in the U.S. The remaining decline was driven by an $80.8 million, or 57%, decrease in sales volumes for our Coiled Tubing product line primarily attributable to lower U.S. completions activity.
Production segment — Revenue was $177.5 million for the year ended December 31, 2020, a decrease of $143.5 million, or 44.7%, compared to the year ended December 31, 2019. This decrease includes an $86.6 million, or 43.7%, decline in sales volumes of our valve products, particularly sales into the North America upstream and midstream oil and natural gas market, and a $56.9 million, or 46.4%, decrease in revenue for our Production Equipment product line as a result of lower sales volumes of our surface production equipment due to the significant decline in the number of U.S. well completions in 2020.
Segment operating loss and segment operating margin percentage
Segment operating loss for the year ended December 31, 2020 was $208.7 million compared to a loss of $7.2 million for the year ended December 31, 2019. For the year ended December 31, 2020, segment operating margin percentage was (40.7)% compared to (0.8)% for the year ended December 31, 2019. Segment operating margin percentage is calculated by dividing segment operating income (loss) by revenue for the period. The change in operating loss and segment operating margin percentage for each segment is explained as follows:
Drilling & Downhole segment — Segment operating loss was $48.0 million, or (22.1)%, for the year ended December 31, 2020 compared to income of $7.3 million, or 2.2% for the year ended December 31, 2019. The $55.3 million decline in segment operating results is primarily attributable to lower gross profit from the 35.2% decline in segment revenues. In addition, segment operating loss for 2020 includes $24.9 million of inventory write-downs, $5.4 million of impairments of operating lease right of use assets, and $4.4 million of employee severance costs. These declines in segment operating results were partially offset by lower employee related costs due to headcount, salary and other cost reductions implemented in 2020.
Completions segment — Segment operating loss was $97.3 million, or (82.0)%, for the year ended December 31, 2020 compared to income of $6.6 million, or 2.2% for the year ended December 31, 2019. The $103.9 million decline in segment operating results is primarily attributable to lower gross profit from the 61.1% decline in segment revenues. In addition, segment operating loss for 2020 includes $53.5 million of inventory write-downs, $6.1 million of impairments of operating lease right of use assets, and $1.8 million of employee severance costs. These declines in segment operating results were partially offset by lower employee related costs due to headcount, salary and other cost reductions implemented in 2020.
Production segment — Segment operating loss was $33.4 million, or (18.8)%, for the year ended December 31, 2020 compared to income of $7.8 million, or 2.4% for the year ended December 31, 2019. The $41.2 million decline in segment operating results is primarily attributable to lower gross profit from the (44.7)% decline in segment revenues. In addition, segment operating loss for 2020 includes $22.4 million of inventory write-downs, $2.4 million of impairments of operating lease right of use assets, and $1.3 million of employee severance costs. These declines in segment operating results were partially offset by lower employee related costs due to headcount, salary and other cost reductions implemented in 2020.
Corporate — Selling, general and administrative expenses for Corporate were $30.0 million for the year ended December 31, 2020, a $1.1 million increase compared to the year ended December 31, 2019. Reductions in employee related costs from headcount, salary and other cost reductions were more than offset by a $1.5 million lease impairment and higher legal fees related to litigation. Corporate costs include, among other items, payroll related costs for management, administration, finance, legal, and human resources personnel; professional fees for legal, accounting and related services; and marketing costs.
Other items not included in segment operating income (loss)
Several items are not included in segment operating loss, but are included in the total operating loss. These items include transaction expenses, impairments of goodwill, intangible assets, property and equipment, contingent consideration benefit and losses (gains) on the disposal of assets and other. Transaction expenses relate to legal and other advisory costs incurred in acquiring or disposing of businesses and are not considered to be part of segment operating loss. For further information related to impairments of goodwill, intangible assets, property and equipment, see Note 8 Impairments of Goodwill and Long Lived Assets.
The contingent consideration benefit in 2019 relates to a gain of $4.6 million recognized in the first quarter of 2019 due to reducing the estimated fair value of the contingent cash liability associated with the fourth quarter 2018 acquisition of Global Heat Transfer LLC.
Other income and expense
Other income and expense includes interest expense, gain on extinguishment of debt, deferred loan costs written off, foreign exchange losses and other, net, gain realized on previously held equity investment, and gain on disposition of business.
We incurred $30.3 million of interest expense during the year ended December 31, 2020, a decrease of $1.4 million compared to the year ended December 31, 2019 due to lower average outstanding balances on our Credit Facility in 2020 compared to 2019 partially offset by higher non-cash amortization of debt discount and debt issuance costs associated with our 9.0% convertible secured notes due August 2025 (the “2025 Notes”).
The foreign exchange losses are primarily the result of movements in the British pound, the Euro, and the Canadian Dollar relative to the U.S. dollar. These movements in exchange rates create foreign exchange gains or losses when applied to monetary assets or liabilities denominated in currencies other than the location’s functional currency, primarily U.S. dollar denominated cash, trade account receivables and net intercompany receivable balances for our foreign entities using a functional currency other than the U.S. dollar.
During the year ended December 31, 2020, we recognized $72.5 million of gains on extinguishment of debt, including a $43.8 million gain from the repurchase of notes in the first half of 2020 and a $28.7 million gain from the exchange of notes in the third quarter of 2020. During the first half of 2020, we repurchased an aggregate $71.9 million of principal amount of our 6.25% unsecured notes due 2021 (the “2021 Notes”) for $27.7 million and recognized a net gain of $43.8 million reflecting the difference in the amount paid and the net carrying value of the extinguished debt, including debt issuance costs and unamortized debt premium. In the third quarter of 2020, we exchanged $315.5 million principal amount of 2021 Notes for new 2025 Notes. This transaction was accounted for as an extinguishment of the 2021 Notes with the new 2025 Notes recorded at fair value on the transaction date, resulting in a $28.7 million gain on extinguishment of debt. See Note 9 Debt for further information.
During the year ended December 31, 2020, we wrote-off $2.3 million of deferred loan costs including $2.0 million for the termination of previous discussions related to a potential exchange offer for our 2021 Notes and $0.3 million related to amending our Credit Facility to, among other things, reduce the size of the commitments from $300.0 million to $250.0 million.
In the fourth quarter of 2020, we sold certain assets of our ABZ and Quadrant valve brands and recognized a gain on disposition totaling $88.4 million. In the fourth quarter of 2019, we sold certain assets of our Cooper Alloy brand of valve products and recognized a gain on disposition totaling $2.3 million. In the third quarter of 2019, we sold our aggregate 40% interest in Ashtead and recognized a gain of $1.6 million as a result of such sale. See Note 4 Dispositions for further information related to these transactions.
Taxes
We recorded a tax benefit of $12.9 million for the year ended December 31, 2020 compared to $1.8 million for the year ended December 31, 2019. On March 27, 2020, the U.S. Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was signed into law which provided relief to corporate taxpayers by permitting a five-year carryback of 2018-2020 NOLs, increased the 30% limitation on interest expense deductibility to 50% of adjusted taxable income for 2019 and 2020, and accelerated refunds for minimum tax credit carryforwards, among other provisions. The tax effects of changes in tax laws are recognized in the period in which the law is enacted. As such, the tax benefit for the year ended December 31, 2020 includes a $16.0 million benefit related to a carryback claim for U.S. federal tax losses based on provisions in the CARES Act.
The tax benefit for the year ended December 31, 2019 includes an increase in our valuation allowance of $98.9 million to write down our deferred tax assets in the U.S., U.K., Germany, Singapore and Saudi Arabia primarily due to operating losses incurred where the recording of a tax benefit is not available and $27.2 million of tax expense related to the impairment of non-tax deductible goodwill.
See Note 11 Income Taxes for additional information.

Liquidity and capital resources
Sources and uses of liquidity
Our internal sources of liquidity are cash on hand and cash flows from operations, while our primary external sources include trade credit, our Credit Facility and 2025 Notes described below. Our primary uses of capital have been for inventories, sales on credit to our customers and maintenance and growth capital expenditures. We continually monitor potential capital sources, including equity and debt financing, to meet our investment and target liquidity requirements. Our future success and growth will be highly dependent on our ability to continue generating positive operating cash flow and access outside sources of capital.
During the first half of 2020, we repurchased an aggregate $71.9 million principal amount of our 2021 Notes for $27.7 million and recognized a net gain of $43.8 million reflecting the difference in the amount paid and the net carrying value of the extinguished debt, including debt issuance costs and unamortized debt premium. In the third quarter of 2020, we exchanged $315.5 million principal amount of the remaining 2021 Notes for new 2025 Notes. Concurrent with the 2021 Notes exchange, the Credit Facility was amended to, among other things, reduce the size of the commitments from $300.0 million to $250.0 million. In the fourth quarter of 2020, we redeemed the remaining $12.6 million principal amount of 2021 Notes at par and therefore, no 2021 Notes remained outstanding at December 31, 2020.
As of December 31, 2020, we had $316.9 million principal amount of 2025 Notes and $13.1 million of borrowings outstanding under our Credit Facility. The Credit Facility is scheduled to mature on October 30, 2022 and the 2025 notes are scheduled to mature in August 2025.
See 9 Debt for further details related to the terms for our 2021 Notes, 2025 Notes and Credit Facility.
As of December 31, 2020, we had cash and cash equivalents of $128.6 million and $110.5 million of availability under our Credit Facility. In the fourth quarter of 2020, we sold certain assets of our ABZ and Quadrant brands of valve products for cash consideration of $104.6 million. In the third quarter of 2020, we received a $14.1 million cash refund for income taxes from filing a carryback claim for U.S. federal tax losses based on provisions in the CARES Act.
We anticipate that our future working capital requirements for our operations will fluctuate directionally with revenues. Furthermore, availability under our Credit Facility will fluctuate directionally based on the level of our eligible accounts receivable and inventory. In addition, we expect total 2021 capital expenditures to be less than $10.0 million, consisting of, among other items, replacing end of life machinery and equipment.
We expect our available cash on-hand, cash generated by operations, and estimated availability under our Credit Facility to be adequate to fund current operations and debt maturities during the next 12 months. In addition, based on existing market conditions and our expected liquidity needs, among other factors, we may use a portion of our cash flows from operations, proceeds from divestitures, securities offerings or other eligible capital to reduce the principal amount of our 2025 Notes or other debt outstanding.
In 2020, we completed one disposition for total consideration of $104.6 million and in 2019, we completed two dispositions for total consideration of $51.7 million. For additional information, see Note 4 Dispositions. We may pursue acquisitions in the future, which may be funded with cash and/or equity. Our ability to make significant acquisitions for cash may require us to pursue additional equity or debt financing, which we may not be able to obtain on terms acceptable to us or at all.

Our cash flows for the years ended December 31, 2020 and 2019 are presented below (in thousands):

	Year ended December 31,
	2020	2019
Net cash provided by operating activities	$3,883	$104,144
Net cash provided by investing activities	108,250	28,135
Net cash used in financing activities	(41,765)	(122,191)
Effect of exchange rate changes on cash	338	582
Net increase in cash, cash equivalents and restricted cash	$70,706	$10,670
Net cash provided by operating activities
Net cash provided by operating activities was $3.9 million for the year ended December 31, 2020 compared to $104.1 million for the year ended December 31, 2019. The decrease is primarily attributable to the decline in operating results. Net income adjusted for non-cash items used $53.5 million of cash for the year ended December 31, 2020 compared to providing $40.7 million of cash for the year ended December 31, 2019. The remaining decline is due to changes in working capital which provided cash of $57.3 million for the year ended December 31, 2020 compared to $63.5 million for the year ended December 31, 2019.
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
Net cash provided by investing activities
Net cash provided by investing activities was $108.3 million for the year ended December 31, 2020 including $104.6 million from the sale of certain assets of our ABZ and Quadrant brands of valve products and $5.3 million of proceeds from the sale of property and equipment, partially offset by $2.2 million of capital expenditures. Net cash provided by investing activities was $28.1 million for the year ended December 31, 2019 including $39.3 million in cash proceeds from the sale of our aggregate 40% interest in Ashtead technology and $3.4 million in cash proceeds from the sale of certain assets of our Cooper Alloy brand of valve products, partially offset by $15.1 million of capital expenditures for property and equipment.
Net cash used in financing activities
Net cash used in financing activities was $41.8 million for the year ended December 31, 2020 compared to $122.2 million used in financing activities for the year ended December 31, 2019. Net cash used in financing activities for the year ended December 31, 2020 includes $40.3 million of cash used to repurchase 2021 Notes, $9.7 million paid for deferred financing costs and a $3.5 million early participation payment for the bond exchange. These cash outflows were partially offset by $13.1 million of net borrowings on our Credit Facility in 2020. Net cash used in financing activities for the year ended December 31, 2019 primarily includes $119.9 million of net repayments of debt.
Off-balance sheet arrangements
As of December 31, 2020, we had no off-balance sheet instruments or financial arrangements, other than letters of credit entered into in the ordinary course of business. For additional information, refer to Note 13 Commitments and Contingencies.
Supplemental Guarantor Financial Information
The Company’s 2025 Notes are guaranteed by our domestic subsidiaries which are 100% owned, directly or indirectly, by the Company. The guarantees are full and unconditional, joint and several.
The guarantees of the 2025 Notes are (i) pari passu in right of payment with all existing and future senior indebtedness of such guarantor, including all obligations under our Credit Facility; (ii) secured by certain collateral of such guarantor, subject to permitted liens under the indenture governing the 2025 Notes; (iii) effectively senior to all unsecured indebtedness of that guarantor, to the extent of the value of the collateral securing the 2025 Notes (after giving effect to the liens securing our Credit Facility and any other senior liens on the collateral); and (v) senior in right of payment to any future subordinated indebtedness of that guarantor.

In the event of a bankruptcy, liquidation or reorganization of any of the non-guarantor subsidiaries of the 2025 Notes, the non-guarantor subsidiaries of such notes will pay the holders of their debt and their trade creditors before they will be able to distribute any of their assets to the Company or to any guarantors.
The 2025 Notes guarantees shall each be released upon (i) any sale or other disposition of all or substantially all of the assets of such guarantor (by merger, consolidation or otherwise) to a person that is not (either before or after giving effect to such transaction) the Company or a subsidiary, if the sale or other disposition does not violate the applicable provisions of the indenture governing such notes; (ii) any sale, exchange or transfer (by merger, consolidation or otherwise) of the equity interests of such guarantor after which the applicable guarantor is no longer a subsidiary, which sale, exchange or transfer does not violate the applicable provisions of the indenture governing such notes; (iii) legal or covenant defeasance or satisfaction and discharge of the indenture governing such notes; or (iv) dissolution of such guarantor, provided no default or event of default has occurred that is continuing.
The obligations of each guarantor of the 2025 Notes under its guarantee will be limited to the maximum amount as will, after giving effect to all other contingent and fixed liabilities of such guarantor (including, without limitation, any guarantees under the Credit Facility) and any collections from or payments made by or on behalf of any other guarantor in respect of the obligations of such other guarantor under its guarantee or pursuant to its contribution obligations under the applicable indenture, result in the obligations of such guarantor under its guarantee not constituting a fraudulent conveyance, fraudulent preference or fraudulent transfer or otherwise reviewable transaction under applicable law. Nonetheless, in the event of the bankruptcy, insolvency or financial difficulty of a guarantor, such guarantor’s obligations under its guarantee may be subject to review and avoidance under applicable fraudulent conveyance, fraudulent preference, fraudulent transfer and insolvency laws.
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
Summarized financial information was as follows (in thousands):

	Year ended December 31,
(in thousands, except per share information)	2020	2019
Revenues	$393,704	$811,566
Cost of sales	431,670	614,429
Operating loss	(238,608)	(550,091)
Net loss	(96,889)	(567,057)

	Year ended December 31,
(in thousands, except per share information)	2020	2019
Current assets	$385,364	$530,111
Noncurrent assets	332,486	416,924

Current liabilities	105,393	122,354
Payables to non-guarantor subsidiaries	102,885	116,053
Noncurrent liabilities	324,954	440,817

Critical accounting policies and estimates
The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. In preparing our consolidated financial statements, we make judgments, estimates and assumptions affecting the amounts reported. We base our estimates on factors including historical experience and various assumptions that we believe are reasonable under the circumstances. These factors form the basis for making estimates about the carrying values of assets and liabilities that are not readily apparent from other sources. Certain accounting policies involve judgments and uncertainties to such an extent that there is a reasonable likelihood that materially different amounts could have been reported under different conditions, or if different assumptions had been used. We evaluate our estimates and assumptions on a regular basis. Actual results may differ from these estimates and assumptions used in preparation of our consolidated financial statements.
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
Revenue from goods transferred to customers at a point in time accounted for 93% of revenues for the year ended December 31, 2020. The majority of this revenue is product sales, which are generally recognized when items are shipped from our facilities and title passes to the customer. The amount of revenue recognized for products is adjusted for expected returns, which are estimated based on historical data.
Revenue from goods transferred to customers over time accounted for 7% of revenues for the year ended December 31, 2020, which is related to certain contracts in our Subsea and Production Equipment product lines. Recognition over time for these contracts is supported by our assessment of the products supplied as having no alternative use to us and by clauses in the contracts that provide us with an enforceable right to payment for performance completed to date. We use the cost-to-cost method to measure progress for these contracts because it best depicts the transfer of assets to the customer which occurs as costs are incurred on the contract. The amount of revenue recognized is calculated based on the ratio of costs incurred to-date compared to total estimated costs which requires management to calculate reasonably dependable estimates of total contract costs. Whenever revisions of estimated contract costs and contract values indicate that the contract costs will exceed estimated revenues, thus creating a loss, a provision for the total estimated loss is recorded in that period. We recognize revenue and cost of sales each period based upon the advancement of the work-in-progress unless the stage of completion is insufficient to enable a reasonably certain forecast of profit to be established. In such cases, no profit is recognized during the period.
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
Contracts are sometimes modified to account for changes in product specifications or requirements. Most of our contract modifications are for goods and services that are not distinct from the existing contract. As such, these modifications are accounted for as if they were part of the existing contract, and therefore, the effect of the modification on the transaction price and our measure of progress for the performance obligation to which it relates is recognized as an adjustment to revenue on a cumulative catch-up basis. No adjustment to any one contract was material to our consolidated financial statements for the years ended December 31, 2020, 2019 and 2018.
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
Disaggregated Revenue. Refer to Note 18 Business Segments for disaggregated revenue by product line and geography.
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
Stock based compensation
We account for awards of stock based compensation at fair value on the date granted to employees and recognize the compensation expense in our consolidated financial statements over the requisite service period. The fair value of stock based compensation is measured using the fair value of the common stock for restricted stock and restricted stock units, the Black-Scholes model for options, and a Monte Carlo Simulation model for performance share units and stock appreciation rights. These models require assumptions and estimates for inputs, especially the estimate of the volatility in the value of the underlying share price, that affect the resultant values and hence the amount of compensation expense recognized.
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
For the years ended December 31, 2020 and 2019, we recognized inventory write downs totaling $100.8 million and $10.3 million, respectively. These charges are all included in “Cost of sales” in the consolidated statements of comprehensive loss. See Note 5 Inventories for further information related to these charges.

Property and equipment and intangible assets (“Long-lived assets”)
Property and equipment is stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method based on the estimated useful lives of assets, generally 3 to 30 years. We have established standard useful lives for certain classes of assets. Intangible assets are stated at cost less accumulated amortization. Amortization is computed using the straight-line method based on the estimated useful lives of assets.
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
For the years ended December 31, 2020 and 2019, we recognized property and equipment impairment charges totaling $15.1 million and $7.9 million, respectively. For the years ended December 31, 2020 and 2019, we recognized intangible asset impairment charges totaling $5.3 million and $53.5 million, respectively. These charges are all included in “Impairments of goodwill, intangible assets, property and equipment” in the consolidated statements of comprehensive loss. See Note 8 Impairments of Goodwill and Long Lived Assets for further information related to these charges.
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
The CARES Act was signed into law in March 2020 in response to the COVID-19 pandemic. The tax effects of changes in tax laws are recognized in the period in which the law is enacted. As such, the tax benefit for the year ended December 31, 2020 includes a $16.0 million benefit related to a carryback claim for U.S. federal tax losses based on new provisions in the CARES Act.
For the year ended December 31, 2019, we recognized tax expense for valuation allowances totaling $98.9 million. See Note 11 Income Taxes for further information related to these charges.
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
All forward-looking statements speak only as of the date of this Annual Report on Form 10-K. We disclaim any obligation to update or revise these statements unless required by law, and you should not place undue reliance on these forward-looking statements. Although we believe that our plans, intentions and expectations reflected in or suggested by the forward-looking statements we make in this Annual Report on Form 10-K are reasonable, forward-looking statements are not guarantees of future performance and involve risks and uncertainties that may cause actual results to differ materially from our plans, intentions or expectations. This may be the result of various factors, including, but not limited to, those factors discussed in “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Annual Report on Form 10-K.

Item 7A. Quantitative and qualitative disclosures about market risk

Not required under Regulation S-K for “smaller reporting companies.”

Item 8. Consolidated Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Forum Energy Technologies, Incorporated
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Forum Energy Technologies, Incorporated and subsidiaries (the "Company") as of December 31, 2020 and 2019, the related consolidated statements of comprehensive loss, changes in stockholders' equity, and cash flows, for each of the two years in the period ended December 31, 2020, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.
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
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.
Inventory — Refer to Notes 2 and 5 to the financial statements
Critical Audit Matter Description
Inventory consists of finished goods and materials and supplies which are carried at the lower of cost or net realizable value. The Company evaluates the net realizable values of inventories based on analysis of inventory levels including excess, obsolete and slow-moving items, historical sales experience and future sales forecasts. The Company’s evaluation of net realizable value is performed at each location and is based on information and assumptions specific to that location. Changes in these assumptions could have a significant impact on the recorded inventory amounts or the amount of inventory write-downs. The inventory, net balance at December 31, 2020 was $251.7 million and the amount of inventory reserve was $144.9 million.
Given the significant judgments and assumptions made by management in applying the methodology used to determine net realizable value, future sales forecasts, and the reports utilized to determine inventory levels and historical sales experiences, performing audit procedures required a high degree of auditor judgment and increased extent of effort.

How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the net realizable value of inventory included the following, among others:
•We made inquiries of business unit managers as well as executives, sales, and operations personnel about the expected product lifecycles and product development plans and historical usage by product.
•We have tested the forecasted demand by comparing internal and external information (e.g. historical usage, contracts, communications with customers, product development plans, and macroeconomic conditions) with the Company’s forecasted demand.
•We evaluated management’s forecasted demand by comparing actual results to historical forecasts.
•We considered the existence of contradictory evidence based on reading of internal communications to management and the board of directors, Company press releases, and analysts' reports, as well as our observations and inquiries as to changes within the business.
Long-lived assets —Refer to Notes 2, 6, 7 and 8 to the financial statements
Critical Audit Matter Description
The Company reviews long-lived assets for potential impairment whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable. If the undiscounted future cash flows are less than the carrying amount of the assets, there is an indication that the assets may be impaired. The amount of the impairment is measured as the difference between the carrying value and the estimated fair value of the asset. In performing the review for impairment, management makes significant estimates and assumptions related to forecasts of future cash flows including forecasts of future revenue and useful lives of the assets. The net balances of property and equipment, definite lived intangibles, and right of use asset balances were $113.7 million, $240.4 million and $31.5 million, respectively, as of December 31, 2020.
Given the significant estimates and assumptions made by management to estimate future sales forecasts and useful lives of the assets, performing audit procedures required a high degree of auditor judgment and an increased extent of effort.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the forecasts of future sales and useful lives included the following, among others:
•We evaluated management’s ability to accurately forecast by comparing actual results to management’s historical forecasts.
•We evaluated the reasonableness of management’s forecasts by comparing the forecasts to (1) historical and current year results, (2) internal communications to management and the Board of Directors (3) forecasted information included in industry reports of the Company and certain of its peer companies, and (4) third-party and independently researched market data.
•We compared the remaining useful life of the primary assets to the Company’s underlying asset registers

/s/ Deloitte & Touche LLP

Houston, Texas
March 2, 2021

We have served as the Company’s auditor since 2019.

Forum Energy Technologies, Inc. and subsidiaries
Consolidated statements of comprehensive loss

	Year ended December 31,
(in thousands, except per share information)	2020	2019
Revenues	$512,476	$956,533
Cost of sales	523,497	711,681
Gross profit	(11,021)	244,852
Operating expenses
Selling, general and administrative expenses	197,677	251,736
Impairments of goodwill, intangible assets, property and equipment	20,394	532,336
Transaction expenses	3,128	1,159
Contingent consideration benefit	—	(4,629)
Loss (gain) on disposal of assets and other	(597)	78
Total operating expenses	220,602	780,680
Loss from equity investments	—	(318)
Operating loss	(231,623)	(536,146)
Other expense (income)
Interest expense	30,268	31,618
Gain on extinguishment of debt	(72,478)	—
Deferred loan costs written off	2,262	—
Foreign exchange losses and other, net	6,470	5,022
Gain realized on previously held equity investment	—	(1,567)
Gain on disposition of business	(88,375)	(2,348)
Total other expense (income), net	(121,853)	32,725
Loss before income taxes	(109,770)	(568,871)
Income tax benefit	(12,881)	(1,814)
Net loss	(96,889)	(567,057)

Weighted average shares outstanding
Basic	5,577	5,505
Diluted	5,577	5,505
Loss per share
Basic	$(17.37)	$(103.01)
Diluted	$(17.37)	$(103.01)

Other comprehensive income (loss), net of tax:
Net loss	(96,889)	(567,057)
Change in foreign currency translation, net of tax of $0	9,249	7,958
Loss on pension liability	(700)	(1,666)
Comprehensive loss	$(88,340)	$(560,765)
The accompanying notes are an integral part of these consolidated financial statements.

Forum Energy Technologies, Inc. and subsidiaries
Consolidated balance sheets

(in thousands, except share information)	December 31, 2020	December 31, 2019
Assets
Current assets
Cash and cash equivalents	$128,617	$57,911
Accounts receivable—trade, net of allowances of $9,217 and $9,048	80,606	154,182
Inventories, net	251,747	414,640
Prepaid expenses and other current assets	19,018	33,820
Costs and estimated profits in excess of billings	8,516	4,104
Accrued revenue	1,687	1,260
Total current assets	490,191	665,917
Property and equipment, net of accumulated depreciation	113,668	154,836
Operating lease assets	31,520	48,682
Deferred financing costs, net	249	1,243
Intangibles, net	240,444	272,300
Deferred income taxes, net	102	654
Other long-term assets	13,752	16,365
Total assets	$889,926	$1,159,997
Liabilities and equity
Current liabilities
Current portion of long-term debt	$1,322	$717
Accounts payable—trade	46,351	98,720
Accrued liabilities	67,581	86,625
Deferred revenue	7,863	4,877
Billings in excess of costs and profits recognized	1,817	5,911
Total current liabilities	124,934	196,850
Long-term debt, net of current portion	293,373	398,862
Deferred income taxes, net	1,952	2,465
Operating lease liabilities	44,536	49,938
Other long-term liabilities	18,895	25,843
Total liabilities	483,690	673,958
Commitments and contingencies
Equity
Common stock, $0.01 par value, 14,800,000 shares authorized, 5,992,400 and 5,942,030 shares issued	60	1,189
Additional paid-in capital	1,242,720	1,231,650
Treasury stock at cost, 410,877 and 410,595 shares	(134,499)	(134,493)
Retained earnings (accumulated deficit)	(601,656)	(503,369)
Accumulated other comprehensive loss	(100,389)	(108,938)
Total equity	406,236	486,039
Total liabilities and equity	$889,926	$1,159,997
The accompanying notes are an integral part of these consolidated financial statements.

Forum Energy Technologies, Inc. and subsidiaries
Consolidated statements of cash flows

	Year ended December 31,
(in thousands, except share information)	2020	2019
Cash flows from operating activities
Net loss	$(96,889)	$(567,057)
Adjustments to reconcile net loss to net cash provided by (used in) investing activities:
Impairments of goodwill, intangible assets, property and equipment	20,394	532,336
Impairments of operating lease assets	15,370	2,364
Depreciation expense	24,484	30,629
Amortization of intangible assets	26,516	32,612
Stock-based compensation expense	9,784	15,846
Inventory write downs	100,794	10,324
Provision for doubtful accounts	1,127	3,152
Deferred income taxes	(149)	(12,985)
Contingent consideration benefit	—	(4,629)
Gain on disposition of business	(88,375)	(2,348)
Gain on extinguishment of debt	(72,478)	—
Deferred loan costs written off	2,262	—
Gain realized on previously held equity investment	—	(1,567)
Loss from equity investments, net of distributions	—	318
Other	3,703	1,676
Changes in operating assets and liabilities
Accounts receivable—trade	65,541	49,732
Inventories	51,621	54,265
Prepaid expenses and other current assets	17,794	621
Cost and estimated profits in excess of billings	(4,317)	4,632
Accounts payable, deferred revenue and other accrued liabilities	(69,399)	(48,056)
Billings in excess of costs and estimated profits earned	(3,900)	2,279
Net cash provided by operating activities	$3,883	$104,144
Cash flows from investing activities
Capital expenditures for property and equipment	(2,246)	(15,102)
Proceeds from the sale of equity investment and business	105,204	42,754
Proceeds from the sale of property and equipment	5,292	483
Net cash provided by investing activities	$108,250	$28,135
Cash flows from financing activities
Borrowings on revolving Credit Facility	182,322	137,000
Repayments on revolving Credit Facility	(169,196)	(256,900)
Cash paid to repurchase 2021 Notes	(40,270)	—
Bond exchange early participation payment	(3,500)	—
Repurchases of stock	(195)	(1,094)
Payment of capital lease obligations	(1,179)	(1,197)
Deferred financing costs	(9,747)	—
Net cash used in financing activities	$(41,765)	$(122,191)

Effect of exchange rate changes on cash	338	582

Net increase in cash, cash equivalents and restricted cash	70,706	10,670
Cash, cash equivalents and restricted cash at beginning of period	57,911	47,241
Cash, cash equivalents and restricted cash at end of period	$128,617	$57,911
Supplemental cash flow disclosures
Cash paid for interest	23,763	31,940
Cash paid (refunded) for income taxes	(13,941)	3,917
Noncash investing and financing activities
Operating lease right of use assets obtained in exchange for lease obligations	4,505	9,745
Finance lease right of use assets obtained in exchange for lease obligations	1,401	1,822
Note receivable related to equity method investment transaction	—	4,725
Accrued purchases of property and equipment	—	91
The accompanying notes are an integral part of these consolidated financial statements.

Forum Energy Technologies, Inc. and subsidiaries
Consolidated statements of changes in stockholders’ equity

(in thousands)	Common stock	Additional paid-in capital	Treasury stock	Retained earnings (accumulated deficit)	Accumulated other comprehensive income / (loss)	Total common stockholders’ equity
Balance at December 31, 2018	$1,174	$1,214,928	$(134,434)	$63,688	$(115,230)	$1,030,126
Restricted stock issuance, net of forfeitures	9	(1,044)	—	—	—	(1,035)
Stock-based compensation expense	—	15,846	—	—	—	15,846
Shares issued in employee stock purchase plan	5	1,546	—	—	—	1,551
Contingent shares issued for acquisition of Cooper	1	374	—	—	—	375
Treasury stock	—	—	(59)	—	—	(59)
Change in pension liability	—	—	—	—	(1,666)	(1,666)
Currency translation adjustment	—	—	—	—	7,958	7,958
Net Loss	—	—	—	(567,057)	—	(567,057)
Balance at December 31, 2019	$1,189	$1,231,650	$(134,493)	$(503,369)	$(108,938)	$486,039
Restricted stock issuance, net of forfeitures	7	(196)	—	—	—	(189)
Stock-based compensation expense	—	9,784	—	—	—	9,784
Shares issued in employee stock purchase plan	2	344	—	—	—	346
Adjustment for adoption of ASU 2016-13	—	—	—	(1,398)	—	(1,398)
Treasury stock	—	—	(6)	—	—	(6)
Change in pension liability	—	—	—	—	(700)	(700)
Currency translation adjustment	—	—	—	—	9,249	9,249
1-for-20 reverse stock split	(1,138)	1,138	—	—	—	—
Net Loss	—	—	—	(96,889)	—	(96,889)
Balance at December 31, 2020	$60	$1,242,720	$(134,499)	$(601,656)	$(100,389)	$406,236
The accompanying notes are an integral part of these consolidated financial statements.

Forum Energy Technologies, Inc. and subsidiaries
Notes to consolidated financial statements

1. Nature of Operations
Forum Energy Technologies, Inc. (the “Company”), a Delaware corporation, is a global products company, serving the drilling, downhole, subsea, completions and production sectors of the energy industry. The Company designs, manufactures and distributes products, and engages in aftermarket parts supply and services that complement the Company’s product offering.
2. Summary of Significant Accounting Policies
Basis of presentation
The accompanying consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).
COVID-19 Impacts
The outbreak of COVID-19 in 2020 caused significant disruptions in the U.S. and world economies. In response to the continued spread of COVID-19, federal, state and local governments have imposed varying degrees of restrictions on business and social activities, including quarantine and “stay-at-home” orders. As a result of the imposition of these government orders, there was an adverse impact on the level of oil and natural gas demand and many companies have sought protection under Chapter 11 of the U.S. Bankruptcy Code. The full impacts of the COVID-19 outbreak are continuing to evolve and will ultimately depend on future developments, including the rate of distribution for approved vaccines, actions taken by governmental authorities, customers, suppliers and other third parties to prevent further spread of the virus, workforce availability, and the timing and extent to which economic and operating conditions resume. We have experienced resulting disruptions to our business operations, as restrictions have significantly impacted many sectors of the economy, with businesses curtailing or ceasing normal operations. While we cannot estimate with any degree of certainty the full impact of the COVID-19 outbreak on our liquidity, financial condition and future results of operations, we expect the adverse impacts on our financial results from COVID-19 will continue in future quarters.
Principles of consolidation
The consolidated financial statements include the accounts of the Company and its wholly and majority owned subsidiaries after elimination of intercompany balances and transactions.
We previously held an investment in Ashtead, an operating entity where we had the ability to exert significant influence, but did not control operating and financial policies. This investment was accounted for using the equity method of accounting with our share of the net income reported in “Loss from equity investments” in the consolidated statements of comprehensive loss and the investment reported in “Investment in unconsolidated subsidiary” in the consolidated balance sheets. On September 3, 2019, we sold our aggregate 40% interest in Ashtead to the majority owners of Ashtead. As of December 31, 2020, we have no investments in unconsolidated subsidiaries. Refer to Note 4 Dispositions for further discussion.
Use of estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.
In the preparation of these consolidated financial statements, estimates and assumptions have been made by management including, among others, an assessment of percentage of completion of projects based on costs to complete contracts, the selection of useful lives of tangible and intangible assets, expected future cash flows from long lived assets to support impairment tests, provisions necessary for trade receivables, amounts of deferred taxes and income tax contingencies. Actual results could differ from these estimates.
The financial reporting of contracts depends on estimates, which are assessed continually during the term of those contracts. The amounts of revenues and income recognized are subject to revisions as the contract progresses to completion and changes in estimates are reflected in the period in which the facts that give rise to the revisions become known. Additional information that enhances and refines the estimating process that is obtained after the

Forum Energy Technologies, Inc. and subsidiaries
Notes to consolidated financial statements (continued)
balance sheet date, but before issuance of the consolidated financial statements, is reflected in the consolidated financial statements.
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
The change in amounts of the allowance for doubtful accounts during the two year period ended December 31, 2020 is as follows (in thousands):

Period ended	Balance at beginning of period	Charged to expense	Deductions or other	Balance at end of period
December 31, 2019	7,432	3,152	(1,536)	9,048
December 31, 2020	9,048	1,127	(958)	9,217
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
For the years ended December 31, 2020 and 2019, we recognized inventory write downs totaling $100.8 million and $10.3 million, respectively. These charges are all included in “Cost of sales” in the consolidated statements of comprehensive loss. See Note 5 Inventories for further information related to these charges.
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

Forum Energy Technologies, Inc. and subsidiaries
Notes to consolidated financial statements (continued)
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
For the years ended December 31, 2020 and 2019, we recognized property and equipment impairment charges totaling $15.1 million and $7.9 million, respectively, which are included in “Impairments of goodwill, intangible assets, property and equipment” in the consolidated statements of comprehensive loss. See Note 8 Impairments of Goodwill and Long Lived Assets for further information related to these charges.
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
Lease Obligations
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
Our lease portfolio primarily consists of operating leases for certain manufacturing facilities, warehouses, service facilities, office spaces, equipment and vehicles. Operating lease Right of Use (“ROU”) assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments at the commencement date. As most of our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at the commencement date in determining the present value of future payments. Our leases have remaining terms of 1 year to 13 years and may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. The operating lease ROU assets also include any upfront lease payments made and exclude lease incentives and initial direct costs incurred. Lease expense for operating leases is recognized on a straight-line basis over the lease term.
We review lease ROU assets for potential impairment whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable. In performing the review for impairment, future cash flows expected to result from the use of the asset and its eventual disposal are estimated. If the undiscounted future cash flows are less than the carrying amount of the assets, there is an indication that the asset may be impaired. The amount of the impairment is measured as the difference between the carrying value and the estimated fair value of the asset. The fair value is determined by means of an analysis of discounted future cash flows based on expected utilization.
For the years ended December 31, 2020 and 2019, we recognized impairments of operating lease assets totaling $15.4 million and $2.4 million, respectively, which are included in “Cost of Sales” and “Selling, general and administrative expenses” in the consolidated statements of comprehensive loss. See Note 8 Impairments of Goodwill and Long Lived Assets for further information related to these charges.

Forum Energy Technologies, Inc. and subsidiaries
Notes to consolidated financial statements (continued)
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
For the year ended December 31, 2019, we recognized goodwill impairment charges totaling $471.0 million which is included in “Impairments of goodwill, intangible assets, property and equipment” in the consolidated statements of comprehensive loss. See Note 8 Impairments of Goodwill and Long Lived Assets for further information related to these charges. Following the goodwill impairment charges recognized in the third quarter of 2019, there is no remaining goodwill balance for any of our reporting units.
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
For the years ended December 31, 2020 and 2019, we recognized intangible asset impairment charges totaling $5.3 million and $53.5 million, respectively, which are included in “Impairments of goodwill, intangible assets, property and equipment” in the consolidated statements of comprehensive loss. See Note 8 Impairments of Goodwill and Long Lived Assets for further information related to these charges.
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
Revenue from goods transferred to customers at a point in time accounted for 93% of revenues for the year ended December 31, 2020. The majority of this revenue is product sales, which are generally recognized when items are shipped from our facilities and title passes to the customer. The amount of revenue recognized for products is adjusted for expected returns, which are estimated based on historical data.
Revenue from goods transferred to customers over time accounted for 7% of revenues for the year ended December 31, 2020, which is related to certain contracts in our Subsea and Production Equipment product lines. Recognition over time for these contracts is supported by our assessment of the products supplied as having no alternative use to us and by clauses in the contracts that provide us with an enforceable right to payment for performance completed to date. We use the cost-to-cost method to measure progress for these contracts because it best depicts the transfer of assets to the customer which occurs as costs are incurred on the contract. The amount of revenue recognized is calculated based on the ratio of costs incurred to-date compared to total estimated costs which requires management to calculate reasonably dependable estimates of total contract costs. Whenever revisions of estimated contract costs and contract values indicate that the contract costs will exceed estimated revenues, thus creating a loss, a provision for the total estimated loss is recorded in that period. We recognize revenue and cost of sales each period based upon the advancement of the work-in-progress unless the stage of completion is insufficient to enable a reasonably certain forecast of profit to be established. In such cases, no profit is recognized during the period.
Accounting estimates during the course of projects may change, primarily related to our remotely operated vehicles (“ROVs”) which may take longer to manufacture. The effect of such a change, which can be upward as well as

Forum Energy Technologies, Inc. and subsidiaries
Notes to consolidated financial statements (continued)
downward, is accounted for in the period of change, and the cumulative income recognized to date is adjusted to reflect the latest estimates. These revisions to estimates are accounted for on a prospective basis.
Contracts are sometimes modified to account for changes in product specifications or requirements. Most of our contract modifications are for goods and services that are not distinct from the existing contract. As such, these modifications are accounted for as if they were part of the existing contract, and therefore, the effect of the modification on the transaction price and our measure of progress for the performance obligation to which it relates is recognized as an adjustment to revenue on a cumulative catch-up basis. No adjustment to any one contract was material to our consolidated financial statements for the years ended December 31, 2020 and 2019.
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
Disaggregated Revenue. Refer to Note 18 Business Segments for disaggregated revenue by product line and geography.
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
Concentration of credit risk
Trade accounts receivable are financial instruments which potentially subject the Company to credit risk. Trade accounts receivable consist of uncollateralized receivables from domestic and international customers. For the years ended December 31, 2020 and 2019, no one customer accounted for 10% or more of the total revenue or 10% or more of the total accounts receivable balance at the end of the respective period.
Stock based compensation
We measure all stock based compensation awards at fair value on the date they are granted to employees and directors, and recognize compensation cost over the requisite service period for awards with only a service condition, and over a graded vesting period for awards with service and performance or market conditions.
The fair value of stock based compensation awards with market conditions is measured using a Monte Carlo Simulation model and, in accordance with Accounting Standards Codification Topic 718, is not adjusted based on actual achievement of the performance goals. The Black-Scholes option pricing model is used to measure the fair value of options. Forfeitures are accounted for as they occur.
Income taxes
We follow the liability method of accounting for income taxes. Under this method, deferred income tax assets and liabilities are determined based upon temporary differences between the carrying amounts and tax bases of our assets and liabilities at the balance sheet date, and are measured using enacted tax rates and laws that will be in effect when the differences are expected to reverse. The effect on deferred tax assets and liabilities of a change in the tax rates is recognized in income in the period in which the change occurs. We record a valuation allowance in each reporting period when management believes that it is more likely than not that any deferred tax asset created will not be realized. See Note 11 Income Taxes for more information on valuation allowances recognized.
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
For the financial assets and liabilities disclosed at fair value, fair value is determined as the exit price, or the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The established fair value hierarchy divides fair value measurement into three broad levels:
•Level 1 - inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date;
•Level 2 - inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly; and
•Level 3 - inputs are unobservable for the asset or liability, which reflect the best judgment of management.
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
Accounting Standards Adopted in 2020
Financial Instruments—Credit Losses. In June 2016, the FASB issued ASU No. 2016-13 Financial Instruments—Credit Losses (Topic 326), which introduced an expected credit loss methodology for the impairment of financial assets measured at amortized cost basis. It requires an entity to estimate credit losses expected over the life of an exposure based on historical information, current information, and reasonable and supportable forecasts, including estimates of prepayments. The amendments affect loans, debt securities, trade receivables, net investments in leases, off-balance-sheet credit exposures, reinsurance receivables, and any other financial assets not excluded from the scope that have the contractual right to receive cash. We adopted this new standard as of January 1, 2020. The adoption of this standard resulted in a noncash cumulative effect adjustment to increase our allowance for doubtful accounts and increase our retained deficit by $1.4 million. The new standard did not materially affect our consolidated statements of comprehensive loss for the year ended December 31, 2020.
Accounting for Implementation Costs Related to a Cloud Computing Arrangement. In August 2018, the FASB issued ASU No. 2018-15 Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract. This new guidance aligns the requirements for capitalizing implementation costs incurred by an entity related to a cloud computing arrangement with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. Accordingly, this guidance requires an entity to capitalize certain implementation costs incurred and then amortize them over the term of the cloud hosting

Forum Energy Technologies, Inc. and subsidiaries
Notes to consolidated financial statements (continued)
arrangement. Furthermore, this guidance also requires an entity to present the expense, cash flows, and capitalized implementation costs in the same financial statement line items as the associated hosting service. We adopted this new standard as of January 1, 2020. The adoption of this new standard did not have a material impact on our condensed consolidated financial statements.
Fair Value Measurement Disclosure. In August 2018, the FASB issued ASU No. 2018-13 Fair Value Measurement (Topic 820) - Disclosure Framework - Changes to the Disclosure Requirement for Fair Value Measurement. This new guidance eliminated, modified and added certain disclosure requirements related to fair value measurements. We adopted this new standard as of January 1, 2020. This new standard did not have a material impact on our condensed consolidated financial statements.
Subsidiary Guarantees. In March 2020, the SEC adopted amendments to the financial disclosure requirements applicable to registered debt offerings that include credit enhancements, such as subsidiary guarantees, in Rule 3-10 of Regulation S-X. The amended rule focuses on providing material, relevant and decision-useful information regarding guarantees and other credit enhancements, while eliminating certain prescriptive requirements. We adopted these amendments in 2020. Accordingly, combined summarized financial information has been presented only for the issuers and guarantors of our registered securities. In addition, the previous disclosures have been removed from the Notes to Condensed Consolidated Financial Statements and the new required disclosures are included in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
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
Convertible Debt. In August 2020, the FASB issued ASU No. 2020-06 Accounting for Convertible Instruments and Contracts in an Entity's Own Equity. This update reduces the number of accounting models for convertible debt instruments resulting in fewer embedded conversion features being separately recognized from the host contract as compared with current GAAP. Convertible instruments that continue to be subject to separation models are (1) those with embedded conversion features that are not clearly and closely related to the host contract, that meet the definition of a derivative, and that do not qualify for a scope exception from derivative accounting and (2) convertible debt instruments issued with substantial premiums for which the premiums are recorded as paid-in-capital. In addition, this update also makes targeted changes to the disclosures for convertible instruments and earnings-per-share guidance. This guidance may be adopted through either a modified retrospective or fully retrospective method of transition and will take effect for public companies with fiscal years, and interim periods within those fiscal years, beginning after December 15, 2021. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years, and must be adopted as of the beginning of the Company's fiscal year. We are currently evaluating the impact of this new guidance. However, we currently expect that the adoption of this guidance will not have a material impact on our consolidated financial statements.

3. Revenues
Disaggregated Revenue
Refer to Note 18 Business Segments for disaggregated revenue by product line and geography.
Contract Balances
The following table reflects the changes in our contract assets and contract liabilities balances for the year ended December 31, 2020:

	December 31, 2020	December 31, 2019	Increase / (Decrease)
			$	%
Accrued revenue	$1,687	$1,260
Costs and estimated profits in excess of billings	8,516	4,104
Contract assets	$10,203	$5,364	$4,839	90%

Deferred revenue	$7,863	$4,877
Billings in excess of costs and profits recognized	1,817	5,911
Contract liabilities	$9,680	$10,788	$(1,108)	(10)%
During the year ended December 31, 2020, our contract assets increased by $4.8 million and our contract liabilities decreased by $1.1 million primarily due to the timing of billings on large projects in our Subsea Technologies product line.
During the year ended December 31, 2020, we recognized revenue of $9.3 million that was included in the contract liability balance at the beginning of the period.
Substantially all of our contracts are less than one year in duration. As such, we have elected to apply the practical expedient which allows an entity to exclude disclosures about its remaining performance obligations if the performance obligation is part of a contract that has an original expected duration of one year or less.
4. Dispositions
2020 Disposition of ABZ and Quadrant Valves
On December 31, 2020, we sold certain assets of our ABZ and Quadrant valve brands for cash consideration of $104.6 million. This transaction was accounted for as a disposition of a business. We recognized a gain on disposition of $88.4 million based on the difference in cash received less $15.0 million of net book value of assets sold and a $1.2 million accrued liability for an estimated working capital settlement. Pro forma results of operations for this disposition have not been presented because the effects were not material to the consolidated financial statements.
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

Forum Energy Technologies, Inc. and subsidiaries
Notes to consolidated financial statements (continued)
5. Inventories
The Company’s significant components of inventory at December 31, 2020 and 2019 were as follows (in thousands):

	December 31, 2020	December 31, 2019
Raw materials and parts	$151,531	$172,083
Work in process	15,946	29,972
Finished goods	229,212	278,660
Gross inventories	396,689	480,715
Inventory reserve	(144,942)	(66,075)
Inventories	$251,747	$414,640
The change in the amounts of the inventory reserve during the two year period ended December 31, 2020 is as follows (in thousands):

Period ended	Balance at beginning of period	Charged to expense	Deductions or other	Balance at end of period
December 31, 2019	75,587	10,324	(19,836)	$66,075
December 31, 2020	66,075	100,794	(21,927)	$144,942
The $100.8 million charged to expense during the year ended December 31, 2020 includes significant write downs of inventory related to the Company’s decision to discontinue certain products and other changes to sourcing and manufacturing strategies.
6. Property and Equipment
Property and equipment consists of the following (in thousands):

	Estimated useful lives	December 31,
		2020	2019
Land		$8,476	$9,870
Buildings and leasehold improvements	5-30	93,645	103,383
Computer equipment	3-5	44,607	55,941
Machinery & equipment	5-10	148,019	166,123
Furniture & fixtures	3-10	6,275	6,731
Vehicles	3-5	3,835	5,382
Right of use assets - finance leases	2-6	3,823	2,528
Construction in progress		968	3,663
		309,648	353,621
Less: accumulated depreciation		(196,293)	(199,210)
Property and equipment, net		113,355	154,411

Rental equipment	3-10	3,830	3,779
Less: accumulated depreciation		(3,517)	(3,354)
Rental equipment, net		313	425

Total property and equipment, net		$113,668	$154,836
Depreciation expense was $24.5 million and $30.6 million for the years ended December 31, 2020 and 2019, respectively.

Forum Energy Technologies, Inc. and subsidiaries
Notes to consolidated financial statements (continued)
For the years ended December 31, 2020 and 2019, we recognized property and equipment impairment charges totaling $15.1 million and $7.9 million, respectively, which are included in “Impairments of goodwill, intangible assets, property and equipment” in the consolidated statements of comprehensive loss. See Note 8 Impairments of Goodwill and Long Lived Assets for further information related to these charges.
7. Intangible Assets
At December 31, 2020 and 2019, intangible assets consisted of the following, respectively (in thousands):

	December 31, 2020
	Gross carrying amount	Accumulated amortization	Net intangibles	Amortization period (in years)
Customer relationships	$272,470	$(121,294)	$151,176	10 - 15
Patents and technology	89,626	(24,440)	65,186	5 - 19
Non-compete agreements	190	(137)	53	2 - 6
Trade names	42,984	(22,941)	20,043	7 - 19
Trademark	5,089	(1,103)	3,986	15
Intangible Assets Total	$410,359	$(169,915)	$240,444

	December 31, 2019
	Gross carrying amount	Accumulated amortization	Net intangibles	Amortization period (in years)
Customer relationships	$281,052	$(110,410)	$170,642	10 - 15
Patents and technology	92,498	(20,819)	71,679	5 - 19
Non-compete agreements	190	(100)	90	2 - 6
Trade names	43,284	(21,015)	22,269	7 - 19
Distributor relationships	22,160	(18,866)	3,294	15 - 22
Trademark	5,089	(763)	4,326	15
Intangible Assets Total	$444,273	$(171,973)	$272,300
Intangible assets with definite lives are tested for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. For the years ended December 31, 2020 and 2019, we recognized intangible asset impairment charges totaling $5.3 million and $53.5 million, respectively, which are included in “Impairments of goodwill, intangible assets, property and equipment” in the consolidated statements of comprehensive loss. See Note 8 Impairments of Goodwill and Long Lived Assets for further information related to these charges.
Amortization expense was $26.5 million and $32.6 million for the years ended December 31, 2020 and 2019, respectively. The estimated future amortization expense for the next five years is as follows (in thousands):

Year ending December 31,	Amount
2021	$25,533
2022	24,647
2023	24,035
2024	22,658
2025	21,412
8. Impairments of Goodwill and Long Lived Assets
During the third quarter of 2019, there was a significant decline in the quoted market prices of our common stock and a continued decline in U.S. onshore drilling and completions activity, which led us to evaluate all of our reporting units for a triggering event as of September 30, 2019. Upon evaluation, we considered these developments to be a triggering event that required us to update our goodwill impairment evaluation and review long-lived assets for all reporting units as of September 30, 2019.

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
During the year ended December 31, 2020, the COVID-19 pandemic and associated preventative actions taken around the world to mitigate its spread caused oil demand to deteriorate and economic activity to decrease. As a result, oil prices declined significantly during the period and created an extremely challenging market for all sub-sectors of the oil and natural gas industry. In addition, responses to the spread of COVID-19, including significant government restrictions on movement, have driven sharp declines in global economic activity.
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
Following is a summary of impairment charges recognized (in thousands) in our Drilling & Downhole (“D&D”), Completions (“C”), Production (“P”), and Corporate (“Corp”) segments:

	Twelve Months Ended December 31, 2020					Twelve Months Ended December 31, 2019
Impairments of:	D&D	C	P	Corp	Total	D&D	C	P	Total
Goodwill (1)	$—	$—	$—	$—	$—	$191,485	$260,238	$19,287	$471,010
Intangible assets (1)	5,257	—	—	—	5,257	—	48,241	5,230	53,471
Property and equipment (1)	1,069	9,608	4,460	—	15,137	5,200	2,655	—	7,855
Operating lease right of use assets (2)	5,366	6,140	2,366	1,498	15,370	1,525	684	155	2,364
Total impairments	$11,692	$15,748	$6,826	$1,498	$35,764	$198,210	$311,818	$24,672	$534,700
(1) These charges are included in Impairments of goodwill, intangible assets, property and equipment in the condensed consolidated statements of comprehensive loss.
(2) For the years ended December 31, 2020 and 2019, $10.8 million and $1.3 million, respectively, of these charges are included in Cost of sales, while $4.5 million and $1.1 million, respectively, are included in Selling, general and administrative expenses in the condensed consolidated statements of comprehensive loss.

Forum Energy Technologies, Inc. and subsidiaries
Notes to consolidated financial statements (continued)
9. Debt
Notes payable and lines of credit as of December 31, 2020 and 2019 consisted of the following (in thousands):

	December 31, 2020	December 31, 2019
2021 Notes	$—	$400,000
2025 Notes	316,863	—
Unamortized debt premium (discount)	(30,248)	770
Debt issuance cost	(7,318)	(3,232)
Senior secured revolving credit facility	13,126	—
Other debt	2,272	2,041
Total debt	294,695	399,579
Less: current maturities	(1,322)	(717)
Long-term debt	$293,373	$398,862
2021 Notes
As of December 31, 2020, no 2021 Notes remained outstanding.
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
During the first half of 2020, we repurchased an aggregate $71.9 million principal amount of our 2021 Notes for $27.7 million and recognized a net gain of $43.8 million, reflecting the difference in the amount paid and the net carrying value of the extinguished debt, including debt issuance costs and unamortized debt premium. In the third quarter of 2020, we exchanged $315.5 million principal amount of the remaining 2021 Notes for new 2025 Notes as discussed further below. In the fourth quarter of 2020, we redeemed the remaining $12.6 million principal amount of 2021 Notes at par.
2025 Notes
In August 2020, we exchanged $315.5 million principal amount of the 2021 Notes for new 9.00% convertible secured notes due August 2025 (the “2025 Notes”). This transaction was accounted for as an extinguishment of the 2021 Notes with the new 2025 Notes recorded at fair value on the transaction date. We estimated the fair value of the 2025 Notes to be $282.6 million at the issuance date, resulting in a $32.9 million discount (“Debt Discount”) at issuance. As a result, we recognized a $28.7 million gain on extinguishment of debt that reflects the difference in the $314.8 million net carrying value of the 2021 Notes exchanged, including debt issuance costs and unamortized debt premium, less the $282.6 million estimated fair value of 2025 Notes and a $3.5 million early participation fee paid to bondholders that participated in the exchange. The Debt Discount is being amortized as non-cash interest expense over the term of the 2025 Notes using the effective interest method.
The 2025 Notes pay interest at the rate of 9.00%, of which 6.25% will be payable in cash and 2.75% will be payable in cash or additional notes, at the Company’s option. In the fourth quarter 2020, we elected to pay $1.4 million of accrued interest as additional notes. The 2025 Notes are secured by a first lien on substantially all of the Company’s assets, except for Credit Facility priority collateral, which secures the 2025 Notes on a second lien basis. A portion of the 2025 Notes, initially equal to $150.0 million total principal amount, is mandatorily convertible into shares of our common stock at a conversion rate of 37.0370 shares per $1,000 principal amount of 2025 Notes converted, equivalent to a conversion price of $27.00 per share, subject, however, to the condition that the average of the daily trading prices for the common stock over the preceding 20-trading day period is at least $30.00 per share. Holders of the 2025 Notes also have optional conversion rights in the event that the Company elects to redeem the 2025 Notes in cash and at the final maturity of the new notes. Any interest that the Company elects to pay in additional notes are also subject to the mandatory and optional conversion rights.

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
Availability under the Credit Facility is subject to a borrowing base calculated by reference to eligible accounts receivable in the U.S., Canada and certain other jurisdictions (subject to a cap) and eligible inventory in the U.S. and Canada. Such eligible accounts receivable and eligible inventory serve as priority collateral for the Credit Facility, which is also secured on a second lien basis by substantially all of the Company's other assets. The amount of eligible inventory included in the borrowing base is restricted to the lesser of $130.0 million (subject to a quarterly reduction of $0.5 million that started on October 1, 2020) and 80.00% of the total borrowing base. Our borrowing capacity under the Credit Facility could be reduced or eliminated, depending on future fluctuations in our receivables and inventory. As of December 31, 2020, our total borrowing base was $139.2 million, of which $13.1 million was drawn and $15.6 million was used for security of outstanding letters of credit, resulting in remaining availability of $110.5 million.
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
The weighted average interest rate under the Credit Facility was approximately 2.65% for the year ended December 31, 2020.
The Credit Facility also provides for a commitment fee in the amount of (a) 0.375% on the unused portion of commitments if average usage of the Credit Facility is greater than 50% and (b) 0.500% on the unused portion of commitments if average usage of the Credit Facility is less than or equal to 50%.
The Credit Facility is currently scheduled to mature on October 30, 2022. If excess availability under the Credit Facility falls below the greater of 12.5% of the borrowing base and $31.3 million, we will be required to maintain a fixed charge coverage ratio of at least 1.00:1.00 as of the end of each fiscal quarter until excess availability under the Credit Facility exceeds such thresholds for at least 60 consecutive days. Furthermore, the Credit Facility includes an obligation to prepay outstanding loans with cash on hand in excess of certain thresholds and includes a cross-default to the 2025 Notes.
Other debt
Other debt consists primarily of various finance leases of equipment.
Deferred loan costs
The Company has incurred loan costs that have been deferred and are amortized to interest expense over the term of the 2025 Notes and the Credit Facility. During the year ended December 31, 2020, we capitalized a total of $9.7 million of deferred loan costs related to the exchange of the 2021 Notes. In the first quarter of 2020, we wrote-off $2.0 million of deferred loan costs for the termination of previous discussions related to a potential exchange offer for our 2021 Notes. In the third quarter of 2020, we wrote off $0.3 million of deferred loan costs related to amending our Credit Facility to, among other things, reduce the size of the commitments from $300.0 million to $250.0 million. Approximately $1.8 million and $1.9 million of deferred loan costs were amortized to interest expense for the years ended December 31, 2020 and 2019, respectively.

Forum Energy Technologies, Inc. and subsidiaries
Notes to consolidated financial statements (continued)
Future principal payments under long-term debt for each of the years ending December 31 are as follows (in thousands):

2021	$1,322
2022	14,018
2023	96
2024	20
2025	316,869
Thereafter	—
Total future payment	$332,325
Add: Unamortized debt premium	(30,248)
Less: Debt issuance cost	(7,318)
Less: present value discount on finance leases	$(64)
Total debt	$294,695

10. Leases
Our lease portfolio primarily consists of operating leases for certain manufacturing facilities, warehouses, service facilities, office spaces, equipment and vehicles. The following table summarizes the supplemental balance sheet information related to leases as of December 31, 2020 and 2019 (in thousands):

		As of
	Classification	December 31, 2020	December 31, 2019
Assets
Operating lease assets	Operating lease assets	$31,520	$48,682
Finance lease assets	Property and equipment, net of accumulated depreciation	2,464	2,085
Total lease assets		$33,984	$50,767
Liabilities
Current
Operating	Accrued liabilities	$11,974	$12,538
Finance	Current portion of long-term debt	1,322	717
Noncurrent
Operating	Operating lease liabilities	$44,536	49,938
Finance	Long-term debt, net of current portion	950	$1,324
Total lease liabilities		$58,782	$64,517

Forum Energy Technologies, Inc. and subsidiaries
Notes to consolidated financial statements (continued)
The following table summarizes the components of lease expenses for the twelve months ended December 31, 2020 (in thousands):

		Twelve Months Ended December 31,
Lease Cost	Classification	2020	2019
Operating lease cost	Cost of sales and Selling, general and administrative expenses	$8,439	$13,675
Finance lease cost
Amortization of leased assets	Selling, general and administrative expenses	932	445
Interest on lease liabilities	Interest expense	155	81
Sublease income	Cost of sales and Selling, general and administrative expenses	(2,001)	(1,635)
Net lease cost		$7,525	$12,566
The maturities of lease liabilities as of December 31, 2020 are as follows (in thousands):

	Operating Leases	Finance Leases	Total
2021	$14,950	$1,322	$16,272
2022	13,243	892	14,135
2023	8,065	96	8,161
2024	6,683	20	6,703
2025	6,074	6	6,080
Thereafter	20,940	—	20,940
Total lease payments	69,955	2,336	72,291
Less: present value discount	(13,445)	(64)	(13,509)
Present value of lease liabilities	$56,510	$2,272	$58,782
The following table summarizes the weighted-average remaining lease term and weighted average discount rates related to leases as of December 31, 2020:

Lease Term and Discount Rate	December 31, 2020	December 31, 2019
Weighted-average remaining lease term (years)
Operating leases	6.6 years	6.8 years
Financing leases	1.8 years	2.8 years
Weighted-average discount rate
Operating leases	6.58%	6.58%
Financing leases	6.58%	6.58%

Forum Energy Technologies, Inc. and subsidiaries
Notes to consolidated financial statements (continued)
The following table summarizes the supplemental cash flow information related to leases as of December 31, 2020:

	Twelve Months Ended December 31,
	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$11,038	$12,679
Operating cash flows from finance leases	80	81
Financing cash flows from finance leases	$1,179	$1,197
Noncash activities from adoption of ASC 842 as of January 1, 2019
Prepaid expenses and other current assets	n/a	$(884)
Operating lease assets	n/a	54,069
Operating lease liabilities	n/a	64,506
Accrued liabilities	n/a	(11,321)
11. Income Taxes
The components of loss before income taxes for the years ended December 31, 2020 and 2019 are as follows (in thousands):

	2020	2019
U.S.	$(106,785)	$(532,363)
Non-U.S.	(2,985)	(36,508)
Loss before income taxes	$(109,770)	$(568,871)
The components of income tax benefit for the years ended December 31, 2020 and 2019 are as follows (in thousands):

	2020	2019
Current
U.S. federal and state	$(17,219)	$(1,423)
Non-U.S.	4,487	12,594
Total current	(12,732)	11,171
Deferred
U.S. federal and state	723	3,580
Non-U.S.	(872)	(16,565)
Total deferred	(149)	(12,985)
Income tax benefit	$(12,881)	$(1,814)

Forum Energy Technologies, Inc. and subsidiaries
Notes to consolidated financial statements (continued)
The reconciliation between the actual provision for income taxes and that computed by applying the U.S. statutory rate to loss before income taxes are outlined below (in thousands):

	2020		2019
Income tax benefit at the statutory rate	$(23,052)	(21.0)%	$(119,463)	(21.0)%
State taxes, net of federal tax benefit	(4,190)	(3.8)%	(5,846)	(1.0)%
Non-U.S. operations	625	0.6%	(4,023)	(0.7)%
Domestic incentives	(264)	(0.2)%	(633)	(0.1)%
Prior year federal, non-U.S. and state tax	(1,827)	(1.7)%	257	—%
Nondeductible expenses	2,053	1.9%	348	0.1%
Goodwill impairment	—	—%	27,244	4.8%
U.S. CAREs Act	(15,981)	(14.6)%	—	—%
Valuation allowance	25,349	23.1%	98,900	17.4%
Other	4,406	4.0%	1,402	0.2%
Income tax benefit	$(12,881)	(11.7)%	$(1,814)	(0.3)%
Our effective tax rate was (11.7)% and (0.3)% for the years ended December 31, 2020 and 2019, respectively.
For the year ended December 31, 2020, we recognized a $16.0 million benefit related to a carryback claim for U.S. federal tax losses based on provisions in the U.S. Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) which was signed into law on March 27, 2020. The CARES Act provided relief to corporate taxpayers by permitting a five-year carryback of 2018-2020 NOLs, increased the 30% limitation on interest expense deductibility to 50% of adjusted taxable income for 2019 and 2020, and accelerated refunds for minimum tax credit carryforwards, among other provisions. The tax effects of changes in tax laws are recognized in the period in which the law is enacted.
The tax benefit for the year ended December 31, 2020 includes an increase in our valuation allowance of $25.3 million consisting of a full valuation allowance against our deferred tax assets in the U.S., U.K., Germany, Singapore, China and Saudi Arabia as further described below under the primary components of deferred taxes.

Forum Energy Technologies, Inc. and subsidiaries
Notes to consolidated financial statements (continued)
The primary components of deferred taxes include (in thousands):

	2020	2019
Deferred tax assets
Reserves and accruals	$14,917	$4,590
Operating lease liabilities	3,097	14,912
Inventory	37,784	16,429
Stock awards	2,180	5,185
Net operating loss and other tax carryforwards	53,781	83,325
Goodwill and intangible assets	39,381	45,528
Fair value discount on 2025 Notes	30,564	—
Other	931	1,150
Gross deferred tax assets	182,635	171,119
Valuation allowance	(167,287)	(152,795)
Total deferred tax assets	15,348	18,324
Deferred tax liabilities
Property and equipment	(6,861)	(7,733)
Operating lease assets	(6,818)	(12,006)
Prepaid expenses and other	(3,519)	(396)
Total deferred tax liabilities	(17,198)	(20,135)
Net deferred tax liabilities	$(1,850)	$(1,811)
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
At December 31, 2020, we had $128.0 million of U.S. net operating loss carryforwards and $7.5 million of state net operating losses. Of these losses, $92.4 million will expire no later than 2037 if they are not utilized prior to that date. The remaining $43.1 million will not expire. We also had $170.5 million of non-U.S. net operating loss carryforwards with indefinite expiration dates. The ultimate realization of income tax benefits for these net operating loss carryforwards depends on our ability to generate sufficient taxable income in the respective taxing jurisdictions. Where we have unrecognized tax benefits in jurisdictions with existing net operating losses, we utilize the unrecognized tax benefits as a source of income to offset such losses. We do not anticipate being able to fully utilize all of the losses prior to their expiration in the following jurisdictions: the U.S, the U.K, Germany, Singapore, China and Saudi Arabia.
During 2020, we recognized $25.3 million of tax expense related to the increase in our valuation allowance provided against our deferred tax assets to write down our deferred tax assets in these jurisdictions to what is more likely than not realizable. We increased our valuation allowance related to our U.S. and foreign deferred tax assets by $21.1 million and $4.2 million, respectively. In making such a determination for each of these jurisdictions, we considered all available positive and negative evidence, including our recent history of pretax losses over the prior three year period, the goodwill and intangible asset impairments for various reporting units, the future reversals of existing taxable temporary differences, the projected future taxable income or loss, including the effect of U.S. tax reform, and tax-planning.
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
We file income tax returns in the U.S. as well as in various states and non-U.S. jurisdictions. With few exceptions, we are no longer subject to income tax examination by tax authorities in these jurisdictions prior to 2014.

Forum Energy Technologies, Inc. and subsidiaries
Notes to consolidated financial statements (continued)
We account for uncertain tax positions in accordance with guidance in Accounting Standards Codification Topic 740, which prescribes the minimum recognition threshold a tax position taken or expected to be taken in a tax return is required to meet before being recognized in the financial statements. A reconciliation of the beginning and ending amount of uncertain tax positions is as follows (in thousands):

Balance at January 1, 2020	$14,566
Additional based on tax positions related to prior years	—
Additional based on tax positions related to current year	1,771
Reduction based on tax positions related to prior years	(2,158)
Settlement with tax authorities	(469)
Lapse of statute of limitations	(1,328)
Balance at December 31, 2020	12,382
The total amount of unrecognized tax benefits at December 31, 2020 was $12.4 million, of which it is reasonably possible that $6.1 million could be settled during the next twelve-month period as a result of the conclusion of various tax audits or due to the expiration of the applicable statute of limitations. We estimate that $12.4 million of the unrecognized tax benefits at December 31, 2020, excluding consideration of valuation allowance, would impact our future effective income tax rate, if recognized.
We recognize interest and penalties related to uncertain tax positions within the provision for income taxes in the consolidated statements of comprehensive loss. As of December 31, 2020 and 2019, we had accrued approximately $1.4 million and $1.2 million in interest and penalties, respectively. During the years ended December 31, 2020 and 2019, we recognized no material change in the interest and penalties related to uncertain tax positions.
12. Fair Value Measurements
At December 31, 2020 the Company had $13.1 million outstanding under the Credit Facility, and at December 31, 2019, the Company had no balance outstanding under the Credit Facility. The Credit Facility incurs interest at a variable interest rate and therefore, the carrying amount approximates fair value. The fair value of the debt is classified as a Level 2 measurement because interest rates charged are similar to other financial instruments with similar terms and maturities.
The fair value of the Company’s Senior Notes is estimated using Level 2 inputs in the fair value hierarchy and is based on quoted prices for those or similar instruments. At December 31, 2020, the fair value and the carrying value of the Company’s 2025 Notes approximated $200.3 million and $279.3 million, respectively. At December 31, 2019, the fair value and the carrying value of the Company’s 2021 Notes approximated $354.0 million and $397.5 million, respectively.
There were no other significant outstanding financial instruments as of December 31, 2020 and 2019 that required measuring the amounts at fair value on a recurring basis. The Company did not change its valuation techniques associated with recurring fair value measurements from prior periods. and there were no transfers between levels of the fair value hierarchy during the year ended December 31, 2020.

Forum Energy Technologies, Inc. and subsidiaries
Notes to consolidated financial statements (continued)
13. Commitments and Contingencies
Litigation
In the ordinary course of business, the Company is, and in the future, could be involved in various pending or threatened legal actions, some of which may or may not be covered by insurance. Management has reviewed such pending judicial and legal proceedings, the reasonably anticipated costs and expenses in connection with such proceedings, and the availability and limits of insurance coverage, and has established reserves that are believed to be appropriate in light of those outcomes that are believed to be probable and can be estimated. The reserves accrued at December 31, 2020 and 2019 are immaterial. In the opinion of management, the Company’s ultimate liability, if any, with respect to these actions is not expected to have a material adverse effect on the Company’s financial position, results of operations or cash flows.
Asbestos litigation
One of our subsidiaries has been named as one of many defendants in a number of product liability claims for alleged exposure to asbestos used in valves. These lawsuits are typically filed on behalf of plaintiffs who allege exposure to asbestos, against numerous defendants, often forty or more, who are alleged to have manufactured or distributed products containing asbestos. The injuries alleged by plaintiffs in these cases range from mesothelioma and other cancers to asbestosis. The earliest claims against our subsidiary were filed in New Jersey in 1998, and our subsidiary currently has active cases in Missouri, New Jersey, New York, Illinois and Delaware. These complaints do not typically include requests for a specific amount of damages. Our subsidiary acquired the trademark for the product line in question in 1985. To date, the claims against our subsidiary alleging illnesses due to asbestos have generally been based on products manufactured by the previous owner prior to 1985 that are alleged to have contained asbestos. Many claimants alleging illnesses due to asbestos sue on the basis of exposure prior to 1985, as by that date the hazards of asbestos exposure were well known and asbestos had begun to fall into disuse. Our subsidiary has been successful in obtaining dismissals in most lawsuits without any cash contribution including because the “successor liability” law in most states does not hold a purchaser in good faith liable for the actions of the seller prior to the acquisition date unless the purchaser contractually assumed the liabilities, which our subsidiary did not. There are exceptions to the successor liability doctrine in many states, so there are no assurances that our subsidiary will not be found liable for the actions of its predecessor. The law in other states on so called “successor liability” may be different or ambiguous in this regard, and could also expose our subsidiary to liability. Our subsidiary could also be found liable should a trier of fact reject our subsidiary’s position that it is not responsible for the alleged asbestos injuries. To date, asbestos claims have not had a material adverse effect on our business, financial condition, results of operations, or cash flow, as our annual out-of-pocket costs over the last five years has been less than $200,000. There were fewer than 25 new cases filed against our subsidiary in each of last two years, and a significant number of existing cases were dismissed, settled or otherwise disposed of over the last year. We currently have fewer than 150 lawsuits pending against this subsidiary. Our subsidiary has over $17 million in face amount of insurance per occurrence and over $23 million of aggregate primary insurance coverage. In addition, our subsidiary has over $950 million in face amount of excess coverage applicable to the claims. There can be no guarantee that all of this can be collected due to policy terms and conditions and insurer insolvencies in the past or in the future. In January 2011, we entered into an agreement with seven of our primary insurers under which they have agreed to pay 80% of the costs of handling and settling each asbestos claim against the affected subsidiary. The insurers’ portion of the settlements is funded by our aggregate primary limits, which are eroded only by settlements and not legal fees. Approximately $2.0 million in settlements has been paid by insurers and our subsidiary to date, with approximately $40,000 paid over the course of the last two years. Our subsidiary and the subscribing insurers have the right to withdraw from this agreement, but to date, no party has exercised this right or expressed an intent to do so.

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
Tenaris litigation
In October of 2017, one of our subsidiaries, Global Tubing, LLC, filed suit against Tenaris Coiled Tubes, LLC and Tenaris, S.A. (together “Tenaris”) in the United States District Court for the Southern District of Texas seeking a declaration that its DURACOILTM products do not infringe certain Tenaris patents related to coiled tubing. Tenaris filed counterclaims against Global Tubing alleging DURACOILTM products infringe three patents. Tenaris seeks unspecified damages and a permanent injunction. Global Tubing is vigorously defending itself and alleges the Tenaris patents are invalid and unenforceable. While Global Tubing believes that it will prevail on all claims, if Tenaris were to obtain a permanent injunction, Global Tubing may be barred from selling certain of its DURACOILTM products.
Operating leases
The Company has operating leases for warehouses, office space, manufacturing facilities and equipment. The leases generally require the Company to pay certain expenses including taxes, insurance, maintenance, and utilities. See Note 10 Leases for further information.
Letters of credit and guarantees
The Company executes letters of credit in the normal course of business to secure the delivery of product from specific vendors and also to guarantee the Company fulfilling certain performance obligations relating to certain large contracts. At December 31, 2020, the Company had $15.6 million in letters of credit outstanding.
14. Earnings Per Share
The reconciliation of basic and diluted earnings per share for each period presented was as follows (dollars and shares in thousands, except per share amounts):

	Year ended December 31,
	2020	2019
Net loss attributable to common stockholders	$(96,889)	$(567,057)

Basic - weighted average shares outstanding	5,577	5,505
Dilutive effect of stock options and restricted stock	—	—
Dilutive effect of convertible 2025 Notes	—	—
Diluted - weighted average shares outstanding	5,577	5,505

Loss per share
Basic	$(17.37)	$(103.01)
Diluted	$(17.37)	$(103.01)
For all periods presented, we excluded all potentially dilutive restricted shares and stock options in calculating diluted earnings per share as the effect was anti-dilutive due to net losses incurred for these periods.

Forum Energy Technologies, Inc. and subsidiaries
Notes to consolidated financial statements (continued)
15. Stockholders' Equity and Employee Benefit Plans
Employee benefit plans
We sponsor a 401(k) savings plan for U.S. employees and related savings plans for certain non-U.S. employees. These plans benefit eligible employees by allowing them the opportunity to make contributions up to certain limits. We contribute by matching a percentage of each employee’s contributions. In 2020, for certain plans, the Company temporarily suspended the matching of contributions. Subsequent to the closing of all acquisitions, employees of those acquired entities will generally be eligible to participate in the Company’s 401(k) savings plan. We also have the discretion to provide a profit sharing contribution to each participant depending on the Company’s performance for the applicable year. The expense under the Company’s plan was $2.3 million and $5.8 million for the years ended December 31, 2020 and 2019, respectively.
We have an Employee Stock Purchase Plan, which allows eligible employees to purchase shares of the Company’s common stock at six-month intervals through periodic payroll deductions at a price per share equal to 85.0% of the lower of the fair market value at the beginning and ending of the six-month intervals. At the beginning of 2020, this plan was suspended.
Reverse stock split
In order to bring the Company into compliance with the listing requirements of the New York Stock Exchange, our Board of Directors approved a 1-for-20 reverse stock split (the “Reverse Stock Split”) of the Company’s issued and outstanding shares of common stock, par value $0.01 per share, accompanied by a corresponding decrease in the Company’s authorized shares of common stock. The Company’s stockholders previously approved the Reverse Stock Split at the annual meeting of stockholders on May 12, 2020.
The effective time of the Reverse Stock Split was after market close on November 9, 2020, with the common stock trading on a post-split basis under the Company’s existing trading symbol, “FET,” at the market open on November 10, 2020. No fractional shares of common stock were issued as a result of the Reverse Stock Split. Instead, any stockholder who would have been entitled to a fractional share received a cash payment in lieu of such fractional shares.
Following the completion of the Reverse Stock Split, the number of authorized shares of common stock was reduced from 296,000,000 to 14,800,000. Unless otherwise indicated, the number of shares of common stock outstanding and per-share amounts in these consolidated financial statements and accompanying notes have been retroactively adjusted to reflect the effect of the Reverse Stock Split. The par value of our common stock remains at $0.01 per share.
16. Stock Based Compensation
FET stock based compensation plan
The following share and per-share information has been retroactively adjusted to reflect the effect of the 1-for-20 Reverse Stock Split. See Note 15. Stockholders' Equity and Employee Benefit Plans for further information.
In August 2010, we created the 2010 Stock Incentive Plan (the “2010 Plan”) to allow for employees, directors and consultants of the Company and its subsidiaries to maintain stock ownership in the Company through the award of stock options, restricted stock, restricted stock units, performance shares or any combination thereof. Under the terms of the 2010 Plan, a total of 925 thousand shares were authorized for awards.
In May 2016, we created a new 2016 Stock and Incentive Plan (the “2016 Plan”). Under the terms of the 2016 Plan, the aggregate number of shares that may be issued may not exceed the number of shares reserved but not issued under the 2010 Plan as of May 17, 2016, the effective date of the 2016 plan, a total of 285 thousand shares. No further awards will be made under the 2010 Plan after such date, and outstanding awards granted under the 2010 Plan shall continue to be outstanding. In May 2019, our stockholders approved to amend and restate the 2016 Plan (the “2016 Amended Plan”) to provide for an additional 145 thousand shares and revised certain terms thereof. In May 2020, our stockholders approved an amendment to the 2016 Amended Plan to provide for an additional 60 thousand shares. Approximately 218 thousand shares remained available under the 2016 Amended Plan for future grants as of December 31, 2020.
The total amount of stock based compensation expense recorded was approximately $9.8 million and $15.8 million for the years ended December 31, 2020 and 2019, respectively. As of December 31, 2020, the Company expects to

Forum Energy Technologies, Inc. and subsidiaries
Notes to consolidated financial statements (continued)
record stock based compensation expense of approximately $8.9 million over a weighted average remaining term of approximately one year. Future grants will result in additional compensation expense.
Stock options
The exercise price of each option is based on the fair market value of the Company’s stock at the date of grant. Options generally have a ten-year life and vest annually in equal increments over four years. Our policy for issuing stock upon a stock option exercise is to issue new shares. Compensation expense is recognized on a straight line basis over the vesting period. The following table provides additional information related to stock options:

2020 Activity	Number of shares (in thousands)	Weighted average exercise price	Remaining weighted average contractual life in years	Intrinsic value (in millions)
Beginning balance	269	$247.00	2.5	$—
Forfeited/expired	(174)	$186.31
Total outstanding	95	$358.31	3.5	$—
Options exercisable	92	$359.30	3.4	$—
The intrinsic value is the amount by which the fair value of the underlying share exceeds the exercise price of the stock option. No stock options were exercised in 2020 or 2019.
As of December 31, 2020 and 2019, the share price of the Company was less than the exercise price for all outstanding stock options. Therefore, the intrinsic value for stock options outstanding and exercisable were both zero. No stock options were granted in 2020 or 2019.
Restricted stock
Restricted stock generally vests over a three or four year period from the date of grant. The following table provides additional information related to our restricted stock:

2020 Activity	Restricted stock (shares in thousands)
Nonvested at beginning of year	10
Vested	(10)
Nonvested at the end of year	—
No restricted stock was granted during 2020. The weighted average grant date fair value of restricted stock granted during the year ended December 31, 2019 was $131.80 per share. The total grant date fair value of shares vested was $1.5 million and $1.5 million during 2020 and 2019, respectively.
Restricted stock units
Restricted stock units generally vest over a three or four year period from the date of grant. The following table provides additional information related to our restricted stock units:

2020 Activity	Restricted stock units (shares in thousands)
Nonvested at beginning of year	109
Granted	300
Vested	(52)
Forfeited	(26)
Nonvested at the end of year	331
Of the restricted stock units granted during 2020, 113 thousand shares vest ratably over three years, 163 thousand shares vest ratably over three years dependent upon achieving a minimum stock price of $14.20 for 20 trading days in each performance period, and 24 thousand shares cliff vest at the end of three years dependent upon achieving a minimum stock price of $30.00 for 20 consecutive trading days during the performance period.

Forum Energy Technologies, Inc. and subsidiaries
Notes to consolidated financial statements (continued)
The weighted average grant date fair value of the restricted stock units was $12.83 and $130.80 per share during the years ended December 31, 2020, and 2019, respectively. The total grant date fair value of units vested was $10.3 million and $11.8 million during 2020 and 2019, respectively.
Performance share awards
During 2020, we granted performance awards with service-vesting and market-vesting conditions that are payable in either cash or shares of the Company’s common stock. These awards may settle between zero and three times the award’s cash target amount. The award amount issued pursuant to the performance award agreements will be determined based on the total shareholder return of the Company’s common stock as compared to a group of peer companies measured over a three year performance period. As our intention is to settle the awards in cash, we will account for these as liability classified awards. As such, compensation expense will be recognized over the requisite three-year service period with subsequent changes in the estimated fair value of the award recognized as a cumulative adjustment to compensation cost in the period in which the change in estimate occurs.
Stock appreciation rights
In the fourth quarter of 2019, we granted stock appreciation rights with service-vesting and market-vesting conditions. The following table provides additional information related to our stock appreciation rights:

2020 Activity	Stock Appreciation Rights (in thousands)
Nonvested at beginning of year	318
Granted	—
Forfeited	(70)
Nonvested at the end of year	248
The grant date fair value of the stock appreciation rights was $3.86. The stock appreciation rights will vest on the third anniversary from the grant date if the average closing price of a share of our Common Stock over the twenty trading days prior to the third anniversary date (the “Ending Market Value”) is equal to or greater than $100.00. If vested, the stock appreciation rights will ultimately be settled for the difference between the Ending Market Value and the exercise price of $29.00. The stock appreciation rights, if vested, may be settled in stock or cash. If vested, we intend to settle the stock appreciation rights in stock.
17. Related Party Transactions
The Company has sold and purchased inventory, services and fixed assets to and from various affiliates of certain directors. The dollar amounts related to these related party activities are not significant to our consolidated financial statements.
18. Business Segments
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

Forum Energy Technologies, Inc. and subsidiaries
Notes to consolidated financial statements (continued)
Summary financial data by segment follows (in thousands):

	Year ended December 31,
	2020	2019
Revenue:
Drilling & Downhole	$216,836	$334,829
Completions	118,685	305,089
Production	177,510	320,996
Eliminations	(555)	(4,381)
Total revenue	$512,476	$956,533

Segment operating income (loss):
Drilling & Downhole	$(47,964)	$7,343
Completions	(97,304)	6,581
Production	(33,418)	7,802
Corporate	(30,012)	(28,928)
Total segment operating loss	(208,698)	(7,202)
Impairments of goodwill, intangible assets, property and equipment	20,394	532,336
Transaction expenses	3,128	1,159
Contingent consideration benefit	—	(4,629)
Loss (gain) on disposal of assets and other	(597)	78
Operating loss	$(231,623)	$(536,146)

Depreciation and amortization
Drilling & Downhole	$17,895	$21,433
Completions	24,831	32,780
Production	7,755	8,478
Corporate	519	550
Total depreciation and amortization	$51,000	$63,241
A summary of capital expenditures by reportable segment is as follows (in thousands):

	Year ended December 31,
Capital expenditures	2020	2019
Drilling & Downhole	$462	$3,169
Completions	275	3,886
Production	287	4,041
Corporate	1,222	4,006
Total capital expenditures	$2,246	$15,102

Forum Energy Technologies, Inc. and subsidiaries
Notes to consolidated financial statements (continued)
A summary of consolidated assets by reportable segment is as follows (in thousands):

	Year ended December 31,
Assets	2020	2019
Drilling & Downhole	$314,375	$407,779
Completions	356,645	496,714
Production	92,949	186,786
Corporate	125,957	68,718
Total assets	$889,926	$1,159,997
Corporate assets primarily include cash, certain prepaid expenses and deferred loan costs.
A summary of long-lived assets by country is as follows (in thousands):

	Year ended December 31,
Long-lived assets:	2020	2019
United States	$332,554	$397,219
Europe	42,424	54,519
Canada	17,796	32,703
Asia-Pacific	836	1,707
Middle East	4,877	5,653
Latin America	1,248	2,279
Total long-lived assets	$399,735	$494,080
The following table presents our revenues disaggregated by geography based on shipping destination (in thousands):

	Year ended December 31,
	2020		2019
Revenue:	$	%	$	%
United States	$323,322	63.2%	$670,205	70.1%
Canada	30,492	5.9%	62,651	6.5%
Europe & Africa	37,438	7.3%	71,527	7.5%
Middle East	43,192	8.4%	62,169	6.5%
Asia-Pacific	48,067	9.4%	59,517	6.2%
Latin America	29,965	5.8%	30,464	3.2%
Total Revenue	$512,476	100.0%	$956,533	100.0%
The following table presents our revenues disaggregated by product line (in thousands):

	Year ended December 31,
	2020		2019
Revenue:	$	%	$	%
Drilling Technologies	$97,232	19.1%	$157,648	16.6%
Downhole Technologies	64,083	12.5%	116,104	12.1%
Subsea Technologies	55,521	10.8%	61,077	6.4%
Stimulation and Intervention	56,460	11.0%	162,025	16.9%
Coiled Tubing	62,225	12.1%	143,064	15.0%
Production Equipment	65,763	12.8%	122,654	12.8%
Valve Solutions	111,747	21.8%	198,342	20.7%
Eliminations	(555)	(0.1)%	(4,381)	(0.5)%
Total revenue	$512,476	100.0%	$956,533	100.0%

Forum Energy Technologies, Inc. and subsidiaries
Notes to consolidated financial statements (continued)
19. Quarterly Results of Operations (Unaudited)
The following tables summarize the Company’s results by quarter for the years ended December 31, 2020 and 2019. The quarterly results may not be comparable due to dispositions in 2020 and 2019. Refer to Note 4 Dispositions for further information.

	2020
(in thousands, except per share information)	Q1	Q2	Q3	Q4
Revenues	$182,632	$113,275	$103,606	$112,963
Cost of sales (1)	160,542	100,373	90,496	172,086
Gross profit	22,090	12,902	13,110	(59,123)
Total operating expenses (2)	77,497	47,924	50,157	45,024
Operating loss	(55,407)	(35,022)	(37,047)	(104,147)
Total other income, net (3)	(3,913)	(29,104)	(16,513)	(72,323)
Loss before income taxes	(51,494)	(5,918)	(20,534)	(31,824)
Income tax expense (benefit)	(14,350)	(424)	1,017	876
Net loss	(37,144)	(5,494)	(21,551)	(32,700)

Weighted average shares outstanding
Basic	5,559	5,580	5,580	5,588
Diluted	5,559	5,580	5,580	5,588
Loss per share
Basic	$(6.68)	$(0.98)	$(3.86)	$(5.85)
Diluted	$(6.68)	$(0.98)	$(3.86)	$(5.85)
(1)    Q1 includes $11.6 million of inventory write-downs and $8.6 million of lease impairments. Q4 includes $81.1 million of inventory write-downs.
(2)    Q1 includes $17.3 million of impairments of property and equipment and intangible assets. Q3 includes $3.0 million of impairments of property and equipment. See Note 8 Impairments of Goodwill and Long Lived Assets for further information related to these charges.
(3) Q1 and Q2 include gains on extinguishment of debt of $7.5 million and $36.3 million, respectively, related to the repurchase of 2021 Notes at a discount. Q3 includes a $28.7 million gain on extinguishment of debt related to the exchange of 2021 Notes for new 2025 Notes. See Note 9 Debt for further information related to these gains. Q4 includes an $88.4 million gain related to the sale of certain assets of our ABZ and Quadrant brands of valve products. See Note 4 Dispositions for further information related to this gain.

Forum Energy Technologies, Inc. and subsidiaries
Notes to consolidated financial statements (continued)

	2019
(in thousands, except per share information)	Q1	Q2	Q3	Q4
Revenues	$271,842	$245,648	$239,266	$199,777
Cost of sales	201,744	182,460	176,632	150,845
Gross profit	70,098	63,188	62,634	48,932
Total operating expenses (1)	64,952	63,022	595,954	56,752
Earnings (loss) from equity investment	(849)	570	(39)	—
Operating income (loss)	4,297	736	(533,359)	(7,820)
Total other expense, net (2)	10,458	6,077	2,999	13,191
Loss before income taxes	(6,161)	(5,341)	(536,358)	(21,011)
Income tax expense (benefit)	1,727	8,393	(3,371)	(8,563)
Net loss	(7,888)	(13,734)	(532,987)	(12,448)

Weighted average shares outstanding
Basic	5,482	5,499	5,515	5,523
Diluted	5,482	5,499	5,515	5,523
Loss per share
Basic	$(1.44)	$(2.50)	$(96.64)	$(2.25)
Diluted	$(1.44)	$(2.50)	$(96.64)	$(2.25)
(1)     Q1 includes a $4.6 million contingent consideration benefit related to reducing the estimated fair value of the contingent cash liability associated with the fourth quarter 2018 acquisition of Global Heat Transfer LLC. Q3 includes $471.0 million of goodwill impairments, $53.5 million of intangible asset impairments and $7.9 million of property and equipment impairments. See Note 8 Impairments of Goodwill and Long Lived Assets for further information related to these charges.
(2)     Q3 includes a $1.6 million gain realized on the sale of our previously held equity investment in Ashtead. Q4 includes a $2.3 million gain on the sale of certain assets of our Cooper Alloy® brand of valve products. See Note 4 Dispositions for further information related to these gains.

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
Our management, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b) as of December 31, 2020. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2020.
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
Our management performed an assessment of the overall effectiveness of our internal control over financial reporting as of December 31, 2020, utilizing the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has concluded that the Company’s internal control over financial reporting is effective as of December 31, 2020.
Changes in Internal Control over Financial Reporting
There have been no changes in internal control over financial reporting during the quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Attestation Report of the Independent Registered Public Accounting Firm
We are a non-accelerated filer pursuant to Rule 12b-2 of the Exchange Act. As such, we are not required to obtain an attestation report of our Company's independent registered public accounting firm regarding internal control over financial reporting pursuant to Regulation S-K Item 308(b).
Item 9B. Other information
None.
Item 10. Directors, executive officers and corporate governance
Information required by this item is incorporated herein by reference to our Proxy Statement for the 2021 Annual Meeting of Stockholders.
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

Item 11. Executive compensation
Information required by this item is incorporated herein by reference to our Proxy Statement for the 2021 Annual Meeting of Stockholders.
Item 12. Security ownership of certain beneficial owners and management and related stockholder matters
Information required by this item is incorporated herein by reference to our Proxy Statement for the 2021 Annual Meeting of Stockholders.
Item 13. Certain Relationships and Related Transactions, and Director Independence
Information required by this item is incorporated herein by reference to our Proxy Statement for the 2021 Annual Meeting of Stockholders.
Item 14. Principal accountant fees and services
Information required by this item is incorporated herein by reference to our Proxy Statement for the 2021 Annual Meeting of Stockholders.
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

3.2*
Amendment to the Third Amended and Restated Certificate of Incorporation of Forum Energy Technologies, Inc., effective November 9, 2020 (incorporated herein by reference to Exhibit 3.1 on the Company’s Current Report on Form 8-K, filed on November 9, 2020).

3.3*
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

4.2*	Form of Common Stock Certificate (incorporated herein by reference to Exhibit 4.1 to Amendment No. 3 to the Registration Statement, filed on December 29, 2011) (File No. 333-180676).

4.3*
Rights Agreement dated as of April 29, 2020 between Forum Energy Technologies, Inc. and American Stock Transfer & Trust Company, LLC, as Rights Agent, which includes as Exhibit A the form of Certificate of Designations of Series A Junior Participating Preferred Stock setting forth the terms of the Preferred Stock, as Exhibit B the form of Rights Certificate and as Exhibit C the Summary of Rights to Purchase Preferred Stock. Pursuant to the Rights Agreement, Rights Certificates will not be mailed until after the Distribution Date (as defined in the Rights Agreement) (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on 8-K, filed on April 30, 2020).

4.4*
Rights Plan Amendment, dated as of August 4, 2020, among the Company and American Stock Transfer & Trust Company, LLC. (incorporated by referenced to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed on August 5, 2020).

4.5*
Indenture, dated as of August 4, 2020, among the Company, the subsidiary guarantors party thereto and the Trustee and Collateral Agent. (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on 8-K, filed on August 5, 2020).

4.6*	Form of 9.000% convertible senior secured notes due 2025 (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on 8-K, filed on August 5, 2020).

4.7*
Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (incorporated herein by reference to Exhibit 4.5 to the Company’s Annual Report on Form 10-K, filed February 25, 2020).

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

10.10*#
Indemnification Agreement dated as of August 2, 2010 between Forum Energy Technologies and C. Christopher Gaut (incorporated herein by reference to Exhibit 10.9 to the Registration Statement, filed on August 31, 2011) (File No. 333-180676).

10.11*#
Form of Indemnification Agreement between Forum Energy Technologies, Inc. and the executive officers identified on Annex A thereto (incorporated herein by reference to Exhibit 10.10 to the Registration Statement, filed on August 31, 2011) (File No. 333-180676).

10.12*#
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

10.14*#	Forum Energy Technologies, Inc. Severance Plan (incorporated herein by reference to Exhibit 10.15 to the Registration Statement, filed on August 31, 2011) (File No. 333-180676).

10.15*#	Forum Energy Technologies, Inc. Deferred Compensation and Restoration Plan (incorporated herein by reference to Exhibit 10.6 to the Company’s Current Report on Form 10-Q, filed on May 3, 2013).

10.16*#
Letter Agreement dated March 28, 2012 between Forum Energy Technologies, Inc. and Tinicum, L.P. (incorporated herein by reference to Exhibit 10.31 to Amendment No. 5 to the Registration Statement, filed on March 29, 2012) (File No. 333-180676).

10.17*#
Forum Energy Technologies, Inc. 2010 Stock Incentive Plan (as amended and restated effective August 15, 2012) (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 10- Q, filed November 6, 2012) (File No. 1-35504).

10.18*#
Subscription Agreement dated July 16, 2010 by and among Forum Oilfield Technologies, Inc., SCF-VII, L.P., Sunray Capital, LP, C. Christopher Gaut and W. Patrick Connelly, as amended (incorporated herein by reference to Exhibit 10.21 to the Registration Statement, filed on August 31, 2011) (File No. 333-180676).

10.19*#
Severance Agreement dated as of February 16, 2018 between Forum Energy Technologies, Inc. and Pablo G. Mercado (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on February 21, 2018).

10.20*#
Severance Agreement dated as of February 16, 2018 between Forum Energy Technologies, Inc. and Michael D. Danford (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on February 21, 2018).

10.21*#
Severance Agreement dated as of December 19, 2018 between Forum Energy Technologies, Inc. and C. Christopher Gaut (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K/A, filed on December 21, 2018).

10.22*#
Severance Agreement dated as of September 1, 2018 between Forum Energy Technologies, Inc. and D. Lyle Williams (Incorporate herein by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-K, filed on February 28, 2019).

10.23*#	Form of Restricted Stock Unit Agreement (Employees and Consultants - Group 2) (incorporated herein by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q, filed on May 2, 2017).

10.24*#	Form of Nonstatutory Stock Option Agreement (Employees and Consultants) (incorporated herein by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q, filed on May 2, 2017).

10.25*#	Amended and Restated Employee Stock Purchase Plan, dated as of July 1, 2017 (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed on August 1, 2017).

10.26*#	Form of Restricted Stock Unit Agreement (Directors) (incorporated herein by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q, filed on May 2, 2018).

10.27*#	Form of Restricted Stock Unit Agreement (Employees and Consultants - Group 2) (incorporated herein by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q, filed on May 2, 2018).

10.28*#	Form of Nonstatutory Stock Option Agreement (Employees and Consultants) (incorporated herein by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q, filed on May 2, 2018).

10.29*#	Form of Restricted Stock Unit Agreement (Directors) (incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, filed on May 1, 2019).

10.30*#	Form of Restricted Stock Unit Agreement (Employees and Consultants - Group 1) (incorporated herein by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q, filed on May 1, 2019).

10.31*#	Form of Restricted Stock Unit Agreement (Employees and Consultants - Group 2) (incorporated herein by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q, filed on May 1, 2019).

10.32*#	Form of Performance Share Award Agreement (Employees and Consultants) (incorporated herein by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q, filed on May 1, 2019).

10.33*#	Form of Cash Award Agreement (Employees and Consultants) (incorporated herein by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q, filed on May 1, 2019).

10.34*#
Severance Agreement dated as of February 15, 2019 between Forum Energy Technologies, Inc. and John C. Ivascu (incorporated herein by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q, filed on May 1, 2019).

10.35*
Amendment No. 2 to the Registration Rights Agreement, dated as of August 25, 2017, by and among Forum Energy Technologies and the other parties thereto (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on August 28, 2017).

10.36*
Registration Rights Agreement, dated as of October 2, 2017, by and between Forum Energy Technologies, Inc. and Q-GT (V) Investment Partners, LLC (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on October 3, 2017).

10.37*
Third Amended and Restated Credit Agreement, dated as of October 30, 2017, by and among Forum Energy Technologies, Inc., Forum Canada ULC, Wells Fargo Bank, National Association, as administrative agent, and the lenders party thereto (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on November 2, 2017).

10.38*
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

10.39*#	Form of Restricted Stock Unit Agreement (Gaut) (incorporated herein by reference to Exhibit 10.50 to the Company’s annual Report on Form 10-K, filed on February 28, 2019).

10.40*#	Form of Performance Share Award Agreement (Gaut) (incorporated herein by reference to Exhibit 10.51 to the Company’s Annual Report on Form 10-K, filed Februray 28, 2019).

10.41*#	Form of Restricted Stock Unit Agreement (Employees and Consultants) (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10.Q, filed on May 8, 2020).

10.42*#	Form of Performance Share Award Agreement (Employees and Consultants) (incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, filed on May 8, 2020).

10.43*#
Form of Stock Appreciation Right Agreement (Employees and Consultants - Group 1) (incorporated herein by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q, filed on May 8, 2020).

10.44*#
Form of Stock Appreciation Right Agreement (Employees and Consultants - Group 2) (incorporated herein by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q, filed on May 8, 2020).

10.45*
Credit Agreement Amendment, dated as of August 4, 2020, among the Company, the other borrowers and the guarantors party thereto, the lenders party thereto, Wells Fargo Bank, National Association, as Administrative Agent, and the other parties named therein. (incorporated by referenced to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on August 5, 2020).

10.46*
Forum Energy Technologies, Inc. Second Amended and Restated 2016 Stock and Incentive Plan (incorporated by reference to Appendix B to the Company’s Proxy Statement on Schedule 14A filed on April 2, 2020).

10.47*
Registration Rights Agreement, dated as of August 4, 2020, among the Company and holders of New Notes party thereto. (incorporated by referenced to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on August 5, 2020).

10.48*#
Form of Form of Performance Restricted Stock Unit Agreement (Employees and Consultants). Restricted Stock Unit Agreement (Employees and Consultants) (incorporated herein by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q, filed on November 6, 2020).

10.49*#
Form of Special Performance Restricted Stock Unit Agreement (Employees and Consultants) (incorporated herein by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q, filed on November 6, 2020).

21.1**	Subsidiaries of Forum Energy Technologies, Inc.

22.1**	Subsidiary guarantors of the Company's Convertible Secured Notes due 2025.

23.1**	Consent of Deloitte & Touche LLP.

31.1**	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.

104**	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
* Previously filed.
** Filed herewith.
# Identifies management contracts and compensatory plans or arrangements.

Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FORUM ENERGY TECHNOLOGIES, INC.
	By:	/s/ D. Lyle Williams, Jr.
March 2, 2021		D. Lyle Williams, Jr.
Executive Vice President and Chief Financial Officer
(As Duly Authorized Officer and Principal Financial Officer)

March 2, 2021	By:	/s/ John McElroy
John McElroy
Corporate Controller and Principal Accounting Officer
(As Duly Authorized Officer and Principal Accounting Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ C. Christopher Gaut	President, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	March 2, 2021
C. Christopher Gaut

/s/ D. Lyle Williams, Jr.	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 2, 2021
D. Lyle Williams, Jr.

/s/ John McElroy	Corporate Controller and Principal Accounting Officer (Principal Accounting Officer)	March 2, 2021
John McElroy

/s/ Evelyn M. Angelle	Director	March 2, 2021
Evelyn M. Angelle

/s/ David C. Baldwin	Director	March 2, 2021
David C. Baldwin

/s/ John A. Carrig	Director	March 2, 2021
John A. Carrig

/s/ Michael McShane	Director	March 2, 2021
Michael McShane

/s/ Louis A. Raspino	Director	March 2, 2021
Louis A. Raspino

/s/ John Schmitz	Director	March 2, 2021
John Schmitz

/s/ Andrew L. Waite	Director	March 2, 2021
Andrew L. Waite