Form 10-Q
period 2021-03-31
FORUM ENERGY TECHNOLOGIES, INC.
filed 2021-05-07
CIK 1401257

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________________
FORM 10-Q
___________________________________

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of May 4, 2021 there were 5,600,367 common shares outstanding.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements

Forum Energy Technologies, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Loss
(Unaudited)

	Three Months Ended March 31,
(in thousands, except per share information)	2021	2020
Revenue	$114,517	$182,632
Cost of sales	88,332	160,542
Gross profit	26,185	22,090
Operating expenses
Selling, general and administrative expenses	41,474	60,161
Impairments of intangible assets, property and equipment	—	17,320
Loss (gain) on disposal of assets and other	(909)	16
Total operating expenses	40,565	77,497
Operating loss	(14,380)	(55,407)
Other expense (income)
Interest expense	9,162	6,724
Foreign exchange and other losses (gains), net	3,470	(5,007)
Loss (gain) on extinguishment of debt	933	(7,459)
Deferred loan costs written off	—	1,829
Total other expense (income), net	13,565	(3,913)
Loss before income taxes	(27,945)	(51,494)
Income tax expense (benefit)	1,718	(14,350)
Net loss	(29,663)	(37,144)

Weighted average shares outstanding
Basic	5,613	5,559
Diluted	5,613	5,559
Loss per share
Basic	$(5.28)	$(6.68)
Diluted	(5.28)	(6.68)

Other comprehensive income (loss), net of tax:
Net loss	(29,663)	(37,144)
Change in foreign currency translation, net of tax of $0	3,152	(8,846)
Gain on pension liability	77	21
Comprehensive loss	$(26,434)	$(45,969)
The accompanying notes are an integral part of these condensed consolidated financial statements.

Forum Energy Technologies, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)

(in thousands, except share information)	March 31, 2021	December 31, 2020
Assets
Current assets
Cash and cash equivalents	$100,810	$128,617
Accounts receivable—trade, net of allowances of $9,921 and $9,217	88,624	80,606
Inventories, net	236,427	251,747
Prepaid expenses and other current assets	19,225	19,018
Accrued revenue	1,132	1,687
Costs and estimated profits in excess of billings	9,373	8,516
Total current assets	455,591	490,191
Property and equipment, net of accumulated depreciation	108,740	113,668
Operating lease assets	29,630	31,520
Deferred financing costs, net	125	249
Intangible assets, net	233,711	240,444
Deferred income taxes, net	97	102
Other long-term assets	16,065	13,752
Total assets	$843,959	$889,926
Liabilities and equity
Current liabilities
Current portion of long-term debt	$1,054	$1,322
Accounts payable—trade	53,561	46,351
Accrued liabilities	68,195	67,581
Deferred revenue	8,240	7,863
Billings in excess of costs and profits recognized	2,621	1,817
Total current liabilities	133,671	124,934
Long-term debt, net of current portion	267,330	293,373
Deferred income taxes, net	1,913	1,952
Operating lease liabilities	41,603	44,536
Other long-term liabilities	17,883	18,895
Total liabilities	462,400	483,690
Commitments and contingencies
Equity
Common stock, $0.01 par value, 14,800,000 shares authorized, 6,038,225 and 5,992,400 shares issued	60	60
Additional paid-in capital	1,244,477	1,242,720
Treasury stock at cost, 410,877 shares	(134,499)	(134,499)
Retained deficit	(631,319)	(601,656)
Accumulated other comprehensive loss	(97,160)	(100,389)
Total equity	381,559	406,236
Total liabilities and equity	$843,959	$889,926
The accompanying notes are an integral part of these condensed consolidated financial statements.

Forum Energy Technologies, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
(in thousands)	2021	2020
Cash flows from operating activities
Net loss	$(29,663)	$(37,144)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation expense	4,953	7,355
Amortization of intangible assets	6,357	6,838
Impairments of intangible assets, property and equipment	—	17,320
Impairments of operating lease assets	—	9,483
Inventory write down	1,410	11,567
Stock-based compensation expense	1,896	3,223
Loss (gain) on extinguishment of debt	933	(7,459)
Deferred loan costs written off	—	1,829
Deferred income taxes	265	1,152
Noncash losses (gains) and other, net	2,065	(734)
Changes in operating assets and liabilities
Accounts receivable—trade	(8,999)	6,773
Inventories	13,726	6,704
Prepaid expenses and other assets	(2,458)	(11,002)
Cost and estimated profit in excess of billings	(281)	1,374
Accounts payable, deferred revenue and other accrued liabilities	7,692	(14,955)
Billings in excess of costs and estimated profits earned	766	(757)
Net cash provided by (used in) operating activities	$(1,338)	$1,567
Cash flows from investing activities
Capital expenditures for property and equipment	(389)	(958)
Proceeds from sale of property and equipment	1,499	37
Net cash provided by (used in) investing activities	$1,110	$(921)
Cash flows from financing activities
Borrowings on revolving Credit Facility	—	55,000
Repayments on revolving Credit Facility	(13,126)	—
Cash paid to repurchase 2025 Notes and 2021 Notes	(13,711)	(3,362)
Payment of capital lease obligations	(482)	(101)
Repurchases of stock	(139)	(179)
Deferred financing costs	—	(254)
Net cash provided by (used in) financing activities	$(27,458)	$51,104

Effect of exchange rate changes on cash	(121)	(712)

Net increase (decrease) in cash, cash equivalents and restricted cash	(27,807)	51,038
Cash, cash equivalents and restricted cash at beginning of period	128,617	57,911
Cash, cash equivalents and restricted cash at end of period	$100,810	$108,949

Noncash activities
Operating lease right of use assets obtained in exchange for lease obligations	284	688
Finance lease right of use assets obtained in exchange for lease obligations	47	931

The accompanying notes are an integral part of these condensed consolidated financial statements.

Forum Energy Technologies, Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited)

Three Months Ended March 31, 2021
(in thousands)	Common stock	Additional paid-in capital	Treasury stock	Retained deficit	Accumulated other comprehensive income / (loss)	Total equity
Balance at December 31, 2020	$60	$1,242,720	$(134,499)	$(601,656)	$(100,389)	$406,236
Stock-based compensation expense	—	1,896	—	—	—	1,896
Restricted stock issuance, net of forfeitures	—	(139)	—	—	—	(139)
Currency translation adjustment	—	—	—	—	3,152	3,152
Change in pension liability	—	—	—	—	77	77
Net loss	—	—	—	(29,663)	—	(29,663)
Balance at March 31, 2021	$60	$1,244,477	$(134,499)	$(631,319)	$(97,160)	$381,559

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

Forum Energy Technologies, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

1. Organization and Basis of Presentation
Forum Energy Technologies, Inc. (the “Company,” "Forum," “we,” “our,” or “us”), a Delaware corporation, is a global products company, serving the oil, natural gas, industrial and renewable energy industries. The Company designs, manufactures and distributes value added solutions that increase the safety and efficiency of energy exploration and production. We also engage in aftermarket parts supply and services that complement our product offering. Forum is headquartered in Houston, Texas with manufacturing and distribution facilities strategically located around the globe.
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of the Company include the accounts of the Company and its subsidiaries. All intercompany transactions have been eliminated in consolidation. Certain reclassifications have been made to prior year amounts to conform with the current year presentation.
In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for the fair statement of the Company’s financial position, results of operations and cash flows have been included. Operating results for the three months ended March 31, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021 or any other interim period.
These interim financial statements are unaudited and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete consolidated financial statements and should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2020, which are included in the Company’s 2020 Annual Report on Form 10-K filed with the SEC on March 2, 2021.
COVID-19 Impacts
The outbreak of COVID-19 in 2020 has continued to cause significant disruptions in the U.S. and world economies. In response, federal, state and local governments have continued, to varying degrees, the imposition of restrictions on business and social activities, including quarantine and “stay-at-home” orders. As a result of these government orders, there has been an adverse impact on the level of oil and natural gas demand and many companies in these industries have sought protection under Chapter 11 of the U.S. Bankruptcy Code. The timing and extent to which economic and operating conditions recover from the impacts of the COVID-19 outbreak will ultimately depend on the number of vaccinations administered worldwide and actions taken by governmental authorities, customers, suppliers and other third parties, and the level of demand created by a return to a historically normal way of life and business operations. We anticipate that our liquidity, financial condition and future results of operations will continue to be impacted by ongoing developments from the COVID-19 pandemic.
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
Accounting Standards Adopted in 2021
Income Tax. In December 2019, the FASB issued ASU No. 2019-12 Income Taxes (Topic 740) - Disclosure Framework - Simplifying the Accounting for Income Taxes, which simplified the accounting for income taxes by removing certain exceptions to the general principles of Topic 740 and clarifying and amending existing guidance. We adopted this new standard as of January 1, 2021. The adoption of this new standard did not have a material impact on our unaudited condensed consolidated financial statements.
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
3. Revenue
Revenue is recognized when control of the promised goods or services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to receive in exchange for those goods or services. For a detailed discussion of our revenue recognition policies, refer to the Company’s 2020 Annual Report on Form 10-K.
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
The following table reflects the changes in our contract assets and contract liabilities balances for the three months ended March 31, 2021 (in thousands):

	March 31, 2021	December 31, 2020	Increase
			$	%
Accrued revenue	$1,132	$1,687
Costs and estimated profits in excess of billings	9,373	8,516
Contract assets	$10,505	$10,203	$302	3%

Deferred revenue	$8,240	$7,863
Billings in excess of costs and profits recognized	2,621	1,817
Contract liabilities	$10,861	$9,680	$1,181	12%
During the three months ended March 31, 2021, our contract assets increased by $0.3 million and our contract liabilities increased by $1.2 million due to the timing of billings for significant projects within our Subsea and Production Equipment product lines.
During the three months ended March 31, 2021, we recognized $3.9 million of revenue that was included in the contract liability balance at the beginning of the period.
As substantially all of our contracts are less than one year in duration, we have elected to apply the practical expedient which allows an entity to exclude disclosures about its remaining performance obligations if the performance obligation is part of a contract that has an original expected duration of one year or less.

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
5. Inventories
Our significant components of inventory at March 31, 2021 and December 31, 2020 were as follows (in thousands):

	March 31, 2021	December 31, 2020
Raw materials and parts	$124,343	$151,531
Work in process	18,959	15,946
Finished goods	202,589	229,212
Gross inventories	345,891	396,689
Inventory reserve	(109,464)	(144,942)
Inventories	$236,427	$251,747

6. Intangible Assets
Intangible assets consisted of the following as of March 31, 2021 and December 31, 2020, respectively (in thousands):

	March 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Intangibles	Amortization Period (In Years)
Customer relationships	$268,465	$(121,645)	$146,820	10 - 15
Patents and technology	89,145	(25,570)	63,575	5 - 19
Non-compete agreements	190	(146)	44	2 - 6
Trade names	42,915	(23,545)	19,370	7 - 19
Trademarks	5,089	(1,187)	3,902	15
Intangible Assets Total	$405,804	$(172,093)	$233,711

	December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Intangibles	Amortization Period (In Years)
Customer relationships	$272,470	$(121,294)	$151,176	10 - 15
Patents and technology	89,626	(24,440)	65,186	5 - 19
Non-compete agreements	190	(137)	53	2 - 6
Trade names	42,984	(22,941)	20,043	7 - 19
Trademarks	5,089	(1,103)	3,986	15
Intangible Assets Total	$410,359	$(169,915)	$240,444

Forum Energy Technologies, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
7. Impairments of Long-Lived Assets
During the three months ended March 31, 2021, there were no impairments of long-lived assets.
During the three months ended March 31, 2020, the COVID-19 pandemic and associated preventative actions taken around the world to mitigate its spread caused oil demand to deteriorate and economic activity to decrease. As a result, oil prices declined significantly during the period and created an extremely challenging market for all sub-sectors of the oil and natural gas industry. In addition, responses to the spread of COVID-19, including significant government restrictions on movement, resulted in sharp declines in global economic activity.
As a result, during the three months ended March 31, 2020, we determined that certain long-lived assets were impaired as their carrying values exceeded their fair values. The amount of the impairment charges were measured as the difference between the carrying value and the estimated fair value of the assets. The fair value was determined either through analysis of discounted future cash flows or, for certain real estate, based on a third party's sales price estimate (classified within level 3 of the fair value hierarchy).
Following is a summary of impairment charges recognized in our segments during the three months ended March 31, 2020 (in thousands):

	Three Months Ended March 31, 2020
Impairments of:	Drilling & Downhole	Completions	Production	Total Impairments
Property and equipment (1)	1,076	9,608	1,378	12,062
Intangible assets (2)	5,258	—	—	5,258
Operating lease right of use assets (3)	1,429	6,139	1,915	9,483
Total impairments	$7,763	$15,747	$3,293	$26,803

(1) These charges are included in Impairments of intangible assets, property and equipment in the condensed consolidated statements of comprehensive loss.
(2) These charges are included in Impairments of intangible assets, property and equipment in the condensed consolidated statements of comprehensive loss and include primarily customer relationships, technology and distributor relationships.
(3) $8.6 million of these charges are included in Cost of sales and $0.9 million are included in Selling, general and administrative expenses in the condensed consolidated statements of comprehensive loss.

8. Debt
Notes payable and lines of credit as of March 31, 2021 and December 31, 2020 consisted of the following (in thousands):

	March 31, 2021	December 31, 2020
2025 Notes	300,341	316,863
Unamortized debt discount	(27,132)	(30,248)
Debt issuance cost	(6,660)	(7,318)
Credit Facility	—	13,126
Other debt	1,835	2,272
Total debt	268,384	294,695
Less: current maturities	(1,054)	(1,322)
Long-term debt	$267,330	$293,373
2025 Notes
In August 2020, we exchanged $315.5 million principal amount of our previous 6.25% unsecured notes due 2021 (“2021 Notes”) for new 9.00% convertible secured notes due August 2025 (the “2025 Notes”). This transaction was

Forum Energy Technologies, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
accounted for as an extinguishment of the 2021 Notes with the new 2025 Notes recorded at fair value on the transaction date. We estimated the fair value of the 2025 Notes to be $282.6 million at the issuance date, resulting in a $32.9 million discount (“Debt Discount”) at issuance. As a result, we recognized a $28.7 million gain on extinguishment of debt that reflects the difference in the $314.8 million net carrying value of the 2021 Notes exchanged, including debt issuance costs and unamortized debt premium, less the $282.6 million estimated fair value of 2025 Notes and a $3.5 million early participation fee paid to bondholders that participated in the exchange. The Debt Discount is being amortized as non-cash interest expense over the term of the 2025 Notes using the effective interest method.
The 2025 Notes pay interest at the rate of 9.00%, of which 6.25% is payable in cash and 2.75% is payable in cash or additional notes, at the Company’s option. The 2025 Notes are secured by a first lien on substantially all of the Company’s assets, except for Credit Facility priority collateral, which secures the 2025 Notes on a second lien basis. A portion of the 2025 Notes, initially equal to $150.0 million total principal amount, is mandatorily convertible into shares of our common stock at a conversion rate of 37.0370 shares per $1,000 principal amount of 2025 Notes converted, equivalent to a conversion price of $27.00 per share, subject, however, to the condition that the average of the daily trading prices for the common stock over the preceding 20-trading day period is at least $30.00 per share. Holders of the 2025 Notes also have optional conversion rights in the event that the Company elects to redeem the 2025 Notes in cash and at the final maturity of the new notes. Any interest that the Company elects to pay in additional notes are also subject to the mandatory and optional conversion rights.
During the three months ended March 31, 2021, we repurchased an aggregate $16.5 million of principal amount of our 2025 Notes for $15.6 million. The repurchase amount of $15.6 million includes $13.7 million paid in cash and $1.9 million payable for bonds repurchased but not yet settled as of March 31, 2021. The net carrying value of the extinguished debt, including unamortized debt discount and debt issuance costs, was $14.7 million, resulting in a $0.9 million loss on extinguishment of debt.
Credit Facility
In connection with the issuance of the 2025 Notes, we amended our senior secured revolving credit facility ("Credit Facility"). Following such amendment, our Credit Facility provides revolving credit commitments of $250.0 million (with a sublimit of up to $45.0 million available for the issuance of letters of credit for the account of the Company and certain of its domestic subsidiaries) (the “U.S. Line”), of which up to $25.0 million is available to certain of our Canadian subsidiaries for loans in U.S. or Canadian dollars (with a sublimit of up to $3.0 million available for the issuance of letters of credit for the account of our Canadian subsidiaries) (the “Canadian Line”).
Availability under the Credit Facility is subject to a borrowing base calculated by reference to eligible accounts receivable in the U.S., Canada and certain other jurisdictions (subject to a cap) and eligible inventory in the U.S. and Canada. Such eligible accounts receivable and eligible inventory serve as priority collateral for the Credit Facility, which is also secured on a second lien basis by substantially all of the Company's other assets. The amount of eligible inventory included in the borrowing base is restricted to the lesser of $130.0 million (subject to a quarterly reduction of $0.5 million that started on October 1, 2020) and 80.0% of the total borrowing base. Our borrowing capacity under the Credit Facility could be reduced or eliminated, depending on future fluctuations in our receivables and inventory. As of March 31, 2021, our total borrowing base was $156.8 million, of which no amounts were drawn and $15.3 million was used for security of outstanding letters of credit, resulting in remaining availability of $141.5 million.
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
Deferred Loan Costs
We have incurred loan costs that have been deferred and are amortized to interest expense over the term of the 2025 Notes and the Credit Facility. In the first quarter of 2020, we wrote-off $1.8 million of deferred loan costs for the termination of previous discussions related to a potential exchange offer for our 2021 Notes.
Other Debt
Other debt consists primarily of various finance leases of equipment.
Letters of Credit and Guarantees
We execute letters of credit in the normal course of business to secure the delivery of product from specific vendors and also to guarantee our fulfillment of performance obligations relating to certain large contracts. We had $15.3 million and $15.6 million in total outstanding letters of credit as of March 31, 2021 and December 31, 2020, respectively.
9. Income Taxes
For interim periods, our income tax expense or benefit is computed based on our estimated annual effective tax rate and any discrete items that impact the interim periods. We recorded a tax expense of $1.7 million for the three months ended March 31, 2021, compared to a tax benefit of $14.4 million for the three months ended March 31, 2020. The estimated annual effective tax rates for the three months ended March 31, 2021 and 2020 were impacted by losses in jurisdictions where the recording of a tax benefit is not available. Furthermore, the tax expense or benefit recorded can vary from period to period depending on the Company’s relative mix of earnings and losses by jurisdiction.
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
We have deferred tax assets related to net operating loss and other tax carryforwards in the U.S. and in certain states and foreign jurisdictions. We recognize deferred tax assets to the extent that we believe these assets are more likely than not to be realized. In making such a determination, we consider all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning and recent operating results. As of March 31, 2021, we do not anticipate being able to fully utilize all of the losses prior to their expiration in the following jurisdictions: the U.S., the U.K., Germany, Singapore, China and Saudi Arabia. As a result, we have certain valuation allowances against our deferred tax assets as of March 31, 2021.

Forum Energy Technologies, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
10. Fair Value Measurements
The Company had zero and $13.1 million of borrowings outstanding under the Credit Facility as of March 31, 2021 and December 31, 2020, respectively. The Credit Facility incurs interest at a variable interest rate, and therefore, the carrying amount approximates fair value. The fair value of the debt is classified as a Level 2 measurement because interest rates charged are similar to other financial instruments with similar terms and maturities.
The fair value of our 2025 Notes is estimated using Level 2 inputs in the fair value hierarchy and is based on quoted prices for those or similar instruments. At March 31, 2021, the fair value and the carrying value of our 2025 Notes approximated $282.4 million and $266.5 million, respectively. At December 31, 2020, the fair value and the carrying value of our 2025 Notes approximated $200.3 million and $279.3 million, respectively.
There were no other outstanding financial assets as of March 31, 2021 and December 31, 2020 that required measuring the amounts at fair value. We did not change our valuation techniques associated with recurring fair value measurements from prior periods, and there were no transfers between levels of the fair value hierarchy during the three months ended March 31, 2021.
11. Business Segments
The Company reports results of operations in the following three reporting segments: Drilling & Downhole, Completions and Production. The amounts indicated below as “Corporate” relate to costs and assets not allocated to the reportable segments. Summary financial data by segment follows (in thousands):

	Three Months Ended March 31,
	2021	2020
Revenue:
Drilling & Downhole	48,656	76,643
Completions	37,843	50,823
Production	28,031	55,605
Eliminations	(13)	(439)
Total revenue	$114,517	$182,632

Operating loss
Drilling & Downhole	$(4,506)	$(4,145)
Completions	68	(17,318)
Production	(3,841)	(8,179)
Corporate	(7,010)	(8,429)
Segment operating loss	(15,289)	(38,071)
Impairments of intangible assets, property and equipment	—	17,320
Loss (gain) on disposal of assets and other	(909)	16
Operating loss	$(14,380)	$(55,407)
A summary of consolidated assets by reportable segment is as follows (in thousands):

	March 31, 2021	December 31, 2020
Drilling & Downhole	$305,409	$314,375
Completions	356,303	356,645
Production	89,661	92,949
Corporate	92,586	125,957
Total assets	$843,959	$889,926

Forum Energy Technologies, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Corporate assets primarily include cash and certain prepaid assets.
The following table presents our revenues disaggregated by product line (in thousands):

	Three Months Ended March 31,
	2021	2020
Drilling Technologies	$18,520	$36,638
Downhole Technologies	15,093	24,951
Subsea Technologies	15,043	15,054
Stimulation and Intervention	18,702	24,476
Coiled Tubing	19,141	26,347
Production Equipment	14,394	18,749
Valve Solutions	13,637	36,856
Eliminations	(13)	(439)
Total revenue	$114,517	$182,632
The following table presents our revenues disaggregated by geography (in thousands):

	Three Months Ended March 31,
	2021	2020
United States	$68,314	$123,890
Canada	8,961	7,952
Europe & Africa	12,664	11,146
Middle East	10,341	13,140
Asia-Pacific	8,880	18,793
Latin America	5,357	7,711
Total Revenue	$114,517	$182,632

12. Commitments and Contingencies
In the ordinary course of business, the Company is, and in the future could be, involved in various pending or threatened legal actions, some of which may or may not be covered by insurance. Management reviewed such pending judicial and legal proceedings, the reasonably anticipated costs and expenses in connection with such proceedings, and the availability and limits of insurance coverage, and has established reserves that are believed to be appropriate in light of those outcomes that are believed to be probable and can be estimated. The reserves accrued at March 31, 2021 and December 31, 2020, respectively, are immaterial. In the opinion of management, the Company’s ultimate liability, if any, with respect to these actions is not expected to have a material adverse effect on the Company’s financial position, results of operations or cash flows.
For further disclosure regarding certain litigation matters, refer to Note 13 of the notes to the consolidated financial statements included in Item 8 of the Company’s 2020 Annual Report on Form 10-K filed with the SEC on March 2, 2021. There have been no material changes related to these matters during the three months ended March 31, 2021.

Forum Energy Technologies, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
13. Loss Per Share
The calculation of basic and diluted earnings per share for each period presented was as follows (dollars and shares in thousands, except per share amounts):

	Three Months Ended March 31,
	2021	2020
Net loss	$(29,663)	$(37,144)

Basic - weighted average shares outstanding	5,613	5,559
Dilutive effect of stock options and restricted stock	—	—
Dilutive effect of convertible notes due 2025	—	—
Diluted - weighted average shares outstanding	5,613	5,559

Loss per share
Basic	$(5.28)	$(6.68)
Diluted	$(5.28)	$(6.68)
For all periods presented, we excluded all potentially dilutive restricted shares, stock options and the assumed conversion of the 2025 Notes in calculating diluted earnings per share as the effect was anti-dilutive due to net losses incurred for these periods.
14. Stockholders' Equity
Stock-based compensation
During the three months ended March 31, 2021, the Company granted 73,839 restricted stock units that vest ratably over three years. The Company also granted 66,524 contingent restricted stock units that vest ratably over three years dependent upon achieving a minimum stock price of $23.49 for 20 trading days during each performance period.
Liability-classified awards
During the three months ended March 31, 2021, the Company granted 66,524 cash-settled phantom stock units that vest ratably over three years. These awards have a maximum payout that is calculated based on five times the stock price on the date of grant.
The Company also granted 73,839 cash-settled contingent phantom stock units that vest ratably over three years dependent upon achieving a minimum stock price of $23.49 for 20 trading days during each performance period. These awards also have a maximum payout that is calculated based on five times the stock price on the date of grant.
Reverse stock split
In order to bring the Company into compliance with the listing requirements of the New York Stock Exchange, our Board of Directors approved a 1-for-20 reverse stock split (the “Reverse Stock Split”) of the Company’s issued and outstanding shares of common stock, par value $0.01 per share, accompanied by a corresponding decrease in the Company’s authorized shares of common stock. The Company's stockholders previously approved the Reverse Stock Split at the annual meeting of stockholders on May 12, 2020.
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
15. Related Party Transactions
The Company has sold and purchased inventory, services and fixed assets to and from certain affiliates of certain directors. The dollar amounts of these related party activities are not significant to the Company’s unaudited condensed consolidated financial statements.
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
All forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q. We disclaim any obligation to update or revise these statements unless required by law, and you should not place undue reliance on these forward-looking statements. Although we believe that our plans, intentions and expectations reflected in or suggested by the forward-looking statements we make in this Quarterly Report on Form 10-Q are reasonable, we can give no assurance that these plans, intentions or expectations will be achieved. We disclose important factors that could cause our actual results to differ materially from our expectations in “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 2, 2021, and elsewhere in this Quarterly Report on Form 10-Q. These cautionary statements qualify all forward-looking statements attributable to us or persons acting on our behalf.
Overview
We are a global products company, serving the oil, natural gas, and renewable energy industries. We design, manufacture and distribute value added solutions that increase the safety and efficiency of energy exploration and production. We also engage in aftermarket parts supply and services that complement our product offering. Our products include highly engineered capital equipment as well as products that are consumed in the drilling, well construction, production and transportation of oil and natural gas. These consumable products are used in drilling, well construction and completions activities, within the supporting infrastructure, and at processing centers and refineries. Our engineered capital products are directed at drilling rig equipment for new rigs, upgrades and refurbishment projects, subsea construction and development projects, pressure pumping equipment, the placement of production equipment on new producing wells, downstream capital projects and capital equipment for renewable energy projects. Our products are aimed at improving the efficiency, safety and environmental and social impact of our customers' operations. For the three months ended March 31, 2021, approximately 80% of our revenue was derived from consumable products and activity-based equipment, while the balance was primarily derived from capital products with a small amount from rental and other services.
We design, manufacture and supply high quality reliable products that create value for our diverse customer base, which includes, among others, oil and natural gas operators, land and offshore drilling contractors, oilfield service companies, subsea construction and service companies, and pipeline and refinery operators. In addition, we offer some of our products to renewable energy and new energy companies.

A summary of the products and services offered by each segment is as follows:
•Drilling & Downhole. This segment designs, manufactures and supplies products and provides related services to the drilling, well construction, artificial lift and subsea energy construction and services markets as well as other sectors such as renewable energy, defense and communications. The products and related services consist primarily of: (i) capital equipment and a broad line of expendable products consumed in the drilling process; (ii) well construction casing and cementing equipment and protection products for artificial lift equipment and cables; and (iii) subsea remotely operated vehicles and trenchers, submarine rescue vehicles, specialty components and tooling, and complementary subsea technical services.
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
•Production. This segment designs, manufactures and supplies products and provides related equipment and services for production and infrastructure markets. The products and related services consist primarily of: (i) engineered process systems, production equipment, as well as specialty separation equipment; and (ii) a wide range of industrial valves focused on serving upstream, midstream, and downstream oil and natural gas customers as well as power generation and other industries.
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
In 2020, the COVID-19 pandemic and associated actions taken around the world to mitigate the spread of COVID-19 caused unprecedented declines in economic activity, energy demand and oil and natural gas prices. In response, OPEC+ agreed to a significant reduction in oil production and North American exploration and production companies aggressively reduced drilling and completion activities. The extreme volatility and lower price environment in 2020 created a very challenging market for all sub-sectors of the oil and natural gas industry, including those in which the Company competes.
More recently, oil demand and prices have partially rebounded as oil supply and demand have rebalanced at a lower level. The U.S. drilling rig count bottomed at 244 rigs in August 2020 and has since increased to over 400 rigs as of the end of the first quarter of 2021. In addition, the level of active hydraulic fracturing fleets for well completions also increased in the first quarter of 2021 in order to meet increasing oil demand. However, overall activity levels and the North America rig count remain far below pre-pandemic levels.
Due to the challenging market conditions, exploration and production companies in North America are under pressure to generate positive cash flows and constrain capital and maintenance expenditures. In addition, bankruptcies and consolidation of exploration and production and service companies continued through 2020. This trend has led to a reduction in the demand for our products compared to periods prior to the pandemic.
While activity levels in international regions, as well as global offshore and subsea activity, have also been impacted by COVID-19 related activity disruptions, international revenue for our drilling and subsea capital equipment offerings have recently increased due to an improved outlook for our international drilling customers and the diversification of our subsea product line revenue outside of the oil and natural gas industry.

Demand for products in our Valve Solutions product line is driven by capital projects and maintenance spending in the upstream, midstream and downstream markets. As such, revenue for our Valve Solutions product line has also been negatively affected by lower energy prices and the impacts of COVID-19 on the global economy.
On December 31, 2020, we sold assets pertaining to our ABZ and Quadrant valve brands for total consideration of $104.6 million and recognized a gain on disposition of $88.4 million. The disposition of these brands resulted in a sequential decrease in our Valve Solutions product line’s revenue.
Although we have experienced some operational inefficiencies, our manufacturing facilities and business operations have not experienced work stoppages due to COVID-19 or associated government regulations. However, in response to the decline in demand for our products and decreases in revenue, we implemented significant cost reduction actions, including exiting facilities, lowering headcount, reducing salaries, suspending the Company’s matching contribution to the U.S. and Canada defined contribution retirement plans, and furloughing select employee groups. Certain facility closures and headcount reduction efforts continued in the first quarter of 2021 and are expected to be completed during the first half of 2021.
The table below shows average crude oil and natural gas prices for West Texas Intermediate crude oil (“WTI”), United Kingdom Brent crude oil (“Brent”), and Henry Hub natural gas:

	Three Months Ended
	March 31,	December 31,	March 31,
	2021	2020	2020
Average global oil, $/bbl
West Texas Intermediate	$58.09	$42.52	$45.34
United Kingdom Brent	$61.04	$44.32	$50.27

Average North American Natural Gas, $/Mcf
Henry Hub	$3.50	$2.52	$1.90
The price of oil varied dramatically in 2020 with the spot prices for WTI and Brent falling from $61.14 and $67.77 per barrel, respectively, as of December 31, 2019 to lows below $15.00 per barrel in April 2020. Since that time, oil prices have increased substantially to average $58.09 and $61.04 for WTI and Brent, respectively, in the first quarter 2021, a 37% increase from the fourth quarter 2020. In addition, natural gas prices continued to increase in the first quarter 2021 with average price levels approximately 39% higher compared to the fourth quarter 2020 and 84% higher compared to the first quarter 2020.

The table below shows the average number of active drilling rigs, based on the weekly Baker Hughes Incorporated rig count, operating by geographic area and drilling for different purposes.

	Three Months Ended
	March 31,	December 31,	March 31,
	2021	2020	2020
Active Rigs by Location
United States	393	311	785
Canada	145	88	205
International	698	663	1,074
Global Active Rigs	1,236	1,062	2,064

Land vs. Offshore Rigs
Land	1,052	891	1,796
Offshore	184	171	268
Global Active Rigs	1,236	1,062	2,064

U.S. Commodity Target
Oil/Gas	302	233	671
Gas	90	76	112
Unclassified	1	2	2
Total U.S. Active Rigs	393	311	785

U.S. Well Path
Horizontal	353	272	704
Vertical	22	18	34
Directional	18	21	47
Total U.S. Active Rigs	393	311	785
A substantial portion of our revenue is impacted by the level of rig activity and the number of wells completed. The average U.S. rig count for the first quarter 2021 was 26% higher compared to the fourth quarter of 2020, but 50% lower compared to the first quarter of 2020. The U.S. rig count started 2020 at 805 working rigs and fell 70% to a low of 244 rigs in August 2020. Since that time, the number of active rigs has partially recovered, ending the first quarter 2021 at 417.
The table below shows the amount of total inbound orders by segment:

(in millions of dollars)	Three Months Ended
	March 31,	December 31,	March 31,
	2021	2020	2020
Drilling & Downhole	$57.9	$57.5	$70.0
Completions	47.2	30.3	49.9
Production	32.9	36.3	50.7
Total Orders	$138.0	$124.1	$170.6

Results of operations
Three months ended March 31, 2021 compared with three months ended March 31, 2020

	Three Months Ended March 31,		Change
(in thousands of dollars, except per share information)	2021	2020	$	%
Revenue:
Drilling & Downhole	$48,656	$76,643	$(27,987)	(36.5)%
Completions	37,843	50,823	(12,980)	(25.5)%
Production	28,031	55,605	(27,574)	(49.6)%
Eliminations	(13)	(439)	426	*
Total revenue	114,517	182,632	(68,115)	(37.3)%
Operating income (loss):
Drilling & Downhole	$(4,506)	$(4,145)	$(361)	(8.7)%
Operating margin %	(9.3)%	(5.4)%
Completions	68	(17,318)	17,386	100.4%
Operating margin %	0.2%	(34.1)%
Production	(3,841)	(8,179)	4,338	53.0%
Operating margin %	(13.7)%	(14.7)%
Corporate	(7,010)	(8,429)	1,419	16.8%
Total segment operating loss	(15,289)	(38,071)	22,782	59.8%
Operating margin %	(13.4)%	(20.8)%
Impairments of intangible assets, property and equipment	—	17,320	(17,320)	*
Loss (gain) on disposal of assets and other	(909)	16	(925)	*
Operating loss	(14,380)	(55,407)	41,027	74.0%
Interest expense	9,162	6,724	2,438	36.3%
Foreign exchange losses (gains) and other, net	3,470	(5,007)	8,477	*
Loss (gain) on extinguishment of debt	933	(7,459)	8,392	*
Deferred loan costs written off	—	1,829	(1,829)	*
Total other (income) expense, net	13,565	(3,913)	17,478	446.7%
Loss before income taxes	(27,945)	(51,494)	23,549	45.7%
Income tax expense (benefit)	1,718	(14,350)	16,068	112.0%
Net loss	$(29,663)	$(37,144)	$7,481	20.1%

Weighted average shares outstanding
Basic	5,613	5,559
Diluted	5,613	5,559
Loss per share
Basic	$(5.28)	$(6.68)
Diluted	$(5.28)	$(6.68)
* not meaningful
We sold certain assets of our ABZ and Quadrant valve brands on December 31, 2020. Therefore, our results of operations for the first quarter of 2021 may not be comparable to the results of operations for the first quarter of 2020. Refer to Note 4 Dispositions for additional information.

Revenue
Our revenue for the three months ended March 31, 2021 was $114.5 million, a decrease of $68.1 million, or 37.3%, compared to the three months ended March 31, 2020. For the three months ended March 31, 2021, our Drilling & Downhole, Completions, and Production segments comprised 42.5%, 33.0%, and 24.5% of our total revenue, respectively, which compared to 42.0%, 27.6%, and 30.4% of our total revenue, respectively, for the three months ended March 31, 2020. The overall decline in revenue is primarily related to lower sales volumes due to the significant decrease in drilling and completions activity levels. The changes in revenue by operating segment consisted of the following:
Drilling & Downhole segment — Revenue was $48.7 million for the three months ended March 31, 2021, a decrease of $28.0 million, or 36.5%, compared to the three months ended March 31, 2020. This decrease was driven by an $18.1 million, or 49.5%, decline in revenue for our Drilling Technologies product line due to lower sales volumes of consumable products and capital equipment as a result of the 50% year-over-year decline in U.S. rig activity. Revenue for our Downhole Technologies product line decreased by $9.9 million, primarily due to lower sales volumes of artificial lift products due to the significant decline in the number of well completions in the first quarter 2021 compared to 2020. Revenue for our Subsea Technologies product line was flat compared to the previous year with continued diversification of sales to customers outside the oil and natural gas industry.
Completions segment — Revenue was $37.8 million for the three months ended March 31, 2021, a decrease of $13.0 million, or 25.5%, compared to the three months ended March 31, 2020. This decline was driven by a $7.2 million decrease in sales volumes for our Coiled Tubing product line and a $5.8 million decrease in revenue for our Stimulation and Intervention product line due to the significant reduction in U.S. hydraulic fracturing and well intervention service activity levels, and the cannibalization of existing excess equipment.
Production segment — Revenue was $28.0 million for the three months ended March 31, 2021, a decrease of $27.6 million, or 49.6%, compared to the three months ended March 31, 2020. This decrease includes a $12.9 million decline from the divestiture of our ABZ and Quadrant valve brands in the fourth quarter 2020. The remaining decline was driven by a $10.3 million decline in sales volumes of our other valve brands, primarily due to lower sales into the North America upstream and midstream oil and natural gas market, and a $4.4 million decrease in revenue for our Production Equipment product line from lower sales volumes of our surface production equipment due to lower well completions activity in 2021.
Segment operating income (loss) and segment operating margin percentage
Segment operating loss for the three months ended March 31, 2021 was $15.3 million, a decline of $22.8 million compared to a loss of $38.1 million for the three months ended March 31, 2020. For the three months ended March 31, 2021, segment operating margin percentage was (13.4)% compared to (20.8)% for the three months ended March 31, 2020. Segment operating margin percentage is calculated by dividing segment operating loss by revenue for the period. The change in operating income (loss) for each segment is explained as follows:
Drilling & Downhole segment — Segment operating loss was $4.5 million, or (9.3)%, for the three months ended March 31, 2021 compared to a loss of $4.1 million, or (5.4)%, for the three months ended March 31, 2020. The $0.4 million decline in segment operating results is primarily attributable to lower gross profit from the 36.5% decline in segment revenues, partially offset by lower employee and facility related costs due to headcount, salary and other cost reductions implemented in 2020.
Completions segment — Segment operating income was $0.1 million, or 0.2%, for the three months ended March 31, 2021 compared to a segment operating loss of $17.3 million, or (34.1)%, for the three months ended March 31, 2020. Segment operating results were negatively impacted by the reduction in gross profit from the 25.5% decline in revenues discussed above. However, segment operating results improved by $17.4 million due to a $7.5 million reduction in inventory write-downs, a $6.1 million decline from lease impairments recognized in the first quarter 2020, a $1.9 million reduction in severance and restructuring related costs and lower employee and facility related costs due to headcount, salary and other cost reductions implemented in 2020.
Production segment — Segment operating loss was $3.8 million, or (13.7)%, for the three months ended March 31, 2021 compared to a loss of $8.2 million, or (14.7)%, for the three months ended March 31, 2020. Segment operating results were negatively impacted by the reduction in gross profit from the 49.6% decline in revenue discussed above, including the disposition of our ABZ and Quadrant valve brands in the fourth quarter 2020. However, segment operating results improved by $4.3 million due to a $2.6 million reduction in inventory write-downs, a $1.9 million decline from lease impairments recognized in the first quarter 2020 and lower employee and facility related costs due to headcount, salary and other cost reductions implemented in 2020.

Corporate — Selling, general and administrative expenses for Corporate were $7.0 million for the three months ended March 31, 2021, a $1.4 million decrease compared to the three months ended March 31, 2020. This decrease was primarily related to lower employee related costs and reductions in professional fees in connection with headcount, salary and other cost reductions implemented in 2020. Corporate costs include, among other items, payroll related costs for management, administration, finance, legal, and human resources personnel; professional fees for legal, accounting and related services; and marketing costs.
Other items not included in segment operating loss
Several items are not included in segment operating loss, but are included in total operating loss. These items include transaction expenses, impairments of intangible assets, property and equipment, and gain on the disposal of assets and other. Transaction expenses relate to legal and other advisory costs incurred in acquiring or disposing of businesses and are not considered to be part of segment operating income (loss). For further information related to impairments of intangible assets, property and equipment, refer to Note 7 Impairments of Long-Lived Assets.
Other income and expense
Other income and expense includes interest expense, foreign exchange losses (gains) and other, loss (gain) on extinguishment of debt, and deferred loan costs written off. We incurred $9.2 million of interest expense during the three months ended March 31, 2021, an increase of $2.4 million compared to the three months ended March 31, 2020 primarily due to higher non-cash amortization of debt discount and debt issuance costs associated with our 9.0% convertible secured notes due August 2025 (the “2025 Notes”) and a higher interest rate on our new 2025 Notes compared to our previous notes outstanding.
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
During the three months ended March 31, 2021, we repurchased an aggregate $16.5 million of principal amount of our 2025 Notes for $15.6 million. The net carrying value of the extinguished debt, including unamortized debt discount and debt issuance costs, was $14.7 million, resulting in a $0.9 million loss on extinguishment of debt.
During the three months ended March 31, 2020, we repurchased an aggregate $10.9 million of principal amount of our 2021 Notes for $3.4 million and recognized a net gain of $7.5 million reflecting the difference in the amount paid and the net carrying value of the extinguished debt, including debt issuance costs and unamortized debt premium. In addition, we wrote off $1.8 million of deferred loan costs due to the termination of discussions related to a potential exchange offer for our 2021 Notes.
Taxes
We recorded a tax expense of $1.7 million for the three months ended March 31, 2021, compared to a tax benefit of $14.4 million for the three months ended March 31, 2020. The estimated annual effective tax rates for the three months ended March 31, 2021 and 2020 were impacted by losses in jurisdictions where the recording of a tax benefit is not available. Furthermore, the tax expense or benefit recorded can vary from period to period depending on the Company’s relative mix of earnings and losses by jurisdiction.
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

Liquidity and capital resources
Sources and uses of liquidity
Our internal sources of liquidity are cash on hand and cash flows from operations, while our primary external sources include trade credit, our Credit Facility and the 2025 Notes. Our primary uses of capital have been for inventories, sales on credit to our customers and maintenance and growth capital expenditures. We continually monitor potential capital sources, including equity and debt financing, to meet our investment and target liquidity requirements. Our future success and growth will be highly dependent on our ability to generate positive operating cash flow and access outside sources of capital.
As of December 31, 2020, we had $316.9 million principal amount of 2025 Notes outstanding and $13.1 million outstanding on our revolving Credit Facility. During the first quarter of 2021, we repurchased an aggregate $16.5 million principal amount of our 2025 Notes for $15.6 million. The repurchase amount of $15.6 million includes $13.7 million paid in cash and $1.9 million payable for bonds repurchased but not yet settled as of March 31, 2021. In addition, we repaid the $13.1 million outstanding on our revolving Credit Facility. Following these transactions, we had $300.3 million principal amount of 2025 Notes and no borrowings outstanding under our Credit Facility as of March 31, 2021. The Credit Facility is scheduled to mature on October 30, 2022 and the 2025 notes are scheduled to mature in August 2025.
See Note 8 Debt for further details related to the terms for our 2025 Notes and Credit Facility.
As of March 31, 2021, we had cash and cash equivalents of $100.8 million and $141.5 million of availability under our Credit Facility. We anticipate that our future working capital requirements for our operations will fluctuate directionally with revenues. Furthermore, availability under our Credit Facility will fluctuate directionally based on the level of our eligible accounts receivable and inventory subject to applicable sublimits. In addition, we expect total 2021 capital expenditures to be less than $10.0 million, consisting of, among other items, replacing end of life machinery and equipment.
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
In 2020, we completed one disposition for total consideration of $104.6 million. For additional information, see Note 4 Dispositions. We may pursue acquisitions in the future, which may be funded with cash and/or equity. Our ability to make significant acquisitions for cash may require us to pursue additional equity or debt financing, which we may not be able to obtain on terms acceptable to us or at all.
To the extent that access to the capital and other financial markets is adversely affected by the effects of COVID-19, our customers and other counterparties may become unable to make payments to us, on a timely basis or at all, which could adversely affect our business, cash flows, liquidity, financial condition and results of operations.
Our cash flows for the three months ended March 31, 2021 and 2020 are presented below (in millions):

	Three Months Ended March 31,
	2021	2020
Net cash provided by (used in) operating activities	$(1.3)	$1.6
Net cash provided by (used in) investing activities	1.1	(0.9)
Net cash provided by (used in) financing activities	(27.5)	51.1
Effect of exchange rate changes on cash	(0.1)	(0.8)
Net increase (decrease) in cash, cash equivalents and restricted cash	$(27.8)	$51.0
Net cash provided by (used in) operating activities
Net cash used in operating activities was $1.3 million for the three months ended March 31, 2021 compared to $1.6 million of cash provided by operating activities for the three months ended March 31, 2020. This decline is primarily attributable to the decline in operating results. Net income adjusted for non-cash items used $11.8 million of cash for the three months ended March 31, 2021 compared to providing $13.4 million of cash for the three months ended March 31, 2020. This decline was partially offset by changes in working capital which provided cash of $10.4 million for the three months ended March 31, 2021 compared to using $11.9 million of cash for the three months ended March 31, 2020.
Net cash provided by (used in) investing activities
Net cash provided by investing activities was $1.1 million for the three months ended March 31, 2021 including $1.5 million of proceeds from the sale of property and equipment, partially offset by $0.4 million of capital expenditures. Net cash provided by investing activities was $0.9 million for the three months ended March 31, 2020, primarily related to $1.0 million of capital expenditures for property and equipment.
Net cash provided by (used in) financing activities
Net cash used in financing activities was $27.5 million for the three months ended March 31, 2021 compared to $51.1 million provided by financing activities for the three months ended March 31, 2020. Net cash used in financing activities for the three months ended March 31, 2021 includes $13.7 million of cash used to repurchase 2025 Notes and $13.1 million of repayments on the revolving Credit Facility. Net cash provided by financing activities for the three months ended March 31, 2020 primarily includes $55.0 million of borrowings on the revolving Credit Facility, partially offset by $3.4 million of repurchases of our previous 2021 Notes.
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

Summarized financial information for the year-to-date interim period and the most recent annual period was as follows (in thousands):

	Three Months Ended March 31,
Summarized Statements of Operations	2021	2020
Revenue	$82,197	$147,384
Cost of sales	66,041	133,195
Operating loss	(18,734)	(51,072)
Net loss	(29,663)	(37,144)

	March 31, 2021	December 31, 2020
Summarized Balance Sheet
Current assets	$347,796	$385,364
Noncurrent assets	323,907	332,486

Current liabilities	$109,541	$105,393
Payables to non-guarantor subsidiaries	103,533	102,885
Noncurrent liabilities	297,234	324,954
Off-balance sheet arrangements
As of March 31, 2021, we had no off-balance sheet instruments or financial arrangements, other than letters of credit entered into in the ordinary course of business.
Critical accounting policies and estimates
There have been no material changes in our critical accounting policies and procedures during the three months ended March 31, 2021. For a detailed discussion of our critical accounting policies and estimates, refer to our 2020 Annual Report on Form 10-K. For recent accounting pronouncements, refer to Note 2 Recent Accounting Pronouncements.

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
Our management, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b) as of March 31, 2021. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2021.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
Information related to Item 1. Legal Proceedings is included in Note 12 Commitments and Contingencies, which is incorporated herein by reference.
Item 1A. Risk Factors
For additional information about our risk factors, see “Risk Factors” in Item 1A of our 2020 Annual Report on Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None

Item 6. Exhibits

Exhibit
Number		DESCRIPTION

10.1**#	—	Form of 2021 Phantom Unit Agreement (Chief Executive Officer).

10.2**#	—	Form of 2021 Performance Restricted Stock Unit Agreement (Chief Executive Officer).

10.3**#	—	Form of 2021 Performance Phantom Unit Agreement (Executive Management).

10.4**#	—	Form of 2021 Restricted Stock Unit Agreement (Executive Management).

10.5*	—
Asset Purchase Agreement, dated December 31, 2020, by and among Forum US, Inc., Anvil International, LLC and, for the limited purposes set forth therein, Forum Energy Technologies, Inc. (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 4, 2021).

22.1**	—	Subsidiary guarantors of the Company's Convertible Secured Notes due 2025.

31.1**	—	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	—	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	—	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	—	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	—	Inline XBRL Instance Document

101.SCH**	—	Inline XBRL Taxonomy Extension Schema Document.

101.CAL**	—	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB**	—	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE**	—	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF**	—	Inline XBRL Taxonomy Extension Definition Linkbase Document.

104**	—	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*Previously filed.
**Filed herewith.
#Identifies management contracts and compensatory plans or arrangements.

SIGNATURES
As required by Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has authorized this report to be signed on its behalf by the undersigned authorized individuals.

FORUM ENERGY TECHNOLOGIES, INC.
Date:	May 7, 2021	By:	/s/ D. Lyle Williams, Jr.
D. Lyle Williams, Jr.
Executive Vice President and Chief Financial Officer
(As Duly Authorized Officer and Principal Financial Officer)

		By:	/s/ John McElroy
John McElroy
Vice President and Chief Accounting Officer
(As Duly Authorized Officer and Principal Accounting Officer)