Form 10-Q
period 2021-06-30
FORUM ENERGY TECHNOLOGIES, INC.
filed 2021-08-06
CIK 1401257

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________________
FORM 10-Q
___________________________________

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of August 3, 2021 there were 5,627,653 common shares outstanding.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements

Forum Energy Technologies, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Loss
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share information)	2021	2020	2021	2020
Revenue	$137,420	$113,275	$251,937	$295,907
Cost of sales	105,216	100,373	193,548	260,915
Gross profit	32,204	12,902	58,389	34,992
Operating expenses
Selling, general and administrative expenses	42,184	48,362	83,658	108,523
Impairments of intangible assets, property and equipment	—	112	—	17,432
Gain on disposal of assets and other	(360)	(550)	(1,269)	(534)
Total operating expenses	41,824	47,924	82,389	125,421
Operating loss	(9,620)	(35,022)	(24,000)	(90,429)
Other expense (income)
Interest expense	7,775	6,420	16,937	13,144
Foreign exchange and other losses (gains), net	(939)	631	2,531	(4,376)
Loss (gain) on extinguishment of debt	4,161	(36,285)	5,094	(43,744)
Deferred loan costs written off	—	130	—	1,959
Total other expense (income), net	10,997	(29,104)	24,562	(33,017)
Loss before income taxes	(20,617)	(5,918)	(48,562)	(57,412)
Income tax expense (benefit)	1,189	(424)	2,907	(14,774)
Net loss	(21,806)	(5,494)	(51,469)	(42,638)

Weighted average shares outstanding
Basic	5,638	5,580	5,625	5,569
Diluted	5,638	5,580	5,625	5,569
Loss per share
Basic	$(3.87)	$(0.98)	$(9.15)	$(7.66)
Diluted	(3.87)	(0.98)	(9.15)	(7.66)

Other comprehensive income (loss), net of tax:
Net loss	(21,806)	(5,494)	(51,469)	(42,638)
Change in foreign currency translation, net of tax of $0	66	1,900	3,218	(6,946)
Gain (loss) on pension liability	(21)	(22)	56	(1)
Comprehensive loss	$(21,761)	$(3,616)	$(48,195)	$(49,585)
The accompanying notes are an integral part of these condensed consolidated financial statements.

Forum Energy Technologies, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)

(in thousands, except share information)	June 30, 2021	December 31, 2020
Assets
Current assets
Cash and cash equivalents	$60,361	$128,617
Accounts receivable—trade, net of allowances of $10,073 and $9,217	106,909	80,606
Inventories, net	227,987	251,747
Prepaid expenses and other current assets	21,593	19,018
Accrued revenue	1,205	1,687
Costs and estimated profits in excess of billings	8,879	8,516
Total current assets	426,934	490,191
Property and equipment, net of accumulated depreciation	104,526	113,668
Operating lease assets	28,503	31,520
Deferred financing costs, net	—	249
Intangible assets, net	227,638	240,444
Deferred income taxes, net	132	102
Other long-term assets	16,428	13,752
Total assets	$804,161	$889,926
Liabilities and equity
Current liabilities
Current portion of long-term debt	$1,024	$1,322
Accounts payable—trade	72,288	46,351
Accrued liabilities	65,790	67,581
Deferred revenue	6,547	7,863
Billings in excess of costs and profits recognized	5,505	1,817
Total current liabilities	151,154	124,934
Long-term debt, net of current portion	231,696	293,373
Deferred income taxes, net	1,595	1,952
Operating lease liabilities	39,433	44,536
Other long-term liabilities	18,573	18,895
Total liabilities	442,451	483,690
Commitments and contingencies
Equity
Common stock, $0.01 par value, 14,800,000 shares authorized, 6,038,371 and 5,992,400 shares issued	60	60
Additional paid-in capital	1,246,389	1,242,720
Treasury stock at cost, 410,877 shares	(134,499)	(134,499)
Retained deficit	(653,125)	(601,656)
Accumulated other comprehensive loss	(97,115)	(100,389)
Total equity	361,710	406,236
Total liabilities and equity	$804,161	$889,926
The accompanying notes are an integral part of these condensed consolidated financial statements.

Forum Energy Technologies, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
(in thousands)	2021	2020
Cash flows from operating activities
Net loss	$(51,469)	$(42,638)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation expense	9,222	13,296
Amortization of intangible assets	12,662	13,371
Impairments of intangible assets, property and equipment	—	17,432
Impairments of operating lease assets	—	9,338
Inventory write down	2,617	16,379
Stock-based compensation expense	3,810	5,760
Loss (gain) on extinguishment of debt	5,094	(43,744)
Deferred loan costs written off	—	1,959
Deferred income taxes	(320)	385
Noncash losses and other, net	3,909	686
Changes in operating assets and liabilities
Accounts receivable—trade	(27,585)	60,900
Inventories	21,463	18,279
Prepaid expenses and other assets	(5,153)	(13,236)
Cost and estimated profit in excess of billings	165	(957)
Accounts payable, deferred revenue and other accrued liabilities	24,262	(56,198)
Billings in excess of costs and estimated profits earned	3,679	(3,089)
Net cash provided by (used in) operating activities	$2,356	$(2,077)
Cash flows from investing activities
Capital expenditures for property and equipment	(704)	(1,538)
Proceeds from sale of property and equipment	2,106	1,336
Net working capital settlement from sale of business	(1,283)	—
Net cash provided by (used in) investing activities	$119	$(202)
Cash flows from financing activities
Borrowings on revolving Credit Facility	—	85,000
Repayments on revolving Credit Facility	(13,126)	—
Cash paid to repurchase 2025 Notes and 2021 Notes	(56,731)	(27,615)
Payment of capital lease obligations	(783)	(565)
Repurchases of stock	(141)	(181)
Deferred financing costs	—	(2,259)
Net cash provided by (used in) financing activities	$(70,781)	$54,380

Effect of exchange rate changes on cash	50	(334)

Net increase (decrease) in cash, cash equivalents and restricted cash	(68,256)	51,767
Cash, cash equivalents and restricted cash at beginning of period	128,617	57,911
Cash, cash equivalents and restricted cash at end of period	$60,361	$109,678

Noncash activities
Operating lease right of use assets obtained in exchange for lease obligations	874	690
Finance lease right of use assets obtained in exchange for lease obligations	228	1,384

The accompanying notes are an integral part of these condensed consolidated financial statements.

Forum Energy Technologies, Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited)

Six Months Ended June 30, 2021
(in thousands)	Common stock	Additional paid-in capital	Treasury stock	Retained deficit	Accumulated other comprehensive income / (loss)	Total equity
Balance at December 31, 2020	$60	$1,242,720	$(134,499)	$(601,656)	$(100,389)	$406,236
Stock-based compensation expense	—	1,896	—	—	—	1,896
Restricted stock issuance, net of forfeitures	—	(139)	—	—	—	(139)
Currency translation adjustment	—	—	—	—	3,152	3,152
Change in pension liability	—	—	—	—	77	77
Net loss	—	—	—	(29,663)	—	(29,663)
Balance at March 31, 2021	$60	$1,244,477	$(134,499)	$(631,319)	$(97,160)	$381,559
Stock-based compensation expense	—	1,914	—	—	—	1,914
Restricted stock issuance, net of forfeitures	—	(2)	—	—	—	(2)
Currency translation adjustment	—	—	—	—	66	66
Change in pension liability	—	—	—	—	(21)	(21)
Net loss	—	—	—	(21,806)	—	(21,806)
Balance at June 30, 2021	$60	$1,246,389	$(134,499)	$(653,125)	$(97,115)	$361,710

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

Forum Energy Technologies, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

1. Organization and Basis of Presentation
Forum Energy Technologies, Inc. (the “Company,” "FET," “we,” “our,” or “us”), a Delaware corporation, is a global company serving the oil, natural gas, industrial and renewable energy industries. FET provides value added solutions that increase the safety and efficiency of energy exploration and production. We are an environmentally and socially responsible company headquartered in Houston, Texas with manufacturing, distribution and service facilities strategically located throughout the world.
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of the Company include the accounts of the Company and its subsidiaries. All intercompany transactions have been eliminated in consolidation. Certain reclassifications have been made to prior year amounts to conform with the current year presentation.
In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for the fair statement of the Company’s financial position, results of operations and cash flows have been included. Operating results for the six months ended June 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021 or any other interim period.
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
COVID-19 Impacts
The outbreak of COVID-19 in 2020 caused significant disruptions in the U.S. and world economies which led to significant reductions in demand for crude oil. As a result, many companies in the energy industry have sought protection under Chapter 11 of the U.S. Bankruptcy Code. During the first half of 2021, distribution of vaccines resulted in reopening of certain economies and increasing demand for oil and natural gas. However, ongoing COVID-19 outbreaks and new variants of the virus continue to cause disruptions in global supply chains which have led to inflationary pressures for certain goods and services. We anticipate that our liquidity, financial condition and future results of operations will continue to be impacted by ongoing developments from the COVID-19 pandemic.
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
Accounting Standards Issued But Not Yet Adopted
Convertible Debt. In August 2020, the FASB issued ASU No. 2020-06 Accounting for Convertible Instruments and Contracts in an Entity's Own Equity. This update reduces the number of accounting models for convertible debt instruments resulting in fewer embedded conversion features being separately recognized from the host contract as compared with current GAAP. Convertible instruments that continue to be subject to separation models are (1) those with embedded conversion features that are not clearly and closely related to the host contract, that meet the definition of a derivative, and that do not qualify for a scope exception from derivative accounting and (2) convertible debt instruments issued with substantial premiums for which the premiums are recorded as paid-in-capital. In addition, this update also makes targeted changes to the disclosures for convertible instruments and earnings-per-

Forum Energy Technologies, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
share guidance. This guidance may be adopted through either a modified retrospective or fully retrospective method of transition. This guidance will be effective for us in the first quarter of 2022. We are currently evaluating the impact of this new guidance. However, we currently expect that the adoption of this guidance will not have a material impact on our consolidated financial statements.
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
The following table reflects the changes in our contract assets and contract liabilities balances for the six months ended June 30, 2021 (in thousands):

	June 30, 2021	December 31, 2020	Increase / (Decrease)
			$	%
Accrued revenue	$1,205	$1,687
Costs and estimated profits in excess of billings	8,879	8,516
Contract assets	$10,084	$10,203	$(119)	(1)%

Deferred revenue	$6,547	$7,863
Billings in excess of costs and profits recognized	5,505	1,817
Contract liabilities	$12,052	$9,680	$2,372	25%
During the six months ended June 30, 2021, our contract assets decreased by $0.1 million and our contract liabilities increased by $2.4 million due to the timing of billings for significant projects within our Subsea product line.
During the six months ended June 30, 2021, we recognized $7.4 million of revenue that was included in the contract liability balance at the beginning of the period.
As substantially all of our contracts are less than one year in duration, we have elected to apply the practical expedient which allows an entity to exclude disclosures about its remaining performance obligations if the performance obligation is part of a contract that has an original expected duration of one year or less.
4. Dispositions
2020 Disposition of ABZ and Quadrant Valves
On December 31, 2020, we sold certain assets of our ABZ and Quadrant valve brands for cash consideration of $104.6 million. This transaction was accounted for as a disposition of a business. We recognized a gain on disposition of $88.4 million based on the difference in cash received less $14.9 million of net book value of assets sold and $1.3 million of cash paid in the second quarter 2021 for the net working capital settlement related to this disposition. Pro forma results of operations for this disposition have not been presented because the effects were not material to the consolidated financial statements.

Forum Energy Technologies, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
5. Inventories
Our significant components of inventory at June 30, 2021 and December 31, 2020 were as follows (in thousands):

	June 30, 2021	December 31, 2020
Raw materials and parts	$83,910	$151,531
Work in process	17,432	15,946
Finished goods	202,141	229,212
Gross inventories	303,483	396,689
Inventory reserve	(75,496)	(144,942)
Inventories	$227,987	$251,747

6. Intangible Assets
Intangible assets consisted of the following as of June 30, 2021 and December 31, 2020, respectively (in thousands):

	June 30, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Intangibles	Amortization Period (In Years)
Customer relationships	$268,870	$(126,066)	$142,804	10 - 15
Patents and technology	89,229	(27,044)	62,185	5 - 19
Non-compete agreements	190	(155)	35	2 - 6
Trade names	42,988	(24,191)	18,797	7 - 19
Trademarks	5,089	(1,272)	3,817	15
Intangible Assets Total	$406,366	$(178,728)	$227,638

	December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Intangibles	Amortization Period (In Years)
Customer relationships	$272,470	$(121,294)	$151,176	10 - 15
Patents and technology	89,626	(24,440)	65,186	5 - 19
Non-compete agreements	190	(137)	53	2 - 6
Trade names	42,984	(22,941)	20,043	7 - 19
Trademarks	5,089	(1,103)	3,986	15
Intangible Assets Total	$410,359	$(169,915)	$240,444

Forum Energy Technologies, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
7. Impairments of Long-Lived Assets
Long-lived assets with definite lives are tested for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable.
During the six months ended June 30, 2021, there were no impairments of long-lived assets.
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
As a result, during the six months ended June 30, 2020, we determined that certain long-lived assets were impaired as their carrying values exceeded their fair values. The amount of the impairment charges were measured as the difference between the carrying value and the estimated fair value of the assets. The fair value was determined either through analysis of discounted future cash flows or, for certain real estate, based on a third party's sales price estimate (classified within level 3 of the fair value hierarchy).
Following is a summary of impairment charges recognized in our segments during the six months ended June 30, 2020 (in thousands):

Impairments of:	Drilling & Downhole	Completions	Production	Total Impairments
Property and equipment (1)	1,068	9,608	1,498	12,174
Intangible assets (2)	5,258	—	—	5,258
Operating lease right of use assets (3)	1,284	6,139	1,915	9,338
Total impairments	$7,610	$15,747	$3,413	$26,770

(1) These charges are included in Impairments of intangible assets, property and equipment in the condensed consolidated statements of comprehensive loss.
(2) These charges are included in Impairments of intangible assets, property and equipment in the condensed consolidated statements of comprehensive loss and primarily include customer relationships, technology and distributor relationships.
(3) $8.6 million of these charges are included in Cost of sales and $0.7 million are included in Selling, general and administrative expenses in the condensed consolidated statements of comprehensive loss.
8. Debt
Notes payable and lines of credit as of June 30, 2021 and December 31, 2020 consisted of the following (in thousands):

	June 30, 2021	December 31, 2020
2025 Notes	258,837	316,863
Unamortized debt discount	(22,348)	(30,248)
Debt issuance cost	(5,486)	(7,318)
Credit Facility	—	13,126
Other debt	1,717	2,272
Total debt	232,720	294,695
Less: current maturities	(1,024)	(1,322)
Long-term debt	$231,696	$293,373

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
During the six months ended June 30, 2021, we repurchased an aggregate $58.0 million of principal amount of our 2025 Notes for $56.7 million. The net carrying value of the extinguished debt, including unamortized debt discount and debt issuance costs, was $51.6 million, resulting in a $5.1 million loss on extinguishment of debt.
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
Availability under the Credit Facility is subject to a borrowing base calculated by reference to eligible accounts receivable in the U.S., Canada and certain other jurisdictions (subject to a cap) and eligible inventory in the U.S. and Canada. Such eligible accounts receivable and eligible inventory serve as priority collateral for the Credit Facility, which is also secured on a second lien basis by substantially all of the Company's other assets. The amount of eligible inventory included in the borrowing base is restricted to the lesser of $130.0 million (subject to a quarterly reduction of $0.5 million that started on October 1, 2020) and 80.0% of the total borrowing base. Our borrowing capacity under the Credit Facility could be reduced or eliminated, depending on future fluctuations in our receivables and inventory. As of June 30, 2021, our total borrowing base was $140.6 million, of which no amounts were drawn and $14.8 million was used for security of outstanding letters of credit, resulting in remaining availability of $125.8 million.
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
Letters of Credit and Guarantees
We execute letters of credit in the normal course of business to secure the delivery of product from specific vendors and also to guarantee our fulfillment of performance obligations relating to certain large contracts. We had $14.8 million and $15.6 million in total outstanding letters of credit as of June 30, 2021 and December 31, 2020, respectively.
9. Income Taxes
For interim periods, our income tax expense or benefit is computed based on our estimated annual effective tax rate and any discrete items that impact the interim periods. For the three and six months ended June 30, 2021, we recorded a tax expense of $1.2 million and $2.9 million, respectively, compared to a tax benefit of $0.4 million and $14.8 million for the three and six months ended June 30, 2020, respectively. The estimated annual effective tax rates for the six months ended June 30, 2021 and 2020 were impacted by losses in jurisdictions where the recording of a tax benefit is not available. Furthermore, the tax expense or benefit recorded can vary from period to period depending on the Company’s relative mix of earnings and losses by jurisdiction.
The tax benefit for the six months ended June 30, 2020 includes a $16.6 million benefit related to a carryback claim for U.S. federal tax losses based on provisions in the U.S. Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), which was signed into law on March 27, 2020. The CARES Act provided relief to corporate taxpayers by permitting a five-year carryback of 2018-2020 NOLs, increased the 30% limitation on interest expense deductibility to 50% of adjusted taxable income for 2019 and 2020, and accelerated refunds for minimum tax credit carryforwards, among other provisions. The tax effects of changes in tax laws are recognized in the period in which the law is enacted.
We have deferred tax assets related to net operating loss and other tax carryforwards in the U.S. and in certain states and foreign jurisdictions. We recognize deferred tax assets to the extent that we believe these assets are more likely than not to be realized. In making such a determination, we consider all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning and recent operating results. As of June 30, 2021, we do not anticipate being able to fully utilize all of the losses prior to their expiration in the following jurisdictions: the U.S., the U.K., Germany, Singapore, China and Saudi Arabia. As a result, we have certain valuation allowances against our deferred tax assets as of June 30, 2021.

Forum Energy Technologies, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
10. Fair Value Measurements
The Company had zero and $13.1 million of borrowings outstanding under the Credit Facility as of June 30, 2021 and December 31, 2020, respectively. The Credit Facility incurs interest at a variable interest rate, and therefore, the carrying amount approximates fair value. The fair value of the debt is classified as a Level 2 measurement because interest rates charged are similar to other financial instruments with similar terms and maturities.
The fair value of our 2025 Notes is estimated using Level 2 inputs in the fair value hierarchy and is based on quoted prices for those or similar instruments. At June 30, 2021, the fair value and the carrying value of our 2025 Notes approximated $257.0 million and $231.0 million, respectively. At December 31, 2020, the fair value and the carrying value of our 2025 Notes approximated $200.3 million and $279.3 million, respectively.
There were no other outstanding financial assets as of June 30, 2021 and December 31, 2020 that required measuring the amounts at fair value. We did not change our valuation techniques associated with recurring fair value measurements from prior periods, and there were no transfers between levels of the fair value hierarchy during the six months ended June 30, 2021.
11. Business Segments
The Company reports results of operations in the following three reporting segments: Drilling & Downhole, Completions and Production. The amounts indicated below as “Corporate” relate to costs and assets not allocated to the reportable segments. Summary financial data by segment follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenue:
Drilling & Downhole	$61,570	$47,183	110,226	123,826
Completions	46,516	17,583	84,359	68,406
Production	29,337	48,597	57,368	104,202
Eliminations	(3)	(88)	(16)	(527)
Total revenue	$137,420	$113,275	$251,937	$295,907

Operating loss
Drilling & Downhole	$2,701	$(9,399)	$(1,805)	$(13,544)
Completions	(370)	(17,813)	(302)	(35,131)
Production	(4,041)	(1,057)	(7,882)	(9,236)
Corporate	(8,270)	(7,191)	(15,280)	(15,620)
Segment operating loss	(9,980)	(35,460)	(25,269)	(73,531)
Impairments of intangible assets, property and equipment	—	112	—	17,432
Gain on disposal of assets and other	(360)	(550)	(1,269)	(534)
Operating loss	$(9,620)	$(35,022)	$(24,000)	$(90,429)

Forum Energy Technologies, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
A summary of consolidated assets by reportable segment is as follows (in thousands):

	June 30, 2021	December 31, 2020
Drilling & Downhole	$316,630	$314,375
Completions	350,102	356,645
Production	86,186	92,949
Corporate	51,243	125,957
Total assets	$804,161	$889,926
Corporate assets primarily include cash and certain prepaid assets.
The following table presents our revenues disaggregated by product line (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Drilling Technologies	$27,624	$19,971	$46,144	$56,609
Downhole Technologies	16,613	12,673	31,706	37,624
Subsea Technologies	17,333	14,539	32,376	29,593
Stimulation and Intervention	24,354	8,520	43,056	32,996
Coiled Tubing	22,162	9,063	41,303	35,410
Production Equipment	17,399	19,430	31,793	38,179
Valve Solutions	11,938	29,167	25,575	66,023
Eliminations	(3)	(88)	(16)	(527)
Total revenue	$137,420	$113,275	$251,937	$295,907
The following table presents our revenues disaggregated by geography (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
United States	$77,400	$70,296	$145,714	$194,186
Canada	10,120	11,599	19,081	19,551
Europe & Africa	15,563	8,458	28,227	19,604
Middle East	11,939	10,007	22,280	23,147
Asia-Pacific	14,915	4,030	23,795	22,823
Latin America	7,483	8,885	12,840	16,596
Total Revenue	$137,420	$113,275	$251,937	$295,907

12. Commitments and Contingencies
In the ordinary course of business, the Company is, and in the future could be, involved in various pending or threatened legal actions, some of which may or may not be covered by insurance. Management reviewed such pending judicial and legal proceedings, the reasonably anticipated costs and expenses in connection with such proceedings, and the availability and limits of insurance coverage, and has established reserves that are believed to be appropriate in light of those outcomes that are believed to be probable and can be estimated. The reserves accrued at June 30, 2021 and December 31, 2020, respectively, are immaterial. In the opinion of management, the Company’s ultimate liability, if any, with respect to these actions is not expected to have a material adverse effect on the Company’s financial position, results of operations or cash flows.

Forum Energy Technologies, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
For further disclosure regarding certain litigation matters, refer to Note 13 of the notes to the consolidated financial statements included in Item 8 of the Company’s 2020 Annual Report on Form 10-K filed with the SEC on March 2, 2021. There have been no material changes related to these matters during the six months ended June 30, 2021.
13. Loss Per Share
The calculation of basic and diluted earnings per share for each period presented was as follows (dollars and shares in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net loss	$(21,806)	$(5,494)	(51,469)	(42,638)

Basic - weighted average shares outstanding	5,638	5,580	5,625	5,569
Dilutive effect of stock options and restricted stock	—	—	—	—
Dilutive effect of convertible notes due 2025	—	—	—	—
Diluted - weighted average shares outstanding	5,638	5,580	5,625	5,569

Loss per share
Basic	$(3.87)	$(0.98)	$(9.15)	$(7.66)
Diluted	$(3.87)	$(0.98)	$(9.15)	$(7.66)
For all periods presented, we excluded all potentially dilutive restricted shares, stock options and the assumed conversion of the 2025 Notes in calculating diluted earnings per share as the effect was anti-dilutive due to net losses incurred for these periods.
14. Stockholders' Equity
Stock-based compensation
During the six months ended June 30, 2021, the Company granted 73,839 restricted stock units that vest ratably over three years. The Company also granted 66,524 contingent restricted stock units that vest ratably over three years dependent upon achieving a minimum stock price of $23.49 for 20 trading days during each performance period.
Liability-classified awards
During the six months ended June 30, 2021, the Company granted 66,524 cash-settled phantom stock units that vest ratably over three years. These awards have a maximum payout that is calculated based on five times the stock price on the date of grant.
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
Overview
We are a global company serving the oil, natural gas, industrial and renewable energy industries. FET provides value added solutions that increase the safety and efficiency of energy exploration and production. We are an environmentally and socially responsible company headquartered in Houston, Texas with manufacturing, distribution and service facilities strategically located throughout the world. Our products include highly engineered capital equipment as well as consumable products. These consumable products are used in drilling, well construction and completions activities, within the supporting infrastructure, and at processing centers and refineries. Our engineered capital products are directed at drilling rig equipment for new rigs, upgrades and refurbishment projects, subsea construction and development projects, pressure pumping equipment, the placement of production equipment on new producing wells, downstream capital projects and capital equipment for renewable energy projects. Our products are aimed at improving the safety, efficiency, and environmental and social impact of our customers' operations. For the six months ended June 30, 2021, approximately 80% of our revenue was derived from consumable products and activity-based equipment, while the balance was primarily derived from capital products with a small amount from rental and other services.
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
•Completions. This segment designs, manufactures and supplies products and provides related services to the coiled tubing, well stimulation and intervention markets. The products and related services consist primarily of: (i) capital and consumable products sold to the pressure pumping, hydraulic fracturing and flowback services markets, including hydraulic fracturing pumps, cooling systems, high-pressure flexible hoses and flow iron as well as wireline cable and pressure control equipment used in the well completion and intervention service markets; and (ii) coiled tubing strings and coiled line pipe and related services.
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
In 2020, the COVID-19 pandemic and associated actions taken around the world to mitigate the spread of COVID-19 caused unprecedented declines in economic activity, energy demand and oil and natural gas prices. In response, OPEC+ implemented significant reductions in oil production and North American exploration and production companies aggressively reduced drilling and completion activities. The extreme volatility and lower price environment in 2020 created a very challenging market for all sub-sectors of the oil and natural gas industry, including those in which the Company competes.
During the first half of 2021, distribution of vaccines resulted in reopening of certain economies and increasing demand for oil and natural gas. In addition, oil supply has been impacted by ongoing constraints by OPEC+ and capital discipline by North American exploration and production companies. As a result of these supply and demand factors, commodity prices have increased substantially in the first half of 2021. However, ongoing COVID-19 outbreaks and new variants of the virus continue to cause disruptions in global supply chains which have led to inflationary pressures for certain goods and services.
Our revenues are highly correlated to the U.S. drilling rig count which has increased to 470 rigs as of the end of the second quarter of 2021 from a low of 244 rigs in August 2020. Furthermore, the level of active hydraulic fracturing fleets also increased substantially in the first half of 2021 in order to meet increasing oil demand. Due to market conditions, publicly owned exploration and production companies in North America remain under pressure to generate positive cash flows and constrain capital and maintenance expenditures. In contrast, privately owned exploration and production companies in North America have increased their drilling and completions activity levels in response to the higher oil and natural gas price environment. In addition, consolidation of exploration and production and service companies has continued in 2021.
While activity levels in international regions, as well as global offshore and subsea activity, were also impacted by COVID-19 related activity disruptions, international revenue for our drilling and subsea capital equipment offerings have recently increased due to an improved outlook for our international drilling customers and the diversification of our subsea product line revenue outside of the oil and natural gas industry.
Demand for products in our Valve Solutions product line is driven by capital projects and maintenance spending in the upstream, midstream and downstream markets. As such, revenue for our Valve Solutions product line has also been negatively affected by lower energy prices and the impacts of COVID-19 on the global economy.
On December 31, 2020, we sold assets pertaining to our ABZ and Quadrant valve brands for total consideration of $104.6 million and recognized a gain on disposition of $88.4 million. The disposition of these brands resulted in a substantial decrease in our Valve Solutions product line’s revenue compared to the prior year.
Although we experienced some operational inefficiencies, our manufacturing facilities and business operations have not experienced work stoppages due to COVID-19 or associated government regulations. However, in response to the decline in demand for our products and decreases in revenue, we implemented significant cost reduction actions, including exiting facilities, lowering headcount, reducing salaries, suspending the Company’s matching contribution to the U.S. and Canada defined contribution retirement plans, and furloughing select employee groups. Certain facility closures and headcount reduction efforts continued in the first half of 2021.
The table below shows average crude oil and natural gas prices for West Texas Intermediate crude oil (“WTI”), United Kingdom Brent crude oil (“Brent”), and Henry Hub natural gas:

	Three Months Ended
	June 30,	March 31,	June 30,
	2021	2021	2020
Average global oil, $/bbl
West Texas Intermediate	$66.19	$58.09	$27.96
United Kingdom Brent	$68.98	$61.04	$29.70

Average North American Natural Gas, $/Mcf
Henry Hub	$2.95	$3.50	$1.70
The price of oil varied dramatically in 2020 with the spot prices for WTI and Brent falling from $61.14 and $67.77 per barrel, respectively, as of December 31, 2019 to lows below $15.00 per barrel in April 2020. Since that time, oil prices have rebounded to an average of $66.19 and $68.98 for WTI and Brent, respectively, in the second quarter 2021. In addition, natural gas prices remained above prior year levels with average prices approximately 74% higher compared to the second quarter 2020.

The table below shows the average number of active drilling rigs, based on the weekly Baker Hughes Incorporated rig count, operating by geographic area and drilling for different purposes.

	Three Months Ended
	June 30,	March 31,	June 30,
	2021	2021	2020
Active Rigs by Location
United States	450	393	392
Canada	72	145	25
International	734	698	834
Global Active Rigs	1,256	1,236	1,251

Land vs. Offshore Rigs
Land	1,065	1,052	1,029
Offshore	191	184	222
Global Active Rigs	1,256	1,236	1,251

U.S. Commodity Target
Oil/Gas	352	302	308
Gas	97	90	82
Unclassified	1	1	2
Total U.S. Active Rigs	450	393	392

U.S. Well Path
Horizontal	408	353	353
Vertical	18	22	14
Directional	24	18	25
Total U.S. Active Rigs	450	393	392
A substantial portion of our revenue is impacted by the level of rig activity and the number of wells completed. The average U.S. rig count for the second quarter 2021 was 15% higher compared to the first quarter of 2021 and second quarter of 2020. The U.S. rig count started 2020 at 805 working rigs and fell 70% to a low of 244 rigs in August 2020. Since that time, the number of active rigs has partially recovered, ending the second quarter 2021 at 470.
The table below shows the amount of total inbound orders by segment:

(in millions of dollars)	Three Months Ended			Six Months Ended
	June 30,	March 31,	June 30,	June 30,	June 30,
	2021	2021	2020	2021	2020
Drilling & Downhole	$80.5	$57.9	$42.3	$138.4	$112.3
Completions	47.4	47.2	14.2	94.6	64.1
Production	30.9	32.9	29.1	63.8	79.8
Total Orders	$158.8	$138.0	$85.6	$296.8	$256.2

Results of operations
Three months ended June 30, 2021 compared with three months ended June 30, 2020

	Three Months Ended June 30,		Change
(in thousands of dollars, except per share information)	2021	2020	$	%
Revenue:
Drilling & Downhole	$61,570	$47,183	$14,387	30.5%
Completions	46,516	17,583	28,933	164.6%
Production	29,337	48,597	(19,260)	(39.6)%
Eliminations	(3)	(88)	85	*
Total revenue	137,420	113,275	24,145	21.3%
Operating income (loss):
Drilling & Downhole	$2,701	$(9,399)	$12,100	128.7%
Operating margin %	4.4%	(19.9)%
Completions	(370)	(17,813)	17,443	97.9%
Operating margin %	(0.8)%	(101.3)%
Production	(4,041)	(1,057)	(2,984)	(282.3)%
Operating margin %	(13.8)%	(2.2)%
Corporate	(8,270)	(7,191)	(1,079)	(15.0)%
Total segment operating loss	(9,980)	(35,460)	25,480	71.9%
Operating margin %	(7.3)%	(31.3)%
Impairments of intangible assets, property and equipment	—	112	(112)	*
Gain on disposal of assets and other	(360)	(550)	190	*
Operating loss	(9,620)	(35,022)	25,402	72.5%
Interest expense	7,775	6,420	1,355	21.1%
Foreign exchange losses (gains) and other, net	(939)	631	(1,570)	*
Loss (gain) on extinguishment of debt	4,161	(36,285)	40,446	*
Deferred loan costs written off	—	130	(130)	*
Total other (income) expense, net	10,997	(29,104)	40,101	137.8%
Loss before income taxes	(20,617)	(5,918)	(14,699)	(248.4)%
Income tax expense (benefit)	1,189	(424)	1,613	380.4%
Net loss	$(21,806)	$(5,494)	$(16,312)	(296.9)%

Weighted average shares outstanding
Basic	5,638	5,580
Diluted	5,638	5,580
Loss per share
Basic	$(3.87)	$(0.98)
Diluted	$(3.87)	$(0.98)
* not meaningful
We sold certain assets of our ABZ and Quadrant valve brands on December 31, 2020. Therefore, our results of operations for the second quarter of 2021 may not be comparable to the results of operations for the second quarter of 2020. Refer to Note 4 Dispositions for additional information.

Revenue
Our revenue for the three months ended June 30, 2021 was $137.4 million, an increase of $24.1 million, or 21.3%, compared to the three months ended June 30, 2020. For the three months ended June 30, 2021, our Drilling & Downhole, Completions, and Production segments comprised 44.8%, 33.9%, and 21.3% of our total revenue, respectively, which compared to 41.7%, 15.4%, and 42.9% of our total revenue, respectively, for the three months ended June 30, 2020. The overall increase in revenue is primarily related to higher sales volumes due to improving market conditions in the second quarter 2021 compared to the second quarter 2020 which was negatively impacted by the onset of the COVID 19 pandemic. The changes in revenue by operating segment consisted of the following:
Drilling & Downhole segment — Revenue was $61.6 million for the three months ended June 30, 2021, an increase of $14.4 million, or 30.5%, compared to the three months ended June 30, 2020. This increase was driven by a $7.7 million, or 38.3%, increase in revenue for our Drilling Technologies product line due to higher sales volumes of handling tools into international markets and higher sales of consumable products as a result of the improving U.S. activity levels in the second quarter 2021. Revenue for our Downhole Technologies product line increased by $3.9 million, primarily due to higher sales volumes of artificial lift products due to the increase in the number of well completions and workover activity in the second quarter 2021 compared to 2020. Revenue for our Subsea Technologies product line increased by $2.8 million primarily due to higher replacement part sales in the second quarter 2021 compared to the second quarter 2020, which was negatively impacted by the onset of the COVID 19 pandemic.
Completions segment — Revenue was $46.5 million for the three months ended June 30, 2021, an increase of $28.9 million, or 164.6%, compared to the three months ended June 30, 2020. This significant improvement includes revenue increases of $15.8 million and $13.1 million for our Stimulation & Intervention and Coiled Tubing product lines, respectively. These higher revenue levels were driven by increasing U.S. hydraulic fracturing and well intervention service activity levels in the second quarter 2021 compared to a rapidly declining market in the second quarter 2020 when service companies were idling equipment in response to historically low levels of oil demand at the onset of the COVID 19 pandemic.
Production segment — Revenue was $29.3 million for the three months ended June 30, 2021, a decrease of $19.3 million, or 39.6%, compared to the three months ended June 30, 2020. This decrease includes a $9.7 million decline from the fourth quarter 2020 divestiture of our ABZ and Quadrant valve brands. The remaining decline was driven by a $7.5 million decline in sales volumes of our other valve brands, primarily due to lower sales into the North America downstream and midstream markets, and a $2.0 million decrease in revenue for our Production Equipment product line from lower sales volumes of our surface production equipment.
Segment operating income (loss) and segment operating margin percentage
Segment operating loss for the three months ended June 30, 2021 was $10.0 million, a $25.5 million improvement compared to a loss of $35.5 million for the three months ended June 30, 2020. For the three months ended June 30, 2021, segment operating margin percentage was (7.3)% compared to (31.3)% for the three months ended June 30, 2020. Segment operating margin percentage is calculated by dividing segment operating income (loss) by revenue for the period. The change in operating income (loss) for each segment is explained as follows:
Drilling & Downhole segment — Segment operating income was $2.7 million, or 4.4%, for the three months ended June 30, 2021 compared to a loss of $9.4 million, or (19.9)%, for the three months ended June 30, 2020. The $12.1 million improvement in segment operating results is primarily attributable to higher gross profit from the 30.5% increase in segment revenues. In addition, segment operating income increased due to lower severance and restructuring costs as well as lower employee and facility related costs due to headcount, salary and other cost reductions implemented in 2020.
Completions segment — Segment operating loss was $0.4 million, or (0.8)%, for the three months ended June 30, 2021 compared to a segment operating loss of $17.8 million, or (101.3)%, for the three months ended June 30, 2020. The $17.4 million improvement in segment operating results is primarily attributable to higher gross profit from the 164.6% increase in revenues discussed above and a $2.3 million reduction in inventory write-downs compared to three months ended June 30, 2020.
Production segment — Segment operating loss was $4.0 million, or (13.8)%, for the three months ended June 30, 2021 compared to a loss of $1.1 million, or (2.2)%, for the three months ended June 30, 2020. Segment operating results were negatively impacted by the reduction in gross profit from the 39.6% decline in revenue discussed above, including the fourth quarter 2020 disposition of our ABZ and Quadrant valve brands. However, this decline in gross profit was mostly offset by reductions in employee and facility related costs due to headcount, salary and other cost reductions implemented in 2020.

Corporate — Selling, general and administrative expenses for Corporate were $8.3 million for the three months ended June 30, 2021, a $1.1 million increase compared to the three months ended June 30, 2020. This increase was primarily related to higher costs associated with variable compensation plans for the three months ended June 30, 2021. Corporate costs include, among other items, payroll related costs for management, administration, finance, legal, and human resources personnel; professional fees for legal, accounting and related services; and marketing costs.
Other items not included in segment operating loss
Several items are not included in segment operating loss, but are included in total operating loss. These items include impairments of intangible assets, property and equipment, and gain on the disposal of assets and other. For further information related to impairments of intangible assets, property and equipment, refer to Note 7 Impairments of Long-Lived Assets.
Other income and expense
Other income and expense includes interest expense, foreign exchange losses (gains) and other, loss (gain) on extinguishment of debt, and deferred loan costs written off. We incurred $7.8 million of interest expense during the three months ended June 30, 2021, an increase of $1.4 million compared to the three months ended June 30, 2020 due to higher non-cash amortization of debt discount and debt issuance costs associated with our 9.00% convertible secured notes due August 2025 ("2025 Notes") and a higher interest rate on our 2025 Notes compared to our previous notes outstanding.
The foreign exchange losses (gains) are primarily the result of movements in the British pound, Euro and Canadian dollar relative to the U.S. dollar. These movements in exchange rates create foreign exchange gains or losses when applied to monetary assets or liabilities denominated in currencies other than the location’s functional currency, primarily U.S. dollar denominated cash, trade account receivables and net intercompany receivable balances for our entities using a functional currency other than the U.S. dollar.
During the three months ended June 30, 2021, we repurchased an aggregate $41.5 million of principal amount of our 2025 Notes for $41.2 million. The net carrying value of the extinguished debt, including unamortized debt discount and debt issuance costs, was $37.0 million, resulting in a $4.2 million loss on extinguishment of debt.
During the three months ended June 30, 2020, we repurchased an aggregate $61.0 million of principal amount of our previous 6.25% unsecured notes due 2021 (“2021 Notes”) for $24.3 million. The net carrying value of the extinguished debt, including unamortized debt premium and debt issuance costs, was $60.6 million, resulting in a $36.3 million gain on extinguishment of debt.
Taxes
We recorded tax expense of $1.2 million for the three months ended June 30, 2021, compared to a tax benefit of $0.4 million for the three months ended June 30, 2020. The estimated annual effective tax rates for the three months ended June 30, 2021 and 2020 were impacted by losses in jurisdictions where the recording of a tax benefit is not available. Furthermore, the tax expense or benefit recorded can vary from period to period depending on the Company’s relative mix of earnings and losses by jurisdiction.

Six months ended June 30, 2021 compared with six months ended June 30, 2020

	Six Months Ended June 30,		Favorable / (Unfavorable)
	2021	2020	$	%
(in thousands of dollars, except per share information)
Revenue:
Drilling & Downhole	$110,226	$123,826	$(13,600)	(11.0)%
Completions	84,359	68,406	15,953	23.3%
Production	57,368	104,202	(46,834)	(44.9)%
Eliminations	(16)	(527)	511	*
Total revenue	251,937	295,907	(43,970)	(14.9)%
Operating loss:
Drilling & Downhole	(1,805)	(13,544)	11,739	86.7%
Operating margin %	(1.6)%	(10.9)%
Completions	(302)	(35,131)	34,829	99.1%
Operating margin %	(0.4)%	(51.4)%
Production	(7,882)	(9,236)	1,354	14.7%
Operating margin %	(13.7)%	(8.9)%
Corporate	(15,280)	(15,620)	340	2.2%
Total segment operating loss	(25,269)	(73,531)	48,262	65.6%
Operating margin %	(10.0)%	(24.8)%
Impairments of intangible assets, property and equipment	—	17,432	(17,432)	*
Gain on disposal of assets and other	(1,269)	(534)	(735)	*
Operating loss	(24,000)	(90,429)	66,429	73.5%
Interest expense	16,937	13,144	3,793	28.9%
Foreign exchange losses (gains) and other, net	2,531	(4,376)	6,907	157.8%
Loss (gain) on extinguishment of debt	5,094	(43,744)	48,838	*
Deferred loan costs written off	—	1,959	(1,959)	*
Total other (income) expense	24,562	(33,017)	57,579	*
Loss before income taxes	(48,562)	(57,412)	8,850	15.4%
Income tax expense (benefit)	2,907	(14,774)	17,681	119.7%
Net loss	$(51,469)	$(42,638)	$(8,831)	(20.7)%

Weighted average shares outstanding
Basic	5,625	5,569
Diluted	5,625	5,569
Loss per share
Basic	$(9.15)	$(7.66)
Diluted	$(9.15)	$(7.66)
* not meaningful
We sold certain assets of our ABZ and Quadrant valve brands on December 31, 2020. Therefore, our results of operations for the six months ended June 30, 2021 may not be comparable to the results of operations for the six months ended June 30, 2020. Refer to Note 4 Dispositions for additional information.

Revenue
Our revenue for the six months ended June 30, 2021 was $251.9 million, a decrease of $44.0 million, or 14.9%, compared to the six months ended June 30, 2020. For the six months ended June 30, 2021, our Drilling & Downhole, Completions, and Production segments comprised 43.8%, 33.4%, and 22.8% of our total revenue, respectively, which compared to 41.8%, 23.0%, and 35.2% of our total revenue, respectively, for the six months ended June 30, 2020. The overall decline in revenue is primarily related to a decrease in sales volumes due to lower drilling and completions activity levels in the first half of 2021 compared to the first half of 2020. The changes in revenue by operating segment consisted of the following:
Drilling & Downhole segment — Revenue was $110.2 million for the six months ended June 30, 2021, a decrease of $13.6 million, or 11.0%, compared to the six months ended June 30, 2020. This decrease includes a $10.5 million, or 18.5%, decline in revenue for our Drilling Technologies product line due to lower sales volumes of consumable products and capital equipment as a result of a 28% decline in U.S. rig activity year-over-year. Revenue for our Downhole Technologies product line decreased by $5.9 million primarily due to lower sales volumes of artificial lift products due to the significant decrease in the number of wells completed in the first half of 2021 compared to the first half of 2020. These declines were partially offset by a $2.8 million increase in revenue for our Subsea Technologies product line primarily due to higher replacement part sales in the first half of 2021 compared to the first half of 2020, which was negatively impacted by the onset of the COVID 19 pandemic.
Completions segment — Revenue was $84.4 million for the six months ended June 30, 2021, an increase of $16.0 million, or 23.3%, compared to the six months ended June 30, 2020. This increase includes a $10.1 million, or 30.5%, increase in sales volumes for our Stimulation and Intervention product line and a $5.9 million, or 16.6%, increase in sales volumes for our Coiled Tubing product line. These higher revenue levels were driven by increasing U.S. hydraulic fracturing and well intervention service activity levels in the first half of 2021 compared to a rapidly declining market in the first half of 2020 when service companies were idling equipment in response to historically low levels of oil demand at the onset of the COVID 19 pandemic.
Production segment — Revenue was $57.4 million for the six months ended June 30, 2021, a decrease of $46.8 million, or 44.9%, compared to the six months ended June 30, 2020. This decrease includes a $22.5 million decline from the fourth quarter 2020 divestiture of our ABZ and Quadrant valve brands. The remaining decline was driven by a $17.9 million decline in sales volumes of our other valve brands, primarily due to lower sales into the North America downstream and midstream markets, and a $6.4 million decrease in revenue for our Production Equipment product line from lower sales volumes of our surface production equipment, partially offset by higher sales volumes for our process oil treatment equipment due to increased project activity with international downstream customers.
Segment operating loss and segment operating margin percentage
Segment operating loss for the six months ended June 30, 2021 was $25.3 million, an improvement of $48.3 million compared to the six months ended June 30, 2020. For the six months ended June 30, 2021, segment operating margin percentage was (10.0)% compared to (24.8)% for the six months ended June 30, 2020. Segment operating margin percentage is calculated by dividing segment operating loss by revenue for the period. The change in operating loss for each segment is explained as follows:
Drilling & Downhole segment — Segment operating loss was $1.8 million, or (1.6)%, for the six months ended June 30, 2021, an improvement of $11.7 million or 86.7% compared to the six months ended June 30, 2020. The $11.7 million improvement in segment operating results is primarily attributable to an $8.3 million decrease in employee related costs due to headcount, salary and other cost reductions implemented in 2020. In addition, segment operating results also improved due to a $2.0 million reduction in inventory write downs and lower severance and other costs related to restructuring activities implemented in the first half of 2020 in response to the onset of the COVID-19 pandemic.
Completions segment — Segment operating loss was $0.3 million, or (0.4)%, for the six months ended June 30, 2021, an improvement of $34.8 million or 99.1% compared to the six months ended June 30, 2020. The $34.8 million improvement in segment operating results is primarily attributable to a $9.8 million decrease in inventory write downs, a $6.1 million decrease in impairments of operating lease right of use assets and a $6.5 million reduction in employee related costs due to headcount, salary and other cost reductions implemented in 2020. The remaining increase in segment operating results is due to higher gross profits from the 23.3% increase in segment revenues and various other cost reductions.

Production segment — Segment operating loss was $7.9 million, or (13.7)%, for the six months ended June 30, 2021 compared to a loss of $9.2 million, or (8.9)% for the six months ended June 30, 2020. The $1.4 million improvement in segment operating results is primarily attributable to an $8.1 million reduction in employee related costs due to headcount, salary and other cost reductions implemented in 2020 as well as a $2.0 million decrease in inventory write downs and a $1.9 million decrease in lease impairments. However, these cost decreases were mostly offset by the reduction in gross profit from the 44.9% decline in revenue discussed above, including the fourth quarter 2020 disposition of our ABZ and Quadrant valve brands.
Corporate — Selling, general and administrative expenses for Corporate were $15.3 million for the six months ended June 30, 2021, a $0.3 million decline compared to the six months ended June 30, 2020. Cost reductions from lower legal and other professional fees were mostly offset by higher costs associated with variable compensation plans. Corporate costs include, among other items, payroll related costs for management, administration, finance, legal, and human resources personnel; professional fees for legal, accounting and related services; and marketing costs.
Other items not included in segment operating loss
Several items are not included in segment operating loss, but are included in total operating loss. These items include impairments of intangible assets, property and equipment and gain on disposal of assets and other. For further information related to impairments of goodwill, intangible assets, property and equipment, refer to Note 7 Impairments of Long-Lived Assets.
Other expense
Other expense includes interest expense, foreign exchange losses (gains) and other, loss (gain) on extinguishment of debt and deferred loan costs written off. We incurred $16.9 million of interest expense during the six months ended June 30, 2021, an increase of $3.8 million from the six months ended June 30, 2020 due to higher non-cash amortization of debt discount and debt issuance costs associated with our 2025 Notes and a higher interest rate on our 2025 Notes compared to our previous notes outstanding.
The foreign exchange losses (gains) are primarily the result of movements in the British pound, Euro and Canadian dollar relative to the U.S. dollar. These movements in exchange rates create foreign exchange gains or losses when applied to monetary assets or liabilities denominated in currencies other than the location’s functional currency, primarily U.S. dollar denominated cash, trade account receivables and net intercompany receivable balances for our entities using a functional currency other than the U.S. dollar.
During the six months ended June 30, 2021, we repurchased an aggregate $58.0 million of principal amount of our 2025 Notes for $56.7 million. The net carrying value of the extinguished debt, including unamortized debt discount and debt issuance costs, was $51.6 million, resulting in a $5.1 million loss on extinguishment of debt.
During the first half of 2020, we repurchased an aggregate $71.9 million of principal amount of our 2021 Notes for $27.6 million. The net carrying value of the extinguished debt, including unamortized debt premium and debt issuance costs, was $71.3 million, resulting in $43.7 million gain on extinguishment of debt. In addition, we wrote off $2.0 million of deferred loan costs due to the termination of previous discussions related to a potential exchange offer for our 2021 Notes.
Taxes
We recorded tax expense of $2.9 million for the six months ended June 30, 2021, compared to a tax benefit of $14.8 million for the six months ended June 30, 2020. The estimated annual effective tax rates for the six months ended June 30, 2021 and 2020 were impacted by losses in jurisdictions where the recording of a tax benefit is not available. Furthermore, the tax expense or benefit recorded can vary from period to period depending on the Company’s relative mix of earnings and losses by jurisdiction.
The tax benefit for the six months ended June 30, 2020 includes a $16.6 million benefit related to a carryback claim for U.S. federal tax losses based on provisions in the U.S. Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), which was signed into law on March 27, 2020. The CARES Act provided relief to corporate taxpayers by permitting a five-year carryback of 2018-2020 NOLs, increased the 30% limitation on interest expense deductibility to 50% of adjusted taxable income for 2019 and 2020, and accelerated refunds for minimum tax credit carryforwards, among other provisions. The tax effects of changes in tax laws are recognized in the period in which the law is enacted.

Liquidity and capital resources
Sources and uses of liquidity
Our internal sources of liquidity are cash on hand and cash flows from operations, while our primary external sources include trade credit, our Credit Facility and the 2025 Notes. Our primary uses of capital have been for inventories, sales on credit to our customers and maintenance and growth capital expenditures and debt repayments. We continually monitor potential capital sources, including equity and debt financing, to meet our investment and target liquidity requirements. Our future success and growth will be highly dependent on our ability to generate positive operating cash flow and access outside sources of capital.
As of December 31, 2020, we had $316.9 million principal amount of 2025 Notes outstanding and $13.1 million outstanding on our revolving Credit Facility. During the six months ended June 30, 2021, we repurchased an aggregate $58.0 million principal amount of our 2025 Notes for $56.7 million. In addition, we repaid the $13.1 million outstanding on our revolving Credit Facility. Following these transactions, we had $258.8 million principal amount of 2025 Notes and no borrowings outstanding under our Credit Facility as of June 30, 2021. The Credit Facility is scheduled to mature in October 2022 and the 2025 notes are scheduled to mature in August 2025.
See Note 8 Debt for further details related to the terms for our 2025 Notes and Credit Facility.
As of June 30, 2021, we had cash and cash equivalents of $60.4 million and $125.8 million of availability under our Credit Facility. We anticipate that our future working capital requirements for our operations will fluctuate directionally with revenues. Furthermore, availability under our Credit Facility will fluctuate directionally based on the level of our eligible accounts receivable and inventory subject to applicable sublimits. In addition, we expect total 2021 capital expenditures to be less than $10.0 million, consisting of, among other items, replacing end of life machinery and equipment.
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
In 2020, we completed one disposition for total consideration of $103.4 million. For additional information, see Note 4 Dispositions. We may pursue acquisitions in the future, which may be funded with cash and/or equity. Our ability to make significant acquisitions for cash may require us to pursue additional equity or debt financing, which we may not be able to obtain on terms acceptable to us or at all.
Our cash flows for the six months ended June 30, 2021 and 2020 are presented below (in millions):

	Six Months Ended June 30,
	2021	2020
Net cash provided by (used in) operating activities	$2.4	$(2.1)
Net cash provided by (used in) investing activities	0.1	(0.2)
Net cash provided by (used in) financing activities	(70.8)	54.4
Effect of exchange rate changes on cash	—	(0.3)
Net increase (decrease) in cash, cash equivalents and restricted cash	$(68.3)	$51.8
Net cash provided by (used in) operating activities
Net cash provided by operating activities was $2.4 million for the six months ended June 30, 2021 compared to $2.1 million of cash used in operating activities for the six months ended June 30, 2020. This improvement is primarily attributable to changes in working capital which provided cash of $16.8 million for the six months ended June 30, 2021 compared to providing $5.7 million of cash for the six months ended June 30, 2020. This improvement in operating cash flows was partially offset by a decline in net income adjusted for non-cash items which used $14.5 million of cash for the six months ended June 30, 2021 compared to using $7.8 million for the six months ended June 30, 2020.

Net cash provided by (used in) investing activities
Net cash provided by investing activities was $0.1 million for the six months ended June 30, 2021 including $2.1 million of proceeds from the sale of property and equipment, partially offset by $1.3 million of cash paid for the net working capital settlement related to the disposition of our ABZ and QVA valve brands and $0.7 million of capital expenditures. Net cash used in investing activities was $0.2 million for the six months ended June 30, 2020, primarily related to $1.5 million of capital expenditures for property and equipment partially offset by $1.3 million of proceeds from the sale of property and equipment.
Net cash provided by (used in) financing activities
Net cash used in financing activities was $70.8 million for the six months ended June 30, 2021 including $56.7 million of cash used to repurchase 2025 Notes and $13.1 million of repayments on the revolving Credit Facility. Net cash provided by financing activities was $54.4 million for the six months ended June 30, 2020, primarily related to $85.0 million of borrowings on the revolving Credit Facility, partially offset by $27.6 million of cash used to repurchase 2021 Notes.
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

Summarized financial information for the year-to-date interim period and the most recent annual period was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Summarized Statements of Operations	2021	2020	2021	2020
Revenue	$97,040	$86,778	$179,237	$234,162
Cost of sales	76,607	81,443	142,648	214,638
Operating loss	(9,160)	(34,903)	(27,894)	(85,975)
Net loss	(21,806)	(5,494)	(51,469)	(42,638)

	June 30, 2021	December 31, 2020
Summarized Balance Sheet
Current assets	$310,086	$385,364
Non-current assets	314,307	332,486

Current liabilities	$117,865	$105,393
Payables to non-guarantor subsidiaries	108,313	102,885
Non-current liabilities	260,544	324,954
Off-balance sheet arrangements
As of June 30, 2021, we had no off-balance sheet instruments or financial arrangements, other than letters of credit entered into in the ordinary course of business.
Critical accounting policies and estimates
There have been no material changes in our critical accounting policies and procedures during the six months ended June 30, 2021. For a detailed discussion of our critical accounting policies and estimates, refer to our 2020 Annual Report on Form 10-K. For recent accounting pronouncements, refer to Note 2 Recent Accounting Pronouncements.

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
Our management, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b) as of June 30, 2021. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2021.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None

Item 6. Exhibits

Exhibit
Number		DESCRIPTION

22.1*	—	Subsidiary guarantors of the Company's Convertible Secured Notes due 2025.

31.1**	—	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	—	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	—	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	—	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	—	Inline XBRL Instance Document

101.SCH**	—	Inline XBRL Taxonomy Extension Schema Document.

101.CAL**	—	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB**	—	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE**	—	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF**	—	Inline XBRL Taxonomy Extension Definition Linkbase Document.

104**	—	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*Previously filed.
**Filed herewith.

SIGNATURES
As required by Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has authorized this report to be signed on its behalf by the undersigned authorized individuals.

FORUM ENERGY TECHNOLOGIES, INC.
Date:	August 6, 2021	By:	/s/ D. Lyle Williams, Jr.
D. Lyle Williams, Jr.
Executive Vice President and Chief Financial Officer
(As Duly Authorized Officer and Principal Financial Officer)

		By:	/s/ John McElroy
John McElroy
Vice President and Chief Accounting Officer
(As Duly Authorized Officer and Principal Accounting Officer)