Form 10-Q
period 2021-09-30
FORUM ENERGY TECHNOLOGIES, INC.
filed 2021-11-05
CIK 1401257

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________________
FORM 10-Q
___________________________________

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of November 2, 2021 there were 5,680,422 common shares outstanding.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements

Forum Energy Technologies, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Loss
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share information)	2021	2020	2021	2020
Revenue	$140,984	$103,606	$392,921	$399,513
Cost of sales	106,119	90,496	299,667	351,411
Gross profit	34,865	13,110	93,254	48,102
Operating expenses
Selling, general and administrative expenses	42,334	45,989	125,992	154,512
Impairments of intangible assets, property and equipment	—	2,962	—	20,394
Loss (gain) on disposal of assets and other	(93)	1,206	(1,362)	672
Total operating expenses	42,241	50,157	124,630	175,578
Operating loss	(7,376)	(37,047)	(31,376)	(127,476)
Other expense (income)
Interest expense	7,128	8,473	24,065	21,617
Foreign exchange and other losses (gains), net	(3,962)	3,445	(1,431)	(931)
Loss (gain) on extinguishment of debt	196	(28,734)	5,290	(72,478)
Deferred loan costs written off	—	303	—	2,262
Total other expense (income), net	3,362	(16,513)	27,924	(49,530)
Loss before income taxes	(10,738)	(20,534)	(59,300)	(77,946)
Income tax expense (benefit)	849	1,017	3,756	(13,757)
Net loss	(11,587)	(21,551)	(63,056)	(64,189)

Weighted average shares outstanding
Basic	5,661	5,580	5,637	5,573
Diluted	5,661	5,580	5,637	5,573
Loss per share
Basic	$(2.05)	$(3.86)	$(11.19)	$(11.52)
Diluted	(2.05)	(3.86)	(11.19)	(11.52)

Other comprehensive income (loss), net of tax:
Net loss	(11,587)	(21,551)	(63,056)	(64,189)
Change in foreign currency translation, net of tax of $0	(5,822)	5,942	(2,604)	(1,004)
Gain (loss) on pension liability	45	(55)	101	(56)
Comprehensive loss	$(17,364)	$(15,664)	$(65,559)	$(65,249)
The accompanying notes are an integral part of these condensed consolidated financial statements.

Forum Energy Technologies, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)

(in thousands, except share information)	September 30, 2021	December 31, 2020
Assets
Current assets
Cash and cash equivalents	$50,044	$128,617
Accounts receivable—trade, net of allowances of $10,432 and $9,217	116,645	80,606
Inventories, net	233,875	251,747
Prepaid expenses and other current assets	34,848	19,018
Accrued revenue	2,041	1,687
Costs and estimated profits in excess of billings	11,868	8,516
Total current assets	449,321	490,191
Property and equipment, net of accumulated depreciation	96,174	113,668
Operating lease assets	26,333	31,520
Deferred financing costs, net	1,552	249
Intangible assets, net	220,908	240,444
Deferred income taxes, net	123	102
Other long-term assets	5,554	13,752
Total assets	$799,965	$889,926
Liabilities and equity
Current liabilities
Current portion of long-term debt	$1,000	$1,322
Accounts payable—trade	85,953	46,351
Accrued liabilities	65,018	67,581
Deferred revenue	8,270	7,863
Billings in excess of costs and profits recognized	5,450	1,817
Total current liabilities	165,691	124,934
Long-term debt, net of current portion	231,127	293,373
Deferred income taxes, net	1,520	1,952
Operating lease liabilities	36,437	44,536
Other long-term liabilities	19,172	18,895
Total liabilities	453,947	483,690
Commitments and contingencies
Equity
Common stock, $0.01 par value, 14,800,000 shares authorized, 6,085,824 and 5,992,400 shares issued	61	60
Additional paid-in capital	1,248,061	1,242,720
Treasury stock at cost, 410,922 and 410,877 shares	(134,500)	(134,499)
Retained deficit	(664,712)	(601,656)
Accumulated other comprehensive loss	(102,892)	(100,389)
Total equity	346,018	406,236
Total liabilities and equity	$799,965	$889,926
The accompanying notes are an integral part of these condensed consolidated financial statements.

Forum Energy Technologies, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
(in thousands)	2021	2020
Cash flows from operating activities
Net loss	$(63,056)	$(64,189)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation expense	13,159	19,149
Amortization of intangible assets	18,896	19,934
Impairments of intangible assets, property and equipment	—	20,394
Impairments of operating lease assets	—	14,096
Inventory write down	4,019	19,691
Stock-based compensation expense	5,691	7,726
Loss (gain) on extinguishment of debt	5,290	(72,478)
Deferred loan costs written off	—	2,262
Deferred income taxes	(473)	87
Noncash losses and other, net	5,567	3,417
Changes in operating assets and liabilities
Accounts receivable—trade	(38,215)	70,175
Inventories	13,089	29,572
Prepaid expenses and other assets	(8,264)	651
Cost and estimated profit in excess of billings	(3,469)	(2,471)
Accounts payable, deferred revenue and other accrued liabilities	35,919	(60,767)
Billings in excess of costs and estimated profits earned	3,747	(5,548)
Net cash provided by (used in) operating activities	$(8,100)	$1,701
Cash flows from investing activities
Capital expenditures for property and equipment	(999)	(2,168)
Proceeds from sale of property and equipment	6,826	3,587
Net working capital settlement from sale of business	(1,283)	600
Net cash provided by investing activities	$4,544	$2,019
Cash flows from financing activities
Borrowings on revolving Credit Facility	—	85,000
Repayments on revolving Credit Facility	(13,126)	(85,000)
Cash paid to repurchase 2025 Notes and 2021 Notes	(58,596)	(27,615)
Bond exchange early participation payment	—	(3,500)
Payment of capital lease obligations	(1,023)	(826)
Repurchases of stock	(349)	(182)
Deferred financing costs	(1,464)	(9,358)
Net cash used in financing activities	$(74,558)	$(41,481)

Effect of exchange rate changes on cash	(459)	(130)

Net decrease in cash, cash equivalents and restricted cash	(78,573)	(37,891)
Cash, cash equivalents and restricted cash at beginning of period	128,617	57,911
Cash, cash equivalents and restricted cash at end of period	$50,044	$20,020

Noncash activities
Operating lease right of use assets obtained in exchange for lease obligations	1,055	4,382
Finance lease right of use assets obtained in exchange for lease obligations	228	1,401

The accompanying notes are an integral part of these condensed consolidated financial statements.

Forum Energy Technologies, Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited)

Nine Months Ended September 30, 2021
(in thousands)	Common stock	Additional paid-in capital	Treasury stock	Retained deficit	Accumulated other comprehensive income / (loss)	Total equity
Balance at December 31, 2020	$60	$1,242,720	$(134,499)	$(601,656)	$(100,389)	$406,236
Stock-based compensation expense	—	1,896	—	—	—	1,896
Restricted stock issuance, net of forfeitures	—	(139)	—	—	—	(139)
Currency translation adjustment	—	—	—	—	3,152	3,152
Change in pension liability	—	—	—	—	77	77
Net loss	—	—	—	(29,663)	—	(29,663)
Balance at March 31, 2021	$60	$1,244,477	$(134,499)	$(631,319)	$(97,160)	$381,559
Stock-based compensation expense	—	1,914	—	—	—	1,914
Restricted stock issuance, net of forfeitures	—	(2)	—	—	—	(2)
Currency translation adjustment	—	—	—	—	66	66
Change in pension liability	—	—	—	—	(21)	(21)
Net loss	—	—	—	(21,806)	—	(21,806)
Balance at June 30, 2021	$60	$1,246,389	$(134,499)	$(653,125)	$(97,115)	$361,710
Stock-based compensation expense	—	1,881	—	—	—	1,881
Restricted stock issuance, net of forfeitures	1	(209)	—	—	—	(208)
Treasury stock	—	—	(1)	—	—	(1)
Currency translation adjustment	—	—	—	—	(5,822)	(5,822)
Change in pension liability	—	—	—	—	45	45
Net loss	—	—	—	(11,587)	—	(11,587)
Balance at September 30, 2021	$61	$1,248,061	$(134,500)	$(664,712)	$(102,892)	$346,018

The accompanying notes are an integral part of these condensed consolidated financial statements.

Forum Energy Technologies, Inc. and subsidiaries
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited)

Nine Months Ended September 30, 2020
(in thousands)	Common stock	Additional paid-in capital	Treasury stock	Retained deficit	Accumulated other comprehensive income / (loss)	Total equity
Balance at December 31, 2019	$1,189	$1,231,650	$(134,493)	$(503,369)	$(108,938)	$486,039
Stock-based compensation expense	—	3,223	—	—	—	3,223
Restricted stock issuance, net of forfeitures	5	(178)	—	—	—	(173)
Shares issued in employee stock purchase plan	2	344	—	—	—	346
Adjustment for adoption of ASU 2016-13	—	—	—	(1,398)	—	(1,398)
Treasury stock	—	—	(6)	—	—	(6)
Currency translation adjustment	—	—	—	—	(8,846)	(8,846)
Change in pension liability	—	—	—	—	21	21
Net loss	—	—	—	(37,144)	—	(37,144)
Balance at March 31, 2020	$1,196	$1,235,039	$(134,499)	$(541,911)	$(117,763)	$442,062
Stock-based compensation expense	—	2,537	—	—	—	2,537
Restricted stock issuance, net of forfeitures	—	(2)	—	—	—	(2)
Currency translation adjustment	—	—	—	—	1,900	1,900
Change in pension liability	—	—	—	—	(22)	(22)
Net loss	—	—	—	(5,494)	—	(5,494)
Balance at June 30, 2020	$1,196	$1,237,574	$(134,499)	$(547,405)	$(115,885)	$440,981
Stock-based compensation expense	—	1,966	—	—	—	1,966
Restricted stock issuance, net of forfeitures	—	(1)	—	—	—	(1)
Currency translation adjustment	—	—	—	—	5,942	5,942
Change in pension liability	—	—	—	—	(55)	(55)
Net loss	—	—	—	(21,551)	—	(21,551)
Balance at September 30, 2020	$1,196	$1,239,539	$(134,499)	$(568,956)	$(109,998)	$427,282
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
In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for the fair statement of the Company’s financial position, results of operations and cash flows have been included. Operating results for the nine months ended September 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021 or any other interim period.
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
COVID-19 Impacts
The outbreak of COVID-19 in 2020 caused significant disruptions in the U.S. and world economies which led to significant reductions in demand for crude oil. During the first nine months of 2021, distribution of vaccines resulted in reopening of certain economies and increasing demand for oil and natural gas. However, ongoing COVID-19 outbreaks and related work restrictions continue to contribute to disruptions in global supply chains which have led to inflationary pressures for certain goods and services. We anticipate that our liquidity, financial condition and future results of operations will continue to be impacted by ongoing developments from the COVID-19 pandemic.
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
The following table reflects the changes in our contract assets and contract liabilities balances for the nine months ended September 30, 2021 (in thousands):

	September 30, 2021	December 31, 2020	Increase
			$	%
Accrued revenue	$2,041	$1,687
Costs and estimated profits in excess of billings	11,868	8,516
Contract assets	$13,909	$10,203	$3,706	36%

Deferred revenue	$8,270	$7,863
Billings in excess of costs and profits recognized	5,450	1,817
Contract liabilities	$13,720	$9,680	$4,040	42%
During the nine months ended September 30, 2021, our contract assets increased by $3.7 million due to increasing project activity for process oil treatment equipment in our Production Equipment product line and our contract liabilities increased by $4.0 million primarily due to higher customer advance payments for projects in our Subsea product line.
During the nine months ended September 30, 2021, we recognized $7.4 million of revenue that was included in the contract liability balance at the beginning of the period.
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

Forum Energy Technologies, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
5. Inventories
Our significant components of inventory at September 30, 2021 and December 31, 2020 were as follows (in thousands):

	September 30, 2021	December 31, 2020
Raw materials and parts	$90,662	$151,531
Work in process	21,234	15,946
Finished goods	188,834	229,212
Gross inventories	300,730	396,689
Inventory reserve	(66,855)	(144,942)
Inventories	$233,875	$251,747

6. Intangible Assets
Intangible assets consisted of the following as of September 30, 2021 and December 31, 2020, respectively (in thousands):

	September 30, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Intangibles	Amortization Period (In Years)
Customer relationships	$267,872	$(129,509)	$138,363	10 - 15
Patents and technology	89,015	(28,400)	60,615	5 - 19
Non-compete agreements	191	(164)	27	2 - 6
Trade names	42,821	(24,650)	18,171	7 - 19
Trademarks	5,089	(1,357)	3,732	15
Intangible Assets Total	$404,988	$(184,080)	$220,908

	December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Intangibles	Amortization Period (In Years)
Customer relationships	$272,470	$(121,294)	$151,176	10 - 15
Patents and technology	89,626	(24,440)	65,186	5 - 19
Non-compete agreements	190	(137)	53	2 - 6
Trade names	42,984	(22,941)	20,043	7 - 19
Trademarks	5,089	(1,103)	3,986	15
Intangible Assets Total	$410,359	$(169,915)	$240,444

Forum Energy Technologies, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
7. Impairments of Long-Lived Assets
Long-lived assets with definite lives are tested for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable.
During the nine months ended September 30, 2021, there were no impairments of long-lived assets.
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
Following is a summary of impairment charges recognized in our segments during the nine months ended September 30, 2020 (in thousands):

Impairments of:	Drilling & Downhole	Completions	Production	Corporate	Total Impairments
Property and equipment (1)	1,069	9,608	4,460		15,137
Intangible assets (2)	5,257	—	—		5,257
Operating lease right of use assets (3)	4,544	6,140	1,914	1,498	14,096
Total impairments	$10,870	$15,748	$6,374	$1,498	$34,490

(1) These charges are included in Impairments of intangible assets, property and equipment in the condensed consolidated statements of comprehensive loss.
(2) These charges are included in Impairments of intangible assets, property and equipment in the condensed consolidated statements of comprehensive loss and primarily include customer relationships, technology and distributor relationships.
(3) $10.4 million of these charges are included in Cost of sales and $3.7 million are included in Selling, general and administrative expenses in the condensed consolidated statements of comprehensive loss.
8. Debt
Notes payable and lines of credit as of September 30, 2021 and December 31, 2020 consisted of the following (in thousands):

	September 30, 2021	December 31, 2020
2025 Notes	256,970	316,863
Unamortized debt discount	(21,128)	(30,248)
Debt issuance cost	(5,186)	(7,318)
Credit Facility	—	13,126
Other debt	1,471	2,272
Total debt	232,127	294,695
Less: current maturities	(1,000)	(1,322)
Long-term debt	$231,127	$293,373

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
The 2025 Notes pay interest at the rate of 9.00%, of which 6.25% is payable in cash and 2.75% is payable in cash or additional notes, at the Company’s option. The 2025 Notes are secured by a first lien on substantially all of the Company’s assets, except for Credit Facility priority collateral, which secures the 2025 Notes on a second lien basis. As of September 30, 2021, approximately $116.0 million principal amount of the 2025 Notes is mandatorily convertible into shares of our common stock at a conversion rate of 37.0370 shares per $1,000 principal amount of 2025 Notes converted, equivalent to a conversion price of $27.00 per share, subject, however, to the condition that the average of the daily trading prices for the common stock over the preceding 20-trading day period is at least $30.00 per share. Holders of the 2025 Notes also have optional conversion rights in the event that the Company elects to redeem the 2025 Notes in cash and at the final maturity of the new notes. Any interest that the Company elects to pay in additional notes is also subject to the mandatory and optional conversion rights.
During the nine months ended September 30, 2021, we repurchased an aggregate $59.9 million of principal amount of our 2025 Notes for $58.6 million. The net carrying value of the extinguished debt, including unamortized debt discount and debt issuance costs, was $53.3 million, resulting in a $5.3 million loss on extinguishment of debt.
Credit Facility
In September 2021, we amended our senior secured revolving credit facility ("Credit Facility") to, among other things, extend the maturity date to September 2026, reduce the aggregate amount of the commitment under the Credit Facility, and change the interest rate applicable to outstanding loans. Following such amendment, our Credit Facility provides revolving credit commitments of $179.0 million (with a sublimit of up to $45.0 million available for the issuance of letters of credit for the account of the Company and certain of its domestic subsidiaries) (the “U.S. Line”), of which up to $20.0 million is available to certain of our Canadian subsidiaries for loans in U.S. or Canadian dollars (with a sublimit of up to $3.0 million available for the issuance of letters of credit for the account of our Canadian subsidiaries) (the “Canadian Line”).
Availability under the Credit Facility is subject to a borrowing base calculated by reference to eligible accounts receivable in the U.S., Canada and certain other jurisdictions (subject to a cap) and eligible inventory in the U.S. and Canada. Such eligible accounts receivable and eligible inventory serve as priority collateral for the Credit Facility, which is also secured on a second lien basis by substantially all of the Company's other assets. The amount of eligible inventory included in the borrowing base is restricted to the lesser of $128.0 million (subject to a quarterly reduction of $0.5 million) and 80.0% of the total borrowing base. Our borrowing capacity under the Credit Facility could be reduced or eliminated, depending on future fluctuations in our receivables and inventory. As of September 30, 2021, our total borrowing base was $146.0 million, of which no amounts were drawn and $15.2 million was used for security of outstanding letters of credit, resulting in remaining availability of $130.8 million.
Borrowings under the U.S. line bear interest at a rate equal to, at our option, either (a) the LIBOR rate, subject to a floor of 0.00%, plus a margin of 2.25% to 2.75%, or (b) a base rate plus a margin of 1.25% to 1.75%, in each case based upon the Company's quarterly total net leverage ratio. The U.S. line base rate is determined by reference to the greatest of (i) the federal funds rate plus 0.50% per annum, (ii) the one-month adjusted LIBOR plus 1.00% per annum, and (iii) the rate of interest announced, from time to time, by Wells Fargo at its principal office in San Francisco as its prime rate, subject to a floor of 0.00%.
Borrowings under the Canadian Line bear interest at a rate equal to, at Forum Canada’s option, either (a) the CDOR rate, subject to a floor of 0.00%, plus a margin of 2.25% to 2.75%, or (b) a base rate plus a margin of 1.25% to 1.75%, in each case based upon the Company's quarterly net leverage ratio. The Canadian line base rate is

Forum Energy Technologies, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
determined by reference to the greater of (i) the one-month CDOR rate plus 1.00% and (ii) the prime rate for Canadian dollar commercial loans made in Canada as reported by Thomson Reuters, subject to a floor of 0.00%.
The Credit Facility also provides for a commitment fee in the amount of (a) 0.375% on the unused portion of commitments if average usage of the Credit Facility is greater than 50% and (b) 0.500% on the unused portion of commitments if average usage of the Credit Facility is less than or equal to 50%.
If excess availability under the Credit Facility falls below the greater of 12.5% of the borrowing base and $22.4 million, we will be required to maintain a fixed charge coverage ratio of at least 1.00:1.00 as of the end of each fiscal quarter until excess availability under the Credit Facility exceeds such thresholds for at least 60 consecutive days. Furthermore, the Credit Facility includes an obligation to prepay outstanding loans with cash on hand in excess of certain thresholds and includes a cross-default to the 2025 Notes.
Deferred Loan Costs
We have incurred loan costs that have been deferred and are amortized to interest expense over the term of the 2025 Notes and the Credit Facility. In the first quarter of 2020, we wrote-off $1.8 million of deferred loan costs for the termination of previous discussions related to a potential exchange offer for our 2021 Notes. In connection with the September 2021 Credit Facility amendment, we deferred approximately $1.6 million of loan costs that will be amortized over the facility's remaining life.
Other Debt
Other debt consists primarily of various finance leases of equipment.
Letters of Credit and Guarantees
We execute letters of credit in the normal course of business to secure the delivery of product from specific vendors and also to guarantee our fulfillment of performance obligations relating to certain large contracts. We had $15.2 million and $15.6 million in total outstanding letters of credit as of September 30, 2021 and December 31, 2020, respectively.
9. Income Taxes
For interim periods, our income tax expense or benefit is computed based on our estimated annual effective tax rate and any discrete items that impact the interim periods. For the three and nine months ended September 30, 2021, we recorded a tax expense of $0.8 million and $3.8 million, respectively, compared to a tax expense of $1.0 million and a tax benefit of $13.8 million for the three and nine months ended September 30, 2020, respectively. The estimated annual effective tax rates for the nine months ended September 30, 2021 and 2020 were impacted by losses in jurisdictions where the recording of a tax benefit is not available. Furthermore, the tax expense or benefit recorded can vary from period to period depending on the Company’s relative mix of earnings and losses by jurisdiction.
The tax benefit for the nine months ended September 30, 2020 includes a $16.6 million benefit related to a carryback claim for U.S. federal tax losses based on provisions in the U.S. Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), which was signed into law on March 27, 2020. The CARES Act provided relief to corporate taxpayers by permitting a five-year carryback of 2018-2020 net operating losses (“NOLs”), increased the 30% limitation on interest expense deductibility to 50% of adjusted taxable income for 2019 and 2020, and accelerated refunds for minimum tax credit carryforwards, among other provisions. The tax effects of changes in tax laws are recognized in the period in which the law is enacted.
We have deferred tax assets related to net operating loss and other tax carryforwards in the U.S. and in certain states and foreign jurisdictions. We recognize deferred tax assets to the extent that we believe these assets are more likely than not to be realized. In making such a determination, we consider all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning and recent operating results. As of September 30, 2021, we do not anticipate being able to fully utilize all of the losses prior to their expiration in the following jurisdictions: the U.S., the U.K., Germany, Singapore, China and Saudi Arabia. As a result, we have certain valuation allowances against our deferred tax assets as of September 30, 2021.

Forum Energy Technologies, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
10. Fair Value Measurements
The Company had zero and $13.1 million of borrowings outstanding under the Credit Facility as of September 30, 2021 and December 31, 2020, respectively. The Credit Facility incurs interest at a variable interest rate, and therefore, the carrying amount approximates fair value. The fair value of the debt is classified as a Level 2 measurement because interest rates charged are similar to other financial instruments with similar terms and maturities.
The fair value of our 2025 Notes is estimated using Level 2 inputs in the fair value hierarchy and is based on quoted prices for those or similar instruments. At September 30, 2021, the fair value and the carrying value of our 2025 Notes approximated $240.7 million and $230.7 million, respectively. At December 31, 2020, the fair value and the carrying value of our 2025 Notes approximated $200.3 million and $279.3 million, respectively.
There were no other outstanding financial assets as of September 30, 2021 and December 31, 2020 that required measuring the amounts at fair value. We did not change our valuation techniques associated with recurring fair value measurements from prior periods, and there were no transfers between levels of the fair value hierarchy during the nine months ended September 30, 2021.
11. Business Segments
The Company reports results of operations in the following three reporting segments: Drilling & Downhole, Completions and Production. The amounts indicated below as “Corporate” relate to costs and assets not allocated to the reportable segments. Summary financial data by segment follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue:
Drilling & Downhole	$63,180	$43,164	173,406	166,990
Completions	49,692	19,632	134,051	88,038
Production	28,457	40,836	85,825	145,038
Eliminations	(345)	(26)	(361)	(553)
Total revenue	$140,984	$103,606	$392,921	$399,513

Operating income (loss):
Drilling & Downhole	$4,042	$(13,207)	$2,237	$(26,751)
Completions	250	(11,896)	(52)	(47,027)
Production	(3,374)	(70)	(11,256)	(9,306)
Corporate	(8,387)	(7,706)	(23,667)	(23,326)
Segment operating loss	(7,469)	(32,879)	(32,738)	(106,410)
Impairments of intangible assets, property and equipment	—	2,962	—	20,394
Loss (gain) on disposal of assets and other	(93)	1,206	(1,362)	672
Operating loss	$(7,376)	$(37,047)	$(31,376)	$(127,476)

Forum Energy Technologies, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
A summary of consolidated assets by reportable segment is as follows (in thousands):

	September 30, 2021	December 31, 2020
Drilling & Downhole	$317,606	$314,375
Completions	354,040	356,645
Production	85,830	92,949
Corporate	42,489	125,957
Total assets	$799,965	$889,926
Corporate assets primarily include cash and certain prepaid assets.
The following table presents our revenues disaggregated by product line (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Drilling Technologies	$23,211	$17,467	$69,355	$74,076
Downhole Technologies	17,623	13,376	49,329	51,000
Subsea Technologies	22,346	12,321	54,722	41,914
Stimulation and Intervention	25,562	9,375	68,618	42,371
Coiled Tubing	24,130	10,257	65,433	45,667
Production Equipment	14,314	15,498	46,107	53,677
Valve Solutions	14,143	25,338	39,718	91,361
Eliminations	(345)	(26)	(361)	(553)
Total revenue	$140,984	$103,606	$392,921	$399,513
The following table presents our revenues disaggregated by geography (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
United States	$88,532	$62,311	$234,246	$256,497
Canada	10,946	5,574	30,027	25,125
Europe & Africa	17,416	6,153	45,643	25,757
Middle East	10,916	11,156	33,196	34,303
Asia-Pacific	7,302	11,337	31,097	34,160
Latin America	5,872	7,075	18,712	23,671
Total Revenue	$140,984	$103,606	$392,921	$399,513

12. Commitments and Contingencies
In the ordinary course of business, the Company is, and in the future could be, involved in various pending or threatened legal actions, some of which may or may not be covered by insurance. Management reviewed such pending judicial and legal proceedings, the reasonably anticipated costs and expenses in connection with such proceedings, and the availability and limits of insurance coverage, and has established reserves that are believed to be appropriate in light of those outcomes that are believed to be probable and can be estimated. The reserves accrued at September 30, 2021 and December 31, 2020, respectively, are immaterial. In the opinion of management, the Company’s ultimate liability, if any, with respect to these actions is not expected to have a material adverse effect on the Company’s financial position, results of operations or cash flows.

Forum Energy Technologies, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
For further disclosure regarding certain litigation matters, refer to Note 13 of the notes to the consolidated financial statements included in Item 8 of the Company’s 2020 Annual Report on Form 10-K filed with the SEC on March 2, 2021. There have been no material changes related to these matters during the nine months ended September 30, 2021.
13. Loss Per Share
The calculation of basic and diluted earnings per share for each period presented was as follows (dollars and shares in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net loss	$(11,587)	$(21,551)	(63,056)	(64,189)

Basic - weighted average shares outstanding	5,661	5,580	5,637	5,573
Dilutive effect of stock options and restricted stock	—	—	—	—
Dilutive effect of convertible notes due 2025	—	—	—	—
Diluted - weighted average shares outstanding	5,661	5,580	5,637	5,573

Loss per share
Basic	$(2.05)	$(3.86)	$(11.19)	$(11.52)
Diluted	$(2.05)	$(3.86)	$(11.19)	$(11.52)
For all periods presented, we excluded all potentially dilutive restricted shares, stock options and the assumed conversion of the 2025 Notes in calculating diluted earnings per share as the effect was anti-dilutive due to net losses incurred for these periods.
14. Stockholders' Equity
Stock-based compensation
During the nine months ended September 30, 2021, the Company granted 73,839 restricted stock units to employees that vest ratably over three years and 3,093 restricted shares to a non-employee director that vest over one year. The Company also granted 66,524 contingent restricted stock units to employees that vest ratably over three years dependent upon achieving a minimum stock price of $23.49 for 20 trading days during each performance period.
Liability-classified awards
During the nine months ended September 30, 2021, the Company granted 66,524 cash-settled phantom stock units to employees that vest ratably over three years. These awards have a maximum payout that is calculated based on five times the stock price on the date of grant.
The Company also granted 73,839 cash-settled contingent phantom stock units to employees that vest ratably over three years dependent upon achieving a minimum stock price of $23.49 for 20 trading days during each performance period. These awards also have a maximum payout that is calculated based on five times the stock price on the date of grant.
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
Overview
We are a global company serving the oil, natural gas, industrial and renewable energy industries. FET provides value added solutions that increase the safety and efficiency of energy exploration and production. We are an environmentally and socially responsible company headquartered in Houston, Texas with manufacturing, distribution and service facilities strategically located throughout the world. Our products include highly engineered capital equipment as well as consumable products. These consumable products are used in drilling, well construction and completions activities, within the supporting infrastructure, and at processing centers and refineries. Our engineered capital products are directed at drilling rig equipment for new rigs, upgrades and refurbishment projects, subsea construction and development projects, pressure pumping equipment, the placement of production equipment on new producing wells, downstream capital projects and capital equipment for renewable energy projects. Our products are aimed at improving the safety, efficiency, and environmental and social impact of our customers' operations. For the nine months ended September 30, 2021, approximately 80% of our revenue was derived from consumable products and activity-based equipment, while the balance was primarily derived from capital products with a small amount from rental and other services.
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
We believe that the world's long-term energy demand will continue to rise. We also expect hydrocarbons to continue to play a vital role in meeting the world's long-term energy demands while sources of renewable energy continue to develop. As such, we remain focused on serving our customers in both oil and natural gas as well as renewable energy applications. We are also continuing to develop products to help oil and gas operators lower their current emissions while also deploying our existing product technologies in renewable energy applications.
A summary of the products and services offered by each segment is as follows:
•Drilling & Downhole. This segment designs, manufactures and supplies products and provides related services to the drilling, well construction, artificial lift and subsea energy construction markets, including applications in oil and natural gas, renewable energy, defense, and communications. The products and related services consist primarily of: (i) capital equipment and a broad line of expendable products consumed in the drilling process; (ii) well construction casing and cementing equipment and protection products for artificial lift equipment and cables; and (iii) subsea remotely operated vehicles and trenchers, submarine rescue vehicles, specialty components and tooling, and complementary subsea technical services.
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
•Production. This segment designs, manufactures and supplies products and provides related equipment and services for production and infrastructure markets. The products and related services consist primarily of: (i) engineered process systems, production equipment, as well as specialty separation equipment; and (ii) a wide range of industrial valves focused on serving oil and natural gas customers as well as power generation, renewable energy and other general industrial applications.
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
In 2020, the COVID-19 pandemic and associated actions taken around the world to mitigate the spread of COVID-19 caused unprecedented declines in economic activity, energy demand and oil and natural gas prices. In response, OPEC+ implemented significant reductions in oil production and North American exploration and production companies aggressively reduced drilling and completion activities. Although we have experienced operational inefficiencies and supply chain delays, we have not had any work stoppages at our manufacturing facilities due to COVID-19 or associated government regulations. However, in response to the decline in demand for our products during the pandemic, we implemented significant cost reduction actions, including exiting facilities, lowering headcount, reducing salaries, suspending the Company’s matching contribution to the U.S. and Canada defined contribution retirement plans, and furloughing select employee groups. Certain facility closures and headcount reduction efforts continued in the first nine months of 2021.
During the first nine months of 2021, distribution of vaccines and reopening of certain economies has resulted in increasing demand for oil and natural gas. At the same time, the supply of oil and natural gas has been impacted by ongoing constraints by OPEC+ and North American exploration and production companies. As a result of these supply and demand factors, commodity prices have increased substantially in the first nine months of 2021. In addition, ongoing COVID-19 outbreaks and worldwide labor constraints continue to cause disruptions in global supply chains which have led to inflationary pressures for certain goods and services.
Our revenues are highly correlated to the U.S. drilling rig count which has increased to 521 rigs as of the end of the third quarter of 2021 from a low of 244 rigs in August 2020. Furthermore, the level of active hydraulic fracturing fleets also increased substantially in the first nine months of 2021 in order to meet increasing oil demand. Publicly owned exploration and production companies in North America remain under pressure to generate positive cash flows and constrain capital expenditures. In contrast, privately owned exploration and production companies in North America have increased their drilling and completions activity in response to the higher oil and natural gas price environment. In addition, consolidation of exploration and production and service companies has continued in 2021.
Outside of the North America market, activity levels have also increased as well as in global offshore and subsea activity. As a result, during the first nine months of 2021, we have experienced increased demand for our drilling and subsea capital equipment offerings due to an improved outlook for our international drilling customers and the diversification of our subsea product line outside of the oil and natural gas industry.
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
The table below shows average crude oil and natural gas prices for West Texas Intermediate crude oil (“WTI”), United Kingdom Brent crude oil (“Brent”), and Henry Hub natural gas:

	Three Months Ended
	September 30,	June 30,	September 30,
	2021	2021	2020
Average global oil, $/bbl
West Texas Intermediate	$70.54	$66.19	$40.89
United Kingdom Brent	$73.51	$68.98	$42.91

Average North American Natural Gas, $/Mcf
Henry Hub	$4.35	$2.95	$2.00
The price of oil has varied dramatically over the last two years. The spot prices for WTI and Brent fell from $61.14 and $67.77 per barrel, respectively, as of December 31, 2019 to lows below $15.00 per barrel in April 2020. Since that time, oil prices have rebounded to an average of $70.54 and $73.51 for WTI and Brent, respectively, in the third quarter 2021. In addition, natural gas prices have more than doubled when comparing the third quarter 2021 to the third quarter 2020.

The table below shows the average number of active drilling rigs, based on the weekly Baker Hughes Incorporated rig count, operating by geographic area and drilling for different purposes.

	Three Months Ended
	September 30,	June 30,	September 30,
	2021	2021	2020
Active Rigs by Location
United States	496	450	254
Canada	151	72	47
International	772	734	731
Global Active Rigs	1,419	1,256	1,032

Land vs. Offshore Rigs
Land	1,222	1,065	836
Offshore	197	191	196
Global Active Rigs	1,419	1,256	1,032

U.S. Commodity Target
Oil/Gas	394	352	180
Gas	101	97	72
Unclassified	1	1	2
Total U.S. Active Rigs	496	450	254

U.S. Well Path
Horizontal	451	408	218
Vertical	20	18	15
Directional	25	24	21
Total U.S. Active Rigs	496	450	254
A substantial portion of our revenue is impacted by the level of rig activity and the number of wells completed. The average U.S. rig count for the third quarter 2021 was 10% and 95% higher compared to the second quarter of 2021 and third quarter of 2020, respectively. The U.S. rig count started 2020 at 805 working rigs and fell 70% to a low of 244 rigs in August 2020. Since that time, the number of active rigs has partially recovered, ending the third quarter 2021 at 521.
The table below shows the amount of total inbound orders by segment:

(in millions of dollars)	Three Months Ended			Nine Months Ended
	September 30,	June 30,	September 30,	September 30,	September 30,
	2021	2021	2020	2021	2020
Drilling & Downhole	$83.4	$80.5	$38.7	$221.8	$151.0
Completions	59.6	47.4	18.4	154.2	82.5
Production	32.8	30.9	35.2	96.6	115.0
Total Orders	$175.8	$158.8	$92.3	$472.6	$348.5

Results of operations
Three months ended September 30, 2021 compared with three months ended September 30, 2020

	Three Months Ended September 30,		Change
(in thousands of dollars, except per share information)	2021	2020	$	%
Revenue:
Drilling & Downhole	$63,180	$43,164	$20,016	46.4%
Completions	49,692	19,632	30,060	153.1%
Production	28,457	40,836	(12,379)	(30.3)%
Eliminations	(345)	(26)	(319)	*
Total revenue	140,984	103,606	37,378	36.1%
Operating income (loss):
Drilling & Downhole	$4,042	$(13,207)	$17,249	130.6%
Operating margin %	6.4%	(30.6)%
Completions	250	(11,896)	12,146	102.1%
Operating margin %	0.5%	(60.6)%
Production	(3,374)	(70)	(3,304)	(4,720.0)%
Operating margin %	(11.9)%	(0.2)%
Corporate	(8,387)	(7,706)	(681)	(8.8)%
Total segment operating loss	(7,469)	(32,879)	25,410	77.3%
Operating margin %	(5.3)%	(31.7)%
Impairments of property and equipment	—	2,962	(2,962)	*
Loss (gain) on disposal of assets and other	(93)	1,206	(1,299)	*
Operating loss	(7,376)	(37,047)	29,671	80.1%
Interest expense	7,128	8,473	(1,345)	(15.9)%
Foreign exchange losses (gains) and other, net	(3,962)	3,445	(7,407)	*
Loss (gain) on extinguishment of debt	196	(28,734)	28,930	*
Deferred loan costs written off	—	303	(303)	*
Total other (income) expense, net	3,362	(16,513)	19,875	120.4%
Loss before income taxes	(10,738)	(20,534)	9,796	47.7%
Income tax expense	849	1,017	(168)	(16.5)%
Net loss	$(11,587)	$(21,551)	$9,964	46.2%

Weighted average shares outstanding
Basic	5,661	5,580
Diluted	5,661	5,580
Loss per share
Basic	$(2.05)	$(3.86)
Diluted	$(2.05)	$(3.86)
* not meaningful
We sold certain assets of our ABZ and Quadrant valve brands on December 31, 2020. Therefore, our results of operations for the third quarter of 2021 may not be comparable to the results of operations for the third quarter of 2020. Refer to Note 4 Dispositions for additional information.

Revenue
Our revenue for the three months ended September 30, 2021 was $141.0 million, an increase of $37.4 million, or 36.1%, compared to the three months ended September 30, 2020. For the three months ended September 30, 2021, our Drilling & Downhole, Completions, and Production segments comprised 44.8%, 35.0%, and 20.2% of our total revenue, respectively, which compared to 41.7%, 18.9%, and 39.4% of our total revenue, respectively, for the three months ended September 30, 2020. The overall increase in revenue is primarily related to higher sales volumes due to improving market conditions in the third quarter 2021 compared to the third quarter 2020 which was negatively impacted by the COVID 19 pandemic, partially offset by the divestiture of our ABZ and Quadrant valve brands in the fourth quarter 2020. The changes in revenue by operating segment consisted of the following:
Drilling & Downhole segment — Revenue was $63.2 million for the three months ended September 30, 2021, an increase of $20.0 million, or 46.4%, compared to the three months ended September 30, 2020. This increase was driven by a $10.0 million, or 81.4%, increase in revenue for our Subsea Technologies product line due to higher sales of Work Class ROVs into international markets. Revenue for our Drilling Technologies product line increased by $5.7 million, or 32.9%, primarily due to higher sales of consumable products and capital equipment into the U.S. market from the 95% year-over-year increase in the U.S. rig count. Revenue for our Downhole Technologies product line increased by $4.2 million, primarily due to higher sales volumes of artificial lift products due to the increase in the number of well completions and workover activity in the third quarter 2021 compared to 2020.
Completions segment — Revenue was $49.7 million for the three months ended September 30, 2021, an increase of $30.1 million, or 153.1%, compared to the three months ended September 30, 2020. This significant improvement includes revenue increases of $16.2 million and $13.9 million for our Stimulation & Intervention and Coiled Tubing product lines, respectively. These higher sales volumes were driven by increasing U.S. hydraulic fracturing and well intervention service activity levels in the third quarter 2021 compared to the third quarter 2020 when service companies were idling equipment in response to historically low levels of oil demand during the COVID 19 pandemic.
Production segment — Revenue was $28.5 million for the three months ended September 30, 2021, a decrease of $12.4 million, or 30.3%, compared to the three months ended September 30, 2020. This decrease includes a $10.0 million decline related to the divestiture of our ABZ and Quadrant valve brands in the fourth quarter 2020. The remaining $2.4 million decrease was driven by a $1.2 million decline in sales volumes of our other valve brands, primarily due to lower sales into the North America downstream and midstream markets, and a $1.2 million decrease in revenue for our Production Equipment product line, primarily from lower project revenue recognized for our process oil treatment equipment.
Segment operating income (loss) and segment operating margin percentage
Segment operating loss for the three months ended September 30, 2021 was $7.5 million, a $25.4 million improvement compared to a loss of $32.9 million for the three months ended September 30, 2020. For the three months ended September 30, 2021, segment operating margin percentage was (5.3)% compared to (31.7)% for the three months ended September 30, 2020. Segment operating margin percentage is calculated by dividing segment operating income (loss) by revenue for the period. The change in operating income (loss) for each segment is explained as follows:
Drilling & Downhole segment — Segment operating income was $4.0 million, or 6.4%, for the three months ended September 30, 2021 compared to a loss of $13.2 million, or (30.6)%, for the three months ended September 30, 2020. The $17.2 million improvement in segment operating results is primarily attributable to higher gross profit from the 46.4% increase in segment revenues. In addition, segment operating income increased due to a $3.2 million reduction in lease impairments and a $1.8 million reduction in inventory write-downs.
Completions segment — Segment operating income was $0.3 million, or 0.5%, for the three months ended September 30, 2021 compared to a segment operating loss of $11.9 million, or (60.6)%, for the three months ended September 30, 2020. The $12.1 million improvement in segment operating results is primarily attributable to the 153.1% increase in revenues discussed above, partially offset by higher freight, manufacturing and employee related costs associated with the increased activity levels.
Production segment — Segment operating loss was $3.4 million, or (11.9)%, for the three months ended September 30, 2021 compared to a loss of $0.1 million, or (0.2)%, for the three months ended September 30, 2020. The $3.3 million decline in segment operating results is primarily attributable to the disposition of our ABZ and Quadrant valve brands in the fourth quarter 2020. The decline in gross profit from lower revenues discussed above was mostly offset by reductions in employee and facility related costs due to headcount, salary and other cost reductions implemented in 2020.

Corporate — Selling, general and administrative expenses for Corporate were $8.4 million for the three months ended September 30, 2021, a $0.7 million increase compared to the three months ended September 30, 2020. This increase was primarily related to higher variable compensation costs and professional fees, partially offset by a $1.5 million decrease in lease impairments. Corporate costs include, among other items, payroll related costs for management, administration, finance, legal, and human resources personnel; professional fees for legal, accounting and related services; and marketing costs.
Other items not included in segment operating loss
Several items are not included in segment operating loss, but are included in total operating loss. These items include impairments of property and equipment, and loss (gain) on the disposal of assets and other. For further information related to impairments of property and equipment, refer to Note 7 Impairments of Long-Lived Assets.
Other income and expense
Other income and expense includes interest expense, foreign exchange losses (gains) and other, loss (gain) on extinguishment of debt, and deferred loan costs written off. We incurred $7.1 million of interest expense during the three months ended September 30, 2021, a decrease of $1.3 million compared to the three months ended September 30, 2020 due to lower debt balances outstanding in the three months ended September 30, 2021 compared to the three months outstanding September 30, 2020.
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
During the three months ended September 30, 2021, we repurchased an aggregate $1.9 million of principal amount of our 9.00% convertible secured notes due August 2025 (“2025 Notes”) at approximately par value. The net carrying value of the extinguished debt, including unamortized debt discount and debt issuance costs, was $1.7 million, resulting in a $0.2 million loss on extinguishment of debt.
In the third quarter of 2020, we exchanged $315.5 million principal amount of our previous 6.25% unsecured notes due 2021 (“2021 Notes”) for new 2025 Notes. This transaction was accounted for as an extinguishment of the 2021 Notes with the new 2025 Notes recorded at fair value on the transaction date, resulting in a $28.7 million gain on extinguishment of debt. See Note 8 Debt for further information. Concurrent with the completion of the 2021 Notes exchange, the Credit Facility was also amended resulting in a write-off of $0.3 million of deferred loan costs.
Taxes
We recorded tax expense of $0.8 million for the three months ended September 30, 2021, compared to tax expense of $1.0 million for the three months ended September 30, 2020. The estimated annual effective tax rates for the three months ended September 30, 2021 and 2020 were impacted by losses in jurisdictions where the recording of a tax benefit is not available. Furthermore, the tax expense or benefit recorded can vary from period to period depending on the Company’s relative mix of earnings and losses by jurisdiction.

Nine months ended September 30, 2021 compared with nine months ended September 30, 2020

	Nine Months Ended September 30,		Change
	2021	2020	$	%
(in thousands of dollars, except per share information)
Revenue:
Drilling & Downhole	$173,406	$166,990	$6,416	3.8%
Completions	134,051	88,038	46,013	52.3%
Production	85,825	145,038	(59,213)	(40.8)%
Eliminations	(361)	(553)	192	*
Total revenue	392,921	399,513	(6,592)	(1.7)%
Operating income (loss):
Drilling & Downhole	2,237	(26,751)	28,988	108.4%
Operating margin %	1.3%	(16.0)%
Completions	(52)	(47,027)	46,975	99.9%
Operating margin %	—%	(53.4)%
Production	(11,256)	(9,306)	(1,950)	(21.0)%
Operating margin %	(13.1)%	(6.4)%
Corporate	(23,667)	(23,326)	(341)	(1.5)%
Total segment operating loss	(32,738)	(106,410)	73,672	69.2%
Operating margin %	(8.3)%	(26.6)%
Impairments of intangible assets, property and equipment	—	20,394	(20,394)	*
Loss (gain) on disposal of assets and other	(1,362)	672	(2,034)	*
Operating loss	(31,376)	(127,476)	96,100	75.4%
Interest expense	24,065	21,617	2,448	11.3%
Foreign exchange gains and other, net	(1,431)	(931)	(500)	(53.7)%
Loss (gain) on extinguishment of debt	5,290	(72,478)	77,768	*
Deferred loan costs written off	—	2,262	(2,262)	*
Total other (income) expense	27,924	(49,530)	77,454	*
Loss before income taxes	(59,300)	(77,946)	18,646	23.9%
Income tax expense (benefit)	3,756	(13,757)	17,513	127.3%
Net loss	$(63,056)	$(64,189)	$1,133	1.8%

Weighted average shares outstanding
Basic	5,637	5,573
Diluted	5,637	5,573
Loss per share
Basic	$(11.19)	$(11.52)
Diluted	$(11.19)	$(11.52)
* not meaningful
We sold certain assets of our ABZ and Quadrant valve brands on December 31, 2020. Therefore, our results of operations for the nine months ended September 30, 2021 may not be comparable to the results of operations for the nine months ended September 30, 2020. Refer to Note 4 Dispositions for additional information.

Revenue
Our revenue for the nine months ended September 30, 2021 was $392.9 million, a decrease of $6.6 million, or 1.7%, compared to the nine months ended September 30, 2020. For the nine months ended September 30, 2021, our Drilling & Downhole, Completions, and Production segments comprised 44.1%, 34.1%, and 21.8% of our total revenue, respectively, which compared to 41.8%, 21.9%, and 36.3% of our total revenue, respectively, for the nine months ended September 30, 2020. The overall decline in revenue is primarily related to a $32.5 million decrease from the divestiture of our ABZ and Quadrant valve brands in the fourth quarter 2020. This decline was mostly offset by higher sales volumes in the Drilling and Downhole and Completions segments due to improving market conditions in the first nine months of 2021 compared to the first nine months of 2020 which was negatively impacted by the COVID 19 pandemic. The changes in revenue by operating segment consisted of the following:
Drilling & Downhole segment — Revenue was $173.4 million for the nine months ended September 30, 2021, an increase of $6.4 million, or 3.8%, compared to the nine months ended September 30, 2020. This increase includes a $12.8 million, or 30.6%, increase in revenue for our Subsea Technologies product line primarily due to higher sales of Work Class ROVs into international markets. This increase was partially offset by a $4.7 million, or 6.4%, revenue decline for our Drilling Technologies product line primarily due to lower service revenue. Revenue for our Downhole Technologies product line decreased by $1.7 million, or 3.3%, primarily due to higher sales of artificial lift products in the first quarter 2020 prior to the onset of the COVID 19 pandemic.
Completions segment — Revenue was $134.1 million for the nine months ended September 30, 2021, an increase of $46.0 million, or 52.3%, compared to the nine months ended September 30, 2020. This increase includes a $26.2 million, or 61.9%, increase in sales volumes for our Stimulation and Intervention product line and a $19.8 million, or 43.3%, increase in sales volumes for our Coiled Tubing product line. These higher revenue levels were driven by increasing U.S. hydraulic fracturing and well intervention service activity levels in the first nine months of 2021 compared to a rapidly declining market in the first nine months of 2020 when service companies were idling equipment in response to historically low levels of oil demand as a result of the COVID 19 pandemic.
Production segment — Revenue was $85.8 million for the nine months ended September 30, 2021, a decrease of $59.2 million, or 40.8%, compared to the nine months ended September 30, 2020. This decrease includes a $32.5 million decline from the divestiture of our ABZ and Quadrant valve brands in the fourth quarter 2020. The remaining decline was driven by a $19.2 million decline in sales volumes of our other valve brands, primarily due to lower sales into the North America downstream and midstream markets, and a $7.6 million decrease in revenue for our Production Equipment product line from lower sales volumes of our surface production equipment, partially offset by higher sales volumes for our process oil treatment equipment due to increased project activity with international downstream customers.
Segment operating income (loss) and segment operating margin percentage
Segment operating loss for the nine months ended September 30, 2021 was $32.7 million, a $73.7 million improvement compared to a loss of $106.4 million for the nine months ended September 30, 2020. For the nine months ended September 30, 2021, segment operating margin percentage was (8.3)% compared to (26.6)% for the nine months ended September 30, 2020. Segment operating margin percentage is calculated by dividing segment operating income (loss) by revenue for the period. The change in operating income (loss) for each segment is explained as follows:
Drilling & Downhole segment — Segment operating income was $2.2 million, or 1.3%, for the nine months ended September 30, 2021 compared to a loss of $26.8 million, or (16.0)%, for the nine months ended September 30, 2020. The $29.0 million improvement in segment operating results is primarily attributable to a decrease in employee related costs due to headcount, salary and other cost reductions implemented in 2020. In addition, segment operating results also improved due to a $4.4 million decrease in impairments of operating lease right of use assets, a $3.8 million reduction in inventory write downs and lower severance and other costs related to restructuring activities in the first nine months of 2020.
Completions segment — Segment operating loss was $0.1 million for the nine months ended September 30, 2021 compared to a loss of $47.0 million, or (53.4)%, for the nine months ended September 30, 2020. The $47.0 million improvement in segment operating results is primarily attributable to higher gross profit from the 52.3% increase in revenues discussed above. In addition, operating results improved due to a $12.3 million decrease in inventory write downs, a $6.1 million decrease in impairments of operating lease right of use assets and reductions in employee related costs due to headcount, salary and other cost reductions implemented in 2020.

Production segment — Segment operating loss was $11.3 million, or (13.1)%, for the nine months ended September 30, 2021 compared to a loss of $9.3 million, or (6.4)%, for the nine months ended September 30, 2020. The $2.0 million decline in segment operating results is primarily attributable to the disposition of our ABZ and Quadrant valve brands in the fourth quarter 2020. In addition, gross profit declined as a result of the lower sales volumes discussed above. These declines were mostly offset by reductions in employee related costs due to headcount, salary and other cost reductions implemented in 2020 as well as a $1.9 million decrease in impairments of operating lease right of use assets and a $1.7 million decrease in inventory write downs.
Corporate — Selling, general and administrative expenses for Corporate were $23.7 million for the nine months ended September 30, 2021, a $0.3 million increase compared to the nine months ended September 30, 2020. This increase was primarily related to higher variable compensation costs and professional fees, partially offset by a $1.5 million decrease in lease impairments. Corporate costs include, among other items, payroll related costs for management, administration, finance, legal, and human resources personnel; professional fees for legal, accounting and related services; and marketing costs.
Other items not included in segment operating loss
Several items are not included in segment operating loss, but are included in total operating loss. These items include impairments of intangible assets, property and equipment and loss (gain) on disposal of assets and other. For further information related to impairments of intangible assets, property and equipment, refer to Note 7 Impairments of Long-Lived Assets.
Other expense
Other expense includes interest expense, foreign exchange gains and other, loss (gain) on extinguishment of debt and deferred loan costs written off. We incurred $24.1 million of interest expense during the nine months ended September 30, 2021, an increase of $2.4 million from the nine months ended September 30, 2020 due to higher non-cash amortization of debt discount and debt issuance costs associated with our 2025 Notes.
The foreign exchange gains are primarily the result of movements in the British pound, Euro and Canadian dollar relative to the U.S. dollar. These movements in exchange rates create foreign exchange gains or losses when applied to monetary assets or liabilities denominated in currencies other than the location’s functional currency, primarily U.S. dollar denominated cash, trade account receivables and net intercompany receivable balances for our entities using a functional currency other than the U.S. dollar.
During the nine months ended September 30, 2021, we repurchased an aggregate $59.9 million of principal amount of our 2025 Notes for $58.6 million. The net carrying value of the extinguished debt, including unamortized debt discount and debt issuance costs, was $53.3 million, resulting in a $5.3 million loss on extinguishment of debt.
During the nine months ended September 30, 2020, we recognized $72.5 million of gains on extinguishment of debt, including a $43.8 million gain from the repurchase of notes and a $28.7 million gain from the exchange of notes in the third quarter of 2020 as further described below.
During the first nine months of 2020, we repurchased an aggregate $71.9 million of principal amount of our 2021 Notes for $27.6 million. The net carrying value of the extinguished debt, including unamortized debt premium and debt issuance costs, was $71.4 million, resulting in the $43.8 million gain on extinguishment of debt.
In the third quarter of 2020, we exchanged $315.5 million principal amount of 2021 Notes for new 2025 Notes. This transaction was accounted for as an extinguishment of the 2021 Notes with the new 2025 Notes recorded at fair value on the transaction date, resulting in the $28.7 million gain on extinguishment of debt.
During the nine months ended September 30, 2020, we wrote-off $2.3 million of deferred loan costs including $2.0 million for the termination of previous discussions related to a potential exchange offer for our 2021 Notes and $0.3 million related to amending our Credit Facility.
Taxes
We recorded tax expense of $3.8 million for the nine months ended September 30, 2021, compared to a tax benefit of $13.8 million for the nine months ended September 30, 2020. The estimated annual effective tax rates for the nine months ended September 30, 2021 and 2020 were impacted by losses in jurisdictions where the recording of a tax benefit is not available. Furthermore, the tax expense or benefit recorded can vary from period to period depending on the Company’s relative mix of earnings and losses by jurisdiction.
The tax benefit for the nine months ended September 30, 2020 included a $16.6 million benefit related to a carryback claim for U.S. federal tax losses based on provisions in the U.S. Coronavirus Aid, Relief, and Economic

Security Act (“CARES Act”), which was signed into law on March 27, 2020. The CARES Act provided relief to corporate taxpayers by permitting a five-year carryback of 2018-2020 NOLs, increased the 30% limitation on interest expense deductibility to 50% of adjusted taxable income for 2019 and 2020, and accelerated refunds for minimum tax credit carryforwards, among other provisions. The tax effects of changes in tax laws are recognized in the period in which the law is enacted.
Liquidity and capital resources
Sources and uses of liquidity
Our internal sources of liquidity are cash on hand and cash flows from operations, while our primary external sources include trade credit, the Credit Facility and the 2025 Notes. Our primary uses of capital have been for inventory, sales on credit to our customers, maintenance and growth capital expenditures, and debt repayments. We continually monitor other potential capital sources, including equity and debt financing, to meet our investment and target liquidity requirements. Our future success and growth will be highly dependent on our ability to generate positive operating cash flow and access outside sources of capital.
As of December 31, 2020, we had $316.9 million principal amount of 2025 Notes outstanding and $13.1 million outstanding under our revolving Credit Facility. During the nine months ended September 30, 2021, we repurchased $59.9 million principal amount of our 2025 Notes and repaid the $13.1 million outstanding under our revolving Credit Facility. Following these transactions, we had $257.0 million principal amount of 2025 Notes and no borrowings outstanding under our Credit Facility as of September 30, 2021.
In September 2021, we amended our Credit Facility to, among other things, extend the maturity date to September 2026, reduce the aggregate amount of the commitment under the Credit Facility to $179.0 million, and change the interest rate applicable to outstanding loans.
See Note 8 Debt for further details related to the terms for our 2025 Notes and Credit Facility.
As of September 30, 2021, we had cash and cash equivalents of $50.0 million and $130.8 million of availability under the Credit Facility. We anticipate that our future working capital requirements for our operations will fluctuate directionally with revenues. Furthermore, availability under the Credit Facility will fluctuate directionally based on the level of our eligible accounts receivable and inventory subject to applicable sublimits. In addition, we expect total 2021 capital expenditures to be less than $5.0 million, consisting of, among other items, replacing end of life machinery and equipment.
We expect our available cash on-hand, cash generated by operations, and estimated availability under the Credit Facility to be adequate to fund current operations during the next 12 months. In addition, based on existing market conditions and our expected liquidity needs, among other factors, we may use a portion of our cash flows from operations, proceeds from divestitures, securities offerings or other eligible capital to reduce the principal amount of our 2025 Notes outstanding.
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

Our cash flows for the nine months ended September 30, 2021 and 2020 are presented below (in millions):

	Nine Months Ended September 30,
	2021	2020
Net cash provided by (used in) operating activities	$(8.1)	$1.7
Net cash provided by investing activities	4.5	2.0
Net cash used in financing activities	(74.6)	(41.5)
Effect of exchange rate changes on cash	(0.4)	(0.1)
Net decrease in cash, cash equivalents and restricted cash	$(78.6)	$(37.9)
Net cash provided by (used in) operating activities
Net cash used in operating activities was $8.1 million for the nine months ended September 30, 2021 compared to $1.7 million of cash provided by operating activities for the nine months ended September 30, 2020. This decline in operating cash flows is primarily attributable to changes in working capital which provided cash of $2.8 million for the nine months ended September 30, 2021 compared to providing $31.6 million of cash for the nine months ended September 30, 2020. This decline was partially offset by an improvement in net income adjusted for non-cash items which used $10.9 million of cash for the nine months ended September 30, 2021 compared to using $29.9 million for the nine months ended September 30, 2020.
Net cash provided by investing activities
Net cash provided by investing activities was $4.5 million for the nine months ended September 30, 2021 including $6.8 million of proceeds from the sale of property and equipment, partially offset by $1.3 million of cash paid for the net working capital settlement related to the disposition of our ABZ and QVA valve brands and $1.0 million of capital expenditures. Net cash provided by investing activities was $2.0 million for the nine months ended September 30, 2020 including $3.6 million of proceeds from the sale of property and equipment, partially offset by $2.2 million of capital expenditures for property and equipment.
Net cash used in financing activities
Net cash used in financing activities was $74.6 million for the nine months ended September 30, 2021 including $58.6 million of cash used to repurchase 2025 Notes and $13.1 million of repayments on the revolving Credit Facility. Net cash used in financing activities was $41.5 million for the nine months ended September 30, 2020 including $27.6 million of cash used to repurchase 2021 Notes $9.4 million paid for deferred financing costs and a $3.5 million early participation payment for the bond exchange.
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
Summarized financial information for the year-to-date interim period and the most recent annual period was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Summarized Statements of Operations	2021	2020	2021	2020
Revenue	$108,099	$79,676	$287,336	$313,838
Cost of sales	86,495	69,856	229,143	284,494
Operating loss	(3,998)	(40,311)	(31,892)	(126,286)
Net loss	(11,587)	(21,551)	(63,056)	(64,189)

	September 30, 2021	December 31, 2020
Summarized Balance Sheet
Current assets	$323,397	$385,364
Non-current assets	301,761	332,486

Current liabilities	$135,483	$105,393
Payables to non-guarantor subsidiaries	112,950	102,885
Non-current liabilities	258,977	324,954
Off-balance sheet arrangements
As of September 30, 2021, we had no off-balance sheet instruments or financial arrangements, other than letters of credit entered into in the ordinary course of business.
Critical accounting policies and estimates
There have been no material changes in our critical accounting policies and procedures during the nine months ended September 30, 2021. For a detailed discussion of our critical accounting policies and estimates, refer to our 2020 Annual Report on Form 10-K. For recent accounting pronouncements, refer to Note 2 Recent Accounting Pronouncements.

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
Our management, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b) as of September 30, 2021. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2021.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
Information related to Item 1. Legal Proceedings is included in Note 12 Commitments and Contingencies, which is incorporated herein by reference.
Item 1A. Risk Factors
For additional information about our risk factors, see “Risk Factors” in Item 1A of our 2020 Annual Report on Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
In November 2021, our board of directors approved a program for the repurchase of outstanding shares of our common stock with an aggregate purchase amount of up to $10 million.
Following is a summary of our repurchases of our common stock during the three months ended September 30, 2021.

Period	Total number of shares purchased (a)	Average price paid per share	Total number of shares purchased as part of publicly announced plan or programs	Maximum value of shares that may yet be purchased under the plan or program (in thousands)
July 1, 2021 - July 31, 2021	45	$24.25	—	$—
August 1, 2021 - August 31, 2021	—	$—	—	$—
September 1, 2021 - September 30, 2021	—	$—	—	$—
Total	45	$24.25	—
(a) All of the 45 shares purchased during the three months ended September 30, 2021 were acquired from employees in connection with the settlement of income tax and related benefit withholding obligations arising from the vesting of restricted stock grants. These shares were not part of a publicly announced program to purchase common stock.

Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None
Item 6. Exhibits

Exhibit
Number		DESCRIPTION

10.1	—
Credit Agreement Amendment, dated as of September 8, 2021, among the Company, as borrower, the other borrowers party thereto, the guarantors party thereto, the lenders party thereto, Wells Fargo Bank, National Association, as Administrative Agent, and the other parties named therein (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on September 8, 2021).

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

FORUM ENERGY TECHNOLOGIES, INC.
Date:	November 5, 2021	By:	/s/ D. Lyle Williams, Jr.
D. Lyle Williams, Jr.
Executive Vice President and Chief Financial Officer
(As Duly Authorized Officer and Principal Financial Officer)

		By:	/s/ John McElroy
John McElroy
Vice President and Chief Accounting Officer
(As Duly Authorized Officer and Principal Accounting Officer)