Form 10-K
period 2021-12-31
FORUM ENERGY TECHNOLOGIES, INC.
filed 2022-03-04
CIK 1401257

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________________
FORM 10-K
____________________________________

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of Common Stock held by non-affiliates on June 30, 2021, determined using the per share closing price on the New York Stock Exchange Composite tape of $23.48 on June 30, 2021, was approximately $104.7 million. For this purpose, our executive officers and directors and SCF Partners L.P. and its affiliates are considered affiliates.
As of February 25, 2022, there were 5,652,723 common shares outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of our Proxy Statement for the 2022 Annual Meeting of Stockholders are incorporated by reference into Part III of this report.

Forum Energy Technologies, Inc.

PART I
Item 1. Business
Forum Energy Technologies, Inc., a Delaware corporation (the “Company,” “FET,” “we,” “our” or “us”), is a global company serving the oil, natural gas, industrial and renewable energy industries. Our common shares are listed on the New York Stock Exchange (“NYSE”) under the symbol “FET.” Our principal executive offices are located at 10344 Sam Houston Park Drive, Houston, Texas 77064, our telephone number is (713) 351-7900, and our website is www.f-e-t.com. Our Annual Reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and all amendments thereto, are available free of charge in the “Investors” section of our website as soon as reasonably practicable after such reports are electronically filed with or furnished to the Securities and Exchange Commission (“SEC”). These reports are also available on the SEC’s website at www.sec.gov. Information contained on or accessible from our website is not incorporated by reference into this Annual Report on Form 10-K and should not be considered part of this report or any other filing that we make with the SEC.
Overview
We are a global company serving the oil, natural gas, industrial and renewable energy industries. FET provides value added solutions aimed at improving the safety, efficiency, and environmental impact of our customers' operations. We are an environmentally and socially responsible company headquartered in Houston, Texas with manufacturing, distribution and service facilities strategically located throughout the world. Our products include highly engineered capital equipment as well as consumable products. These consumable products are used in drilling, well construction and completions activities, within the supporting infrastructure, and at processing centers and refineries. Our engineered capital products are directed at drilling rig equipment for new rigs, upgrades and refurbishment projects, subsea construction and development projects, pressure pumping equipment, the placement of production equipment on new producing wells, downstream capital projects and capital equipment for renewable energy projects. In 2021, over 78% of our revenue was derived from consumable products and activity-based equipment, while the balance was primarily derived from capital products with a small amount from rental and other services.
We design, manufacture and supply high quality reliable products that create value for our diverse customer base, which includes, among others, oil and natural gas operators, land and offshore drilling contractors, oilfield service companies, subsea construction and service companies, and pipeline and refinery operators. In addition, we offer some of our products to renewable energy and new energy companies for applications such as offshore wind, geothermal power and biogas.
We expect that the world's long-term energy demand will continue to rise with global population growth and that hydrocarbons will continue to play a vital role in meeting the world's long-term energy needs while renewable energy sources continue to develop. As such, we remain focused on serving our customers in both oil and natural gas applications, where we are continuing to develop products to lower operators’ current emissions. We are also deploying our existing product technologies in renewable energy applications and seeking to develop innovative equipment.
Our reporting segments align with business activity drivers and the manner in which management reviews and evaluates operating performance. FET operates in the following three reporting segments: Drilling & Downhole, Completions and Production. We believe that the reporting segment structure is aligned with the key phases of the well cycle and provides operating efficiencies.
We incorporate by reference the segment and geographic information for the last two years set forth in Note 18 Business Segments, and the information with respect to dispositions set forth in Note 4 Acquisitions & Dispositions.
DRILLING AND DOWNHOLE SEGMENT
Our Drilling & Downhole segment designs, manufactures and supplies products and provides related services to the drilling, well construction, artificial lift and subsea energy construction markets, including applications in oil and natural gas, renewable energy, defense, and communications. The products and related services consist primarily of (i) capital equipment and a broad line of expendable products consumed in the drilling process; (ii) well construction casing and cementing equipment and protection products for artificial lift equipment and cables; and (iii) subsea remotely operated vehicles and trenchers, submarine rescue vehicles, specialty components and tooling, and complementary subsea technical services.

There are several factors that drive demand for our Drilling & Downhole segment. Our Drilling Technologies product line is influenced by global drilling activity; the level of capital investment in drilling rigs and equipment replacement as drilling contractors modify or replace existing rigs to increase capability or improve efficiency and safety; the number of rigs in use and the severity of operating conditions. Our Downhole Technologies product line is impacted by the level of well completion activity and complexity of well construction and completion. Our Subsea Technologies product line is affected by global offshore activity, defense spending, subsea equipment and pipeline installation, repair and maintenance expenditures, and growth in offshore windfarm development.
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
Drilling capital equipment. We design and manufacture a range of powered and manual tubular handling tools used on onshore and offshore drilling rigs. Our Forum B+V Oil Tools and Wrangler™ branded tools reduce direct human involvement in the handling of pipe during drilling operations, improving safety, speed and efficiency of operations. Our tubular handling tools include elevators, clamps, rotary slips, rotary tongs, powered slips, spiders and kelly spinners. Our hydraulic catwalks mechanize the lifting and lowering of tubulars to and from the drill floor, eliminating or reducing the need for traditional drill pipe and casing “pick-up and lay-down” operations with associated personnel. In addition, our make-up and break-out tools, called Forum Roughneck™, automate a dangerous rig floor task and improve rig drilling speed and safety. In addition, we also manufacture torque machines which allow customers to make up and break out complex tubulars and casing offline. We also design and manufacture a range of rig-based offline activity cranes and multi-purpose cranes.
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
Casing and cementing tools. Through our Davis-Lynch™ branded downhole well construction operations, we design and manufacture products used in the construction of oil, natural gas and geothermal wells. We design and manufacture a full portfolio of centralizers, float equipment, stage cementing tools, inflatable packers, flotation collars, cementing plugs and surge reduction equipment. Our products are used globally in the construction of onshore and offshore wells.
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
We design and manufacture large work-class ROVs through our highly respected Perry® brand. These vehicles are principally used in deepwater construction applications. In addition to work-class ROVs, we design and manufacture large trenchers that travel along the sea floor for trenching, installation and burial operations. The largest of these trenchers is able to cut over three meters deep into the seafloor to lay pipelines, power cables or communications cables for customers in the pipeline, offshore wind power and telecom markets.
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
Our subsea vehicle customers are primarily large offshore service companies that serve the oil and natural gas, telecommunications, offshore wind power, and other industries operating in marine environments. In addition, we sell products to a range of governmental organizations including naval, maritime science and geoscience research organizations.
Subsea products and technical services. We are also a leading designer and manufacturer of subsea products and components utilized in conjunction with ROVs for the oil and natural gas, renewables, telecommunications and defense markets. We manufacture Dynacon® branded ROV launch and recovery systems, linear cable engines, Sub-Atlantic® branded ROV thrusters, and a wide range of hydraulic power units and valve packs. We design and manufacture these ROV components for incorporation into our own vehicles as well as for sale to other ROV manufacturers. We also provide a broad suite of subsea tooling and technical services.
COMPLETIONS SEGMENT
Our Completions segment designs, manufactures and supplies products and provides related services to the coiled tubing, well stimulation and intervention markets. The products and related services consist primarily of: (i) capital and consumable products sold to the pressure pumping, hydraulic fracturing and flowback services markets, including hydraulic fracturing pumps, cooling systems, high-pressure flexible hoses and flow iron as well as wireline cable and pressure control equipment used in the well completion and intervention service markets; and (ii) coiled tubing strings and coiled line pipe and related services.
Demand for our Stimulation & Intervention and Coiled Tubing product lines is impacted by the level of shale or tight sand basin hydraulic fracturing activity and the level of workover and intervention activity.
Stimulation and Intervention. We provide a broad range of high pressure pumps and flow equipment used by pressure pumping companies during stimulation, intervention (principally plug and perforation activity) and flowback processes. We sell power end assemblies, industrial heat exchanger and cooling systems, manifolds and manifold trailers, high-pressure flexible hoses and flow iron. Frequent refurbishment and recertification of flow equipment is critical to ensuring the reliable and safe operation of a pressure pumping company’s fleet. We perform these services and position inventory in strategic locations in North America.
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
Coiled Tubing. We manufacture Global Tubing® branded coiled tubing strings, including DURACOIL (quench and temper), and coiled line pipe, and provide related services. Coiled tubing strings are consumable components utilized to perform well completion and intervention activities. Our coiled line pipe offering serves as an alternative to conventional line pipe and composite flexibles in onshore and offshore applications. More recently, our coiled line pipe offering has been utilized by a customer for a carbon capture project to transport carbon for injection into underground storage.
The product line’s primary customers are domestic and international service companies that provide coiled tubing services and oil and gas operators.
PRODUCTION SEGMENT
Our Production segment designs, manufactures and supplies products and provides related equipment and services for production and infrastructure markets. The products and related services consist primarily of: (i) engineered process systems, production equipment, as well as specialty separation equipment; and (ii) a wide range of industrial valves focused on serving oil and natural gas customers as well as power generation, renewable energy and other general industrial applications.
The segment’s primary market driver is the level of spending associated with new producing wells as well as spending on midstream and downstream projects. In addition, demand for our Valve Solutions products is affected by activity levels in the power generation, process, petrochemical and mining industries.
Production Equipment. Our Production Equipment product line provides engineered process systems for capital equipment used at the wellsite and for production processing in the U.S. Once a well has been drilled, completed and brought on stream, we provide the well operator with process equipment necessary to make the oil or natural gas ready for transmission. We engineer, fabricate and install separators, packaged production systems and pressure vessels, skidded vessels with gas measurement, modular process plants, header and manifold skids, process and flow control equipment and separators to help clean and process oil or natural gas as it travels from the wellhead and along the transmission line to the refinery. Our customers are principally U.S. oil and natural gas operators or producers.
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
Valve Solutions. We provide a wide range of industrial valves that principally serve the upstream, midstream and downstream markets of the oil and natural gas industry. Our valves also serve general industrial, power generation and process industry customers as well as the mining industry. In addition, our Canadian operations provide significant exposure to heavy oil projects. We provide ball, gate, globe, check and butterfly valves across a range of sizes and applications.
We market our valves to our customers and end users through our recognized brands: PBV®, DSI® and Accuseal®. Much of our production is sold through distribution supply companies, with our marketing efforts targeting end users for pull through of our valve products.
Our supply chain systems enable us to design and sell high-quality engineered valves, as well as provide standardized products, while maintaining competitive pricing and minimizing capital requirements. We utilize our international manufacturing partners to produce completed products and components for the majority of our valve products.
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
Backlog
As we provide a mix of consumable products, capital goods, and repair parts and services, the majority of orders and commitments included in our backlog as of December 31, 2021 are scheduled to be delivered within six months. Our backlog was approximately $196 million at December 31, 2021 and approximately $114 million at December 31, 2020. Substantially all of the projects currently in our backlog are subject to change and our customers may seek to terminate these orders. However, customers are generally required to pay us for work performed as well as other costs and fees as a result of such changes or termination. It is difficult to predict how much of our current backlog may be delayed or terminated, or subject to changes, as well as our ability to collect termination or change fees.
Our consumable and repair products are predominantly off-the-shelf items requiring short lead-times, generally less than six months, and our related refurbishment or other services are also not contracted with significant lead time. The composition of our backlog is reflective of our mix of capital equipment, consumable products, aftermarket and other related items. Our bookings, which consist of written orders or commitments for our products or related services, during the years ended December 31, 2021 and 2020 were approximately $632.3 and $473 million, respectively.
Customers
No customer represented more than 10% of consolidated revenue in any of the last three years.
Seasonality
Our business is not significantly impacted by seasonality. However, in the years ended December 31, 2019 through 2021, we did experience a decreased level of demand for our products in the fourth quarter. In addition, given the geographic proximity of a number of our facilities to the Gulf Coast, we are subject to business interruptions caused by hurricanes and tropical storms. Furthermore, a small portion of the revenue we generate from select Canadian operations often benefits from higher first quarter activity levels, as operators take advantage of the winter freeze to gain access to remote drilling and production areas.
Competition
The markets in which we operate are highly competitive. We compete with a number of companies of varying sizes. There are several large national and multinational companies that have longer operating histories, greater financial, technical and other resources and greater name recognition. In addition, we have several smaller competitors who compete with us on a regional or local basis. These competitors are often times very quick to respond to new or emerging technologies and services, and changes in customer requirements. The principal competitive factors in our markets are product quality and performance, price, breadth of product offering, availability of products and services, performance, distribution capabilities, technical expertise, responsiveness to customer needs, reputation for service and intellectual property rights. We believe our products and services in each segment are comparable in price, quality, performance and dependability with our competitors’ offerings. We seek to differentiate ourselves from our competitors by providing a rapid response to the needs of our customers, expert knowledge, a high level of customer service, and innovative product development initiatives. Some of our competitors expend greater amounts of money than us on formal research and engineering efforts. We believe, however, that our product development efforts are enhanced by the investment of management time that we make to improve our customer service and to work with our customers on their specific product needs and challenges.
Although we have no single competitor across all of our product lines, the companies we compete with across the greatest number of our product lines include National Oilwell Varco, Inc., Cameron International Corporation (a subsidiary of Schlumberger), TechnipFMC plc, Tenaris S.A., and Caterpillar, Inc.

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
Raw materials
We acquire component parts, products and raw materials from suppliers, including foundries, forge shops, and original equipment manufacturers. The prices we pay for our raw materials may be affected by, among other things, energy, steel and other commodity prices, inflationary pressures, tariffs and duties on imported materials and foreign currency exchange rates. Certain of our component parts, products or raw materials, such as bearings, are only available from a limited number of suppliers. Please see “Risk factors—Risks related to our business—We rely on relationships with key suppliers to operate and maintain our business.”
Timely receipt of raw materials is critical to our business. In 2021, we were negatively impacted by various transportation and other supply chain constraints, which caused manufacturing delays for some of our products. In the future, we may not be able to continue purchasing raw materials on a timely basis or at acceptable prices. We generally try to purchase raw materials from multiple suppliers so that we are not dependent on any one supplier, but this is not always possible.
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
We typically offer our customers standard payment terms of 30 days, although during downturns in activity, customers often take 65 days or more to settle accounts. For sales into certain countries or for select customers, we might require payment upfront or credit support through a letter of credit. For longer term projects, we typically require progress payments as important milestones are reached. On average, we collect our receivables in about 60 days from shipment resulting in a substantial investment in accounts receivable. Likewise, standard terms with our vendors are 90 days. For critical items sourced from significant vendors, we have settled accounts more quickly, sometimes in exchange for early payment discounts.
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
Employees
As of December 31, 2021, we had approximately 1,400 employees. Of our total employees, approximately 1,000 were in the U.S., 150 were in the United Kingdom, 100 were in Germany, 100 were in Canada and 50 were in other locations. We are not a party to any collective bargaining agreements, other than in our Hamburg, Germany facility. We consider our relations with our employees to be satisfactory.

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
•The markets in which we operate are highly competitive, including some companies that hold substantial market share and have substantially greater resources than we do, as well as a number of regional or local competitors for certain of our product lines. We may not be able to compete successfully in this environment.
•Given the uncertainty related to long-term commodity prices and associated customer demand, we may hold excess or obsolete inventory, and as a result, may experience a reduction in gross margins and financial results.
•We may not realize revenue on our current backlog due to customer order reductions, cancellations or acceptance delays, which may negatively impact our financial results.
• The COVID-19 pandemic has and may continue to adversely affect our business and results of operations.
•The industry in which we operate is undergoing continuing consolidation and seeking opportunities to participate in the energy transition, which may impact our results of operations.
•A greater focus on budgetary discipline and technological advances have caused a decline in customer spending that may remain at a low level despite an increase in commodity prices.
• We may be unable to employ a sufficient number of skilled and qualified workers.
• We rely on relationships with key suppliers to operate and maintain our business.
•Our business depends upon our ability to obtain key raw materials and specialized equipment from suppliers. Increased costs of raw materials and other components, and inflationary pressure, may result in increased operating expenses.
•We may not be able to satisfy technical requirements, testing requirements, code requirements or other specifications under contracts and contract tenders.
•A failure or breach of our information technology infrastructure, including as a result of cyber attacks or failures of data protection measures, could adversely impact our business and results of operations and expose us to potential liabilities.
• Our success depends on our ability to implement new technologies and services more efficiently and quickly than our competitors.
•Our success will be affected by the use and protection of our proprietary technology. Due to the limitations of our intellectual property rights, our ability to exclude others from the use of our proprietary technology may be reduced. Furthermore, we may be adversely affected by disputes regarding intellectual property rights.
• We may incur liabilities, fines, penalties or additional costs, or we may be unable to sell to certain customers if we do not maintain safe operations.
•If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results or prevent fraud.
• Facility consolidations or expansions may subject us to risks of operating inefficiencies, construction delays and cost overruns.
• Our acquisitions and dispositions may not result in anticipated benefits and may present risks not originally contemplated, which may have a material adverse effect on our business, consolidated results of operations and consolidated financial condition.
• A natural disaster, catastrophe or other event could result in severe property damage, which could curtail our operations.
Legal and Regulatory Risks:
•Our operations and our customers’ operations are subject to a variety of governmental laws and regulations that affect our and our customers’ costs, prohibit or curtail our customers’ operations in certain areas, limit the demand for our products and services or restrict our operations.
•Potential legislation or regulations restricting the use of hydraulic fracturing could reduce demand for our products.
•Our financial results could be adversely impacted by changes in regulation of oil and natural gas exploration and development activity in response to significant environmental incidents or climate change actions.

•Our operations are subject to environmental and operational safety laws and regulations that may expose us to significant costs and liabilities.
•Tariffs imposed by the U.S. government could have a further severe adverse effect on our results of operations.
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
•Climate change legislation or regulations restricting emissions of greenhouse gases and related divestment and other efforts could increase our operating costs or reduce demand for our products.

Risks Related to our International Operations
•Our business operations worldwide are subject to a number of U.S. federal laws and regulations, including restrictions imposed by the U.S. Foreign Corrupt Practices Act as well as trade sanctions administered by the Office of Foreign Assets Control and the Commerce Department, as well as similar laws in non-U.S. jurisdictions that govern our operations by virtue of our presence or activities there.
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
•We have incurred impairment charges and we may incur additional impairment charges in the future.
•Provisions in our organizational documents and under Delaware law could delay or prevent a change in control of our company, which could adversely affect the price of our common stock.
•L.E. Simmons & Associates (“LESA”), through SCF Partners (“SCF”), may significantly influence the outcome of stockholder voting and may exercise this voting power in a manner adverse to our other stockholders.
•We have renounced any interest in specified business opportunities.

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
•weather conditions, including hurricanes and tornadoes, that can affect oil and natural gas operations;
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
•increased pressures to invest in sustainable energy sources, shareholder activism or activities by non-governmental organizations to restrict the exploration, development and production of oil and natural gas;
•conservation measures and technological advances affecting energy consumption;
•price and availability of alternative energy resources and fuels;
•uncertainty in capital and commodities markets, and the ability of oil and natural gas companies to raise equity capital and debt financing;
•interest rates, the cost of capital and inflationary pressures; and
•merger and divestiture activity among oil and natural gas producers, drilling contractors and oilfield service companies.
The oil and natural gas industry has historically experienced periodic reductions in the overall level of exploration and development activities in connection with declines in commodity prices. As a result, there are periodic reductions in the demand for our products and services, downward pressure on the prices that we charge and ultimately an adverse impact on our business. During the year ended December 31, 2021, the COVID-19 pandemic negatively impacted demand for oil and natural gas, which has contributed to further price volatility. Although, as of early 2022, oil and gas prices and demand have recovered from the historic lows seen in the first half of 2020, it is uncertain whether prices will maintain current levels, decline or increase. Furthermore, there can be no assurance that the demand or pricing for oil and natural gas will follow historic patterns, including as a result of increased availability of alternative energy sources. Declines in oil and natural gas prices, decreased levels of exploration, development, and production activity, use of alternative sources of energy, and the willingness of customers to invest in their equipment relative to historical norms may negatively affect:
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
The markets in which we operate are highly competitive, including some companies that hold substantial market share and have substantially greater resources than we do, as well as a number of regional or local competitors for certain of our product lines. We may not be able to compete successfully in this environment.
The markets in which we operate are highly competitive and our products and services are subject to competition from significantly larger businesses. We have several competitors that are large national and multinational companies that have longer operating histories, and greater financial, technical and other resources than we do. In addition, we compete with many small companies on a regional or local basis. Our competitors may be able to respond more quickly to new or emerging technologies and services and changes in customer requirements. In addition, several of our competitors provide a much broader array of services, and have a stronger presence in more geographic markets and, as such, may be better positioned to withstand an extended downturn. Our larger competitors are able to use their size and purchasing power to seek economies of scale and pricing concessions. Furthermore, some of our customers are our competitors and have in the past ceased buying from us, and may do the same in the future. We also have competitors outside of the U.S. with lower structural costs due to labor and raw material cost in and around their manufacturing centers, and prices based on foreign currencies. Accordingly, currency fluctuations may cause U.S. dollar-priced products to be less competitive than our competitors’ products that are priced in other currencies. Moreover, our competitors may utilize available capacity during a period of depressed energy prices to gain market share.
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
Given the uncertainty related to long-term commodity prices and associated customer demand, we may hold excess or obsolete inventory, and as a result, may experience a reduction in gross margins and financial results.
We cannot accurately predict what or how many products our customers will need in the future. Orders are placed with our suppliers based on forecasts of customer demand and, in some instances, we may establish buffer inventories to accommodate anticipated demand. At certain times, we have built capital equipment before receiving customer orders. Our forecasts of customer demand are based on multiple assumptions, which have introduced errors into the estimates. These forecasts were particularly challenging during the height of the COVID-19 pandemic, including as a result of uncertain demand levels and inability by our customers to receive finished goods. In addition, many of our suppliers, such as those for certain of our standardized valves, require a longer lead time to provide products than our customers demand for delivery of our finished products. If we underestimate customer demand or if insufficient manufacturing capacity is available, we would miss revenue opportunities and potentially lose market share and damage our customer relationships. Conversely, if we overestimate customer demand, we would allocate resources to the purchase of material or manufactured products that we are not be able to sell when we expect to, if at all. As a result, we would hold excess or obsolete inventory, which would reduce gross margin and adversely affect financial results upon writing down the value of inventory. In addition, any future significant cancellations or deferrals of product orders or the return of previously sold products could materially and adversely affect profit margins, increase product obsolescence and restrict our ability to fund our operations.

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
The COVID-19 pandemic and related responses by governmental authorities and changes to consumer behavior have significantly impacted global economic activity. In addition to impacts on oil and natural gas markets (as described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Market Conditions”), the COVID-19 pandemic caused further declines in the global rig count and North America completions activities that impacted our business and operations. These events have compounded the impact from many of the risks described in this Risk Factors section, including those relating to our customers’ capital spending and trends in oil and natural gas prices. Although demand for our products and services has partially recovered from 2020 lows, demand may remain depressed as a result of our customers’ reduction in capital budgets in response to commodity price volatility, ongoing macroeconomic instability, supply chain disruption and other factors related to the COVID-19 pandemic. In addition, we are facing, and expect to continue to face, logistical challenges resulting from the COVID-19 pandemic, including operational and supply chain disruptions, material and labor shortages, travel restrictions and an inability to commute to certain facilities and job sites, as we provide services and products to our customers.
Given the dynamic nature of these events, we cannot reasonably estimate the period of time that the COVID-19 pandemic and related market conditions will persist, the full extent of the impact they will have on our business, financial condition, results of operations or cash flows or the pace or extent of any subsequent recovery. The ultimate extent of the impact of the pandemic will depend largely on future developments, including the duration and spread of the outbreak, the success of vaccination and booster programs and the related impact on overall economic activity, all of which are uncertain and cannot be predicted with certainty at this time. For more information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Market Conditions.”
The industry in which we operate is undergoing continuing consolidation and seeking opportunities to participate in the energy transition, which may impact our results of operations.
Some of our customers have consolidated and are seeking to achieve economies of scale and pricing concessions. In addition, they are making investments in non-traditional oil and gas markets as part of the energy transition. As a result, we may be unable to supply our traditional oil and gas products to these customers if we do not develop new technology that meets their changing needs. In addition, the consolidation of customers and focus on non-traditional energy investments could result in reduced spending by such companies or decreased demand for our existing products and services. Therefore, to counteract these pressures, any reduced spending or decreased demand for traditional energy products will need to be offset at the same or greater pace by sales to other customers or increased sales of renewable energy technologies that we develop. If we are not successful in offsetting such sales, there could be a significant negative impact on our results of operations or financial condition. We are unable to predict what effect consolidations and the energy transition in the industry may have on prices, spending by customers, selling strategies, competitive position, customer retention or our ability to negotiate favorable agreements with customers.

A greater focus on budgetary discipline and technological advances have caused a decline in customer spending that may remain at a low level despite an increase in commodity prices.
A portion of our business is driven by our customers’ spending on capital equipment such as drilling rigs. Our customers and their investors have adopted business strategies placing significant emphasis on capital discipline that has limited the level of their spending. In addition, new techniques and technological advances have reduced the number of days required to drill wells. The number of days required for a drilling rig to be on a site to drill a well has in many areas been reduced by at least half over the last several years. Given these factors, we cannot provide any assurance that our capital equipment sales will increase if there is an increase in commodity prices.
We may be unable to employ a sufficient number of skilled and qualified workers.
The delivery of our products and services requires personnel with specialized skills and experience. Our ability to be productive and profitable depends upon our ability to employ and retain skilled workers. During periods of low activity in our industry, we have reduced the size of our labor force to match declining revenue levels, and other employees have chosen to leave in order to find more stable employment. This causes us to lose skilled personnel, the absence of which could cause us to incur quality, efficiency and deliverability issues in our operations, or delay our response to an upturn in the market. During periods of increasing activity in our industry, our ability to expand our operations depends in part on our ability to increase the size of our skilled labor force. In addition, during those periods, the demand for skilled workers is high, the supply is limited and the cost to attract and retain qualified personnel increases, especially for skilled workers. For example, we have recently experienced shortages of engineers, mechanical assemblers, machinists and welders, which in some instances slowed the productivity of certain of our operations. Furthermore, a significant increase in the wages paid by competing employers could result in a reduction of our skilled labor force, increases in the wage rates that we must pay, or both. We are also exposed to the impact of labor cost increases resulting from other factors such as high employment levels, increased wages offered by employers in other industries, and government regulations. If any of these events were to occur, our ability to respond quickly to customer demands may be inhibited and our growth potential could be impaired.
We rely on relationships with key suppliers to operate and maintain our business.
Certain of our product lines depend on a limited number of third party suppliers. In some cases, the suppliers own the intellectual property rights to the products we sell, or possess the technology or specialized tooling required to manufacture them. As a result of this concentration in part of our supply chain, our business and operations may be negatively affected if our key suppliers were to experience significant disruptions affecting the price, quality, availability or timely delivery of their products, such as from the COVID-19 pandemic, or if they were to decide to terminate their relationships with us. For example, we have a limited number of suppliers for our bearings product lines and certain of our valve product lines. The limited number of these suppliers can restrict the quantity and timeliness of customer deliveries. Recently, some of our suppliers have imposed more stringent payment terms and conditions on us based on our perceived risk as a counterparty. The partial or complete loss of any one of our key suppliers, a significant adverse change in the relationship with any of these suppliers, through consolidation or otherwise, would limit our ability to manufacture and sell certain of our products.
Our business depends upon our ability to obtain key raw materials and specialized equipment from suppliers. Increased costs of raw materials and other components, and inflationary pressure, may result in increased operating expenses.
Should our suppliers be unable to provide the necessary raw materials or finished products or otherwise fail to deliver such materials and products timely and in the quantities required, resulting delays in the provision of products or services to customers could have a material adverse effect on our business. In particular, because many of our products are manufactured out of steel, we are particularly susceptible to fluctuations in steel prices and tariffs. Our results of operations may be adversely affected by our inability to manage the rising costs and availability of raw materials and components used in our products. For example, our Coiled Tubing product line was unable to source a sufficient amount of steel during the third and fourth quarters of 2021 to satisfy customer orders on a timely basis. In addition to the impact of the COVID-19 pandemic and related supply chain and operational disruptions, the availability and cost of necessary raw materials and finished products may be impacted by macroeconomic demand, various national, regional, local, economic and political factors, and inflationary pressures.
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
The efficient operation of our business is dependent on our information technology (“IT”) systems. Accordingly, we rely upon the capacity, reliability and security of our IT hardware and software infrastructure and our ability to expand and update this infrastructure in response to our changing needs, including remote connectivity. Despite our implementation of security measures, our IT systems are vulnerable to computer viruses, natural disasters, incursions by intruders or hackers, failures in hardware or software, power fluctuations, cyber terrorists and other similar disruptions. In certain instances, our IT systems have failed to perform as anticipated, resulting in disruptions in operations and other adverse consequences. Should our IT systems materially fail in the future, it may result in numerous other adverse consequences, including reduced effectiveness and efficiency of our operations, inappropriate disclosure or loss of confidential or sensitive information, increased overhead costs, and loss of intellectual property, which could lead to liability to third parties or otherwise and have a material adverse effect on our business and results of operations. Our insurance may not protect us against such occurrences or our insurers may refuse to make payment. In addition, we may be required to incur significant costs to prevent damage caused by these disruptions or security breaches in the future.
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
Our success depends on our ability to develop and implement new product designs and improvements that meet our customer’s needs in a manner equal to or more effective than those offered by our competitors. If we are not able to continue to provide new and innovative services and technologies in a manner that allows us to meet evolving industry requirements, including the focus on renewable energy opportunities, at prices acceptable to our customers, our financial results would be negatively affected. In addition, some of our competitors are large national and multinational companies that we believe are able to devote greater financial, technical, manufacturing and marketing resources to research and develop more or better systems, services and technologies than we are able to do. Moreover, as a result of the currently depressed levels of customer activity, we may be unable to allocate sufficient amounts of capital to research and new product development activities, which may limit our ability to compete in the market and generate revenue.

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
Effective internal controls over financial processes and reporting are necessary for us to provide reliable financial reports that effectively prevent fraud and operate successfully. Our efforts to maintain internal control systems have not been successful in the past. The existence of a material weakness in the future or a failure of our internal controls could affect our ability to obtain financing or increase the cost of any such financing. The identification of a material weakness in the future could also cause investors to lose confidence in the reliability of our financial statements and could result in a decrease in the value of our common stock. In addition, the entities that we acquire in the future may not maintain effective systems of internal control or we may encounter difficulties integrating our system of internal controls with those of acquired entities. If we are unable to maintain effective internal controls and, as a result, fail to provide reliable financial reports and effectively prevent fraud, our reputation and operating results would be harmed.

Facility consolidations or expansions may subject us to risks of operating inefficiencies, construction delays and cost overruns.
We have consolidated and may continue to consolidate facilities to achieve operating efficiencies and reduce costs. These facility consolidations may be delayed and cause us to incur increased costs, product or service delivery delays, decreased responsiveness to customer needs, liabilities under terms and conditions of sale or other operational inefficiencies, or may not provide the benefits we anticipate. We may lose key personnel and operational knowledge that might lead to quality issues, delays in production or other competitive disadvantages.
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
•the due diligence conducted prior to an acquisition would uncover situations that could result in financial or legal exposure, including under the U.S. Foreign Corrupt Practices Act (“FCPA”), or that we will appropriately quantify the exposure from known risks;
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
Legal and Regulatory Risks:
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
Our financial results could be adversely impacted by changes in regulation of oil and natural gas exploration and development activity in response to significant environmental incidents or climate change actions.
Environmental incidents such as the Macondo well incident could result in drilling moratoria, and could result in increased federal, state, and international regulation of our and our customers’ operations that could negatively impact our earnings, prospects and the availability and cost of insurance coverage. Any additional regulation of the exploration and production industry as a whole could result in fewer companies being financially qualified to operate offshore or onshore in the U.S. or in non-U.S. jurisdictions, resulting in higher operating costs for our customers and reduced demand for our products and services.
In January 2021, President Biden signed an executive order that, among other things, instructed the Secretary of the Interior to pause new oil and natural gas leases on public lands or in offshore waters pending completion of a comprehensive review and reconsideration of federal oil and natural gas permitting and leasing practices. Following that executive order, the acting Secretary of the Interior issued an order imposing a 60 day pause on the issuance of new leases, permits and right-of-way grants for oil and gas drilling on federal lands, unless approved by senior officials at the Department of the Interior. In March 2021, prior to the expiration of the Secretary of the Interior’s order, President Biden announced that career staff at the Department of the Interior would resume processing oil and gas drilling permits. In June 2021, a federal judge for the U.S. District Court of the Western District of Louisiana issued a nationwide preliminary injunction against the pause of oil and natural gas leasing on public lands or in offshore waters while litigation challenging that aspect of the executive order is ongoing. The full impact of these federal actions remains unclear, and if other restrictions or prohibitions become effective in the future, they could have an adverse impact on our business, financial condition, results of operations and cash flows.
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
Tariffs imposed by the U.S. government could have a further severe adverse effect on our results of operations.
The U.S. government imposed global tariffs on certain imported steel and aluminum products pursuant to Section 232 of the Trade Expansion Act of 1962, as well as tariffs on imports of various Chinese product (including steel) pursuant to Section 301 of the Trade Act of 1974. In response, China and other countries have imposed retaliatory tariffs on a wide range of U.S. products, including those containing steel and aluminum. In addition, the U.S. government recently issued a preliminary determination pursuant to an anti-dumping duty order on certain hot-rolled steel products from Japan, in which it found imports of the subject merchandise were sold in the United States at prices below normal value during the August 2019 to July 2020 time period. As a result, the U.S. government has preliminarily calculated a dumping margin of 26.81% for imports from Japan of the subject steel products. At this time, we cannot predict whether this level of dumping margins will become final or the duty amount that may be imposed. Our efforts to mitigate the impact of tariffs on raw materials through the diversification of our supply chain, exemption requests and other measures may not be sufficiently successful. Furthermore, a prolonged imposition of tariffs on our goods could have a significant adverse effect on our results of operations.
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
One of our subsidiaries has been and continues to be named as a defendant in asbestos related product liability actions. The actual amounts expended on asbestos-related claims in any year may be impacted by the number of claims filed, the nature of the allegations asserted in the claims, the jurisdictions in which claims are filed, and the number of settlements. As of December 31, 2021, our subsidiary has a net liability of $0.3 million for the estimated indemnity cost associated with the resolution of its current open claims and future claims anticipated to be filed during the next five years.
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
Environmental advocacy groups and regulatory agencies in the U.S. and other countries have focused considerable attention on the emissions of carbon dioxide, methane and other greenhouse gases and their potential role in climate change. In response to scientific studies suggesting that emissions of GHGs, including carbon dioxide and methane, are contributing to the warming of the Earth’s atmosphere and other climatic conditions, the U.S. Congress has considered adopting comprehensive legislation to reduce emissions of GHGs, and almost half of the states have already taken legal measures to reduce emissions of GHGs, primarily through measures to promote the use of renewable energy and/or regional GHG cap-and-trade programs. The Environmental Protection Agency (the “EPA”) has attempted to regulate greenhouse gas emissions under the federal Clean Air Act. In December 2009, the EPA determined that emissions of carbon dioxide, methane and certain other GHGs endanger public health and the environment because emissions of such gases are, according to the EPA, contributing to warming of the Earth’s atmosphere and other climatic changes. In October 2015, the EPA finalized the Clean Power Plan (CPP), which tried to impose additional obligations on the power generation sector to reduce GHG emissions. In August 2019, the EPA finalized the repeal of the 2015 regulations and replaced them with the Affordable Clean Energy rule (ACE), which designates heat rate improvement, or efficiency improvement, as the best system of emissions reduction for carbon dioxide from existing coal-fired electric utility generating units. In 2021, the U.S. Court of Appeals for the District of Columbia struck down the ACE rule but did not reinstate the former CPP regulation. The power of the EPA to reissue the CPP under Section 111(d) of the CAA will be decided by the Supreme Court in 2022. In August 2020, the EPA rescinded methane and volatile organic compound emissions standards for new and modified oil and gas transmission and storage infrastructure previously promulgated in 2016, as well as methane limits for new and modified oil and gas production and processing equipment. The EPA also relaxed requirements for oil and gas operators to monitor emissions leaks. However, in November 2021, the EPA proposed new NSPS updates and emission guidelines to reduce methane and other pollutants from the oil and gas industry. The EPA has also adopted rules requiring the reporting of greenhouse gas emissions from specified large greenhouse gas emission sources in the U.S., including oil and natural gas systems.

Efforts have also been made and continue to be made in the international community toward the adoption of international treaties or protocols that would address global climate change issues. Although the U.S. had withdrawn from the Paris Agreement in November 2020, the Biden Administration officially reentered the U.S. into the agreement in February 2021. Under the Paris Agreement, the Biden Administration has committed the United States to reducing its greenhouse gas emissions by 50 - 52% from 2005 levels by 2030. In November 2021, the United States and other countries entered into the Glasgow Climate Pact, which includes a range of measures designed to address climate change, including but not limited to the phase-out of fossil fuel subsidies, reducing methane emissions 30% by 2030, and cooperating toward the advancement of the development of clean energy.
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
In addition to the regulatory efforts described above, there have also been efforts in recent years aimed at the investment community, including investment advisers, sovereign wealth funds, public pension funds, universities and other groups, promoting the divestment of fossil fuel equities as well as to pressure lenders and other financial services companies to limit or curtail activities with companies engaged in the extraction of fossil fuel reserves. In connection with such developments, numerous market participants, including certain New York State pension and public employee retirement funds, have announced plans to completely or partially divest from fossil fuel and related stocks or otherwise pursue net-zero portfolio strategies. If these efforts are successful, our ability to access capital markets may be limited and our stock price may be negatively impacted.
Members of the investment community have recently increased their focus on sustainability practices, including practices related to GHGs and climate change, in the oil and natural gas industry. As a result, we and our customers have come under increasing pressure to improve our sustainability and other Environmental, Social and Governance (ESG) performance and to increase our public reporting and disclosure on our ESG practices. Some of our customers have begun to screen their service providers, including us, for compliance with sustainability metrics and we may incur additional costs to comply with ESG reporting expectations and ESG-linked contracting policies for our customers and suppliers.
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
Risks Related to our International Operations:
Our business operations worldwide are subject to a number of U.S. federal laws and regulations, including restrictions imposed by the FCPA as well as trade sanctions administered by the Office of Foreign Assets Control and the Commerce Department, as well as similar laws in non-U.S. jurisdictions that govern our operations by virtue of our presence or activities there.
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
Compliance with regulations relating to export controls, trade sanctions and embargoes administered by the countries in which we operate, including the U.S. Department of the Treasury’s Office of Foreign Assets Control (“OFAC”) and similar regulations in non-U.S. jurisdictions also pose a risk to us. We cannot provide products or services to certain countries, companies or individuals subject to U.S. and other countries’ trade sanctions. Furthermore, the laws and regulations concerning import activity, export record keeping and reporting, export controls and economic sanctions are complex and constantly changing. Any failure to comply with applicable legal and regulatory trading obligations could result in criminal and civil penalties and sanctions, such as fines, imprisonment, debarment from governmental contracts, seizure of shipments and loss of import and export privileges.
Our exposure to currency exchange rate fluctuations may result in fluctuations in our cash flows and could have an adverse effect on our results of operations.
Fluctuations in currency exchange rates could be material to us depending upon, among other things, our manufacturing locations and the sourcing for our raw materials and components. In particular, we are sensitive to fluctuations in currency exchange rates between the U.S. dollar and each of the Canadian dollar, the British pound sterling, the Euro, and, to a lesser degree, the Mexican peso, the Chinese yuan, the Singapore dollar, and the Saudi riyal. There may be instances in which costs and revenue will not be matched with respect to currency denomination. As a result, to the extent that we expand on a global basis, higher portions of revenue, costs, assets and liabilities will be subject to fluctuations in foreign currency valuations. We may experience economic loss and a negative impact on earnings or net assets solely as a result of foreign currency exchange rate fluctuations. Further, the markets in which we operate could restrict the removal or conversion of the local currency, resulting in our inability to hedge against these risks.
Risks Related to our Common Stock, Indebtedness and Financial Condition:
Our common stock price has been volatile, and we expect it to continue to remain volatile in the future.
The market price of common stock of companies engaged in the oil and natural gas equipment manufacturing and services industry has been volatile. Likewise, the market price of our common stock has varied significantly in the past. For example, in 2021, the market price of our common stock reached a high of $28.50 per share on June 2, 2021 and a low of $12.09 per share on January 4, 2021. Additionally, the Reverse Stock Split reduced the number of shares in our public float, which may limit trading and liquidity and increase volatility until more shares become available, if ever. We expect our stock price to continue to remain volatile given the cyclical nature of our industry and our limited public float.
We have a significant amount of indebtedness. Our leverage and debt service obligations restrict our operations and make us more vulnerable to adverse economic conditions.
We currently have a substantial amount of indebtedness, including approximately $257.0 million of 9.00% convertible secured notes due August 2025 (“2025 Notes”). Our level of indebtedness and restrictions in our debt agreements have significant consequences for our future prospects, including limiting our liquidity and flexibility in obtaining additional financing. In addition, we may have difficulty making debt service payments on our indebtedness as such payments become due. Furthermore, our $179.0 million senior secured revolving credit facility (“Credit Facility”), which had no borrowings outstanding as of December 31, 2021, is scheduled to mature the earlier of September 8, 2026 or 91 days prior to the maturity of the 2025 Notes. Our level of indebtedness and the terms of our debt agreements affect our operations in several ways, including the following:
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
The indenture governing our 2025 Notes and our Credit Facility contains operating and financial restrictions that restrict our business and financing activities.
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
Our Credit Facility also contains covenants, which, among other things, require us in certain circumstances, on a consolidated basis, to maintain specified financial ratios or conditions. As a result of these covenants, we are limited in the manner in which we conduct our business, and we may be unable to engage in favorable business activities or finance future operations or capital needs. Our ability to borrow under the Credit Facility and comply with some of the covenants, ratios or tests contained in our indenture and Credit Facility may be affected by events beyond our control. If market or other economic conditions deteriorate, and there is a decrease in our accounts receivable and inventory, our ability to borrow under our Credit Facility will be reduced and our ability to comply with these covenants, ratios or tests may be impaired. A failure to comply with the covenants, ratios or tests would result in an event of default, which, if not cured or waived, would cause some or all of our indebtedness to become immediately due and payable and have a material adverse effect on our business, financial condition and results of operations.
Our ability to access the capital and credit markets to raise capital on favorable terms is limited by our debt level, industry conditions and credit rating.
Our ability to access the capital and credit markets is limited by, among other things, oil and natural gas prices, our existing capital structure, our credit ratings, the state of the economy, the health of the drilling and overall oil and natural gas industry, trends among investors to avoid companies associated with the production of hydrocarbon products, and the liquidity of the capital markets. Many of the factors that affect our ability to access capital markets are outside of our control and may be negatively impacted by market events. Recent trends and conditions in the capital and credit markets with respect to the energy sector, including environmental and climate change related divestment campaigns, limit our ability to access these markets or may significantly increase our cost of capital. Low levels of exploration and drilling activity have caused and may continue to cause lenders to increase the interest rates under our credit facilities, enact tighter lending standards, refuse to refinance existing debt on acceptable terms or at all and may reduce or cease to provide funding. If we are unable to access the capital or credit markets on terms acceptable to us, it could have a material adverse effect on our business, financial condition, results of operations, cash flows and liquidity, particularly in respect of our ability to repay or refinance our debt.

We have incurred impairment charges and we may incur additional impairment charges in the future.
We evaluate our long-lived assets, including property and equipment, intangible assets with definite lives and operating lease right of use assets for potential impairment whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable. In performing our review for impairment, future cash flows expected to result from the use of the asset and its eventual value upon disposal are estimated. If the undiscounted future cash flows are less than the carrying amount of the assets, there is an indication that the asset may be impaired. The amount of the impairment is measured as the difference between the carrying value and the estimated fair value of the asset. The fair value is determined either through the use of an external valuation, or by means of an analysis of discounted future cash flows based on expected utilization.
For the year ended December 31, 2021, we did not recognize any impairment charges. For the year ended December 31, 2020, we recognized impairment charges for property and equipment, intangible assets and operating lease right of use assets totaling $15.1 million, $5.3 million and $15.4 million, respectively. See Note 8 Impairments of Long-Lived Assets for further information related to these charges.
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
LESA, through SCF, may significantly influence the outcome of stockholder voting and may exercise this voting power in a manner adverse to our other stockholders.
As of February 25, 2022, SCF held approximately 748 thousand shares of our common stock, equal to approximately 13% of the outstanding common stock at that date. LESA is the ultimate general partner of SCF and will exert significant influence over us, including over the outcome of most matters requiring a stockholder vote, such as the election of directors, adoption of amendments to our charter and bylaws and approval of transactions involving a change of control. LESA’s interests may differ from our other stockholders, and SCF may vote its common stock in a manner that may adversely affect those stockholders.
SCF is a party to a registration rights agreement with us, which requires us to effect the registration of its shares in certain circumstances. SCF has exercised such rights in the past. Sales of substantial amounts of our common stock by SCF, or the perception that such sales could occur, may adversely affect prevailing market prices of our common stock.

We have renounced any interest in specified business opportunities.
Our certificate of incorporation provides that, so long as we have a director or officer who is affiliated with SCF (an “SCF Nominee”) and for a continuous period of one year thereafter, we renounce any interest or expectancy in any business opportunity in which any member of the SCF group participates or desires or seeks to participate in and that involves any aspect of the energy equipment or services business or industry, other than (i) any business opportunity that is brought to the attention of an SCF Nominee solely in such person’s capacity as a director or officer of our Company and with respect to which no other member of the SCF group independently receives notice or otherwise identifies such opportunity and (ii) any business opportunity that is identified by the SCF group solely through the disclosure of information by or on behalf of our Company. We refer to SCF and its other affiliates and its portfolio companies as the SCF group. We are not prohibited from pursuing any business opportunity with respect to which we have renounced any interest. No SCF nominee currently serves on our board of directors and, therefore, this provision in our certificate of incorporation is scheduled to expire in December 2022.
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
Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
The following table describes the significant facilities owned or leased by us as of December 31, 2021 for our Drilling & Downhole (“D&D”), Completions (“C”) and Production (“P”) segments:

Country	Location	Number of facilities	Description	Leased or Owned	Segments

Canada	Red Deer	2	Service/Distribution	Leased	C
	Calgary	1	Manufacturing	Leased	C
	Edmonton	2	Service/Distribution	Leased	Shared
	Grande Prairie	1	Service/Distribution	Leased	C
Germany	Hamburg	1	Manufacturing	Leased	D&D
Saudi Arabia	Dammam	1	Manufacturing/Distribution	Owned	Shared
UAE	Dubai	1	Service/Distribution	Leased	D&D
	Jebel Ali	1	Service/Distribution	Leased	D&D
United Kingdom	Aberdeen	1	Service/Distribution	Leased	D&D
	Kirkbymoorside	1	Manufacturing	Owned	D&D
United States	Broussard, LA	1	Manufacturing/Service/Distribution	Owned	Shared
	Bryan, TX	1	Manufacturing	Owned	Shared
	Clearfield, PA	1	Manufacturing/Service/Distribution	Owned	P
	Dayton, TX	1	Manufacturing	Owned	C
	Fort Worth, TX	1	Manufacturing/Service	Leased	C
	Guthrie, OK	1	Manufacturing	Leased	P
	Houston, TX	2	Corporate/Manufacturing	Leased	Shared
	Humble, TX	1	Manufacturing	Leased	C
	Midland, TX	1	Service/Distribution	Leased	C
	Odessa, TX	1	Service/Distribution	Leased	C
	Odessa, TX	1	Service/Distribution	Owned	D&D
	Pearland, TX	1	Manufacturing/Distribution	Owned	D&D
	Plantersville, TX	1	Manufacturing/Distribution	Owned	D&D
	Smock, PA	1	Service	Leased	C
	Stafford, TX	1	Manufacturing/Distribution	Leased	P
	Stafford, TX	1	Manufacturing	Owned	D&D
	Tyler, TX	1	Distribution	Leased	D&D
	Williston, ND	1	Service/Distribution	Leased	Shared
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

Item 4. Mine Safety Disclosures
Not applicable.
Information About Our Executive Officers
The following table indicates the names, ages and positions of the executive officers of Forum as of February 25, 2022:

Name	Age	Position
C. Christopher Gaut	65	Executive Chairman of the Board
Neal Lux	46	President and Chief Executive Officer
D. Lyle Williams	52	Executive Vice President and Chief Financial Officer
John C. Ivascu	44	Executive Vice President, General Counsel, Chief Compliance Officer and Corporate Secretary
Michael D. Danford	59	Senior Vice President and Chief Human Resources Officer
C. Christopher Gaut. Mr. Gaut currently serves as Executive Chairman of the Board, having previously served as President and Chief Executive Officer of Forum from November 2018 until his retirement from those positions in February 2022, and as Chairman of the Board from December 2017. Prior to that, from May 2017 to December 2017, he served as Executive Chairman of the Board, and as Chief Executive Officer from May 2016 to May 2017. From August 2010 to May 2016, he served as President, Chief Executive Officer and Chairman of the Board, and as one of our directors since December 2006. He served as a consultant to SCF Partners from November 2009 to August 2010, and an industry advisor from May 2017 to November 2018. Mr. Gaut served at Halliburton Company, a leading diversified oilfield services company, as President of the Drilling and Evaluation Division and prior to that as Chief Financial Officer, from March 2003 through April 2009. From April 2009 through November 2009, Mr. Gaut was a private investor. Prior to joining Halliburton Company in 2003, Mr. Gaut was a Co-Chief Operating Officer of Ensco International, a provider of offshore contract drilling services. He also served as Ensco's Chief Financial Officer from 1988 until 2003.
Neal Lux. Mr. Lux was appointed as President and Chief Executive Officer of Forum and as a director on Forum's board of directors effective February 18, 2022. Mr. Lux previously served as the Company's Executive Vice President and Chief Operating Officer from December 2020 to February 2022. From January 2009 to February 2022, Mr. Lux held various operations roles of increasing responsibility with the Company and its subsidiaries, including Executive Vice President - Operations; Senior Vice President - Completions; Managing Director - Global Tubing; and President, Global Tubing. He holds a B.S. in Industrial Engineering from Purdue University.
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
John C. Ivascu. Mr. Ivascu has served as Executive Vice President, General Counsel, Chief Compliance Officer and Corporate Secretary since June 2020. Since June 2011, Mr. Ivascu has held various legal roles of increasing responsibility, including Senior Vice President, General Counsel, Chief Compliance Officer and Secretary; Senior Vice President, General Counsel and Secretary; Vice President, Deputy General Counsel and Secretary; Vice President, Associate General Counsel and Assistant Secretary; and Assistant General Counsel. From 2006 to June

2011, Mr. Ivascu practiced corporate law at Vinson & Elkins L.L.P., representing public and private companies and investment banking firms in capital markets offerings, mergers and acquisitions, and corporate governance and bankruptcy matters. From 2004 to 2006, Mr. Ivascu served as an attorney for the U.S. Securities & Exchange Commission, Division of Enforcement. Mr. Ivascu holds a B.B.A. from the Stephen M. Ross School of Business at the University of Michigan, and a J.D. from Brooklyn Law School.
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

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock trades on the NYSE under the trading symbol “FET.” As of February 25, 2022, there were approximately 38 common stockholders of record. In calculating the number of shareholders, we consider clearing agencies and security position listings as one shareholder for each agency or listing.
No dividends were declared or issued during 2021 or 2020, and we do not currently have any plans to pay cash dividends in the future. Our future dividend policy is within the discretion of our board of directors and will depend upon various factors, including our results of operations, financial condition, capital requirements, investment opportunities, and restrictions under our loan agreements.
Purchase of Equity Securities
Following is a summary of our repurchases of our common stock during the three months ended December 31, 2021.

Period	Total number of shares purchased (a)	Average price paid per share	Total number of shares purchased as part of publicly announced plan or programs (b)	Maximum value of shares that may yet be purchased under the plan or program (in thousands) (b)
October 1, 2021 - October 31, 2021	45	$24.25	—	$—
November 1, 2021 - November 30, 2021	31,410	$20.22	31,410	$9,365
December 1, 2021 - December 31, 2021	24,821	$17.17	24,821	$8,939
Total	56,276	$18.88	56,231	$8,939
(a) 45 of the 56,276 shares purchased during the three months ended December 31, 2021 were acquired from employees in connection with the settlement of income tax and related benefit withholding obligations arising from the vesting of restricted stock grants. These shares were not part of a publicly announced program to purchase common stock.
(b) In November 2021, our board of directors approved a program for the repurchase of outstanding shares of our common stock with an aggregate purchase amount of up to $10 million. Shares may be repurchased under the program from time to time, in amounts and at prices that the company deems appropriate, subject to market and business conditions, applicable legal requirements and other considerations. The program may be executed using open market purchases pursuant to Rule 10b-18 under the Securities Exchange Act of 1934 (the "Exchange Act") in privately negotiated agreements, by way of issuer tender offers, Rule 10b5-1 plans or other transactions. From the inception of the program through December 31, 2021, we have repurchased approximately 56 thousand shares of our common stock for aggregate consideration of approximately $1.1 million. Remaining authorization under this program is $8.9 million.

Item 6. [Reserved].

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
Overview
We are a global company serving the oil, natural gas, industrial and renewable energy industries. FET provides value added solutions aimed at improving the safety, efficiency, and environmental impact of our customers' operations. We are an environmentally and socially responsible company headquartered in Houston, Texas with manufacturing, distribution and service facilities strategically located throughout the world. Our products include highly engineered capital equipment as well as consumable products. These consumable products are used in drilling, well construction and completions activities, within the supporting infrastructure, and at processing centers and refineries. Our engineered capital products are directed at drilling rig equipment for new rigs, upgrades and refurbishment projects, subsea construction and development projects, pressure pumping equipment, the placement of production equipment on new producing wells, downstream capital projects and capital equipment for renewable energy projects. In 2021, over 78% of our revenue was derived from consumable products and activity-based equipment, while the balance was primarily derived from capital products with a small amount from rental and other services.
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
We expect that the world's long-term energy demand will continue to rise. We also expect hydrocarbons will continue to play a vital role in meeting the world's long-term energy needs while renewable energy sources continue to develop. As such, we remain focused on serving our customers in both oil and natural gas as well as renewable energy applications. We are also continuing to develop products to help oil and gas operators lower their current emissions while also deploying our existing product technologies in renewable energy applications and seeking to develop innovative equipment.
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
In 2020, the COVID-19 pandemic and associated actions taken around the world to mitigate the spread of COVID-19 caused unprecedented declines in economic activity, energy demand and oil and natural gas prices. In response, OPEC+ implemented significant reductions in oil production and North American exploration and production companies aggressively reduced drilling and completion activities. In response to the decline in demand for our products in 2020, we implemented significant cost reduction actions, including exiting facilities, lowering headcount, reducing salaries, temporarily suspending the Company’s matching contribution to the U.S. and Canada defined contribution retirement plans, and furloughing select employee groups. Certain facility closures and headcount reduction efforts continued into 2021.
During 2021, distribution of vaccines and reopening of certain economies resulted in increasing demand for oil and natural gas. At the same time, the supply of oil and natural gas has been impacted by ongoing constraints by OPEC+ and North American exploration and production companies. As a result of these supply and demand factors, commodity prices increased substantially in 2021. In addition, ongoing COVID-19 outbreaks and worldwide labor constraints continue to cause disruptions in global supply chains, which have led to inflationary pressures for certain goods and services.
Our revenues are highly correlated to the U.S. drilling rig count, which has increased to 586 rigs as of the end of 2021 from a low of 244 rigs in August 2020. The level of active hydraulic fracturing fleets also increased substantially in 2021 in order to meet increasing oil demand. Despite these improvements, drilling and completions activity remains significantly below pre-pandemic levels. In addition, publicly owned exploration and production companies in North America remain under pressure to generate positive cash flows and constrain capital expenditures. In contrast, privately owned exploration and production companies in North America have increased their drilling and completions activity in response to the higher oil and natural gas price environment. Furthermore, consolidation of exploration and production and service companies continued in 2021.
Activity levels have also increased in international markets, as well as in global offshore and subsea activity. As a result, demand for our drilling and subsea capital equipment offerings increased during 2021 due to an improved outlook for our international drilling customers and the diversification of our subsea product line outside of the oil and natural gas industry.
On December 31, 2020, we sold assets pertaining to our ABZ and Quadrant valve brands for total consideration of $104.6 million, and recognized a gain on disposition of $88.4 million. The disposition of these brands resulted in a substantial decrease in our Valve Solutions product line’s revenue compared to the prior year.
The table below shows average crude oil and natural gas prices for West Texas Intermediate crude oil (WTI), United Kingdom Brent crude oil (Brent), and Henry Hub natural gas:

	2021	2020
Average global oil, $/bbl
West Texas Intermediate	$68.13	$39.16
United Kingdom Brent	$70.86	$41.96

Average North American Natural Gas, $/Mcf
Henry Hub	$3.89	$2.03
The price of oil has varied dramatically over the last two years. The spot prices for WTI and Brent fell from $61.14 and $67.77 per barrel, respectively, as of December 31, 2019 to lows below $15.00 per barrel in April 2020. Since that time, oil prices have rebounded to an average of $68.13 and $70.86 for WTI and Brent, respectively, as of December 31, 2021. In addition, average natural gas prices were 91.6% higher in 2021 compared to 2020.

The table below shows the average number of active drilling rigs operating by geographic area and drilling for different purposes based on the weekly rig count information published by Baker Hughes Company.

	2021	2020
Active Rigs by Location
United States	478	433
Canada	132	89
International	755	825
Global Active Rigs	1,365	1,347

Land vs. Offshore Rigs
Land	1,172	1,133
Offshore	193	214
Global Active Rigs	1,365	1,347

U.S. Commodity Target
Oil/Gas	379	345
Gas	98	85
Unclassified	1	3
Total U.S. Rigs	478	433

U.S. Well Path
Horizontal	431	384
Vertical	22	21
Directional	25	28
Total U.S. Active Rigs	478	433
A substantial portion of our revenue is impacted by the level of rig activity and the number of wells completed. The average U.S. rig count for 2021 increased 10% as compared to 2020, while the international rig count decreased 8% compared to 2020. The U.S. rig count started 2020 at 805 working rigs and fell 70% to a low of 244 rigs in August 2020. Since that time, the number of active rigs has partially recovered, ending with 586 rigs as of December 31, 2021. Despite this improvement, the U.S. drilling rig count remains significantly below pre-pandemic levels.
The table below shows the amount of total inbound orders by segment for the years ended December 31, 2021 and 2020:

(in millions of dollars)	2021	2020
Orders:
Drilling & Downhole	$282.6	$208.5
Completions	207.0	112.8
Production	142.7	151.3
Total Orders	$632.3	$472.6

Results of operations

	Year ended December 31,		Change
(in thousands of dollars, except per share information)	2021	2020	$	%
Revenue:
Drilling & Downhole	$239,895	$216,836	$23,059	10.6%
Completions	185,018	118,685	66,333	55.9%
Production	116,710	177,510	(60,800)	(34.3)%
Eliminations	(555)	(555)	—	*
Total revenue	$541,068	$512,476	28,592	5.6%
Cost of sales:
Drilling & Downhole	$170,610	$192,640	$(22,030)	(11.4)%
Completions	146,240	165,098	(18,858)	(11.4)%
Production	101,432	166,314	(64,882)	(39.0)%
Eliminations	(555)	(555)	—	*
Total cost of sales	$417,727	$523,497	$(105,770)	(20.2)%
Gross profit:
Drilling & Downhole	$69,285	$24,196	$45,089	186.3%
Completions	38,778	(46,413)	85,191	183.5%
Production	15,278	11,196	4,082	36.5%
Total gross profit	$123,341	$(11,021)	$134,362	1,219.1%
Selling, general and administrative expenses:
Drilling & Downhole	$64,536	$72,160	$(7,624)	(10.6)%
Completions	43,310	50,891	(7,581)	(14.9)%
Production	29,632	44,614	(14,982)	(33.6)%
Corporate	31,408	30,012	1,396	4.7%
Total selling, general and administrative expenses	$168,886	$197,677	$(28,791)	(14.6)%
Segment operating income (loss):
Drilling & Downhole	$4,749	$(47,964)	$52,713	109.9%
Operating margin %	2.0%	(22.1)%
Completions	(4,532)	(97,304)	92,772	95.3%
Operating margin %	(2.4)%	(82.0)%
Production	(14,354)	(33,418)	19,064	57.0%
Operating margin %	(12.3)%	(18.8)%
Corporate	(31,408)	(30,012)	(1,396)	(4.7)%
Total segment operating loss	$(45,545)	$(208,698)	$163,153	78.2%
Operating margin %	(8.4)%	(40.7)%
Impairments of intangible assets, property and equipment	—	20,394	(20,394)	*
Loss (gain) on disposal of assets and other	(1,052)	2,531	(3,583)	*
Operating loss	(44,493)	(231,623)	187,130	80.8%
Interest expense	32,009	30,268	1,741	5.8%
Foreign exchange losses and other, net	217	6,470	(6,253)	*
Loss (gain) on extinguishment of debt	5,290	(72,478)	77,768	*
Deferred loan costs written off	—	2,262	(2,262)	*
Gain on disposition of business	—	(88,375)	88,375	*
Total other (income) expense, net	37,516	(121,853)	159,369	*
Loss before income taxes	(82,009)	(109,770)	27,761	25.3%
Income tax expense (benefit)	642	(12,881)	13,523	*
Net loss	(82,651)	(96,889)	14,238	14.7%

Weighted average shares outstanding
Basic	5,643	5,577
Diluted	5,643	5,577
Loss per share
Basic	$(14.65)	$(17.37)
Diluted	$(14.65)	$(17.37)
* not meaningful

Revenue
Our revenue for the year ended December 31, 2021 was $541.1 million, an increase of $28.6 million, or 5.6%, compared to the year ended December 31, 2020. For the year ended December 31, 2021, our Drilling & Downhole segment, Completions segment, and Production segment comprised 44.3%, 34.1% and 21.6% of our total revenue, respectively, compared to 42.3%, 23.1% and 34.6%, respectively, for the year ended December 31, 2020. The overall increase in revenue is primarily related to higher sales volumes in the Drilling and Downhole and Completions segments due to improving market conditions in 2021 compared to 2020, which was negatively impacted by the COVID 19 pandemic. Offsetting the overall increase is a $41.1 million decrease from the fourth quarter 2020 divestiture of our ABZ and Quadrant valve brands within our Production segment. The changes in revenue by operating segment consisted of the following:
Drilling & Downhole segment — Revenue was $239.9 million for the year ended December 31, 2021, an increase of $23.1 million, or 10.6%, compared to the year ended December 31, 2020. This increase includes an $18.5 million, or 33.3%, increase in revenue for our Subsea Technologies product line primarily due to higher sales of Work Class ROVs into international markets. Revenue for our Downhole Technologies product line increased by $5.1 million, or 8.0%, primarily due to higher sales volumes of casing and cementing tools as the number of wells drilled in 2021 recovered from the historically low activity levels in 2020 during the COVID 19 pandemic. Revenue for our Drilling Technologies product line was comparable year-over-year as higher sales volumes of consumable products were offset by lower repair and service revenues.
Completions segment — Revenue was $185.0 million for the year ended December 31, 2021, an increase of $66.3 million, or 55.9%, compared to the year ended December 31, 2020. This increase includes a $40.3 million, or 71.3%, increase in sales volumes for our Stimulation and Intervention product line and a $26.1 million, or 42%, increase in sales volumes for our Coiled Tubing product line. These higher revenue levels were driven by increasing U.S. hydraulic fracturing and well intervention service activity levels in 2021 compared to a rapidly declining market in 2020 when service companies were idling equipment in response to historically low levels of oil demand as a result of the COVID 19 pandemic.
Production segment — Revenue was $116.7 million for the year ended December 31, 2021, a decrease of $60.8 million, or 34.3%, compared to the year ended December 31, 2020. This decrease includes a $41.1 million decline from the divestiture of our ABZ and Quadrant valve brands in the fourth quarter 2020. The remaining decrease was driven by a $15.0 million decline in sales volumes of our valve products, particularly sales into the North America downstream and midstream markets, and a $4.8 million decrease in revenue for our Production Equipment product line from lower sales volumes of our surface production equipment, partially offset by higher sales volumes for our process oil treatment equipment due to increased project activity with international downstream customers.
Segment operating income (loss) and segment operating margin percentage
Segment operating loss for the year ended December 31, 2021 was $45.5 million compared to a loss of $208.7 million for the year ended December 31, 2020. For the year ended December 31, 2021, segment operating margin percentage was (8.4)% compared to (40.7)% for the year ended December 31, 2020. Segment operating margin percentage is calculated by dividing segment operating income (loss) by revenue for the period. The change in operating loss and segment operating margin percentage for each segment is explained as follows:
Drilling & Downhole segment — Segment operating income was $4.7 million, or 2.0%, for the year ended December 31, 2021 compared to a loss of $48.0 million, or (22.1)%, for the year ended December 31, 2020. The $52.7 million improvement in segment operating results includes higher gross profit from the 10.6% increase in revenues discussed above. In addition, operating results improved due to a $20.4 million decrease in inventory write downs, a $5.3 million decrease in impairments of operating lease right of use assets and reductions in restructuring and employee related costs due to headcount, salary and other cost reductions implemented in 2020.
Completions segment — Segment operating loss was $4.5 million, or (2.4)%, for the year ended December 31, 2021 compared to a loss of $97.3 million, or (82.0)% for the year ended December 31, 2020. The $92.8 million improvement in segment operating results includes higher gross profit from the 55.9% increase in revenues discussed above. In addition, operating results improved due to a $51.4 million decrease in inventory write downs, a $6.1 million decrease in impairments of operating lease right of use assets and reductions in restructuring and employee related costs due to headcount, salary and other cost reductions implemented in 2020.
Production segment — Segment operating loss was $14.4 million, or (12.3)%, for the year ended December 31, 2021 compared to a loss of $33.4 million, or (18.8)% for the year ended December 31, 2020. The $19.1 million improvement in segment operating results is primarily attributable to a $20.9 million decrease in inventory write downs, a $2.2 million decrease in impairments of operating lease right of use assets and reductions in restructuring and employee related costs due to headcount, salary and other cost reductions implemented in 2020. These improvements in operating results were partially offset by the reduction in operating income from the fourth quarter 2020 disposition of our ABZ and Quadrant valve brands.
Corporate — Selling, general and administrative expenses for Corporate were $31.4 million for the year ended December 31, 2021, a $1.4 million increase compared to the year ended December 31, 2020. This increase was primarily related to higher variable compensation costs, partially offset by a $1.5 million decrease in impairments of operating lease right of use assets and a decrease in professional fees. Corporate costs include, among other items, payroll related costs for management, administration, finance, legal, and human resources personnel; professional fees for legal, accounting and related services; and marketing costs.
Other items not included in segment operating loss
Several items are not included in segment operating loss, but are included in the total operating loss. These items include impairments of intangible assets, property and equipment, and loss (gain) on disposal of assets and other. For further information related to impairments of intangible assets, property and equipment, see Note 8 Impairments of Long-Lived Assets.
Other income and expense
Other income and expense includes interest expense, loss (gain) on extinguishment of debt, deferred loan costs written off, foreign exchange losses and other, net, and gain on disposition of business.
We incurred $32.0 million of interest expense during the year ended December 31, 2021, an increase of $1.7 million compared to the year ended December 31, 2020 due to higher non-cash amortization of debt discount and debt issuance costs associated with our 2025 Notes as well as a higher interest rate on our 2025 Notes compared to our previous 2021 Notes. These increases were partially offset by lower average debt balances outstanding in 2021 compared to 2020.
The foreign exchange losses are primarily the result of movements in the British pound, Euro and Canadian dollar relative to the U.S. dollar. These movements in exchange rates create foreign exchange gains or losses when applied to monetary assets or liabilities denominated in currencies other than the location’s functional currency, primarily U.S. dollar denominated cash, trade account receivables and net intercompany receivable balances for our entities using a functional currency other than the U.S. dollar.
During the year ended December 31, 2021, we recognized a $5.3 million loss on extinguishment of debt from the repurchase of an aggregate $59.9 million of principal amount of our 2025 Notes for $58.6 million. The net carrying value of the extinguished debt, including unamortized debt discount and debt issuance costs, was $53.3 million.
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
Taxes
We recorded tax expense of $0.6 million for the year ended December 31, 2021 compared to a tax benefit of $12.9 million for the year ended December 31, 2020. The estimated annual effective tax rates for the years ended December 31, 2021 and 2020 were impacted by losses in jurisdictions where the recording of a tax benefit is not available. Furthermore, the tax expense or benefit recorded can vary from period to period depending on the Company’s relative mix of earnings and losses by jurisdiction.
The tax benefit for the year ended December 31, 2020 included a $16.6 million benefit related to a carryback claim for U.S. federal tax losses based on provisions in the U.S. Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), which was signed into law on March 27, 2020. The CARES Act provided relief to corporate taxpayers by permitting a five-year carryback of 2018-2020 NOLs, increased the 30% limitation on interest expense deductibility to 50% of adjusted taxable income for 2019 and 2020, and accelerated refunds for minimum tax credit carryforwards, among other provisions. The tax effects of changes in tax laws are recognized in the period in which the law is enacted. See Note 11 Income Taxes for additional information.
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
As of December 31, 2020, we had $316.9 million principal amount of 2025 Notes outstanding and $13.1 million outstanding under our revolving Credit Facility. During the year ended December 31, 2021 we repurchased $59.9 million principal amount of our 2025 Notes and repaid the $13.1 million outstanding under our revolving Credit Facility. Following these transactions, we had $257.0 million principal amount of 2025 Notes and no borrowings outstanding under our Credit Facility as of December 31, 2021.
In September 2021, we amended our Credit Facility to, among other things, extend the maturity date to September 2026, reduce the aggregate amount of the commitment under the Credit Facility to $179.0 million, and change the interest rate applicable to outstanding loans.
See Note 9 Debt for further details related to the terms for our 2025 Notes and Credit Facility.
As of December 31, 2021, we had cash and cash equivalents of $46.9 million and $127.4 million of availability under our Credit Facility. We anticipate that our future working capital requirements for our operations will fluctuate directionally with revenues. Furthermore, availability under our Credit Facility will fluctuate directionally based on the level of our eligible accounts receivable and inventory subject to applicable sublimits. In addition, we expect total 2022 capital expenditures to be less than $10.0 million, consisting of, among other items, replacing end of life machinery and equipment.
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
In November 2021, our board of directors approved a program for the repurchase of outstanding shares of our common stock with an aggregate purchase amount of up to $10.0 million. Shares may be repurchased under the program from time to time, in amounts and at prices that the company deems appropriate, subject to market and business conditions, applicable legal requirements and other considerations. In the fourth quarter of 2021, we repurchased approximately 56,000 shares of our common stock for aggregate consideration of approximately $1.1 million. Remaining authorization under this program is $8.9 million.
In the fourth quarter of 2021, we completed the acquisition of Hawker Equipment Solutions, LLC (“Hawker”) for total cash consideration of $5.1 million, of which, $3.4 million was paid in the fourth quarter of 2021 with the balance expected to be paid over the next five years. In 2020, we completed the disposition of our ABZ and Quadrant valve brands for total cash consideration of $103.4 million. For additional information, see Note 4 Acquisitions & Dispositions. We may pursue acquisitions in the future, which may be funded with cash and/or equity. Our ability to make significant acquisitions for cash may require us to pursue additional equity or debt financing, which we may not be able to obtain on terms acceptable to us or at all.

Our cash flows for the years ended December 31, 2021 and 2020 are presented below (in thousands):

	Year ended December 31,
	2021	2020
Net cash provided by (used in) operating activities	$(15,775)	$3,883
Net cash provided by investing activities	10,698	108,250
Net cash used in financing activities	(76,243)	(41,765)
Effect of exchange rate changes on cash	(439)	338
Net increase (decrease) in cash, cash equivalents and restricted cash	$(81,759)	$70,706
Net cash provided by (used in) operating activities
Net cash used in operating activities was $15.8 million for the year ended December 31, 2021 compared to $3.9 million of cash provided by operating activities for the year ended December 31, 2020. The decline in operating cash flows is primarily attributable to changes in working capital which provided cash of $6.7 million for the year ended December 31, 2021 compared to providing $57.3 million for the year ended December 31, 2020. This decline was partially offset by an improvement in net income adjusted for non-cash items which used $9.1 million of cash for the year ended December 31, 2021 compared to using $53.5 million of cash for the year ended December 31, 2020.
Net cash provided by investing activities
Net cash provided by investing activities was $10.7 million for the year ended December 31, 2021 including $10.8 million of cash received to settle a note receivable from the 2019 sale of our equity interest in Ashtead Technology and $7.0 million of proceeds from the sale of property and equipment. These cash inflows were partially offset by $3.4 million of cash paid for the acquisition of Hawker and $2.4 million of capital expenditures. Net cash provided by investing activities was $108.3 million for the year ended December 31, 2020 including $104.6 million from the sale of certain assets of our ABZ and Quadrant brands of valve products and $5.3 million of proceeds from the sale of property and equipment, partially offset by $2.2 million of capital expenditures.
Net cash used in financing activities
Net cash used in financing activities was $76.2 million for the year ended December 31, 2021 including $58.6 million of cash used to repurchase 2025 Notes and $13.1 of repayments on the revolving Credit Facility. Net cash used in financing activities was $41.8 million for the year ended December 31, 2020 including $40.3 million of cash used to repurchase 2021 Notes, $9.7 million paid for deferred financing costs and a $3.5 million early participation payment for the bond exchange. These cash outflows were partially offset by $13.1 million of net borrowings on our Credit Facility in 2020.
Off-balance sheet arrangements
As of December 31, 2021, we had no off-balance sheet instruments or financial arrangements, other than letters of credit entered into in the ordinary course of business. For additional information, refer to Note 13 Commitments and Contingencies.
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
Summarized financial information was as follows (in thousands):

	Year ended December 31,
(in thousands, except per share information)	2021	2020
Revenues	$401,876	$393,704
Cost of sales	323,914	431,670
Operating loss	(46,827)	(238,608)
Net loss	(82,651)	(96,889)

	Year ended December 31,
(in thousands, except per share information)	2021	2020
Current assets	$327,281	$385,364
Noncurrent assets	298,172	332,486

Current liabilities	144,487	105,393
Payables to non-guarantor subsidiaries	125,281	102,885
Noncurrent liabilities	259,622	324,954
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
In order to provide a better understanding of how we make judgments, and develop estimates and assumptions about future events, we have described our most critical accounting policies and estimates used in preparation of our consolidated financial statements below.

Revenue recognition
Revenue is recognized in accordance with Accounting Standards Codification Topic 606 (“ASC 606”), when control of the promised goods or services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services. For the year ended December 31, 2021, approximately 91% of our revenue was recognized from goods transferred to customers at a point in time while 9% of our revenue was recognized from goods transferred to customers over time.
Although terms of our contracts may vary considerably, the 9% of revenues recognized over time relate to certain contracts in our Subsea and Production Equipment product lines which are typically based on a fixed amount for the entire contract. Recognition over time for these contracts is supported by our assessment of the products supplied as having no alternative use to us and by clauses in the contracts that provide us with an enforceable right to payment for performance completed to date. We use the cost-to-cost method to measure progress for these contracts because it best depicts the transfer of assets to the customer which occurs as costs are incurred on the contract. The amount of revenue recognized is calculated based on the ratio of costs incurred to date compared to total estimated costs which requires management to calculate reasonably dependable estimates of total contract costs. Whenever revisions of estimated contract costs and contract values indicate that the contract costs will exceed estimated revenues, thus creating a loss, a provision for the total estimated loss is recorded in that period. We recognize revenue and cost of sales each period based upon the advancement of the work-in-progress unless the stage of completion is insufficient to enable a reasonably certain forecast of profit to be established. In such cases, no profit is recognized during the period.
Accounting estimates during the course of projects may change. The effect of such a change, which can be upward as well as downward, is accounted for in the period of change, and the cumulative income recognized to date is adjusted to reflect the latest estimates. These revisions to estimates are accounted for on a prospective basis.
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
Inventories
Inventory, consisting of finished goods and materials and supplies held for resale, is carried at the lower of cost or net realizable value. We evaluate our inventories based on an analysis of stocking levels, historical sales levels and future sales forecasts, to determine obsolete, slow-moving and excess inventory. While we have policies for calculating and recording reserves against inventory carrying values, we exercise judgment in establishing and applying these policies.
As of December 31, 2021 and 2020, our inventory reserve balances were $62.9 million and $144.9 million, respectively. For the years ended December 31, 2021 and 2020, we recognized inventory write downs totaling $8.1 million and $100.8 million, respectively. These charges are all included in “Cost of sales” in the consolidated statements of comprehensive loss. See Note 5 Inventories for further information related to these charges.
Long-lived assets
As of December 31, 2021, our long-lived assets included property and equipment, definite lived intangibles, and operating lease right of use assets with balances of $94.0 million, $217.4 million and $25.4 million, respectively. Key estimates related to long-lived assets include useful lives and recoverability of carrying values and changes in such estimates could have a significant impact on financial results.
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
For the year ended December 31, 2021, we did not recognize any impairment charges. For the year ended December 31, 2020, we recognized impairment charges for property and equipment, intangible assets and operating lease right of use assets totaling $15.1 million, $5.3 million and $15.4 million, respectively. See Note 8 Impairments of Long-Lived Assets for further information related to these charges.

Income taxes
We follow the liability method of accounting for income taxes. Under this method, deferred income tax assets and liabilities are determined based upon temporary differences between the carrying amounts and tax bases of our assets and liabilities at the balance sheet date, and are measured using enacted tax rates and laws that will be in effect when the differences are expected to reverse. We recognize deferred tax assets to the extent that we believe these assets are more likely than not to be realized. In making such a determination, we consider all available positive and negative evidence, including future reversals of existing temporary differences, projected future taxable income, tax-planning and recent operating results. Any changes in our judgment as to the realizability of our deferred tax assets are recorded as an adjustment to the deferred tax asset valuation allowance in the period the change occurs. For the year ended December 31, 2020, we recognized tax expense for valuation allowances totaling $25.3 million. See Note 11 Income Taxes for further information related to these charges.
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

Item 8. Consolidated Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Forum Energy Technologies, Incorporated
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Forum Energy Technologies, Incorporated and subsidiaries (the "Company") as of December 31, 2021 and 2020, the related consolidated statements of comprehensive loss, changes in stockholders' equity, and cash flows, for each of the two years in the period ended December 31, 2021, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 4, 2022, expressed an unqualified opinion on the Company's internal control over financial reporting.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.
Inventory — Refer to Notes 2 and 5 to the financial statements
Critical Audit Matter Description
Inventory consists of finished goods and materials and supplies which are carried at the lower of cost or net realizable value. The Company evaluates the net realizable values of inventories based on analysis of inventory levels including excess, obsolete and slow-moving items, historical sales experience and future sales forecasts. The Company’s evaluation of net realizable value is performed at each location and is based on information and assumptions specific to that location. Changes in these assumptions could have a significant impact on the recorded inventory amounts or the amount of inventory write-downs. The inventory, net balance at December 31, 2021 was $241.7 million and the amount of inventory reserve was $62.9 million.
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
•We evaluated management’s overall forecasted demand by comparing actual results to historical forecasts.
•We considered the existence of contradictory evidence based on reading of internal communications to management and the board of directors, Company press releases, and analysts' reports, as well as our observations and inquiries as to changes within the business.

/s/ Deloitte & Touche LLP

Houston, Texas
March 4, 2022

We have served as the Company’s auditor since 2019.

Forum Energy Technologies, Inc. and subsidiaries
Consolidated statements of comprehensive loss

	Year ended December 31,
(in thousands, except per share information)	2021	2020
Revenues	$541,068	$512,476
Cost of sales	417,727	523,497
Gross profit	123,341	(11,021)
Operating expenses
Selling, general and administrative expenses	168,886	197,677
Impairments of intangible assets, property and equipment	—	20,394
Loss (gain) on disposal of assets and other	(1,052)	2,531
Total operating expenses	167,834	220,602
Operating loss	(44,493)	(231,623)
Other expense (income)
Interest expense	32,009	30,268
Loss (gain) on extinguishment of debt	5,290	(72,478)
Deferred loan costs written off	—	2,262
Foreign exchange losses and other, net	217	6,470
Gain on disposition of business	—	(88,375)
Total other expense (income), net	37,516	(121,853)
Loss before income taxes	(82,009)	(109,770)
Income tax expense (benefit)	642	(12,881)
Net loss	(82,651)	(96,889)

Weighted average shares outstanding
Basic	5,643	5,577
Diluted	5,643	5,577
Loss per share
Basic	$(14.65)	$(17.37)
Diluted	$(14.65)	$(17.37)

Other comprehensive income (loss), net of tax of $0:
Net loss	(82,651)	(96,889)
Change in foreign currency translation	(1,479)	9,249
Gain (loss) on pension liability	840	(700)
Comprehensive loss	$(83,290)	$(88,340)
The accompanying notes are an integral part of these consolidated financial statements.

Forum Energy Technologies, Inc. and subsidiaries
Consolidated balance sheets

(in thousands, except share information)	December 31, 2021	December 31, 2020
Assets
Current assets
Cash and cash equivalents	$46,858	$128,617
Accounts receivable—trade, net of allowances of $11,114 and $9,217	123,903	80,606
Inventories, net	241,740	251,747
Prepaid expenses and other current assets	23,702	19,018
Costs and estimated profits in excess of billings	8,285	8,516
Accrued revenue	2,245	1,687
Total current assets	446,733	490,191
Property and equipment, net of accumulated depreciation	94,005	113,668
Operating lease assets	25,431	31,520
Deferred financing costs, net	1,484	249
Intangibles, net	217,405	240,444
Deferred income taxes, net	203	102
Other long-term assets	6,075	13,752
Total assets	$791,336	$889,926
Liabilities and equity
Current liabilities
Current portion of long-term debt	$860	$1,322
Accounts payable—trade	99,379	46,351
Accrued liabilities	58,436	67,581
Deferred revenue	7,276	7,863
Billings in excess of costs and profits recognized	9,705	1,817
Total current liabilities	175,656	124,934
Long-term debt, net of current portion	232,370	293,373
Deferred income taxes, net	834	1,952
Operating lease liabilities	34,745	44,536
Other long-term liabilities	18,605	18,895
Total liabilities	462,210	483,690
Commitments and contingencies
Equity
Common stock, $0.01 par value, 14,800,000 shares authorized, 6,100,886 and 5,992,400 shares issued	61	60
Additional paid-in capital	1,249,962	1,242,720
Treasury stock at cost, 467,153 and 410,877 shares	(135,562)	(134,499)
Retained deficit	(684,307)	(601,656)
Accumulated other comprehensive loss	(101,028)	(100,389)
Total equity	329,126	406,236
Total liabilities and equity	$791,336	$889,926
The accompanying notes are an integral part of these consolidated financial statements.

Forum Energy Technologies, Inc. and subsidiaries
Consolidated statements of cash flows

	Year ended December 31,
(in thousands, except share information)	2021	2020
Cash flows from operating activities
Net loss	$(82,651)	$(96,889)
Adjustments to reconcile net loss to net cash provided by (used in) investing activities:
Impairments of intangible assets, property and equipment	—	20,394
Impairments of operating lease assets	—	15,370
Depreciation expense	17,064	24,484
Amortization of intangible assets	25,112	26,516
Stock-based compensation expense	7,594	9,784
Inventory write downs	8,096	100,794
Provision for doubtful accounts	2,424	1,127
Deferred income taxes	2,791	(149)
Gain on disposition of business	—	(88,375)
Loss (gain) on extinguishment of debt	5,290	(72,478)
Deferred loan costs written off	—	2,262
Other	5,210	3,703
Changes in operating assets and liabilities
Accounts receivable—trade	(44,959)	65,541
Inventories	1,935	51,621
Prepaid expenses and other current assets	(8,078)	17,794
Cost and estimated profits in excess of billings	84	(4,317)
Accounts payable, deferred revenue and other accrued liabilities	36,327	(69,399)
Billings in excess of costs and estimated profits earned	7,986	(3,900)
Net cash provided by (used in) operating activities	$(15,775)	$3,883
Cash flows from investing activities
Capital expenditures for property and equipment	(2,399)	(2,246)
Proceeds from the sale of property and equipment	7,007	5,292
Proceeds from settlement of note receivable	10,784	—
Acquisition of businesses, net of cash acquired	(3,411)	—
Proceeds from the sale of business	(1,283)	105,204
Net cash provided by investing activities	$10,698	$108,250
Cash flows from financing activities
Borrowings on revolving Credit Facility	—	182,322
Repayments on revolving Credit Facility	(13,126)	(169,196)
Cash paid to repurchase 2025 Notes and 2021 Notes	(58,596)	(40,270)
Bond exchange early participation payment	—	(3,500)
Repurchases of stock	(1,414)	(195)
Payment of capital lease obligations	(1,517)	(1,179)
Deferred financing costs	(1,590)	(9,747)
Net cash used in financing activities	$(76,243)	$(41,765)

Effect of exchange rate changes on cash	(439)	338

Net increase (decrease) in cash, cash equivalents and restricted cash	(81,759)	70,706
Cash, cash equivalents and restricted cash at beginning of period	128,617	57,911
Cash, cash equivalents and restricted cash at end of period	$46,858	$128,617
Supplemental cash flow disclosures
Cash paid for interest	27,068	23,763
Cash paid (refunded) for income taxes	2,444	(13,941)
Noncash investing and financing activities
Operating lease right of use assets obtained in exchange for lease obligations	2,340	4,505
Finance lease right of use assets obtained in exchange for lease obligations	463	1,401
Accrued purchases of property and equipment	—	—
The accompanying notes are an integral part of these consolidated financial statements.

Forum Energy Technologies, Inc. and subsidiaries
Consolidated statements of changes in stockholders’ equity

(in thousands)	Common stock	Additional paid-in capital	Treasury stock	Retained deficit	Accumulated other comprehensive income / (loss)	Total common stockholders’ equity
Balance at December 31, 2019	$1,189	$1,231,650	$(134,493)	$(503,369)	$(108,938)	$486,039
Restricted stock issuance, net of forfeitures	7	(196)	—	—	—	(189)
Stock-based compensation expense	—	9,784	—	—	—	9,784
Shares issued in employee stock purchase plan	2	344	—	—	—	346
Adjustment for adoption of ASU 2016-13	—	—	—	(1,398)	—	(1,398)
Treasury stock	—	—	(6)	—	—	(6)
Change in pension liability	—	—	—	—	(700)	(700)
Currency translation adjustment	—	—	—	—	9,249	9,249
1-for-20 reverse stock split	(1,138)	1,138	—	—	—	—
Net Loss	—	—	—	(96,889)	—	(96,889)
Balance at December 31, 2020	$60	$1,242,720	$(134,499)	$(601,656)	$(100,389)	$406,236
Restricted stock issuance, net of forfeitures	1	(352)	—	—	—	(351)
Stock-based compensation expense	—	7,594	—	—	—	7,594
Treasury stock	—	—	(1,063)	—	—	(1,063)
Change in pension liability	—	—	—	—	840	840
Currency translation adjustment	—	—	—	—	(1,479)	(1,479)
Net Loss	—	—	—	(82,651)	—	(82,651)
Balance at December 31, 2021	$61	$1,249,962	$(135,562)	$(684,307)	$(101,028)	$329,126
The accompanying notes are an integral part of these consolidated financial statements.

Forum Energy Technologies, Inc. and subsidiaries
Notes to consolidated financial statements

1. Nature of Operations
Forum Energy Technologies, Inc. (the “Company,” “FET,” “we,” “our,” or “us”), a Delaware corporation, is a global company serving the oil, natural gas, industrial and renewable energy industries. FET provides value added solutions that increase the safety and efficiency of energy exploration and production. We are an environmentally and socially responsible company headquartered in Houston, Texas with manufacturing, distribution and service facilities strategically located throughout the world.
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
COVID-19 Impacts
The outbreak of COVID-19 in 2020 caused significant disruptions in the U.S. and world economies which led to significant reductions in demand for crude oil. During 2021, distribution of vaccines resulted in reopening of certain economies and increasing demand for oil and natural gas. However, ongoing COVID-19 outbreaks and related work restrictions continue to contribute to disruptions in global supply chains which have led to inflationary pressures for certain goods and services. We anticipate that our liquidity, financial condition and future results of operations will continue to be impacted by ongoing developments from the COVID-19 pandemic.
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
The financial reporting of contracts depends on estimates, which are assessed continually during the term of those contracts. The amounts of revenues and income recognized are subject to revisions as the contract progresses to completion and changes in estimates are reflected in the period in which the facts that give rise to the revisions become known. Additional information that enhances and refines the estimating process that is obtained after the balance sheet date, but before issuance of the consolidated financial statements, is reflected in the consolidated financial statements.
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
The change in amounts of the allowance for doubtful accounts during the two year period ended December 31, 2021 is as follows (in thousands):

Period ended	Balance at beginning of period	Charged to expense	Deductions or other	Balance at end of period
December 31, 2020	9,048	1,127	(958)	9,217
December 31, 2021	9,217	2,424	(527)	11,114
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
For the years ended December 31, 2021 and 2020, we recognized inventory write downs totaling $8.1 million and $100.8 million, respectively. These charges are all included in “Cost of sales” in the consolidated statements of comprehensive loss. See Note 5 Inventories for further information related to these charges.
Property and equipment
Property and equipment are stated at cost less accumulated depreciation. Finance leases of property and equipment are stated at the present value of future minimum lease payments. Expenditures for property and equipment and for items which substantially increase the useful lives of existing assets are capitalized at cost and depreciated over their estimated useful life utilizing the straight-line method. Routine expenditures for repairs and maintenance are expensed as incurred. Depreciation is computed using the straight-line method based on the estimated useful lives of assets, generally 2 to 30 years. Property and equipment held under finance leases are amortized straight-line over the shorter of the lease term or estimated useful life of the asset. Gains or losses resulting from the disposition of assets are recognized in income with the related asset cost and accumulated depreciation removed from the balance sheet. Assets acquired in connection with business combinations are recorded at fair value.
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
For the year ended December 31, 2021, we did not recognize any property and equipment impairment charges. For the year ended December 31, 2020, we recognized property and equipment impairment charges totaling $15.1 million which are included in “Impairments of intangible assets, property and equipment” in the consolidated statements of comprehensive loss. See Note 8 Impairments of Long-Lived Assets for further information related to these charges.

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
Our lease portfolio primarily consists of operating leases for certain manufacturing facilities, warehouses, service facilities, office spaces, equipment and vehicles. Operating lease right of use (“ROU”) assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments at the commencement date. As most of our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at the commencement date in determining the present value of future payments. Our leases have remaining terms of 1 year to 12 years and may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. The operating lease ROU assets also include any upfront lease payments made and exclude lease incentives and initial direct costs incurred. Lease expense for operating leases is recognized on a straight-line basis over the lease term.
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
For the year ended December 31, 2021, we did not recognize any impairments of operating lease assets. For the year ended December 31, 2020, we recognized impairments of operating lease assets totaling $15.4 million which are included in “Cost of Sales” and “Selling, general and administrative expenses” in the consolidated statements of comprehensive loss. See Note 8 Impairments of Long-Lived Assets for further information related to these charges.
Intangible assets
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
For the year ended December 31, 2021, we did not recognize any impairments of intangible assets. For the year ended December 31, 2020, we recognized intangible asset impairment charges totaling $5.3 million which are included in “Impairments of intangible assets, property and equipment” in the consolidated statements of comprehensive loss. See Note 8 Impairments of Long-Lived Assets for further information related to these charges.
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

Forum Energy Technologies, Inc. and subsidiaries
Notes to consolidated financial statements (continued)
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
Revenue from goods transferred to customers at a point in time accounted for 91% of revenues for the year ended December 31, 2021. The majority of this revenue is product sales, which are generally recognized when items are shipped from our facilities and title passes to the customer. The amount of revenue recognized for products is adjusted for expected returns, which are estimated based on historical data.
Revenue from goods transferred to customers over time accounted for 9% of revenues for the year ended December 31, 2021, which is related to certain contracts in our Subsea and Production Equipment product lines. Recognition over time for these contracts is supported by our assessment of the products supplied as having no alternative use to us and by clauses in the contracts that provide us with an enforceable right to payment for performance completed to date. We use the cost-to-cost method to measure progress for these contracts because it best depicts the transfer of assets to the customer which occurs as costs are incurred on the contract. The amount of revenue recognized is calculated based on the ratio of costs incurred to-date compared to total estimated costs which requires management to calculate reasonably dependable estimates of total contract costs. Whenever revisions of estimated contract costs and contract values indicate that the contract costs will exceed estimated revenues, thus creating a loss, a provision for the total estimated loss is recorded in that period. We recognize revenue and cost of sales each period based upon the advancement of the work-in-progress unless the stage of

Forum Energy Technologies, Inc. and subsidiaries
Notes to consolidated financial statements (continued)
completion is insufficient to enable a reasonably certain forecast of profit to be established. In such cases, no profit is recognized during the period.
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
Contracts are sometimes modified to account for changes in product specifications or requirements. Most of our contract modifications are for goods and services that are not distinct from the existing contract. As such, these modifications are accounted for as if they were part of the existing contract, and therefore, the effect of the modification on the transaction price and our measure of progress for the performance obligation to which it relates is recognized as an adjustment to revenue on a cumulative catch-up basis. No adjustment to any one contract was material to our consolidated financial statements for the years ended December 31, 2021 and 2020.
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
Concentration of credit risk
Trade accounts receivable are financial instruments which potentially subject the Company to credit risk. Trade accounts receivable consist of uncollateralized receivables from domestic and international customers. For the years ended December 31, 2021 and 2020, no one customer accounted for 10% or more of the total revenue or 10% or more of the total accounts receivable balance at the end of the respective period.
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

Forum Energy Technologies, Inc. and subsidiaries
Notes to consolidated financial statements (continued)
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
For financial assets and liabilities disclosed at fair value, fair value is determined as the exit price, or the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The established fair value hierarchy divides fair value measurement into three broad levels:
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
Accounting Standards Adopted in 2021
Income Tax. In December 2019, the FASB issued ASU No. 2019-12 Income Taxes (Topic 740) - Disclosure Framework - Simplifying the Accounting for Income Taxes, which simplified the accounting for income taxes by removing certain exceptions to the general principles of Topic 740 and clarifying and amending existing guidance. We adopted this new standard as of January 1, 2021. The adoption of this new standard did not have a material impact on our consolidated financial statements.
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
3. Revenues
Disaggregated Revenue
Refer to Note 18 Business Segments for disaggregated revenue by product line and geography.
Contract Balances
The following table reflects the changes in our contract assets and contract liabilities balances for the year ended December 31, 2021:

	December 31, 2021	December 31, 2020	Increase
			$	%
Accrued revenue	$2,245	$1,687
Costs and estimated profits in excess of billings	8,285	8,516
Contract assets	$10,530	$10,203	$327	3%

Deferred revenue	$7,276	$7,863
Billings in excess of costs and profits recognized	9,705	1,817
Contract liabilities	$16,981	$9,680	$7,301	75%
During the year ended December 31, 2021, our contract assets increased by $0.3 million and our contract liabilities increased by $7.3 million primarily due to the timing of billings on large projects in our Subsea Technologies product line.
During the year ended December 31, 2021, we recognized revenue of $8.2 million that was included in the contract liability balance at the beginning of the period.
Substantially all of our contracts are less than one year in duration. As such, we have elected to apply the practical expedient which allows an entity to exclude disclosures about its remaining performance obligations if the performance obligation is part of a contract that has an original expected duration of one year or less.
4. Acquisitions & Dispositions
2021 Acquisition of Hawker Equipment Solutions
On December 20, 2021, we acquired certain assets of Hawker Equipment Solutions, LLC (“Hawker”) for total cash consideration of $5.1 million, of which, $3.4 million was paid in the fourth quarter of 2021 with the balance expected to be paid over the next five years. Hawker is a manufacturer of hydraulic pickup and laydown units. This acquisition is included in the Drilling product line within the Drilling and Downhole segment. The fair values of the assets acquired and liabilities assumed, as well as the pro forma results of operations for this acquisition, have not been presented because they are not material to the consolidated financial statements.
2020 Disposition of ABZ and Quadrant Valves
On December 31, 2020, we sold certain assets of our ABZ and Quadrant valve brands for cash consideration of $104.6 million. This transaction was accounted for as a disposition of a business. We recognized a gain on disposition of $88.4 million based on the difference in cash received less $15.0 million of net book value of assets sold and a $1.2 million working capital settlement liability which was paid in 2021. Pro forma results of operations for this disposition have not been presented because the effects were not material to the consolidated financial statements.

Forum Energy Technologies, Inc. and subsidiaries
Notes to consolidated financial statements (continued)
5. Inventories
The Company’s significant components of inventory at December 31, 2021 and 2020 were as follows (in thousands):

	December 31, 2021	December 31, 2020
Raw materials and parts	$97,053	$151,531
Work in process	24,618	15,946
Finished goods	182,954	229,212
Gross inventories	304,625	396,689
Inventory reserve	(62,885)	(144,942)
Inventories	$241,740	$251,747
The change in the amounts of the inventory reserve during the two year period ended December 31, 2021 is as follows (in thousands):

Period ended	Balance at beginning of period	Charged to expense	Deductions or other	Balance at end of period
December 31, 2020	66,075	100,794	(21,927)	$144,942
December 31, 2021	144,942	8,096	(90,153)	$62,885
The $100.8 million charged to expense during the year ended December 31, 2020 includes significant write downs of inventory related to the Company’s decision to discontinue certain products and other changes to sourcing and manufacturing strategies.
6. Property and Equipment
Property and equipment consists of the following (in thousands):

	Estimated useful lives	December 31,
		2021	2020
Land		$7,502	$8,476
Buildings and leasehold improvements	5-30	85,810	93,645
Computer equipment	3-5	43,853	44,607
Machinery & equipment	5-10	124,254	148,019
Furniture & fixtures	3-10	5,961	6,275
Vehicles	3-5	2,944	3,835
Right of use assets - finance leases	2-6	3,530	3,823
Rental equipment	3-10	2,112	3,830
Construction in progress		1,960	968
		277,926	313,478
Less: accumulated depreciation		(183,921)	(199,810)
Total property and equipment, net		$94,005	$113,668
Depreciation expense was $17.1 million and $24.5 million for the years ended December 31, 2021 and 2020, respectively.
For the year ended December 31, 2021, we did not recognize any property and equipment impairment charges. For the year ended December 31, 2020, we recognized property and equipment impairment charges totaling $15.1 million, which are included in “Impairments of intangible assets, property and equipment” in the consolidated statements of comprehensive loss. See Note 8 Impairments of Long-Lived Assets for further information related to these charges.

Forum Energy Technologies, Inc. and subsidiaries
Notes to consolidated financial statements (continued)
7. Intangible Assets
At December 31, 2021 and 2020, intangible assets consisted of the following, respectively (in thousands):

	December 31, 2021
	Gross carrying amount	Accumulated amortization	Net intangibles	Amortization period (in years)
Customer relationships	$269,589	$(133,451)	$136,138	10 - 15
Patents and technology	89,449	(29,785)	59,664	5 - 19
Non-compete agreements	191	(173)	18	2 - 6
Trade names	43,125	(25,187)	17,938	7 - 19
Trademark	5,089	(1,442)	3,647	15
Intangible Assets Total	$407,443	$(190,038)	$217,405

	December 31, 2020
	Gross carrying amount	Accumulated amortization	Net intangibles	Amortization period (in years)
Customer relationships	$272,470	$(121,294)	$151,176	10 - 15
Patents and technology	89,626	(24,440)	65,186	5 - 19
Non-compete agreements	190	(137)	53	2 - 6
Trade names	42,984	(22,941)	20,043	7 - 19
Trademark	5,089	(1,103)	3,986	15
Intangible Assets Total	$410,359	$(169,915)	$240,444
Intangible assets with definite lives are tested for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. For the year ended December 31, 2021, we did not recognize any intangible asset impairment charges. For the year ended December 31, 2020, we recognized intangible asset impairment charges totaling $5.3 million, which are included in “Impairments of intangible assets, property and equipment” in the consolidated statements of comprehensive loss. See Note 8 Impairments of Long-Lived Assets for further information related to these charges.
Amortization expense was $25.1 million and $26.5 million for the years ended December 31, 2021 and 2020, respectively. The estimated future amortization expense for the next five years is as follows (in thousands):

Year ending December 31,	Amount
2022	$25,161
2023	24,200
2024	22,881
2025	21,694
2026	20,837
8. Impairments of Long-Lived Assets
During the year ended December 31, 2020, the COVID-19 pandemic and associated preventative actions taken around the world to mitigate its spread caused oil demand to deteriorate and economic activity to decrease. As a result, oil prices declined significantly during the period and created an extremely challenging market for all sub-sectors of the oil and natural gas industry. In addition, responses to the spread of COVID-19, including significant government restrictions on movement, led to sharp declines in global economic activity.
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

Forum Energy Technologies, Inc. and subsidiaries
Notes to consolidated financial statements (continued)
Following is a summary of impairment charges recognized in our segments during the year ended December 31, 2020 (in thousands):

Impairments of:	Drilling & Downhole	Completions	Production	Corporate	Total Impairments
Property and equipment (1)	1,069	9,608	4,460	—	15,137
Intangible assets (1)	5,257	—	—	—	5,257
Operating lease right of use assets (2)	5,366	6,140	2,366	1,498	15,370
Total impairments	$11,692	$15,748	$6,826	$1,498	$35,764
(1) These charges are included in Impairments of intangible assets, property and equipment in the condensed consolidated statements of comprehensive loss.
(2) $10.8 million of these charges are included in Cost of sales, while $4.5 million are included in Selling, general and administrative expenses in the condensed consolidated statements of comprehensive loss.
9. Debt
Notes payable and lines of credit as of December 31, 2021 and 2020 consisted of the following (in thousands):

	December 31, 2021	December 31, 2020
2025 Notes	256,970	316,863
Unamortized debt discount	(20,035)	(30,248)
Debt issuance cost	(4,918)	(7,318)
Credit Facility	—	13,126
Other debt	1,213	2,272
Total debt	233,230	294,695
Less: current maturities	(860)	(1,322)
Long-term debt	$232,370	$293,373
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
The 2025 Notes pay interest at the rate of 9.00%, of which 6.25% is payable in cash and 2.75% is payable in cash or additional notes, at the Company’s option. The 2025 Notes are secured by a first lien on substantially all of the Company’s assets, except for Credit Facility priority collateral, which secures the 2025 Notes on a second lien basis. As of December 31, 2021, approximately $116.0 million principal amount of the 2025 Notes is mandatorily convertible into shares of our common stock at a conversion rate of 37.0370 shares per $1,000 principal amount of 2025 Notes converted, equivalent to a conversion price of $27.00 per share, subject, however, to the condition that the average of the daily trading prices for the common stock over the preceding 20-trading day period is at least $30.00 per share. Holders of the 2025 Notes also have optional conversion rights in the event that the Company elects to redeem the 2025 Notes in cash and at the final maturity of the new notes. Any interest that the Company elects to pay in additional notes is also subject to the mandatory and optional conversion rights.

Forum Energy Technologies, Inc. and subsidiaries
Notes to consolidated financial statements (continued)
During the year ended December 31, 2021, we repurchased an aggregate $59.9 million of principal amount of our 2025 Notes for $58.6 million. The net carrying value of the extinguished debt, including unamortized debt discount and debt issuance costs, was $53.3 million, resulting in a $5.3 million loss on extinguishment of debt.
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
Availability under the Credit Facility is subject to a borrowing base calculated by reference to eligible accounts receivable in the U.S., Canada and certain other jurisdictions (subject to a cap) and eligible inventory in the U.S. and Canada. Such eligible accounts receivable and eligible inventory serve as priority collateral for the Credit Facility, which is also secured on a second lien basis by substantially all of the Company's other assets. The amount of eligible inventory included in the borrowing base is restricted to the lesser of $127.5 million (subject to a quarterly reduction of $0.5 million) and 80.0% of the total borrowing base. Our borrowing capacity under the Credit Facility could be reduced or eliminated, depending on future fluctuations in our receivables and inventory. As of December 31, 2021, our total borrowing base was $146.1 million, of which no amounts were drawn and $18.7 million was used for security of outstanding letters of credit, resulting in remaining availability of $127.4 million.
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
Other Debt
Other debt consists of various finance leases of equipment.
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

Forum Energy Technologies, Inc. and subsidiaries
Notes to consolidated financial statements (continued)
Future principal payments under long-term debt for each of the years ending December 31 are as follows (in thousands):

2022	$860
2023	317
2024	97
2025	256,975
2026	—
Thereafter	—
Total future payment	$258,249
Add: Unamortized debt discount	(20,035)
Less: Debt issuance cost	(4,918)
Less: present value discount on finance leases	$(66)
Total debt	$233,230

10. Leases
Our lease portfolio primarily consists of operating leases for certain manufacturing facilities, warehouses, service facilities, office spaces, equipment and vehicles. The following table summarizes the supplemental balance sheet information related to leases as of December 31, 2021 and 2020 (in thousands):

		As of
	Classification	December 31, 2021	December 31, 2020
Assets
Operating lease assets	Operating lease assets	$25,431	$31,520
Finance lease assets	Property and equipment, net of accumulated depreciation	1,727	2,464
Total lease assets		$27,158	$33,984
Liabilities
Current
Operating	Accrued liabilities	$10,956	$11,974
Finance	Current portion of long-term debt	860	1,322
Noncurrent
Operating	Operating lease liabilities	$34,745	44,536
Finance	Long-term debt, net of current portion	353	$950
Total lease liabilities		$46,914	$58,782

Forum Energy Technologies, Inc. and subsidiaries
Notes to consolidated financial statements (continued)
The following table summarizes the components of lease expenses for the twelve months ended December 31, 2021 (in thousands):

		Twelve Months Ended December 31,
Lease Cost	Classification	2021	2020
Operating lease cost	Cost of sales and Selling, general and administrative expenses	$11,123	$8,439
Finance lease cost
Amortization of leased assets	Selling, general and administrative expenses	1,061	932
Interest on lease liabilities	Interest expense	110	155
Sublease income	Cost of sales and Selling, general and administrative expenses	(2,184)	(2,001)
Net lease cost		$10,110	$7,525
The maturities of lease liabilities as of December 31, 2021 are as follows (in thousands):

	Operating Leases	Finance Leases	Total
2022	$13,199	$860	$14,059
2023	8,631	316	8,947
2024	7,053	97	7,150
2025	6,105	6	6,111
2026	5,053	—	5,053
Thereafter	15,862	—	15,862
Total lease payments	55,903	1,279	57,182
Less: present value discount	(10,202)	(66)	(10,268)
Present value of lease liabilities	$45,701	$1,213	$46,914
The following table summarizes the weighted-average remaining lease term and weighted average discount rates related to leases as of December 31, 2021:

Lease Term and Discount Rate	December 31, 2021	December 31, 2020
Weighted-average remaining lease term (years)
Operating leases	6.4 years	6.6 years
Financing leases	1.5 years	1.8 years
Weighted-average discount rate
Operating leases	6.58%	6.58%
Financing leases	6.58%	6.58%
The following table summarizes the supplemental cash flow information related to leases as of December 31, 2021:

	Twelve Months Ended December 31,
	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$13,053	$11,038
Operating cash flows from finance leases	92	80
Financing cash flows from finance leases	$1,517	$1,179

Forum Energy Technologies, Inc. and subsidiaries
Notes to consolidated financial statements (continued)
11. Income Taxes
The components of loss before income taxes for the years ended December 31, 2021 and 2020 are as follows (in thousands):

	2021	2020
U.S.	$(98,445)	$(106,785)
Non-U.S.	16,436	(2,985)
Loss before income taxes	$(82,009)	$(109,770)
The components of income tax expense (benefit) for the years ended December 31, 2021 and 2020 are as follows (in thousands):

	2021	2020
Current
U.S. federal and state	$1,235	$(17,219)
Non-U.S.	(3,384)	4,487
Total current	(2,149)	(12,732)
Deferred
U.S. federal and state	(169)	723
Non-U.S.	2,960	(872)
Total deferred	2,791	(149)
Income tax expense (benefit)	$642	$(12,881)
The reconciliation between the actual provision for income taxes and that computed by applying the U.S. statutory rate to loss before income taxes are outlined below (in thousands):

	2021		2020
Income tax benefit at the statutory rate	$(17,222)	(21.0)%	$(23,052)	(21.0)%
State taxes, net of federal tax benefit	22	—%	(4,190)	(3.8)%
Non-U.S. operations	(7,594)	(9.3)%	625	0.6%
Domestic incentives	(264)	(0.3)%	(264)	(0.2)%
Prior year federal, non-U.S. and state tax	(7,183)	(8.8)%	(1,827)	(1.7)%
Nondeductible expenses	1,624	2.0%	2,053	1.9%
U.S. CAREs Act	113	0.1%	(15,981)	(14.6)%
Valuation allowance	31,079	37.9%	25,349	23.1%
Other	67	0.2%	4,406	4.0%
Income tax benefit	$642	0.8%	$(12,881)	(11.7)%
Our effective tax rate was 0.8% and (11.7)% for the years ended December 31, 2021 and 2020, respectively.
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
The tax benefit for the year ended December 31, 2021 and 2020 includes an increase in our valuation allowance of $31.1 million and $25.3 million, respectively, consisting of a full valuation allowance against our deferred tax assets in the U.S., U.K., Germany, Singapore, China and Saudi Arabia as further described below under the primary components of deferred taxes.

Forum Energy Technologies, Inc. and subsidiaries
Notes to consolidated financial statements (continued)
The primary components of deferred taxes include (in thousands):

	2021	2020
Deferred tax assets
Reserves and accruals	$3,978	$14,917
Operating lease liabilities	11,176	3,097
Inventory	14,692	37,784
Stock awards	2,340	2,180
Net operating loss and other tax carryforwards	109,402	53,781
Goodwill and intangible assets	32,513	39,381
Fair value discount on 2025 Notes	22,250	30,564
Property and equipment	6,424	—
Other	1,912	931
Gross deferred tax assets	204,687	182,635
Valuation allowance	(198,366)	(167,287)
Total deferred tax assets	6,321	15,348
Deferred tax liabilities
Property and equipment	—	(6,861)
Operating lease assets	(6,490)	(6,818)
Prepaid expenses and other	(462)	(3,519)
Total deferred tax liabilities	(6,952)	(17,198)
Net deferred tax liabilities	$(631)	$(1,850)
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
At December 31, 2021, we had $243.6 million of U.S. net operating loss carryforwards and $10.1 million of state net operating losses. Of these losses, $14.9 million will expire no later than 2037 if they are not utilized prior to that date. The remaining $238.8 million will not expire. We also had $186.9 million of non-U.S. net operating loss carryforwards with indefinite expiration dates. The ultimate realization of income tax benefits for these net operating loss carryforwards depends on our ability to generate sufficient taxable income in the respective taxing jurisdictions. Where we have unrecognized tax benefits in jurisdictions with existing net operating losses, we utilize the unrecognized tax benefits as a source of income to offset such losses. We do not anticipate being able to fully utilize all of the losses prior to their expiration in the following jurisdictions: the U.S, the U.K, Germany, Singapore, China and Saudi Arabia.
During 2021, we recognized $31.1 million of tax expense related to the increase in our valuation allowance provided against our deferred tax assets to write down our deferred tax assets in these jurisdictions to what is more likely than not realizable. We increased our valuation allowance related to our U.S. and foreign deferred tax assets by $15.6 million and $15.5 million, respectively. In making such a determination for each of these jurisdictions, we considered all available positive and negative evidence, including our recent history of pretax losses over the prior three year period, the goodwill and intangible asset impairments for various reporting units, the future reversals of existing taxable temporary differences, the projected future taxable income or loss and tax-planning.
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
We file income tax returns in the U.S. as well as in various states and non-U.S. jurisdictions. With few exceptions, we are no longer subject to income tax examination by tax authorities in these jurisdictions prior to 2015.

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

Balance at January 1, 2021	$12,382
Additional based on tax positions related to prior years	367
Additional based on tax positions related to current year	1,712
Reduction based on tax positions related to prior years	—
Settlement with tax authorities	—
Lapse of statute of limitations	(6,103)
Balance at December 31, 2021	8,358
The total amount of unrecognized tax benefits at December 31, 2021 was $8.4 million, of which it is reasonably possible that $1.6 million could be settled during the next twelve-month period as a result of the conclusion of various tax audits or due to the expiration of the applicable statute of limitations. We estimate that $8.4 million of the unrecognized tax benefits at December 31, 2021, excluding consideration of valuation allowance, would impact our future effective income tax rate, if recognized.
We recognize interest and penalties related to uncertain tax positions within the provision for income taxes in the consolidated statements of comprehensive loss. As of December 31, 2021 and 2020, we had accrued approximately $0.5 million and $1.4 million in interest and penalties, respectively. During the years ended December 31, 2021 and 2020, we recognized no material change in the interest and penalties related to uncertain tax positions.
12. Fair Value Measurements
The Company had zero and $13.1 million outstanding under the Credit Facility at December 31, 2021 and December 31, 2020, respectively. The Credit Facility incurs interest at a variable interest rate and therefore, the carrying amount approximates fair value. The fair value of the debt is classified as a Level 2 measurement because interest rates charged are similar to other financial instruments with similar terms and maturities.
The fair value of the Company’s Senior Notes is estimated using Level 2 inputs in the fair value hierarchy and is based on quoted prices for those or similar instruments. At December 31, 2021, the fair value and the carrying value of the Company’s 2025 Notes approximated $225.0 million and $232.0 million, respectively. At December 31, 2020, the fair value and the carrying value of the Company’s 2021 Notes approximated $200.3 million and $279.3 million, respectively.
There were no other significant outstanding financial instruments as of December 31, 2021 and 2020 that required measuring the amounts at fair value on a recurring basis. The Company did not change its valuation techniques associated with recurring fair value measurements from prior periods. and there were no transfers between levels of the fair value hierarchy during the year ended December 31, 2021.

Forum Energy Technologies, Inc. and subsidiaries
Notes to consolidated financial statements (continued)
13. Commitments and Contingencies
Litigation
In the ordinary course of business, the Company is, and in the future, could be involved in various pending or threatened legal actions, some of which may or may not be covered by insurance. Management has reviewed such pending judicial and legal proceedings, the reasonably anticipated costs and expenses in connection with such proceedings, and the availability and limits of insurance coverage, and has established reserves that are believed to be appropriate in light of those outcomes that are believed to be probable and can be estimated. The reserves accrued at December 31, 2021 and 2020 are immaterial. In the opinion of management, the Company’s ultimate liability, if any, with respect to these actions is not expected to have a material adverse effect on the Company’s financial position, results of operations or cash flows.
Asbestos litigation
One of our subsidiaries has been named as one of many defendants in a number of product liability claims for alleged exposure to asbestos used in valves. These lawsuits are typically filed on behalf of plaintiffs who allege exposure to asbestos, against numerous defendants, often forty or more, who are alleged to have manufactured or distributed products containing asbestos. The injuries alleged by plaintiffs in these cases range from mesothelioma and other cancers to asbestosis. The earliest claims against our subsidiary were filed in New Jersey in 1998, and our subsidiary currently has active cases in Missouri, New Jersey, New York, Illinois and Delaware. These complaints do not typically include requests for a specific amount of damages. Our subsidiary acquired the trademark for the product line in question in 1985. To date, most of the claims against our subsidiary alleging illnesses due to asbestos have generally been based on products manufactured by the previous owner prior to 1985 that are alleged to have contained asbestos. Many claimants alleging illnesses due to asbestos sue on the basis of exposure prior to 1985, as by that date the hazards of asbestos exposure were well known and asbestos had begun to fall into disuse. Our subsidiary has been successful in obtaining dismissals in most lawsuits without any cash contribution including because the “successor liability” law in most states does not hold a purchaser in good faith liable for the actions of the seller prior to the acquisition date unless the purchaser contractually assumed the liabilities, which our subsidiary did not. There are exceptions to the successor liability doctrine in many states, so there are no assurances that our subsidiary will not be found liable for the actions of its predecessor. The law in other states on so called “successor liability” may be different or ambiguous in this regard, and could also expose our subsidiary to liability. Our subsidiary could also be found liable should a trier of fact reject our subsidiary’s position that it is not responsible for the alleged asbestos injuries, such as in a case where a plaintiff alleges post-1985 exposure. To date, asbestos claims have not had a material adverse effect on our business, financial condition, results of operations, or cash flow, as our annual out-of-pocket costs over the last five years has been less than $200,000. There were fewer than 25 new cases filed against our subsidiary in each of last two years, and a significant number of existing cases were dismissed, settled or otherwise disposed of over the last year. We currently have fewer than 150 lawsuits pending against this subsidiary. Our subsidiary has over $17 million in face amount of insurance per occurrence and over $23 million of aggregate primary insurance coverage. In addition, our subsidiary has over $950 million in face amount of excess coverage applicable to the claims. There can be no guarantee that all of this can be collected due to policy terms and conditions and insurer insolvencies in the past or in the future. In January 2011, we entered into an agreement with seven of our primary insurers under which they have agreed to pay 80% of the costs of handling and settling each asbestos claim against the affected subsidiary. The insurers’ portion of the settlements is funded by our primary insurance limits, which are eroded only by settlements and not legal fees. Approximately $2.0 million in settlements has been paid by insurers and our subsidiary to date, with approximately $40,000 paid over the course of the last two years. Our subsidiary and the subscribing insurers have the right to withdraw from this agreement, but to date, no party has exercised this right or expressed an intent to do so.

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
Letters of credit and guarantees
The Company executes letters of credit in the normal course of business to secure the delivery of product from specific vendors and also to guarantee the Company fulfilling certain performance obligations relating to certain large contracts. At December 31, 2021, the Company had $18.7 million in letters of credit outstanding.
14. Loss Per Share
The reconciliation of basic and diluted earnings per share for each period presented was as follows (dollars and shares in thousands, except per share amounts):

	Year ended December 31,
	2021	2020
Net loss attributable to common stockholders	$(82,651)	$(96,889)

Basic - weighted average shares outstanding	5,643	5,577
Dilutive effect of stock options and restricted stock	—	—
Dilutive effect of convertible 2025 Notes	—	—
Diluted - weighted average shares outstanding	5,643	5,577

Loss per share
Basic	$(14.65)	$(17.37)
Diluted	$(14.65)	$(17.37)
For all periods presented, we excluded all potentially dilutive restricted shares and stock options in calculating diluted earnings per share as the effect was anti-dilutive due to net losses incurred for these periods.

Forum Energy Technologies, Inc. and subsidiaries
Notes to consolidated financial statements (continued)
15. Stockholders' Equity and Employee Benefit Plans
Employee benefit plans
We sponsor a 401(k) savings plan for U.S. employees and related savings plans for certain non-U.S. employees. These plans benefit eligible employees by allowing them the opportunity to make contributions up to certain limits. We contribute by matching a percentage of each employee’s contributions. In 2020, for certain plans, the Company temporarily suspended the matching of contributions. Matching contributions were reinstated at the beginning of 2022. Subsequent to the closing of all acquisitions, employees of those acquired entities will generally be eligible to participate in the Company’s 401(k) savings plan. We also have the discretion to provide a profit sharing contribution to each participant depending on the Company’s performance for the applicable year. The expense under the Company’s plan was zero and $2.3 million for the years ended December 31, 2021 and 2020, respectively.
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
16. Long-Term Incentive Compensation
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
In May 2016, we created a new 2016 Stock and Incentive Plan (the “2016 Plan”). Under the terms of the 2016 Plan, the aggregate number of shares that may be issued may not exceed the number of shares reserved but not issued under the 2010 Plan as of May 17, 2016, the effective date of the 2016 plan, a total of 285 thousand shares. No further awards will be made under the 2010 Plan after such date, and outstanding awards granted under the 2010 Plan shall continue to be outstanding. In May 2019, our stockholders approved to amend and restate the 2016 Plan (the “2016 Amended Plan”) to provide for an additional 145 thousand shares and revised certain terms thereof. In May 2020, our stockholders approved an amendment to the 2016 Amended Plan to provide for an additional 60 thousand shares. Approximately 105 thousand shares remained available under the 2016 Amended Plan for future grants as of December 31, 2021.
The total amount of stock based compensation expense recorded was $7.6 million and $9.8 million for the years ended December 31, 2021 and 2020, respectively. As of December 31, 2021, the Company expects to record stock based compensation expense of approximately $11.4 million over a weighted average remaining term of approximately two years. Future grants will result in additional compensation expense.

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

2021 Activity	Number of shares (in thousands)	Weighted average exercise price	Remaining weighted average contractual life in years	Intrinsic value (in millions)
Beginning balance	95	$358.31	3.5	$—
Forfeited/expired	(20)	$362.07
Total outstanding	75	$357.34	3.2	$—
Options exercisable	75	$358.46	3.2	$—
The intrinsic value is the amount by which the fair value of the underlying share exceeds the exercise price of the stock option. No stock options were exercised in 2021 or 2020.
As of December 31, 2021 and 2020, the share price of the Company was less than the exercise price for all outstanding stock options. Therefore, the intrinsic value for stock options outstanding and exercisable were both zero. No stock options were granted in 2021 or 2020.
Restricted stock
Restricted stock generally vests over a period of one to four years from the date of grant. The following table provides additional information related to our restricted stock:

2021 Activity	Restricted stock (shares in thousands)
Nonvested at beginning of year	—
Granted	10
Vested	—
Nonvested at the end of year	10
The weighted average grant date fair value of restricted stock granted during the year ended December 31, 2021 was $23.36 per share. The total grant date fair value of shares vested was $1.5 million during 2020.
Restricted stock units
Restricted stock units generally vest over a three or four year period from the date of grant. The following table provides additional information related to our restricted stock units:

2021 Activity	Restricted stock units (shares in thousands)
Nonvested at beginning of year	331
Granted	140
Vested	(113)
Forfeited	(2)
Nonvested at the end of year	356
Of the restricted stock units granted during 2021, 73,839 shares vest ratably over three years and 66,524 shares vest ratably over three years dependent upon achieving a minimum stock price of $23.49 for 20 trading days during each performance period.
The weighted average grant date fair value of the restricted stock units was $18.20 and $12.83 per share during the years ended December 31, 2021, and 2020, respectively. The total grant date fair value of units vested was $5.3 million and $10.3 million during 2021 and 2020, respectively.

Forum Energy Technologies, Inc. and subsidiaries
Notes to consolidated financial statements (continued)
Liability-classified awards
During 2021, we granted 66,524 cash-settled phantom stock units to employees that vest ratably over three years. These awards have a maximum payout that is calculated based on five times the stock price on the date of grant.
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
Stock appreciation rights
In the fourth quarter of 2019, we granted stock appreciation rights with service-vesting and market-vesting conditions. The following table provides additional information related to our stock appreciation rights:

2021 Activity	Stock Appreciation Rights (in thousands)
Nonvested at beginning of year	248
Granted	—
Forfeited	(11)
Nonvested at the end of year	237
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
The Drilling & Downhole segment designs and manufactures products and provides related services to the drilling, well construction, artificial lift and subsea energy construction and services markets, including applications in oil and natural gas, renewable energy, defense, and communications. The Completions segment designs, manufactures and supplies products and provides related services to the coiled tubing, well stimulation and intervention markets. The Production segment designs, manufactures and supplies products, and provides related equipment and services for production and infrastructure markets.
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

Forum Energy Technologies, Inc. and subsidiaries
Notes to consolidated financial statements (continued)
Summary financial data by segment follows (in thousands):

	Year ended December 31,
	2021	2020
Revenue:
Drilling & Downhole	$239,895	$216,836
Completions	185,018	118,685
Production	116,710	177,510
Eliminations	(555)	(555)
Total revenue	$541,068	$512,476

Segment operating income (loss):
Drilling & Downhole	$4,749	$(47,964)
Completions	(4,532)	(97,304)
Production	(14,354)	(33,418)
Corporate	(31,408)	(30,012)
Total segment operating loss	(45,545)	(208,698)
Impairments of intangible assets, property and equipment	—	20,394
Loss (gain) on disposal of assets and other	(1,052)	2,531
Operating loss	$(44,493)	$(231,623)

Depreciation and amortization
Drilling & Downhole	$14,536	$17,895
Completions	22,568	24,831
Production	4,769	7,755
Corporate	303	519
Total depreciation and amortization	$42,176	$51,000
A summary of capital expenditures by reportable segment is as follows (in thousands):

	Year ended December 31,
Capital expenditures	2021	2020
Drilling & Downhole	$1,476	$462
Completions	512	275
Production	411	287
Corporate	—	1,222
Total capital expenditures	$2,399	$2,246
A summary of consolidated assets by reportable segment is as follows (in thousands):

	Year ended December 31,
Assets	2021	2020
Drilling & Downhole	$313,493	$314,375
Completions	351,908	356,645
Production	83,150	92,949
Corporate	42,785	125,957
Total assets	$791,336	$889,926
Corporate assets primarily include cash, certain prepaid expenses and deferred loan costs.

Forum Energy Technologies, Inc. and subsidiaries
Notes to consolidated financial statements (continued)
A summary of long-lived assets by country is as follows (in thousands):

	Year ended December 31,
Long-lived assets:	2021	2020
United States	$298,171	$332,554
Europe	25,956	42,424
Canada	14,977	17,796
Asia-Pacific	221	836
Middle East	4,412	4,877
Latin America	866	1,248
Total long-lived assets	$344,603	$399,735
The following table presents our revenues disaggregated by geography based on shipping destination (in thousands):

	Year ended December 31,
	2021		2020
Revenue:	$	%	$	%
United States	$324,376	60.0%	$323,322	63.2%
Canada	41,822	7.7%	30,492	5.9%
Europe & Africa	59,207	10.9%	37,438	7.3%
Middle East	48,352	8.9%	43,192	8.4%
Asia-Pacific	36,641	6.8%	48,067	9.4%
Latin America	30,670	5.7%	29,965	5.8%
Total Revenue	$541,068	100.0%	$512,476	100.0%
The following table presents our revenues disaggregated by product line (in thousands):

	Year ended December 31,
	2021		2020
Revenue:	$	%	$	%
Drilling Technologies	$96,680	17.8%	$97,232	19.1%
Downhole Technologies	69,215	12.8%	64,083	12.5%
Subsea Technologies	74,000	13.7%	55,521	10.8%
Stimulation and Intervention	96,731	17.9%	56,460	11.0%
Coiled Tubing	88,287	16.3%	62,225	12.1%
Production Equipment	60,981	11.3%	65,763	12.8%
Valve Solutions	55,729	10.3%	111,747	21.8%
Eliminations	(555)	(0.1)%	(555)	(0.1)%
Total revenue	$541,068	100.0%	$512,476	100.0%

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
Our management, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b) as of December 31, 2021. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2021.
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
Our management performed an assessment of the overall effectiveness of our internal control over financial reporting as of December 31, 2021, utilizing the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has concluded that the Company’s internal control over financial reporting is effective as of December 31, 2021.
Changes in Internal Control over Financial Reporting
There have been no changes in internal control over financial reporting during the quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Forum Energy Technologies, Incorporated
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Forum Energy Technologies, Inc. and subsidiaries (the “Company”) as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2021, of the Company and our report dated March 4, 2022 expressed an unqualified opinion on those financial statements.
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
/s/ Deloitte & Touche LLP
Houston, TX
March 4, 2022
Item 9B. Other information
None.
Item 10. Directors, executive officers and corporate governance
Information required by this item is incorporated herein by reference to our Proxy Statement for the 2022 Annual Meeting of Stockholders.
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
Item 11. Executive compensation
Information required by this item is incorporated herein by reference to our Proxy Statement for the 2022 Annual Meeting of Stockholders.
Item 12. Security ownership of certain beneficial owners and management and related stockholder matters
Information required by this item is incorporated herein by reference to our Proxy Statement for the 2022 Annual Meeting of Stockholders.
Item 13. Certain Relationships and Related Transactions, and Director Independence
Information required by this item is incorporated herein by reference to our Proxy Statement for the 2022 Annual Meeting of Stockholders.

Item 14. Principal accountant fees and services
Our independent registered public accounting firm is Deloitte & Touche LLP, Houston, Texas, PCAOB ID No. 34.
Information required by this item is incorporated herein by reference to our Proxy Statement for the 2022 Annual Meeting of Stockholders.
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

4.4*	Form of 9.000% convertible senior secured notes due 2025 (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on 8-K, filed on August 5, 2020).

4.5*
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

10.8*#
Form of Indemnification Agreement between Forum Energy Technologies, Inc. and the executive officers identified on Annex A thereto (incorporated herein by reference to Exhibit 10.10 to the Registration Statement, filed on August 31, 2011) (File No. 333-180676).

10.9*#
Form of Indemnification Agreement between Forum Energy Technologies and each of the non-SCF directors identified on Annex A thereto (incorporated herein by reference to Exhibit 10.11 to the Registration Statement, filed on August 31, 2011) (File No. 333-180676).

10.10*#
Form of Indemnification Agreement between Forum Energy Technologies and each of the SCF directors identified on Annex A thereto (incorporated herein by reference to Exhibit 10.12 to the Registration Statement, filed on August 31, 2011) (File No. 333-180676).

10.11*#	Forum Energy Technologies, Inc. Severance Plan (incorporated herein by reference to Exhibit 10.15 to the Registration Statement, filed on August 31, 2011) (File No. 333-180676).

10.12*#
Forum Energy Technologies, Inc. 2010 Stock Incentive Plan (as amended and restated effective August 15, 2012) (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 10- Q, filed November 6, 2012) (File No. 1-35504).

10.13*#
Severance Agreement dated as of February 16, 2018 between Forum Energy Technologies, Inc. and Pablo G. Mercado (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on February 21, 2018).

10.14*#
Severance Agreement dated as of February 16, 2018 between Forum Energy Technologies, Inc. and Michael D. Danford (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on February 21, 2018).

10.15*#
Severance Agreement dated as of December 19, 2018 between Forum Energy Technologies, Inc. and C. Christopher Gaut (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K/A, filed on December 21, 2018).

10.16*#
Severance Agreement dated as of September 1, 2018 between Forum Energy Technologies, Inc. and D. Lyle Williams (Incorporate herein by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-K, filed on February 28, 2019).

10.17*#	Form of Restricted Stock Unit Agreement (Employees and Consultants - Group 2) (incorporated herein by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q, filed on May 2, 2017).

10.18*#	Form of Nonstatutory Stock Option Agreement (Employees and Consultants) (incorporated herein by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q, filed on May 2, 2017).

10.19*#	Amended and Restated Employee Stock Purchase Plan, dated as of July 1, 2017 (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed on August 1, 2017).

10.20*#	Form of Restricted Stock Unit Agreement (Directors) (incorporated herein by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q, filed on May 2, 2018).

10.21*#	Form of Restricted Stock Unit Agreement (Employees and Consultants - Group 2) (incorporated herein by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q, filed on May 2, 2018).

10.22*#	Form of Nonstatutory Stock Option Agreement (Employees and Consultants) (incorporated herein by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q, filed on May 2, 2018).

10.23*#	Form of Restricted Stock Unit Agreement (Directors) (incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, filed on May 1, 2019).

10.24*#	Form of Restricted Stock Unit Agreement (Employees and Consultants - Group 1) (incorporated herein by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q, filed on May 1, 2019).

10.25*#	Form of Restricted Stock Unit Agreement (Employees and Consultants - Group 2) (incorporated herein by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q, filed on May 1, 2019).

10.26*#	Form of Performance Share Award Agreement (Employees and Consultants) (incorporated herein by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q, filed on May 1, 2019).

10.27*#	Form of Cash Award Agreement (Employees and Consultants) (incorporated herein by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q, filed on May 1, 2019).

10.28*#
Severance Agreement dated as of February 15, 2019 between Forum Energy Technologies, Inc. and John C. Ivascu (incorporated herein by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q, filed on May 1, 2019).

10.29*
Amendment No. 2 to the Registration Rights Agreement, dated as of August 25, 2017, by and among Forum Energy Technologies and the other parties thereto (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on August 28, 2017).

10.30*
Registration Rights Agreement, dated as of October 2, 2017, by and between Forum Energy Technologies, Inc. and Q-GT (V) Investment Partners, LLC (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on October 3, 2017).

10.31*
Third Amended and Restated Credit Agreement, dated as of October 30, 2017, by and among Forum Energy Technologies, Inc., Forum Canada ULC, Wells Fargo Bank, National Association, as administrative agent, and the lenders party thereto (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on November 2, 2017).

10.32*
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

10.33*#	Form of Restricted Stock Unit Agreement (Gaut) (incorporated herein by reference to Exhibit 10.50 to the Company’s annual Report on Form 10-K, filed on February 28, 2019).

10.34*#	Form of Performance Share Award Agreement (Gaut) (incorporated herein by reference to Exhibit 10.51 to the Company’s Annual Report on Form 10-K, filed Februray 28, 2019).

10.35*#	Form of Restricted Stock Unit Agreement (Employees and Consultants) (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10.Q, filed on May 8, 2020).

10.36*#	Form of Performance Share Award Agreement (Employees and Consultants) (incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, filed on May 8, 2020).

10.37*#
Form of Stock Appreciation Right Agreement (Employees and Consultants - Group 1) (incorporated herein by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q, filed on May 8, 2020).

10.38*#
Form of Stock Appreciation Right Agreement (Employees and Consultants - Group 2) (incorporated herein by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q, filed on May 8, 2020).

10.39*
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

10.40*
Forum Energy Technologies, Inc. Second Amended and Restated 2016 Stock and Incentive Plan (incorporated by reference to Appendix B to the Company’s Proxy Statement on Schedule 14A filed on April 2, 2020).

10.41*
Registration Rights Agreement, dated as of August 4, 2020, among the Company and holders of New Notes party thereto. (incorporated by referenced to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on August 5, 2020).

10.42*#
Form of Form of Performance Restricted Stock Unit Agreement (Employees and Consultants). Restricted Stock Unit Agreement (Employees and Consultants) (incorporated herein by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q, filed on November 6, 2020).

10.43*#
Form of Special Performance Restricted Stock Unit Agreement (Employees and Consultants) (incorporated herein by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q, filed on November 6, 2020).

10.44*#
Form of Special Performance Restricted Stock Unit Agreement (Employees and Consultants) (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed on May 7, 2021).

10.45*#
Form of 2021 Performance Restricted Stock Unit Agreement (Chief Executive Officer) (incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, filed on May 7, 2021).

10.46*#	Form of 2021 Performance Phantom Unit Agreement (Executive Management).(incorporated herein by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q, filed on May 7, 2021).

10.47*#	Form of 2021 Restricted Stock Unit Agreement (Executive Management) (incorporated herein by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q, filed on May 7, 2021)

10.48*
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

FORUM ENERGY TECHNOLOGIES, INC.
	By:	/s/ D. Lyle Williams, Jr.
March 4, 2022		D. Lyle Williams, Jr.
Executive Vice President and Chief Financial Officer
(As Duly Authorized Officer and Principal Financial Officer)

March 4, 2022	By:	/s/ John McElroy
John McElroy
Vice President and Chief Accounting Officer
(As Duly Authorized Officer and Principal Accounting Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Neal Lux	President and Chief Executive Officer (Principal Executive Officer)	March 4, 2022
Neal Lux

/s/ D. Lyle Williams, Jr.	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 4, 2022
D. Lyle Williams, Jr.

/s/ John McElroy	Vice President and Chief Accounting Officer (Principal Accounting Officer)	March 4, 2022
John McElroy

/s/ C. Cristopher Gaut	Chairman of the Board	March 4, 2022
C. Cristopher Gaut

/s/ Evelyn M. Angelle	Director	March 4, 2022
Evelyn M. Angelle

/s/ John A. Carrig	Director	March 4, 2022
John A. Carrig

/s/ Michael McShane	Director	March 4, 2022
Michael McShane

/s/ Louis A. Raspino	Director	March 4, 2022
Louis A. Raspino

/s/ Emily Reichert, Ph.D.	Director	March 4, 2022
Emily Reichert, Ph.D.

/s/ Paul E. Rowsey III	Director	March 4, 2022
Paul E. Rowsey III

/s/ John Schmitz	Director	March 4, 2022
John Schmitz