Form 10-Q
period 2022-03-31
FORUM ENERGY TECHNOLOGIES, INC.
filed 2022-05-06
CIK 1401257

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________________
FORM 10-Q
___________________________________

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of May 2, 2022 there were 5,720,957 common shares outstanding.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements

Forum Energy Technologies, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Loss
(Unaudited)

	Three Months Ended March 31,
(in thousands, except per share information)	2022	2021
Revenue	$155,174	$114,517
Cost of sales	116,555	88,332
Gross profit	38,619	26,185
Operating expenses
Selling, general and administrative expenses	44,305	41,474
Loss (gain) on disposal of assets and other	22	(909)
Total operating expenses	44,327	40,565
Operating loss	(5,708)	(14,380)
Other expense (income)
Interest expense	7,624	9,162
Foreign exchange and other losses (gains), net	(5,986)	3,470
Loss on extinguishment of debt	—	933
Total other expense	1,638	13,565
Loss before income taxes	(7,346)	(27,945)
Income tax expense	1,853	1,718
Net loss	(9,199)	(29,663)

Weighted average shares outstanding
Basic	5,683	5,613
Diluted	5,683	5,613
Loss per share
Basic	$(1.62)	$(5.28)
Diluted	(1.62)	(5.28)

Other comprehensive income (loss), net of tax:
Net loss	(9,199)	(29,663)
Change in foreign currency translation, net of tax of $0	(6,992)	3,152
Gain on pension liability	30	77
Comprehensive loss	$(16,161)	$(26,434)
The accompanying notes are an integral part of these condensed consolidated financial statements.

Forum Energy Technologies, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)

(in thousands, except share information)	March 31, 2022	December 31, 2021
Assets
Current assets
Cash and cash equivalents	$20,602	$46,858
Accounts receivable—trade, net of allowances of $9,965 and $11,114	132,211	123,903
Inventories, net	263,779	241,740
Prepaid expenses and other current assets	23,417	23,702
Accrued revenue	1,240	2,245
Costs and estimated profits in excess of billings	15,020	8,285
Total current assets	456,269	446,733
Property and equipment, net of accumulated depreciation	91,162	94,005
Operating lease assets	24,733	25,431
Deferred financing costs, net	1,404	1,484
Intangible assets, net	210,874	217,405
Deferred income taxes, net	460	203
Other long-term assets	6,027	6,075
Total assets	$790,929	$791,336
Liabilities and equity
Current liabilities
Current portion of long-term debt	$751	$860
Accounts payable—trade	115,177	99,379
Accrued liabilities	62,426	58,436
Deferred revenue	7,904	7,276
Billings in excess of costs and profits recognized	5,851	9,705
Total current liabilities	192,109	175,656
Long-term debt, net of current portion	233,742	232,370
Deferred income taxes, net	1,188	834
Operating lease liabilities	32,763	34,745
Other long-term liabilities	16,371	18,605
Total liabilities	476,173	462,210
Commitments and contingencies
Equity
Common stock, $0.01 par value, 14,800,000 shares authorized, 6,188,106 and 6,100,886 shares issued	62	61
Additional paid-in capital	1,251,752	1,249,962
Treasury stock at cost, 467,153 shares	(135,562)	(135,562)
Retained deficit	(693,506)	(684,307)
Accumulated other comprehensive loss	(107,990)	(101,028)
Total equity	314,756	329,126
Total liabilities and equity	$790,929	$791,336
The accompanying notes are an integral part of these condensed consolidated financial statements.

Forum Energy Technologies, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
(in thousands)	2022	2021
Cash flows from operating activities
Net loss	$(9,199)	$(29,663)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	3,423	4,953
Amortization of intangible assets	6,218	6,357
Inventory write down	194	1,410
Stock-based compensation expense	2,151	1,896
Loss on extinguishment of debt	—	933
Deferred income taxes	(266)	265
Noncash losses and other, net	2,283	2,065
Changes in operating assets and liabilities
Accounts receivable—trade	(9,168)	(8,999)
Inventories	(23,031)	13,726
Prepaid expenses and other assets	1,298	(2,458)
Cost and estimated profit in excess of billings	(6,871)	(281)
Accounts payable, deferred revenue and other accrued liabilities	11,851	7,692
Billings in excess of costs and estimated profits earned	(3,758)	766
Net cash used in operating activities	$(24,875)	$(1,338)
Cash flows from investing activities
Capital expenditures for property and equipment	(860)	(389)
Proceeds from sale of property and equipment	118	1,499
Net cash provided by (used in) investing activities	$(742)	$1,110
Cash flows from financing activities
Borrowings on revolving Credit Facility	95,883	—
Repayments on revolving Credit Facility	(95,883)	(13,126)
Cash paid to repurchase 2025 Notes	—	(13,711)
Payment of capital lease obligations	(239)	(482)
Repurchases of stock	(360)	(139)
Net cash used in financing activities	$(599)	$(27,458)

Effect of exchange rate changes on cash	(40)	(121)

Net decrease in cash, cash equivalents and restricted cash	(26,256)	(27,807)
Cash, cash equivalents and restricted cash at beginning of period	46,858	128,617
Cash, cash equivalents and restricted cash at end of period	$20,602	$100,810

Noncash activities
Operating lease right of use assets obtained in exchange for lease obligations	1,320	284
Finance lease right of use assets obtained in exchange for lease obligations	100	47
The accompanying notes are an integral part of these condensed consolidated financial statements.

Forum Energy Technologies, Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited)

Three Months Ended March 31, 2022
(in thousands)	Common stock	Additional paid-in capital	Treasury stock	Retained deficit	Accumulated other comprehensive income / (loss)	Total equity
Balance at December 31, 2021	$61	$1,249,962	$(135,562)	$(684,307)	$(101,028)	$329,126
Stock-based compensation expense	—	2,151	—	—	—	2,151
Restricted stock issuance, net of forfeitures	1	(361)	—	—	—	(360)
Currency translation adjustment	—	—	—	—	(6,992)	(6,992)
Change in pension liability	—	—	—	—	30	30
Net loss	—	—	—	(9,199)	—	(9,199)
Balance at March 31, 2022	$62	$1,251,752	$(135,562)	$(693,506)	$(107,990)	$314,756
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
In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for the fair statement of the Company’s financial position, results of operations and cash flows have been included. Operating results for the three months ended March 31, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022 or any other interim period.
These interim financial statements are unaudited and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete consolidated financial statements and should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2021, which are included in the Company’s 2021 Annual Report on Form 10-K filed with the SEC on March 4, 2022.
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
Accounting Standards Adopted in 2022
Convertible Debt. In August 2020, the FASB issued ASU No. 2020-06 Accounting for Convertible Instruments and Contracts in an Entity's Own Equity. This update reduces the number of accounting models for convertible debt instruments resulting in fewer embedded conversion features being separately recognized from the host contract as compared with current GAAP. In addition, this update also makes targeted changes to the disclosures for convertible instruments and earnings-per-share guidance. We adopted this new standard as of January 1, 2022. The adoption of this new standard did not have a material impact on our unaudited condensed consolidated financial statements.
3. Revenue
Revenue is recognized when control of the promised goods or services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to receive in exchange for those goods or services. For a detailed discussion of our revenue recognition policies, refer to the Company’s 2021 Annual Report on Form 10-K.
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
The following table reflects the changes in our contract assets and contract liabilities balances for the three months ended March 31, 2022 (in thousands):

	March 31, 2022	December 31, 2021	Increase / (Decrease)
			$	%
Accrued revenue	$1,240	$2,245
Costs and estimated profits in excess of billings	15,020	8,285
Contract assets	$16,260	$10,530	$5,730	54%

Deferred revenue	$7,904	$7,276
Billings in excess of costs and profits recognized	5,851	9,705
Contract liabilities	$13,755	$16,981	$(3,226)	(19)%
During the three months ended March 31, 2022, our contract assets increased by $5.7 million due to increasing project activity for process oil treatment equipment in our Production Equipment product line and our contract liabilities decreased by $3.2 million primarily due to lower customer advance payments for projects in our Subsea product line.
During the three months ended March 31, 2022, we recognized $10.8 million of revenue that was included in the contract liability balance at the beginning of the period.
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

Forum Energy Technologies, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
5. Inventories
Our significant components of inventory at March 31, 2022 and December 31, 2021 were as follows (in thousands):

	March 31, 2022	December 31, 2021
Raw materials and parts	$103,917	$97,053
Work in process	30,045	24,618
Finished goods	189,523	182,954
Gross inventories	323,485	304,625
Inventory reserve	(59,706)	(62,885)
Inventories	$263,779	$241,740

6. Intangible Assets
Intangible assets consisted of the following as of March 31, 2022 and December 31, 2021, respectively (in thousands):

	March 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Intangibles	Amortization Period (In Years)
Customer relationships	$268,946	$(137,072)	$131,874	10 - 15
Patents and technology	89,213	(31,129)	58,084	5 - 19
Non-compete agreements	190	(181)	9	2 - 6
Trade names	43,027	(25,682)	17,345	7 - 19
Trademarks	5,089	(1,527)	3,562	15
Intangible Assets Total	$406,465	$(195,591)	$210,874

	December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Intangibles	Amortization Period (In Years)
Customer relationships	$269,589	$(133,451)	$136,138	10 - 15
Patents and technology	89,449	(29,785)	59,664	5 - 19
Non-compete agreements	191	(173)	18	2 - 6
Trade names	43,125	(25,187)	17,938	7 - 19
Trademarks	5,089	(1,442)	3,647	15
Intangible Assets Total	$407,443	$(190,038)	$217,405

Forum Energy Technologies, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
7. Debt
Notes payable and lines of credit as of March 31, 2022 and December 31, 2021 consisted of the following (in thousands):

	March 31, 2022	December 31, 2021
2025 Notes	256,970	256,970
Unamortized debt discount	(18,909)	(20,035)
Debt issuance cost	(4,641)	(4,918)
Credit Facility	—	—
Other debt	1,073	1,213
Total debt	234,493	233,230
Less: current maturities	(751)	(860)
Long-term debt	$233,742	$232,370
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
The 2025 Notes pay interest at the rate of 9.00%, of which 6.25% is payable in cash and 2.75% is payable in cash or additional notes, at the Company’s option. The 2025 Notes are secured by a first lien on substantially all of the Company’s assets, except for Credit Facility priority collateral, which secures the 2025 Notes on a second lien basis. As of March 31, 2022, approximately $116.0 million principal amount of the 2025 Notes is mandatorily convertible into shares of our common stock at a conversion rate of 37.0370 shares per $1,000 principal amount of 2025 Notes converted, equivalent to a conversion price of $27.00 per share, subject, however, to the condition that the average of the daily trading prices for the common stock over the preceding 20-trading day period is at least $30.00 per share. Holders of the 2025 Notes also have optional conversion rights in the event that the Company elects to redeem the 2025 Notes in cash and at the final maturity of the new notes. Any interest that the Company elects to pay in additional notes is also subject to the mandatory and optional conversion rights.
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
Availability under the Credit Facility is subject to a borrowing base calculated by reference to eligible accounts receivable in the U.S., Canada and certain other jurisdictions (subject to a cap) and eligible inventory in the U.S. and Canada. Such eligible accounts receivable and eligible inventory serve as priority collateral for the Credit

Forum Energy Technologies, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Facility, which is also secured on a second lien basis by substantially all of the Company's other assets. The amount of eligible inventory included in the borrowing base is restricted to the lesser of $127.0 million (subject to a quarterly reduction of $0.5 million) and 80.0% of the total borrowing base. Our borrowing capacity under the Credit Facility could be reduced or eliminated, depending on future fluctuations in our receivables and inventory. As of March 31, 2022, our total borrowing base was $158.8 million, of which no amounts were drawn and $17.6 million was used for security of outstanding letters of credit, resulting in remaining availability of $141.2 million.
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
Letters of Credit and Guarantees
We execute letters of credit in the normal course of business to secure the delivery of product from specific vendors and also to guarantee our fulfillment of performance obligations relating to certain large contracts. We had $17.6 million and $18.7 million in total outstanding letters of credit as of March 31, 2022 and December 31, 2021, respectively.
8. Income Taxes
For interim periods, our income tax expense or benefit is computed based on our estimated annual effective tax rate and any discrete items that impact the interim periods. For the three months ended March 31, 2022 and March 31, 2021, we recorded tax expense of $1.9 million and $1.7 million, respectively. The estimated annual effective tax rates for the three months ended March 31, 2022 and 2021 were impacted by losses in jurisdictions where the recording of a tax benefit is not available. Furthermore, the tax expense or benefit recorded can vary from period to period depending on the Company’s relative mix of earnings and losses by jurisdiction.
We have deferred tax assets related to net operating loss and other tax carryforwards in the U.S. and in certain states and foreign jurisdictions. We recognize deferred tax assets to the extent that we believe these assets are more likely than not to be realized. In making such a determination, we consider all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning and recent operating results. As of March 31, 2022, we do not anticipate being able to fully utilize all of the losses prior to their expiration in the following jurisdictions: the U.S., the U.K., Germany, Singapore, China and

Forum Energy Technologies, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Saudi Arabia. As a result, we have certain valuation allowances against our deferred tax assets as of March 31, 2022.
9. Fair Value Measurements
The Company had no borrowings outstanding under the Credit Facility as of March 31, 2022 and December 31, 2021. The Credit Facility incurs interest at a variable interest rate, and therefore, the carrying amount approximates fair value. The fair value of the debt is classified as a Level 2 measurement because interest rates charged are similar to other financial instruments with similar terms and maturities.
The fair value of our 2025 Notes is estimated using Level 2 inputs in the fair value hierarchy and is based on quoted prices for those or similar instruments. At March 31, 2022, the fair value and the carrying value of our 2025 Notes approximated $250.5 million and $233.4 million, respectively. At December 31, 2021, the fair value and the carrying value of our 2025 Notes approximated $225.0 million and $232.0 million, respectively.
There were no other significant outstanding financial instruments as of March 31, 2022 and December 31, 2021 that required measuring the amounts at fair value on a recurring basis. We did not change our valuation techniques associated with recurring fair value measurements from prior periods, and there were no transfers between levels of the fair value hierarchy during the three months ended March 31, 2022.
10. Business Segments
The Company reports results of operations in the following three reporting segments: Drilling & Downhole, Completions and Production. The amounts indicated below as “Corporate” relate to costs and assets not allocated to the reportable segments. Summary financial data by segment follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Revenue:
Drilling & Downhole	71,260	48,656
Completions	52,542	37,843
Production	31,505	28,031
Eliminations	(133)	(13)
Total revenue	$155,174	$114,517

Operating income (loss):
Drilling & Downhole	$5,986	$(4,506)
Completions	(715)	68
Production	(1,752)	(3,841)
Corporate	(9,205)	(7,010)
Segment operating loss	(5,686)	(15,289)
Loss (gain) on disposal of assets and other	22	(909)
Operating loss	$(5,708)	$(14,380)

Forum Energy Technologies, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
A summary of consolidated assets by reportable segment is as follows (in thousands):

	March 31, 2022	December 31, 2021
Drilling & Downhole	$313,151	$313,493
Completions	365,450	351,908
Production	88,011	83,150
Corporate	24,317	42,785
Total assets	$790,929	$791,336
Corporate assets primarily include cash and certain prepaid assets.
The following table presents our revenues disaggregated by product line (in thousands):

	Three Months Ended March 31,
	2022	2021
Drilling Technologies	$29,235	$18,520
Downhole Technologies	19,564	15,093
Subsea Technologies	22,461	15,043
Stimulation and Intervention	30,159	18,702
Coiled Tubing	22,383	19,141
Production Equipment	15,167	14,394
Valve Solutions	16,338	13,637
Eliminations	(133)	(13)
Total revenue	$155,174	$114,517
The following table presents our revenues disaggregated by geography (in thousands):

	Three Months Ended March 31,
	2022	2021
United States	$97,232	$68,314
Canada	11,389	8,961
Europe & Africa	15,377	12,664
Middle East	11,153	10,341
Asia-Pacific	9,059	8,880
Latin America	10,964	5,357
Total Revenue	$155,174	$114,517

11. Commitments and Contingencies
In the ordinary course of business, the Company is, and in the future could be, involved in various pending or threatened legal actions, some of which may or may not be covered by insurance. Management reviewed such pending judicial and legal proceedings, the reasonably anticipated costs and expenses in connection with such proceedings, and the availability and limits of insurance coverage, and has established reserves that are believed to be appropriate in light of those outcomes that are believed to be probable and can be estimated. The reserves accrued at March 31, 2022 and December 31, 2021, respectively, are immaterial. In the opinion of management, the Company’s ultimate liability, if any, with respect to these actions is not expected to have a material adverse effect on the Company’s financial position, results of operations or cash flows.

Forum Energy Technologies, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
For further disclosure regarding certain litigation matters, refer to Note 13 of the notes to the consolidated financial statements included in Item 8 of the Company’s 2021 Annual Report on Form 10-K filed with the SEC on March 4, 2022. There have been no material changes related to these matters during the three months ended March 31, 2022.
12. Loss Per Share
The calculation of basic and diluted earnings per share for each period presented was as follows (dollars and shares in thousands, except per share amounts):

	Three Months Ended March 31,
	2022	2021
Net loss	(9,199)	(29,663)

Basic - weighted average shares outstanding	5,683	5,613
Dilutive effect of stock options and restricted stock	—	—
Dilutive effect of convertible notes due 2025	—	—
Diluted - weighted average shares outstanding	5,683	5,613

Loss per share
Basic	$(1.62)	$(5.28)
Diluted	$(1.62)	$(5.28)
For all periods presented, we excluded all potentially dilutive restricted shares, stock options and the assumed conversion of the 2025 Notes in calculating diluted earnings per share as the effect was anti-dilutive due to net losses incurred for these periods.
13. Stockholders' Equity
Stock-based compensation
During the three months ended March 31, 2022, the Company granted 101,111 restricted stock units to employees that vest ratably over three years.
Liability-classified awards
During the three months ended March 31, 2022, the Company granted 101,111 cash-settled contingent restricted stock units to employees that vest ratably over three years dependent upon achieving a minimum stock price of $23.68 for 20 trading days during each performance period.
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
All forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q. We disclaim any obligation to update or revise these statements unless required by law, and you should not place undue reliance on these forward-looking statements. Although we believe that our plans, intentions and expectations reflected in or suggested by the forward-looking statements we make in this Quarterly Report on Form 10-Q are reasonable, we can give no assurance that these plans, intentions or expectations will be achieved. We disclose important factors that could cause our actual results to differ materially from our expectations in “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K filed with the SEC on March 4, 2022, and elsewhere in this Quarterly Report on Form 10-Q. These cautionary statements qualify all forward-looking statements attributable to us or persons acting on our behalf.
Overview
We are a global company serving the oil, natural gas, industrial and renewable energy industries. FET provides value added solutions aimed at improving the safety, efficiency and environmental impact of our customers' operations. We are an environmentally and socially responsible company headquartered in Houston, Texas with manufacturing, distribution and service facilities strategically located throughout the world. Our products include highly engineered capital equipment as well as consumable products. These consumable products are used in drilling, well construction and completions activities, within the supporting infrastructure, and at processing centers and refineries. Our engineered capital products are directed at drilling rig equipment for new rigs, upgrades and refurbishment projects, subsea construction and development projects, pressure pumping equipment, the placement of production equipment on new producing wells, downstream capital projects and capital equipment for renewable energy projects. For the three months ended March 31, 2022, approximately 76% of our revenue was derived from consumable products and activity-based equipment, while the balance was primarily derived from capital products with a small amount from rental and other services.
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
We expect that the world's long-term energy demand will continue to rise. We also expect hydrocarbons will continue to play a vital role in meeting the world's long-term energy needs while renewable energy sources continue to develop. As such, we remain focused on serving our customers in both oil and natural gas as well as renewable energy applications. We are also continuing to develop products to help oil and natural gas operators lower their current emissions while also deploying our existing product technologies in renewable energy applications and seeking to develop innovative equipment.
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
In 2021, distribution of vaccines and reopening of certain economies led to an increase in demand for oil and natural gas following the unprecedented decline in demand that resulted from the COVID-19 pandemic. At the same time, the supply of oil and natural gas was impacted by ongoing capacity constraints by OPEC+ and North American exploration and production companies. As a result of these supply and demand factors, commodity prices increased substantially in 2021. During the first quarter of 2022, the supply of oil and natural gas was further impacted by political and social responses to the Russia and Ukraine war resulting in further increases in energy prices, especially in Europe. In addition, ongoing COVID-19 related shutdowns in China and worldwide labor constraints continue to cause disruptions in global supply chains, which have led to inflationary pressures for certain goods and services.
Our revenues are highly correlated to the U.S. drilling rig count, which has increased to 670 rigs as of the end of the first quarter 2022 from a low of 244 rigs in August 2020. The level of active hydraulic fracturing fleets has also increased substantially in order to meet increasing oil demand. Despite these improvements, drilling and completions activity remains below pre-pandemic levels. In addition, publicly owned exploration and production companies in North America remain under pressure by investors to generate positive cash flows and constrain capital expenditures. In contrast, privately owned exploration and production companies in North America have increased their drilling and completions activity in response to the higher oil and natural gas price environment.
Activity levels have also increased in international markets, as well as in global offshore and subsea activity. As a result, demand for our drilling and subsea equipment offerings has increased due to an improved outlook for our international drilling and subsea customers.
The table below shows average crude oil and natural gas prices for West Texas Intermediate crude oil (“WTI”), United Kingdom Brent crude oil (“Brent”), and Henry Hub natural gas:

	Three Months Ended
	March 31,	December 31,	March 31,
	2022	2021	2021
Average global oil, $/bbl
West Texas Intermediate	$95.18	$77.33	$58.09
United Kingdom Brent	$100.87	$79.61	$61.04

Average North American Natural Gas, $/Mcf
Henry Hub	$4.67	$4.75	$3.50
The price of oil has varied dramatically over the last several years. The spot prices for WTI and Brent fell from $61.14 and $67.77 per barrel, respectively, as of December 31, 2019 to lows below $15.00 per barrel in April 2020. Since that time, oil prices have rebounded to an average of $95.18 and $100.87 for WTI and Brent, respectively, in the first quarter of 2022. In addition, natural gas prices have increased more than 30% comparing the first quarter 2022 to the first quarter 2021.

The table below shows the average number of active drilling rigs, based on the weekly Baker Hughes Incorporated rig count, operating by geographic area and drilling for different purposes.

	Three Months Ended
	March 31,	December 31,	March 31,
	2022	2021	2021
Active Rigs by Location
United States	633	559	393
Canada	198	160	145
International	823	817	698
Global Active Rigs	1,654	1,536	1,236

Land vs. Offshore Rigs
Land	1,446	1,337	1,052
Offshore	208	199	184
Global Active Rigs	1,654	1,536	1,236

U.S. Commodity Target
Oil/Gas	510	457	302
Gas	122	102	90
Unclassified	1	—	1
Total U.S. Active Rigs	633	559	393

U.S. Well Path
Horizontal	575	502	353
Vertical	24	26	22
Directional	34	31	18
Total U.S. Active Rigs	633	559	393
A substantial portion of our revenue is impacted by the level of rig activity and the number of wells completed. The average U.S. rig count for the first quarter 2022 was 13% and 61% higher compared to the fourth quarter of 2021 and first quarter of 2021, respectively. The U.S. rig count started 2020 at 805 working rigs and fell 70% to a low of 244 rigs in August 2020. Since that time, the number of active rigs has partially recovered, ending the first quarter 2022 at 670 rigs. Despite this improvement, the U.S. drilling rig count remains below pre-pandemic levels.
The table below shows the amount of total inbound orders by segment:

(in millions of dollars)	Three Months Ended
	March 31,	December 31,	March 31,
	2022	2021	2021
Drilling & Downhole	$70.9	$60.8	$57.9
Completions	53.7	52.8	47.2
Production	40.4	46.1	32.9
Total Orders	$165.0	$159.7	$138.0

Results of operations
Three months ended March 31, 2022 compared with three months ended March 31, 2021

	Three Months Ended March 31,		Change
(in thousands of dollars, except per share information)	2022	2021	$	%
Revenue:
Drilling & Downhole	$71,260	$48,656	$22,604	46.5%
Completions	52,542	37,843	14,699	38.8%
Production	31,505	28,031	3,474	12.4%
Eliminations	(133)	(13)	(120)	*
Total revenue	155,174	114,517	40,657	35.5%
Operating income (loss):
Drilling & Downhole	$5,986	$(4,506)	$10,492	232.8%
Operating margin %	8.4%	(9.3)%
Completions	(715)	68	(783)	(1,151.5)%
Operating margin %	(1.4)%	0.2%
Production	(1,752)	(3,841)	2,089	54.4%
Operating margin %	(5.6)%	(13.7)%
Corporate	(9,205)	(7,010)	(2,195)	(31.3)%
Total segment operating loss	(5,686)	(15,289)	9,603	62.8%
Operating margin %	(3.7)%	(13.4)%
Loss (gain) on disposal of assets and other	22	(909)	931	*
Operating loss	(5,708)	(14,380)	8,672	60.3%
Interest expense	7,624	9,162	(1,538)	(16.8)%
Foreign exchange losses (gains) and other, net	(5,986)	3,470	(9,456)	*
Loss on extinguishment of debt	—	933	(933)	*
Total other expense	1,638	13,565	(11,927)	(87.9)%
Loss before income taxes	(7,346)	(27,945)	20,599	73.7%
Income tax expense	1,853	1,718	135	7.9%
Net loss	$(9,199)	$(29,663)	$20,464	69.0%

Weighted average shares outstanding
Basic	5,683	5,613
Diluted	5,683	5,613
Loss per share
Basic	$(1.62)	$(5.28)
Diluted	$(1.62)	$(5.28)
* not meaningful

Revenue
Our revenue for the three months ended March 31, 2022 was $155.2 million, an increase of $40.7 million, or 35.5%, compared to the three months ended March 31, 2021. For the three months ended March 31, 2022, our Drilling & Downhole, Completions, and Production segments comprised 45.9%, 33.8%, and 20.3% of our total revenue, respectively, which compared to 42.5%, 33.0%, and 24.5% of our total revenue, respectively, for the three months ended March 31, 2021. The overall increase in revenue is primarily related to higher sales volumes due to higher drilling and completions activity levels in the first quarter 2022 compared to the first quarter 2021. The changes in revenue by operating segment consisted of the following:
Drilling & Downhole segment — Revenue was $71.3 million for the three months ended March 31, 2022, an increase of $22.6 million, or 46.5%, compared to the three months ended March 31, 2021. This increase was led by a $10.7 million, or 57.9%, increase in revenue for our Drilling Technologies product line due to higher sales volumes of consumable products and capital equipment from the 34% year-over-year increase in global rig count. Revenue for our Subsea Technologies product line increased by $7.4 million, or 49.3%, due to higher sales of ROVs and related support systems into international markets. Revenue for our Downhole Technologies product line increased by $4.5 million, or 29.6%, primarily due to higher sales volumes of artificial lift products due to the increase in the number of well completions and workover activity in the first quarter 2022 compared to the first quarter 2021.
Completions segment — Revenue was $52.5 million for the three months ended March 31, 2022, an increase of $14.7 million, or 38.8%, compared to the three months ended March 31, 2021. This significant improvement includes a revenue increase of $11.5 million, or 61.3%, for our Stimulation & Intervention product line primarily due to higher capital equipment sales to pressure pumping customers to support increasing demand for hydraulic fracturing services. Revenue for our Coiled Tubing product line increased by $3.2 million, or 16.9%, driven by increasing U.S. hydraulic fracturing activity levels in the first quarter 2022 compared to the first quarter 2021.
Production segment — Revenue was $31.5 million for the three months ended March 31, 2022, an increase of $3.5 million, or 12.4%, compared to the three months ended March 31, 2021. This increase includes a $2.7 million, or 19.8%, increase in sales of our valve products, primarily due to higher sales volumes into the North America downstream market, and a $0.8 million, or 5.4%, increase in revenue for our Production Equipment product line from higher sales volumes of surface production equipment for new producing wells.
Segment operating income (loss) and segment operating margin percentage
Segment operating loss for the three months ended March 31, 2022 was $5.7 million, a $9.6 million improvement compared to a loss of $15.3 million for the three months ended March 31, 2021. For the three months ended March 31, 2022, segment operating margin percentage was (3.7)% compared to (13.4)% for the three months ended March 31, 2021. Segment operating margin percentage is calculated by dividing segment operating income (loss) by revenue for the period. The change in operating income (loss) for each segment is explained as follows:
Drilling & Downhole segment — Segment operating income was $6.0 million, or 8.4%, for the three months ended March 31, 2022 compared to a loss of $4.5 million, or (9.3)%, for the three months ended March 31, 2021. The $10.5 million improvement in segment operating results is primarily attributable to higher gross profit from the 46.5% increase in segment revenues. In addition, segment operating income increased due to a $2.8 reduction in inventory write-downs.
Completions segment — Segment operating loss was $0.7 million, or (1.4)%, for the three months ended March 31, 2022 compared to segment operating income of $0.1 million, or 0.2%, for the three months ended March 31, 2021. Results were flat year-over-year as higher gross profit from the 38.8% increase in revenues discussed above was offset by increases in raw material, freight, and employee related costs.
Production segment — Segment operating loss was $1.8 million, or (5.6)%, for the three months ended March 31, 2022 compared to a loss of $3.8 million, or (13.7)%, for the three months ended March 31, 2021. The $2.1 million improvement in segment operating results was driven by the 12.4% increase in revenues discussed above as well as lower compensation, depreciation and other facility costs in connection with cost reductions implemented in 2021. These improvements were partially offset by higher freight and material costs as a result of inflationary pressures from global supply chains.
Corporate — Selling, general and administrative expenses for Corporate were $9.2 million for the three months ended March 31, 2022, a $2.2 million increase compared to the three months ended March 31, 2021. This increase was primarily related to a $2.7 million charge recognized in the three months ended March 31, 2022 related to a modification of long-term incentive awards associated with the recent executive leadership transition. Corporate costs include, among other items, payroll related costs for management, administration, finance, legal, and human resources personnel; professional fees for legal, accounting and related services; and marketing costs.

Other items not included in segment operating loss
Loss (gain) on the disposal of assets and other is not included in segment operating loss, but is included in total operating loss.
Other income and expense
Other income and expense includes interest expense, foreign exchange losses (gains) and other, and loss (gain) on extinguishment of debt. We incurred $7.6 million of interest expense during the three months ended March 31, 2022, a decrease of $1.5 million compared to the three months ended March 31, 2021 due to lower debt balances outstanding in the three months ended March 31, 2022 compared to the three months outstanding March 31, 2021.
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
Taxes
We recorded tax expense of $1.9 million and $1.7 million for the three months ended March 31, 2022 and March 31, 2021, respectively. The estimated annual effective tax rates for the three months ended March 31, 2022 and 2021 were impacted by losses in jurisdictions where the recording of a tax benefit is not available. Furthermore, the tax expense or benefit recorded can vary from period to period depending on the Company’s relative mix of earnings and losses by jurisdiction.

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
As of March 31, 2022, we had $257.0 million principal amount of 2025 Notes outstanding and no borrowings outstanding under our revolving Credit Facility. The 2025 Notes mature in August 2025 and the Credit Facility matures in September 2026. See Note 7 Debt for further details related to the terms for our 2025 Notes and Credit Facility.
As of March 31, 2022, we had cash and cash equivalents of $20.6 million and $141.2 million of availability under the Credit Facility. We anticipate that our future working capital requirements for our operations will fluctuate directionally with revenues. Furthermore, availability under the Credit Facility will fluctuate directionally based on the level of our eligible accounts receivable and inventory subject to applicable sublimits. In addition, we expect total 2022 capital expenditures to be less than $10.0 million, consisting of, among other items, replacing end of life machinery and equipment.
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
In November 2021, our board of directors approved a program for the repurchase of outstanding shares of our common stock with an aggregate purchase amount of up to $10.0 million. Shares may be repurchased under the program from time to time, in amounts and at prices that the company deems appropriate, subject to market and business conditions, applicable legal requirements and other considerations. To date, we have repurchased approximately 56,000 shares of our common stock for aggregate consideration of approximately $1.1 million. Remaining authorization under this program is $8.9 million.
In the fourth quarter of 2021, we completed the acquisition of Hawker for total cash consideration of $5.1 million, of which, $3.4 million was paid in the fourth quarter of 2021 with the balance expected to be paid over the next five years. For additional information, see Note 4 Acquisitions. We may pursue other acquisitions in the future, which may be funded with cash and/or equity. Our ability to make significant acquisitions for cash may require us to pursue additional equity or debt financing, which we may not be able to obtain on terms acceptable to us or at all.
Our cash flows for the three months ended March 31, 2022 and 2021 are presented below (in millions):

	Three Months Ended March 31,
	2022	2021
Net cash used in operating activities	$(24.9)	$(1.3)
Net cash provided by (used in) investing activities	(0.7)	1.1
Net cash used in financing activities	(0.6)	(27.5)
Effect of exchange rate changes on cash	(0.1)	(0.1)
Net decrease in cash, cash equivalents and restricted cash	$(26.3)	$(27.8)

Net cash used in operating activities
Net cash used in operating activities was $24.9 million and $1.3 million for the three months ended March 31, 2022 and March 31, 2021, respectively. This decline in operating cash flows is primarily attributable to net increases in working capital, primarily inventory and accounts receivable, which used cash of $29.7 million for the three months ended March 31, 2022 compared to providing cash of $10.4 million for the three months ended March 31, 2021. This decline was partially offset by an improvement in net income adjusted for non-cash items which provided $4.8 million of cash for the three months ended March 31, 2022 compared to using $11.8 million for the three months ended March 31, 2021.
Net cash provided by (used in) investing activities
Net cash used in investing activities was $0.7 million for the three months ended March 31, 2022 including $0.9 million of capital expenditures, partially offset by $0.1 million of proceeds from the sale of property and equipment. Net cash provided by investing activities was $1.1 million for the three months ended March 31, 2021 including $1.5 million of proceeds from the sale of property and equipment, partially offset by $0.4 million of capital expenditures for property and equipment.
Net cash used in financing activities
Net cash used in financing activities was $0.6 million and $27.5 million for the three months ended March 31, 2022 and March 31, 2021, respectively. The decrease in net cash used in financing activities primarily resulted from $13.7 million of cash used to repurchase 2025 Notes and $13.1 million of repayments on the revolving Credit Facility during the three months ended March 31, 2021.
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
Summarized financial information for the year-to-date interim period and the most recent annual period was as follows (in thousands):

	Three Months Ended March 31,
Summarized Statements of Operations	2022	2021
Revenue	$116,360	$82,197
Cost of sales	90,525	66,041
Operating loss	(2,643)	(18,734)
Net loss	(9,199)	(29,663)

	March 31, 2022	December 31, 2021
Summarized Balance Sheet
Current assets	$342,073	$327,281
Non-current assets	290,616	298,172

Current liabilities	$162,606	$144,487
Payables to non-guarantor subsidiaries	131,956	125,281
Non-current liabilities	257,315	259,622
Critical accounting policies and estimates
There have been no material changes in our critical accounting policies and procedures during the three months ended March 31, 2022. For a detailed discussion of our critical accounting policies and estimates, refer to our 2021 Annual Report on Form 10-K. For recent accounting pronouncements, refer to Note 2 Recent Accounting Pronouncements.

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
Our management, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b) as of March 31, 2022. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2022.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
Information related to Item 1. Legal Proceedings is included in Note 11 Commitments and Contingencies, which is incorporated herein by reference.
Item 1A. Risk Factors
For additional information about our risk factors, see “Risk Factors” in Item 1A of our 2021 Annual Report on Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
In November 2021, our board of directors approved a program for the repurchase of outstanding shares of our common stock with an aggregate purchase amount of up to $10 million. Shares may be repurchased under the program from time to time, in amounts and at prices that the company deems appropriate, subject to market and business conditions, applicable legal requirements and other considerations. The program may be executed using open market purchases pursuant to Rule 10b-18 under the Exchange Act in privately negotiated agreements, by way of issuer tender offers, Rule 10b5-1 plans or other transactions. From the inception of the program through March 31, 2022, we have repurchased approximately 56 thousand shares of our common stock for aggregate consideration of approximately $1.1 million at an average price of $18.87 per share. Remaining authorization under this program is $8.9 million. There is no expiration date for the program.
No shares were purchased during the three months ended March 31, 2022.

Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None
Item 6. Exhibits

Exhibit
Number		DESCRIPTION

10.1**#	—	Form of 2022 Restricted Stock Unit Agreement (Executive Management).

10.2**#	—	Form of 2022 Performance Restricted Stock Unit Agreement (Executive Management).

10.3*#	—	Letter Agreement between Mr. C. Christopher Gaut and the Company (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on February 2, 2022).

10.4**#	—	Forum Energy Technologies, Inc. Amended and Restated 2021 Phantom Unit Agreement between Mr. C. Christopher Gaut and the Company.

10.5**#	—	Forum Energy Technologies, Inc. 2022 Phantom Unit Agreement between Mr. C. Christopher Gaut and the Company.

22.1*	—	Subsidiary guarantors of the Company's Convertible Secured Notes due 2025.

31.1**	—	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	—	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	—	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	—	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	—	Inline XBRL Instance Document

101.SCH**	—	Inline XBRL Taxonomy Extension Schema Document.

101.CAL**	—	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB**	—	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE**	—	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF**	—	Inline XBRL Taxonomy Extension Definition Linkbase Document.

104**	—	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*Previously filed.
**Filed herewith.
#Identifies management contracts and compensatory plans or arrangements.

SIGNATURES
As required by Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has authorized this report to be signed on its behalf by the undersigned authorized individuals.

FORUM ENERGY TECHNOLOGIES, INC.
Date:	May 6, 2022	By:	/s/ D. Lyle Williams, Jr.
D. Lyle Williams, Jr.
Executive Vice President and Chief Financial Officer
(As Duly Authorized Officer and Principal Financial Officer)

		By:	/s/ John McElroy
John McElroy
Vice President and Chief Accounting Officer
(As Duly Authorized Officer and Principal Accounting Officer)