Form 10-Q
period 2022-09-30
FORUM ENERGY TECHNOLOGIES, INC.
filed 2022-11-09
CIK 1401257

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________________
FORM 10-Q
___________________________________

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of November 7, 2022 there were 5,731,469 common shares outstanding.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
Forum Energy Technologies, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Loss
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share information)	2022	2021	2022	2021
Revenue	$181,835	$140,984	$509,255	$392,921
Cost of sales	130,472	106,119	370,700	299,667
Gross profit	51,363	34,865	138,555	93,254
Operating expenses
Selling, general and administrative expenses	43,713	42,334	131,515	125,992
Gain on disposal of assets and other	(52)	(93)	(938)	(1,362)
Total operating expenses	43,661	42,241	130,577	124,630
Operating income (loss)	7,702	(7,376)	7,978	(31,376)
Other expense (income)
Interest expense	8,143	7,128	23,609	24,065
Foreign exchange and other gains, net	(18,288)	(3,962)	(37,112)	(1,431)
Loss on extinguishment of debt	—	196	—	5,290
Total other expense (income), net	(10,145)	3,362	(13,503)	27,924
Income (loss) before income taxes	17,847	(10,738)	21,481	(59,300)
Income tax expense	1,370	849	4,939	3,756
Net income (loss)	$16,477	$(11,587)	$16,542	$(63,056)

Weighted average shares outstanding
Basic	5,778	5,661	5,736	5,637
Diluted	10,552	5,661	10,489	5,637
Earnings (loss) per share
Basic	$2.85	$(2.05)	$2.88	$(11.19)
Diluted	$1.82	$(2.05)	$2.37	$(11.19)

Other comprehensive income (loss), net of tax:
Net income (loss)	$16,477	$(11,587)	$16,542	$(63,056)
Change in foreign currency translation, net of tax of $0	(22,690)	(5,822)	(46,199)	(2,604)
Gain on pension liability	66	45	153	101
Comprehensive loss	$(6,147)	$(17,364)	$(29,504)	$(65,559)
The accompanying notes are an integral part of these condensed consolidated financial statements.

Forum Energy Technologies, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)

(in thousands, except share information)	September 30, 2022	December 31, 2021
Assets
Current assets
Cash and cash equivalents	$19,778	$46,858
Accounts receivable—trade, net of allowances of $10,026 and $11,114	147,783	123,903
Inventories, net	270,626	241,740
Prepaid expenses and other current assets	22,649	23,702
Accrued revenue	934	2,245
Costs and estimated profits in excess of billings	16,590	8,285
Total current assets	478,361	446,733
Property and equipment, net of accumulated depreciation	86,190	94,005
Operating lease assets	20,833	25,431
Deferred financing costs, net	1,245	1,484
Intangible assets, net	196,581	217,405
Deferred income taxes, net	632	203
Other long-term assets	6,408	6,075
Total assets	$790,250	$791,336
Liabilities and equity
Current liabilities
Current portion of long-term debt	$502	$860
Accounts payable—trade	111,253	99,379
Accrued liabilities	74,498	58,436
Deferred revenue	10,141	7,276
Billings in excess of costs and profits recognized	683	9,705
Total current liabilities	197,077	175,656
Long-term debt, net of current portion	247,511	232,370
Deferred income taxes, net	918	834
Operating lease liabilities	28,025	34,745
Other long-term liabilities	14,114	18,605
Total liabilities	487,645	462,210
Commitments and contingencies
Equity
Common stock, $0.01 par value, 14,800,000 shares authorized, 6,223,271 and 6,100,886 shares issued	62	61
Additional paid-in capital	1,252,945	1,249,962
Treasury stock at cost, 467,153 shares	(135,562)	(135,562)
Retained deficit	(667,765)	(684,307)
Accumulated other comprehensive loss	(147,075)	(101,028)
Total equity	302,605	329,126
Total liabilities and equity	$790,250	$791,336
The accompanying notes are an integral part of these condensed consolidated financial statements.

Forum Energy Technologies, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
(in thousands)	2022	2021
Cash flows from operating activities
Net income (loss)	$16,542	$(63,056)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation expense	9,678	13,159
Amortization of intangible assets	18,487	18,896
Inventory write down	1,580	4,019
Stock-based compensation expense	3,537	5,691
Loss on extinguishment of debt	—	5,290
Deferred income taxes	(1,870)	(473)
Noncash losses and other, net	5,480	5,567
Changes in operating assets and liabilities
Accounts receivable—trade	(28,729)	(38,215)
Inventories	(37,160)	13,089
Prepaid expenses and other assets	1,408	(8,264)
Cost and estimated profit in excess of billings	(10,251)	(3,469)
Accounts payable, deferred revenue and other accrued liabilities	(2,022)	35,919
Billings in excess of costs and estimated profits earned	(8,812)	3,747
Net cash used in operating activities	$(32,132)	$(8,100)
Cash flows from investing activities
Capital expenditures for property and equipment	(4,779)	(999)
Proceeds from sale of property and equipment	2,672	6,826
Payments related to business acquisitions and dispositions	(485)	(1,283)
Net cash provided by (used in) investing activities	$(2,592)	$4,544
Cash flows from financing activities
Borrowings on Credit Facility	423,945	—
Repayments on Credit Facility	(413,205)	(13,126)
Cash paid to repurchase 2025 Notes	—	(58,596)
Payment of capital lease obligations	(746)	(1,023)
Repurchases of stock	(826)	(349)
Deferred financing costs	—	(1,464)
Net cash provided by (used in) financing activities	$9,168	$(74,558)

Effect of exchange rate changes on cash	(1,524)	(459)

Net decrease in cash, cash equivalents and restricted cash	(27,080)	(78,573)
Cash, cash equivalents and restricted cash at beginning of period	46,858	128,617
Cash, cash equivalents and restricted cash at end of period	$19,778	$50,044

Noncash activities
Operating lease right of use assets obtained in exchange for lease obligations	3,248	1,055
Finance lease right of use assets obtained in exchange for lease obligations	458	228
The accompanying notes are an integral part of these condensed consolidated financial statements.

Forum Energy Technologies, Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited)

Nine Months Ended September 30, 2022
(in thousands)	Common stock	Additional paid-in capital	Treasury stock	Retained deficit	Accumulated other comprehensive income / (loss)	Total equity
Balance at December 31, 2021	$61	$1,249,962	$(135,562)	$(684,307)	$(101,028)	$329,126
Stock-based compensation expense	—	2,151	—	—	—	2,151
Restricted stock issuance, net of forfeitures	1	(361)	—	—	—	(360)
Currency translation adjustment	—	—	—	—	(6,992)	(6,992)
Change in pension liability	—	—	—	—	30	30
Net loss	—	—	—	(9,199)	—	(9,199)
Balance at March 31, 2022	$62	$1,251,752	$(135,562)	$(693,506)	$(107,990)	$314,756
Stock-based compensation expense	—	621	—	—	—	621
Restricted stock issuance, net of forfeitures	—	(1)	—	—	—	(1)
Liability awards converted to share settled	—	275	—	—	—	275
Currency translation adjustment	—	—	—	—	(16,518)	(16,518)
Change in pension liability	—	—	—	—	57	57
Net income	—	—	—	9,264	—	9,264
Balance at June 30, 2022	62	1,252,647	(135,562)	(684,242)	(124,451)	308,454
Stock-based compensation expense	—	765	—	—	—	765
Restricted stock issuance, net of forfeitures	—	(467)	—	—	—	(467)
Treasury stock	—	—	—	—	—	—
Currency translation adjustment	—	—	—	—	(22,690)	(22,690)
Change in pension liability	—	—	—	—	66	66
Net income	—	—	—	16,477	—	16,477
Balance at September 30, 2022	$62	$1,252,945	$(135,562)	$(667,765)	$(147,075)	$302,605
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
In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for the fair statement of the Company’s financial position, results of operations and cash flows have been included. Operating results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022 or any other interim period.
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
COVID-19 Impacts
The outbreak of COVID-19 in 2020 caused significant disruptions in the U.S. and world economies which led to significant reductions in demand for crude oil. During 2021, distribution of vaccines resulted in reopening of certain economies and increasing demand for oil and natural gas. However, ongoing COVID-19 outbreaks and related work restrictions continue to contribute to disruptions in global supply chains, which have contributed to materials delays and inflationary pressures for certain goods and services. We anticipate that our liquidity, financial condition and future results of operations will continue to be impacted by measures taken in response to COVID-19 outbreaks.
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
The following table reflects the changes in our contract assets and contract liabilities balances for the nine months ended September 30, 2022 (in thousands):

	September 30, 2022	December 31, 2021	Increase / (Decrease)
			$	%
Accrued revenue	$934	$2,245
Costs and estimated profits in excess of billings	16,590	8,285
Contract assets	$17,524	$10,530	$6,994	66%

Deferred revenue	$10,141	$7,276
Billings in excess of costs and profits recognized	683	9,705
Contract liabilities	$10,824	$16,981	$(6,157)	(36)%
During the nine months ended September 30, 2022, our contract assets increased by $7.0 million and our contract liabilities decreased by $6.2 million primarily due to the timing of milestone billings for projects in our Subsea product line.
During the nine months ended September 30, 2022, we recognized $12.9 million of revenue that was included in the contract liability balance at the beginning of the period.
As the majority of our contracts are less than one year in duration, we have elected to apply the practical expedient which allows an entity to exclude disclosures about its remaining performance obligations if the performance obligation is part of a contract that has an original expected duration of one year or less.
4. Acquisitions
2021 Acquisition of Hawker Equipment Solutions
On December 20, 2021, we acquired certain assets of Hawker Equipment Solutions, LLC (“Hawker”) for total cash consideration of $5.1 million, of which, $3.4 million was paid in the fourth quarter of 2021 with the balance expected to be paid over the subsequent five years, including $0.5 million paid in the first nine months of 2022. Hawker is a manufacturer of hydraulic pickup and laydown units. This acquisition is included in the Drilling product line within the Drilling and Downhole segment. The fair values of the assets acquired and liabilities assumed, as well as the pro forma results of operations for this acquisition, have not been presented because they are not material to the consolidated financial statements.

Forum Energy Technologies, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
5. Inventories
Our significant components of inventory at September 30, 2022 and December 31, 2021 were as follows (in thousands):

	September 30, 2022	December 31, 2021
Raw materials and parts	$97,409	$97,053
Work in process	29,805	24,618
Finished goods	185,159	182,954
Gross inventories	312,373	304,625
Inventory reserve	(41,747)	(62,885)
Inventories	$270,626	$241,740

6. Intangible Assets
Intangible assets consisted of the following as of September 30, 2022 and December 31, 2021, respectively (in thousands):

	September 30, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Intangibles	Amortization Period (In Years)
Customer relationships	$264,159	$(141,555)	$122,604	10 - 15
Patents and technology	88,188	(33,551)	54,637	5 - 19
Non-compete agreements	186	(186)	—	2 - 6
Trade names	42,246	(26,299)	15,947	7 - 19
Trademarks	5,089	(1,696)	3,393	15
Intangible Assets Total	$399,868	$(203,287)	$196,581

	December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Intangibles	Amortization Period (In Years)
Customer relationships	$269,589	$(133,451)	$136,138	10 - 15
Patents and technology	89,449	(29,785)	59,664	5 - 19
Non-compete agreements	191	(173)	18	2 - 6
Trade names	43,125	(25,187)	17,938	7 - 19
Trademarks	5,089	(1,442)	3,647	15
Intangible Assets Total	$407,443	$(190,038)	$217,405

Forum Energy Technologies, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
7. Debt
Notes payable and lines of credit as of September 30, 2022 and December 31, 2021 consisted of the following (in thousands):

	September 30, 2022	December 31, 2021
2025 Notes	$256,970	$256,970
Unamortized debt discount	(16,550)	(20,035)
Debt issuance cost	(4,062)	(4,918)
Credit Facility	10,740	—
Other debt	915	1,213
Total debt	248,013	233,230
Less: current maturities	(502)	(860)
Long-term debt	$247,511	$232,370
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
The 2025 Notes pay interest at the rate of 9.00%, of which 6.25% is payable in cash and 2.75% is payable in cash or additional notes, at the Company’s option. The 2025 Notes are secured by a first lien on substantially all of the Company’s assets, except for Credit Facility priority collateral, which secures the 2025 Notes on a second lien basis. As of September 30, 2022, approximately $123 million principal amount of the 2025 Notes is mandatorily convertible into shares of our common stock at a conversion rate of 37.0370 shares per $1,000 principal amount of 2025 Notes converted, equivalent to a conversion price of $27.00 per share, subject, however, to the condition that the per share daily volume weighted average price for the common stock over the preceding 20-trading day period is at least $30.00 per share. Holders of the 2025 Notes also have optional conversion rights in the event that the Company elects to redeem the 2025 Notes in cash and at the final maturity of the new notes. Any interest that the Company elects to pay in additional notes is also subject to the mandatory and optional conversion rights.
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
Availability under the Credit Facility is subject to a borrowing base calculated by reference to eligible accounts receivable in the U.S., Canada and certain other jurisdictions (subject to a cap) and eligible inventory in the U.S. and Canada. Such eligible accounts receivable and eligible inventory serve as priority collateral for the Credit

Forum Energy Technologies, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Facility, which is also secured on a second lien basis by substantially all of the Company's other assets. The amount of eligible inventory included in the borrowing base is restricted to the lesser of $126.0 million (subject to a quarterly reduction of $0.5 million) and 80.0% of the total borrowing base. Our borrowing capacity under the Credit Facility could be reduced or eliminated, depending on future fluctuations in our receivables and inventory. As of September 30, 2022, our total borrowing base was $160.0 million, of which $10.7 million was drawn and $22.1 million was used for security of outstanding letters of credit, resulting in remaining availability of $127.2 million.
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
Borrowings under the Canadian Line bear interest at a rate equal to, at Forum Canada’s option, either (a) the Canadian Dollar Offered Rate ("CDOR") rate, subject to a floor of 0.00%, plus a margin of 2.25% to 2.75%, or (b) a base rate plus a margin of 1.25% to 1.75%, in each case based upon the Company's quarterly net leverage ratio. The Canadian line base rate is determined by reference to the greater of (i) the one-month CDOR rate plus 1.00% and (ii) the prime rate for Canadian dollar commercial loans made in Canada as reported by Thomson Reuters, subject to a floor of 0.00%. The weighted average interest rate under the Credit Facility was approximately 5.02% for the nine months ended September 30, 2022.
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
Letters of Credit and Guarantees
We execute letters of credit in the normal course of business to secure the delivery of product from specific vendors and also to guarantee our fulfillment of performance obligations relating to certain large contracts. We had $22.1 million and $19.1 million in total outstanding letters of credit as of September 30, 2022 and December 31, 2021, respectively.
8. Income Taxes
For interim periods, our income tax expense or benefit is computed based on our estimated annual effective tax rate and any discrete items that impact the interim periods. For the three and nine months ended September 30, 2022, we recorded a tax expense of $1.4 million and $4.9 million, respectively. For the three and nine months ended September 30, 2021, we recorded a tax expense of $0.8 million and $3.8 million, respectively. The estimated annual effective tax rates for all periods were impacted by losses in jurisdictions where the recording of a tax benefit is not available. Furthermore, the tax expense or benefit recorded can vary from period to period depending on the Company’s relative mix of earnings and losses by jurisdiction.
We have deferred tax assets related to net operating loss and other tax carryforwards in the U.S. and in certain states and foreign jurisdictions. We recognize deferred tax assets to the extent that we believe these assets are more likely than not to be realized. In making such a determination, we consider all available positive and negative

Forum Energy Technologies, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning and recent operating results. As of September 30, 2022, we do not anticipate being able to fully utilize all of the losses prior to their expiration in the following jurisdictions: the U.S., the U.K., Germany, Singapore, China and Saudi Arabia. As a result, we have certain valuation allowances against our deferred tax assets as of September 30, 2022.
9. Fair Value Measurements
The Company had $10.7 million of borrowings outstanding under the Credit Facility as of September 30, 2022. The Credit Facility incurs interest at a variable interest rate, and therefore, the carrying amount approximates fair value. The fair value of the debt is classified as a Level 2 measurement because interest rates charged are similar to other financial instruments with similar terms and maturities.
The fair value of our 2025 Notes is estimated using Level 2 inputs in the fair value hierarchy and is based on quoted prices for those or similar instruments. At September 30, 2022, the fair value and the carrying value of our 2025 Notes approximated $248.2 million and $236.4 million, respectively. At December 31, 2021, the fair value and the carrying value of our 2025 Notes approximated $225.0 million and $232.0 million, respectively.
There were no other significant outstanding financial instruments as of September 30, 2022 and December 31, 2021 that required measuring the amounts at fair value on a recurring basis. We did not change our valuation techniques associated with recurring fair value measurements from prior periods, and there were no transfers between levels of the fair value hierarchy during the nine months ended September 30, 2022.
10. Business Segments
The Company reports results of operations in the following three reporting segments: Drilling & Downhole, Completions and Production. The amounts indicated below as “Corporate” relate to costs and assets not allocated to the reportable segments. Summary financial data by segment follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue:
Drilling & Downhole	$75,723	$63,180	223,476	173,406
Completions	72,246	49,692	190,867	134,051
Production	34,238	28,457	95,622	85,825
Eliminations	(372)	(345)	(710)	(361)
Total revenue	$181,835	$140,984	$509,255	$392,921

Operating income (loss):
Drilling & Downhole	$9,481	$4,042	$23,995	$2,237
Completions	5,915	250	8,787	(52)
Production	665	(3,374)	(1,241)	(11,256)
Corporate	(8,411)	(8,387)	(24,501)	(23,667)
Segment operating income (loss)	7,650	(7,469)	7,040	(32,738)
Gain on disposal of assets and other	(52)	(93)	(938)	(1,362)
Operating income (loss)	$7,702	$(7,376)	$7,978	$(31,376)

Forum Energy Technologies, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
A summary of consolidated assets by reportable segment is as follows (in thousands):

	September 30, 2022	December 31, 2021
Drilling & Downhole	$317,807	$313,493
Completions	364,952	351,908
Production	91,476	83,150
Corporate	16,015	42,785
Total assets	$790,250	$791,336
Corporate assets primarily include cash and certain prepaid assets.
The following table presents our revenues disaggregated by product line (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Drilling Technologies	$38,159	$23,211	$100,934	$69,355
Downhole Technologies	21,916	17,623	62,902	49,329
Subsea Technologies	15,648	22,346	59,640	54,722
Stimulation and Intervention	43,647	25,562	111,143	68,618
Coiled Tubing	28,599	24,130	79,724	65,433
Production Equipment	18,463	14,314	50,055	46,107
Valve Solutions	15,775	14,143	45,567	39,718
Eliminations	(372)	(345)	(710)	(361)
Total revenue	$181,835	$140,984	$509,255	$392,921
The following table presents our revenues disaggregated by geography (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
United States	$124,896	$88,532	$336,754	$234,246
Canada	14,169	10,946	35,761	30,027
Europe & Africa	14,291	17,416	45,186	45,643
Middle East	12,751	10,916	38,700	33,196
Asia-Pacific	9,537	7,302	26,963	31,097
Latin America	6,191	5,872	25,891	18,712
Total Revenue	$181,835	$140,984	$509,255	$392,921

11. Commitments and Contingencies
In the ordinary course of business, the Company is, and in the future could be, involved in various pending or threatened legal actions, some of which may or may not be covered by insurance. Management reviewed such pending judicial and legal proceedings, the reasonably anticipated costs and expenses in connection with such proceedings, and the availability and limits of insurance coverage, and has established reserves that are believed to be appropriate in light of those outcomes that are believed to be probable and can be estimated. The reserves accrued at September 30, 2022 and December 31, 2021, respectively, are immaterial. In the opinion of management, the Company’s ultimate liability, if any, with respect to these actions is not expected to have a material adverse effect on the Company’s financial position, results of operations or cash flows.

Forum Energy Technologies, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
For further disclosure regarding certain litigation matters, refer to Note 13 of the notes to the consolidated financial statements included in Item 8 of the Company’s 2021 Annual Report on Form 10-K filed with the SEC on March 4, 2022. There have been no material changes related to these matters during the nine months ended September 30, 2022.
12. Earnings (Loss) Per Share
The calculation of basic and diluted earnings per share for each period presented was as follows (dollars and shares in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net income (loss) - basic	$16,477	$(11,587)	16,542	(63,056)
Interest on dilutive convertible notes due 2025	2,762	—	8,286	—
Net income (loss) - diluted	$19,239	$(11,587)	24,828	(63,056)

Weighted average shares outstanding - basic	5,778	5,661	5,736	5,637
Dilutive effect of stock options and restricted stock	227	—	206	—
Dilutive effect of convertible notes due 2025	4,547	—	4,547	—
Weighted average shares outstanding - diluted	10,552	5,661	10,489	5,637

Earnings (loss) per share
Basic	$2.85	$(2.05)	$2.88	$(11.19)
Diluted	$1.82	$(2.05)	$2.37	$(11.19)
The diluted earnings per share calculation excludes approximately 54 thousand shares for the three months ended September 30, 2022, and 95 thousand shares for the nine months ended September 30, 2022, because they were anti-dilutive. For the three months and nine months ended September 30, 2021, we excluded all potentially dilutive restricted shares, stock options and the assumed conversion of the 2025 Notes in calculating diluted earnings per share as the effect was anti-dilutive due to net losses incurred for these periods.
13. Stockholders' Equity
Stock-based compensation
During the nine months ended September 30, 2022, the Company granted 101,111 restricted stock units to employees that vest ratably over three years.
In addition, during the nine months ended September 30, 2022, the Company granted 101,111 restricted stock units to employees that vest ratably over three years contingent upon achieving a minimum stock price of $23.68 for 20 trading days during each performance period. These awards may be settled in cash or shares at the company's option. These awards were originally classified as cash-settled liability settled awards. On May 10, 2022, shareholders approved an additional 325,000 shares to be added to the employee equity incentive plan and the fair value of the awards was remeasured as of May 10, 2022. In connection with their remeasurement, the Company determined that the awards would be settled in shares instead of cash and they were classified as equity.
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
Overview
We are a global company serving the oil, natural gas, industrial and renewable energy industries. FET provides value added solutions aimed at improving the safety, efficiency and environmental impact of our customers' operations. We are an environmentally and socially responsible company headquartered in Houston, Texas with manufacturing, distribution and service facilities strategically located throughout the world. Our products include highly engineered capital equipment as well as consumable products. These consumable products are used in drilling, well construction and completions activities, within the supporting infrastructure, and at processing centers and refineries. Our engineered capital products are directed at drilling rig equipment for new rigs, upgrades and refurbishment projects, subsea construction and development projects, pressure pumping equipment, the placement of production equipment on new producing wells, downstream capital projects and capital equipment for renewable energy projects. For the nine months ended September 30, 2022, approximately 52% of our revenue was derived from consumable products and activity-based equipment, while the balance was primarily derived from capital products with a small amount from rental and other services.
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
During the first nine months of 2022, the supply of oil and natural gas was further impacted by political and social responses to the Russia and Ukraine war resulting in further increases in energy prices, especially in Europe. In addition, ongoing COVID-19 outbreaks, related work restrictions and other worldwide labor constraints continue to cause disruptions in global supply chains. These disruptions have led to inflationary pressures. In response, the Federal Reserve raised interest rates significantly in 2022 and further rate increases are expected. These macroeconomic conditions could lead to a global or regional recession, which may lower demand for commodities, such as oil and natural gas, and have a direct impact on commodity prices.
Our revenues are highly correlated to the U.S. drilling rig count, which has increased to 765 rigs as of the end of the third quarter 2022 from a low of 244 rigs in August 2020. The level of active hydraulic fracturing fleets has also increased substantially in order to meet increasing oil and natural gas demand. Despite these improvements, drilling and completions activity remains below pre-pandemic levels. In addition, publicly owned exploration and production companies in North America remain under pressure by investors to constrain capital expenditures in order to generate positive cash flows. In contrast, privately owned exploration and production companies in North America have increased their drilling and completions activity in response to the higher oil and natural gas price environment. It is generally expected that public and private exploration and production companies will continue to make investments in a similar fashion for at least the next twelve months.
Activity levels have also increased in international markets, as well as in global offshore and subsea activity. As a result, demand for our drilling and subsea offerings has increased due to an improved outlook for our international drilling and subsea customers.

The table below shows average crude oil and natural gas prices for West Texas Intermediate crude oil (“WTI”), United Kingdom Brent crude oil (“Brent”), and Henry Hub natural gas:

	Three Months Ended
	September 30,	June 30,	September 30,
	2022	2022	2021
Average global oil, $/bbl
West Texas Intermediate	$93.06	$108.83	$70.54
United Kingdom Brent	$100.71	$113.84	$73.51

Average North American Natural Gas, $/Mcf
Henry Hub	$8.03	$7.50	$4.35
The price of oil has varied dramatically over the last several years. The spot prices for WTI and Brent fell from $61.14 and $67.77 per barrel, respectively, as of December 31, 2019 to lows below $15.00 per barrel in April 2020. Since that time, oil prices rebounded to an average of $108.83 and $113.84, for WTI and Brent, respectively, in the second quarter 2022, and retreated to $93.06 and $100.71, respectively, in the third quarter 2022. In addition, natural gas prices have increased by 85% comparing the third quarter 2022 to the third quarter 2021.
The table below shows the average number of active drilling rigs, based on the weekly Baker Hughes Incorporated rig count, operating by geographic area and drilling for different purposes.

	Three Months Ended
	September 30,	June 30,	September 30,
	2022	2022	2021
Active Rigs by Location
United States	761	713	496
Canada	199	113	151
International	857	812	772
Global Active Rigs	1,817	1,638	1,419

Land vs. Offshore Rigs
Land	1,590	1,430	1,222
Offshore	227	208	197
Global Active Rigs	1,817	1,638	1,419

U.S. Commodity Target
Oil/Gas	599	564	394
Gas	158	148	101
Unclassified	4	1	1
Total U.S. Active Rigs	761	713	496

U.S. Well Path
Horizontal	692	652	451
Vertical	28	26	20
Directional	41	35	25
Total U.S. Active Rigs	761	713	496
A substantial portion of our revenue is impacted by the level of rig activity and the number of wells completed. The average U.S. rig count for the third quarter 2022 was 7% and 53% higher compared to the second quarter 2022 and third quarter 2021, respectively. The U.S. rig count started 2020 at 805 working rigs and fell 70% to a low of 244 rigs in August 2020. Since that time, the number of active rigs has partially recovered, ending the third quarter 2022 at 765 rigs. Despite this improvement, the U.S. drilling rig count remains below pre-pandemic levels.

The table below shows the amount of total inbound orders by segment:

(in millions of dollars)	Three Months Ended			Nine Months Ended
	September 30,	June 30,	September 30,	September 30,	September 30,
	2022	2022	2021	2022	2021
Drilling & Downhole	$73.3	$74.4	$83.4	$218.6	$221.8
Completions	78.7	64.7	59.6	197.1	154.2
Production	45.7	63.8	32.8	149.9	96.6
Total Orders	$197.7	$202.9	$175.8	$565.6	$472.6

Results of operations
Three months ended September 30, 2022 compared with three months ended September 30, 2021

	Three Months Ended September 30,		Change
(in thousands of dollars, except per share information)	2022	2021	$	%
Revenue:
Drilling & Downhole	$75,723	$63,180	$12,543	19.9%
Completions	72,246	49,692	22,554	45.4%
Production	34,238	28,457	5,781	20.3%
Eliminations	(372)	(345)	(27)	(7.8)%
Total revenue	181,835	140,984	40,851	29.0%
Operating income (loss):
Drilling & Downhole	9,481	4,042	5,439	134.6%
Operating margin %	12.5%	6.4%
Completions	5,915	250	5,665	*
Operating margin %	8.2%	0.5%
Production	665	(3,374)	4,039	119.7%
Operating margin %	1.9%	(11.9)%
Corporate	(8,411)	(8,387)	(24)	(0.3)%
Total segment operating income (loss)	7,650	(7,469)	15,119	202.4%
Operating margin %	4.2%	(5.3)%
Gain on disposal of assets and other	(52)	(93)	41	44.1%
Operating income (loss)	7,702	(7,376)	15,078	204.4%
Interest expense	8,143	7,128	1,015	14.2%
Foreign exchange gains and other, net	(18,288)	(3,962)	(14,326)	*
Loss on extinguishment of debt	—	196	(196)	(100.0)%
Total other (income) expense, net	(10,145)	3,362	(13,507)	(401.8)%
Income (loss) before income taxes	17,847	(10,738)	28,585	266.2%
Income tax expense	1,370	849	521	61.4%
Net income (loss)	$16,477	$(11,587)	$28,064	242.2%

Weighted average shares outstanding
Basic	5,778	5,661
Diluted	10,552	5,661
Earnings (loss) per share
Basic	$2.85	$(2.05)
Diluted	$1.82	$(2.05)
* not meaningful

Revenue
Our revenue for the three months ended September 30, 2022 was $181.8 million, an increase of $40.9 million, or 29.0%, compared to the three months ended September 30, 2021. For the three months ended September 30, 2022, our Drilling & Downhole, Completions, and Production segments comprised 41.6%, 39.6%, and 18.8% of our total revenue, respectively, which compared to 44.8%, 35.0%, and 20.2% of our total revenue, respectively, for the three months ended September 30, 2021. The overall increase in revenue is primarily related to higher sales volumes due to higher drilling and completions activity levels in the third quarter 2022 compared to the third quarter 2021. The changes in revenue by operating segment consisted of the following:
Drilling & Downhole segment — Revenue was $75.7 million for the three months ended September 30, 2022, an increase of $12.5 million, or 19.9%, compared to the three months ended September 30, 2021. This increase was led by a $14.9 million, or 64.4%, increase in revenue for our Drilling Technologies product line due to higher sales volumes of consumable products and capital equipment from the 28% year-over-year increase in global rig count. Revenue for our Downhole Technologies product line increased by $4.3 million, or 24.4%, primarily due to higher sales volumes of artificial lift products due to the increase in the number of well completions and workover activity in the third quarter 2022 compared to the third quarter 2021. Revenue for our Subsea Technologies product line decreased by $6.7 million, or (30.0)%, from lower sales of Work Class ROVs into domestic and international markets.
Completions segment — Revenue was $72.2 million for the three months ended September 30, 2022, an increase of $22.6 million, or 45.4%, compared to the three months ended September 30, 2021. This significant improvement includes a revenue increase of $18.1 million, or 70.7%, for our Stimulation & Intervention product line primarily due to higher capital equipment sales to pressure pumping customers and increasing service company demand of wireline cable to support hydraulic fracturing activity. Revenue for our Coiled Tubing product line increased by $4.5 million, or 18.5%, driven by increasing U.S. hydraulic fracturing activity levels in the third quarter 2022 compared to the third quarter 2021.
Production segment — Revenue was $34.2 million for the three months ended September 30, 2022, an increase of $5.8 million, or 20.3%, compared to the three months ended September 30, 2021. This increase was driven by a $4.1 million, or 29.0%, increase in project revenue for our processing and treatment equipment within our Production Equipment product line and a $1.6 million, or 11.5%, increase in sales of our valve products, primarily due to higher sales volumes into the North America downstream market.
Segment operating income (loss) and segment operating margin percentage
Segment operating income for the three months ended September 30, 2022 was $7.7 million, a $15.1 million improvement compared to a loss of $7.5 million for the three months ended September 30, 2021. For the three months ended September 30, 2022, segment operating margin percentage was 4.2% compared to (5.3)% for the three months ended September 30, 2021. Segment operating margin percentage is calculated by dividing segment operating income (loss) by revenue for the period. The change in operating income (loss) for each segment is explained as follows:
Drilling & Downhole segment — Segment operating income was $9.5 million, or 12.5%, for the three months ended September 30, 2022 compared to operating income of $4.0 million, or 6.4%, for the three months ended September 30, 2021. The $5.4 million improvement in segment operating results is primarily attributable to higher gross profit from the 19.9% increase in segment revenues, partially offset by higher freight and employee related costs.
Completions segment — Segment operating income was $5.9 million, or 8.2%, for the three months ended September 30, 2022 compared to segment operating income of $0.3 million, or 0.5%, for the three months ended September 30, 2021. The $5.7 million improvement in segment operating results was primarily due to higher gross profit from the 45.4% increase in revenues discussed above, partially offset by higher freight and employee related costs.
Production segment — Segment operating income was $0.7 million, or 1.9%, for the three months ended September 30, 2022 compared to a loss of $3.4 million, or (11.9)%, for the three months ended September 30, 2021. The $4.0 million improvement in segment operating results was driven by the 20.3% increase in revenues discussed above as well as lower depreciation and other facility costs in connection with cost reductions implemented in 2021. These improvements were partially offset by higher freight and material costs as a result of inflationary pressures from global supply chains.
Corporate — Selling, general and administrative expenses for Corporate remained flat at $8.4 million for the three months ended September 30, 2022 compared with the three months ended September 30, 2021. Corporate costs include, among other items, payroll related costs for management, administration, finance, legal, and human resources personnel; professional fees for legal, accounting and related services; and marketing costs.
Other items not included in segment operating income (loss)
Gain on the disposal of assets and other is not included in segment operating income (loss), but is included in total operating loss.
Other income and expense
Other income and expense includes interest expense, foreign exchange gains and other, and loss on extinguishment of debt. We incurred $8.1 million of interest expense during the three months ended September 30, 2022, an increase of $1.0 million compared to the three months ended September 30, 2021 due to higher interest rates on borrowings under the credit facility.
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
During the three months ended September 30, 2021, we repurchased an aggregate $1.9 million principal amount of our 2025 Notes at approximately par value. The net carrying value of the extinguished debt, including unamortized debt discount and debt issuance costs, was $1.7 million, resulting in a $0.2 million loss on extinguishment of debt.
Taxes
We recorded tax expense of $1.4 million and $0.8 million for the three months ended September 30, 2022 and September 30, 2021, respectively. The estimated annual effective tax rates for the three months ended September 30, 2022 and 2021 were impacted by losses in jurisdictions where the recording of a tax benefit is not available. Furthermore, the tax expense or benefit recorded can vary from period to period depending on the Company’s relative mix of earnings and losses by jurisdiction.

Nine months ended September 30, 2022 compared with nine months ended September 30, 2021

	Nine Months Ended September 30,		Change
	2022	2021	$	%
(in thousands of dollars, except per share information)
Revenue:
Drilling & Downhole	$223,476	$173,406	$50,070	28.9%
Completions	190,867	134,051	56,816	42.4%
Production	95,622	85,825	9,797	11.4%
Eliminations	(710)	(361)	(349)	(96.7)%
Total revenue	509,255	392,921	116,334	29.6%
Operating income (loss):
Drilling & Downhole	23,995	2,237	21,758	972.6%
Operating margin %	10.7%	1.3%
Completions	8,787	(52)	8,839	*
Operating margin %	4.6%	—%
Production	(1,241)	(11,256)	10,015	89.0%
Operating margin %	(1.3)%	(13.1)%
Corporate	(24,501)	(23,667)	(834)	(3.5)%
Total segment operating income (loss)	7,040	(32,738)	39,778	121.5%
Operating margin %	1.4%	(8.3)%
Gain on disposal of assets and other	(938)	(1,362)	424	31.1%
Operating income (loss)	7,978	(31,376)	39,354	125.4%
Interest expense	23,609	24,065	(456)	(1.9)%
Foreign exchange gains and other, net	(37,112)	(1,431)	(35,681)	*
Loss on extinguishment of debt	—	5,290	(5,290)	(100.0)%
Total other (income) expense	(13,503)	27,924	(41,427)	(148.4)%
Income (loss) before income taxes	21,481	(59,300)	80,781	136.2%
Income tax expense	4,939	3,756	1,183	31.5%
Net income (loss)	$16,542	$(63,056)	$79,598	126.2%

Weighted average shares outstanding
Basic	5,736	5,637
Diluted	10,489	5,637
Earnings (loss) per share
Basic	$2.88	$(11.19)
Diluted	$2.37	$(11.19)
* not meaningful

Revenue
Our revenue for the nine months ended September 30, 2022 was $509.3 million, an increase of $116.3 million, or 29.6%, compared to the nine months ended September 30, 2021. For the nine months ended September 30, 2022, our Drilling & Downhole, Completions, and Production segments comprised 43.9%, 37.3%, and 18.8% of our total revenue, respectively, which compared to 44.1%, 34.1%, and 21.8% of our total revenue, respectively, for the nine months ended September 30, 2021. The overall increase in revenue is related to higher sales volumes due to improving market conditions in the first nine months of 2022 compared to the first nine months of 2021 as a result of higher drilling and completions activity levels to support increasing global energy demand. The changes in revenue by operating segment consisted of the following:
Drilling & Downhole segment — Revenue was $223.5 million for the nine months ended September 30, 2022, an increase of $50.1 million, or 28.9%, compared to the nine months ended September 30, 2021. This increase was led by revenue growth of $31.6 million, or 45.5%, in our Drilling Technologies product line from higher sales of capital equipment and consumable products from the 29% year-over-year increase in global rig count. Revenue for our Downhole Technologies product line increased by $13.6 million, or 27.5%, primarily due to higher sales of artificial lift products as a result of higher well completions activity levels. Revenue for our Subsea Technologies product line increased by $4.9 million, or 9.0%, primarily due to higher sales of Observation Class ROVs and cable management systems into domestic and international markets.
Completions segment — Revenue was $190.9 million for the nine months ended September 30, 2022, an increase of $56.8 million, or 42.4%, compared to the nine months ended September 30, 2021. This increase includes a $42.5 million, or 62.0%, increase in sales volumes for our Stimulation and Intervention product line and a $14.3 million, or 21.8%, increase in sales volumes for our Coiled Tubing product line. These higher revenue levels were driven by increasing U.S. hydraulic fracturing and well intervention service activity levels in the first nine months of 2022 compared to the same period of 2021 in response to higher energy demand.
Production segment — Revenue was $95.6 million for the nine months ended September 30, 2022, an increase of $9.8 million, or 11.4%, compared to the nine months ended September 30, 2021. This increase is driven by higher sales volumes of valves, primarily in the North America downstream market, and higher project revenue for our processing and treatment equipment within our Production Equipment product line as demand continues to recover from the COVID 19 pandemic.
Segment operating income (loss) and segment operating margin percentage
Segment operating income for the nine months ended September 30, 2022 was $7.0 million, a $39.8 million improvement compared to a loss of $32.7 million for the nine months ended September 30, 2021. For the nine months ended September 30, 2022, segment operating margin percentage was 1.4% compared to (8.3)% for the nine months ended September 30, 2021. Segment operating margin percentage is calculated by dividing segment operating income (loss) by revenue for the period. The change in operating income (loss) for each segment is explained as follows:
Drilling & Downhole segment — Segment operating income was $24.0 million, or 10.7%, for the nine months ended September 30, 2022 compared to $2.2 million, or 1.3%, for the nine months ended September 30, 2021. The $21.8 million improvement in segment operating results is primarily attributable to higher gross profit from the 28.9% increase in revenue discussed above. In addition, segment operating results also improved due to a $3.9 million reduction in inventory write downs and lower restructuring related costs in connection with cost reductions executed in early 2021.
Completions segment — Segment operating income was $8.8 million, or 4.6%, for the nine months ended September 30, 2022 compared to a loss of $0.1 million for the nine months ended September 30, 2021. The $8.8 million improvement in segment operating results is primarily attributable to higher gross profit from the 42.4% increase in revenues discussed above, partially offset by higher freight and employee related costs.

Production segment — Segment operating loss was $1.2 million, or (1.3)%, for the nine months ended September 30, 2022 compared to a loss of $11.3 million, or (13.1)%, for the nine months ended September 30, 2021. The $10.0 million improvement is primarily attributable to higher gross margin from the 11.4% revenue growth discussed above as well as lower depreciation and other facility costs in connection with cost reductions implemented in 2021. These improvements were partially offset by higher freight and material costs as a result of inflationary pressures from global supply chains.
Corporate — Selling, general and administrative expenses for Corporate were $24.5 million for the nine months ended September 30, 2022, a $0.8 million increase compared to the nine months ended September 30, 2021. This increase was primarily related to higher professional fees. Corporate costs include, among other items, payroll related costs for management, administration, finance, legal, and human resources personnel; professional fees for legal, accounting and related services; and marketing costs.
Other items not included in segment operating income (loss)
Gain on the disposal of assets and other is not included in segment operating income (loss), but is included in total operating loss.
Other expense
Other expense includes interest expense, foreign exchange (gains) losses and other, and loss on extinguishment of debt. We incurred $23.6 million of interest expense during the nine months ended September 30, 2022, a decrease of $0.5 million from the nine months ended September 30, 2021 primarily due to the lower average outstanding balance on our 2025 Notes in the nine months ending September 30, 2022.
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
Taxes
We recorded a tax expense of $4.9 million and expense of $3.8 million for the nine months ended September 30, 2022 September 30, 2021, respectively. The estimated annual effective tax rates for the nine months ended September 30, 2022 and 2021 were impacted by losses in jurisdictions where the recording of a tax benefit is not available. Furthermore, the tax expense or benefit recorded can vary from period to period depending on the Company’s relative mix of earnings and losses by jurisdiction.
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
As of September 30, 2022, we had $257.0 million principal amount of 2025 Notes outstanding and $10.7 million of borrowings outstanding under our revolving Credit Facility. The 2025 Notes mature in August 2025 and subject to certain exceptions, the Credit Facility matures in September 2026. See Note 7 Debt for further details related to the terms for our 2025 Notes and Credit Facility.
As of September 30, 2022, we had cash and cash equivalents of $19.8 million and $127.2 million of availability under the Credit Facility. We anticipate that our future working capital requirements for our operations will fluctuate directionally with revenues. Furthermore, availability under the Credit Facility will fluctuate directionally based on the level of our eligible accounts receivable and inventory subject to applicable sublimits. In addition, we continue to expect total 2022 capital expenditures to be less than $10.0 million, consisting of, among other items, replacing end of life machinery and equipment.
We expect our available cash on-hand, cash generated by operations, and estimated availability under the Credit Facility to be adequate to fund current operations during the next 12 months. In addition, based on existing market conditions and our expected liquidity needs, among other factors, we may use a portion of our cash flows from operations, proceeds from divestitures, securities offerings or other eligible capital to reduce the principal amount of our 2025 Notes outstanding or repurchase shares of our common stock under our repurchase program.
In November 2021, our board of directors approved a program for the repurchase of outstanding shares of our common stock with an aggregate purchase amount of up to $10.0 million. Shares may be repurchased under the program from time to time, in amounts and at prices that the company deems appropriate, subject to market and business conditions, applicable legal requirements and other considerations. As of the end of the third quarter 2022, we repurchased approximately 56,000 shares of our common stock for aggregate consideration of approximately $1.1 million with remaining authorization under this program of $8.9 million.
In the fourth quarter of 2021, we completed the acquisition of Hawker for total cash consideration of $5.1 million, of which, $3.4 million was paid in the fourth quarter of 2021 with the balance expected to be paid over the next five years, including $0.5 million paid in the first nine months of 2022. For additional information, see Note 4 Acquisitions. We may pursue other acquisitions in the future, which may be funded with cash and/or equity. Our ability to make significant acquisitions for cash may require us to pursue additional equity or debt financing, which we may not be able to obtain on terms acceptable to us or at all.
Our cash flows for the nine months ended September 30, 2022 and 2021 are presented below (in millions):

	Nine Months Ended September 30,
	2022	2021
Net cash used in operating activities	$(32.1)	$(8.1)
Net cash provided by (used in) investing activities	(2.6)	4.5
Net cash provided by (used in) financing activities	9.2	(74.6)
Effect of exchange rate changes on cash	(1.6)	(0.4)
Net decrease in cash, cash equivalents and restricted cash	$(27.1)	$(78.6)
Net cash used in operating activities
Net cash used in operating activities was $32.1 million for the nine months ended September 30, 2022 compared to $8.1 million for the nine months ended September 30, 2021. This decline in operating cash flows is primarily attributable to net increases in working capital, primarily inventory and accounts receivable, which used cash of $85.6 million for the nine months ended September 30, 2022 compared to providing cash of $2.8 million for the nine months ended September 30, 2021. This decline was partially offset by an improvement in net income adjusted for non-cash items, which provided $53.4 million of cash for the nine months ended September 30, 2022 compared to using $10.9 million for the nine months ended September 30, 2021.
Net cash provided by (used in) investing activities
Net cash used in investing activities was $2.6 million for the nine months ended September 30, 2022, including $4.8 million of capital expenditures, partially offset by $2.7 million of proceeds from the sale of property and equipment. Net cash provided by investing activities was $4.5 million for the nine months ended September 30, 2021, including $6.8 million of proceeds from the sale of property and equipment, partially offset by $1.3 million of cash paid for the net working capital settlement related to the disposition of our ABZ and QVA valve brands and $1.0 million of capital expenditures.
Net cash provided by (used in) financing activities
Net cash provided by financing activities was $9.2 million for the nine months ended September 30, 2022 compared to $74.6 million of cash used in financing activities for the nine months ended September 30, 2021, respectively. The change in net cash provided by (used in) financing activities primarily resulted from $10.7 million of net borrowings on the revolving Credit Facility for the nine months ended September 30, 2022 compared to a net $58.6 million of cash used to repurchase 2025 Notes and $13.1 million of repayments on the revolving Credit Facility during the nine months ended September 30, 2021.

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

Summarized financial information for the year-to-date interim period and the most recent annual period was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Summarized Statements of Operations	2022	2021	2022	2021
Revenue	$145,028	$108,099	$398,412	$287,336
Cost of sales	108,175	86,495	299,714	229,143
Operating income (loss)	19,013	(3,998)	39,096	(31,892)
Net income (loss)	16,477	(11,587)	16,542	(63,056)

	September 30, 2022	December 31, 2021
Summarized Balance Sheet
Current assets	$361,048	$327,281
Non-current assets	276,435	298,172

Current liabilities	$166,770	$144,487
Payables to non-guarantor subsidiaries	132,073	125,281
Non-current liabilities	268,622	259,622
Critical accounting policies and estimates
There have been no material changes in our critical accounting policies and procedures during the nine months ended September 30, 2022. For a detailed discussion of our critical accounting policies and estimates, refer to our 2021 Annual Report on Form 10-K. For recent accounting pronouncements, refer to Note 2 Recent Accounting Pronouncements.

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
Our management, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b) as of September 30, 2022. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2022.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
Information related to Item 1. Legal Proceedings is included in Note 11 Commitments and Contingencies, which is incorporated herein by reference.
Item 1A. Risk Factors
For additional information about our risk factors, see “Risk Factors” in Item 1A of our 2021 Annual Report on Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
In November 2021, our board of directors approved a program for the repurchase of outstanding shares of our common stock with an aggregate purchase amount of up to $10 million. Shares may be repurchased under the program from time to time, in amounts and at prices that the company deems appropriate, subject to market and business conditions, applicable legal requirements and other considerations. The program may be executed using open market purchases pursuant to Rule 10b-18 under the Exchange Act, in privately negotiated agreements, by way of issuer tender offers, Rule 10b5-1 plans or other transactions. From the inception of the program through September 30, 2022, we have repurchased approximately 56 thousand shares of our common stock for aggregate consideration of approximately $1.1 million at an average price of $18.87 per share, with remaining authorization under this program of $8.9 million. There is no expiration date for the program.
No shares were purchased during the nine months ended September 30, 2022.
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

FORUM ENERGY TECHNOLOGIES, INC.
Date:	November 9, 2022	By:	/s/ D. Lyle Williams, Jr.
D. Lyle Williams, Jr.
Executive Vice President and Chief Financial Officer
(As Duly Authorized Officer and Principal Financial Officer)

		By:	/s/ Katherine C. Keller
Katherine C. Keller
Vice President and Principal Accounting Officer
(As Duly Authorized Officer and Principal Accounting Officer)