Form 10-K
period 2022-12-31
FORUM ENERGY TECHNOLOGIES, INC.
filed 2023-02-28
CIK 1401257

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________________
FORM 10-K
____________________________________

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of Common Stock held by non-affiliates on June 30, 2022, determined using the per share closing price on the New York Stock Exchange Composite tape of $19.62 on June 30, 2022, was approximately $90.9 million. For this purpose, our executive officers and directors and SCF Partners L.P. and its affiliates are considered affiliates.
As of February 24, 2023, there were 10,297,809 common shares outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of our Proxy Statement for the 2023 Annual Meeting of Stockholders are incorporated by reference into Part III of this report.

Forum Energy Technologies, Inc.

PART I
Item 1. Business
Forum Energy Technologies, Inc., a Delaware corporation (the “Company,” “FET,” “Forum,” “we,” “our” or “us”), is a global company serving the oil, natural gas, industrial and renewable energy industries. Our common shares are listed on the New York Stock Exchange (“NYSE”) under the symbol “FET.” Our principal executive offices are located at 10344 Sam Houston Park Drive, Houston, Texas 77064, our telephone number is (713) 351-7900, and our website is www.f-e-t.com. Our Annual Reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and all amendments thereto, are available free of charge in the “Investors” section of our website as soon as reasonably practicable after such reports are electronically filed with or furnished to the Securities and Exchange Commission (“SEC”). These reports are also available on the SEC’s website at www.sec.gov. Information contained on or accessible from our website is not incorporated by reference into this Annual Report on Form 10-K and should not be considered part of this report or any other filing that we make with the SEC.
Overview
We are a global company serving the oil, natural gas, industrial and renewable energy industries. FET provides value added solutions aimed at improving the safety, efficiency, and environmental impact of our customers' operations. We are an environmentally and socially responsible company headquartered in Houston, Texas with manufacturing, distribution and service facilities strategically located throughout the world. Our products include highly engineered capital equipment as well as consumable products. These consumable products are used in drilling, well construction and completions activities and at processing centers and refineries. Our engineered capital products are directed at drilling rig equipment for constructing new or upgrading existing rigs, subsea construction and development projects, pressure pumping equipment, the placement of production equipment on new producing wells, downstream capital projects and capital equipment for renewable energy projects. In 2022, over 68% of our revenue was derived from consumable products and activity-based equipment, while the balance was primarily derived from capital products with a small amount from rental and other services.
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
We incorporate by reference the segment and geographic information for the last two years set forth in Note 17 Business Segments, and the information with respect to an acquisition set forth in Note 4 Acquisition.
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

There are several factors that drive demand for our Drilling & Downhole segment. Our Drilling Technologies product line is influenced by global drilling activity, the level of capital investment in drilling rigs and equipment replacement as drilling contractors modify or replace existing rigs to improve capability, efficiency or safety, and the number of rigs in use, and the severity of operating conditions. Our Downhole Technologies product line is impacted by the level of well completion activity and complexity of well construction and completion. Our Subsea Technologies product line is affected by global offshore activity, defense spending, subsea equipment and pipeline installation, repair and maintenance expenditures, and growth in offshore windfarm development.
Drilling Technologies. We provide both drilling capital equipment and consumables, with a focus on products that enhance our customers’ handling of tubulars and drilling fluids on the drilling rig. Our product offering includes powered and manual tubular handling equipment; customized offline crane systems; drilling data acquisition management systems; pumps, pump parts, valves, and manifolds; drilling fluid end components; and, a broad line of items consumed in the drilling process.
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
In addition to powered tubular handling equipment, we design and manufacture drilling manifold systems and high-pressure piping packages. Finally, we repair and service drilling equipment for both land and offshore rigs. Many of our service employees work in the field to address problems at the rig site.
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
Our primary customers in this product line include domestic and international drilling rig contractors operating land and offshore based drilling rigs.
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
Casing and cementing tools. Through our Davis-Lynch™ branded downhole well construction operations, we design and manufacture products used in the construction of oil, natural gas and geothermal wells. We supply a full portfolio of centralizers, float equipment, stage cementing tools, inflatable packers, flotation collars, cementing plugs and surge reduction equipment. Our products are used globally in the construction of onshore and offshore wells.
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
Stimulation and Intervention. We provide a broad range of high-pressure pumps and flow equipment used by pressure pumping companies during stimulation, intervention (principally plug and perforation activity) and flowback processes. We sell power end assemblies, industrial heat exchanger and cooling systems, manifolds and manifold trailers, high-pressure flexible hoses and flow iron. Frequent refurbishment and recertification of flow equipment is critical to ensuring the reliable and safe operation of a pressure pumping company’s fleet. We perform these services and position inventory in strategic locations in North America.
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
Coiled Tubing. We manufacture Global Tubing® branded coiled tubing strings, including DURACOIL (quench and temper), and coiled line pipe, and provide related services. Coiled tubing strings are consumable components utilized to perform well completion and intervention activities. Our coiled line pipe offering serves as an alternative to conventional line pipe and composite flexibles in onshore and offshore applications. In addition, our coiled line pipe offering can be utilized for carbon capture projects to transport carbon for injection into underground storage.
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
Valve Solutions. We provide a wide range of industrial valves that principally serve the upstream, midstream and downstream markets of the oil and natural gas industry. Our valves also serve general industrial, power generation and process industry customers as well as the mining industry. In addition, our Canadian operations provide significant exposure to heavy oil projects. We provide ball, gate, globe and check valves across a range of sizes and applications.
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
Backlog
As we provide a mix of consumable products, capital goods, and repair parts and services, the majority of orders and commitments included in our backlog as of December 31, 2022 are scheduled to be delivered within six months. Our backlog was approximately $264.8 million at December 31, 2022 and approximately $196.5 million at December 31, 2021. Substantially all of the projects currently in our backlog are subject to change and our customers may seek to terminate these orders. However, customers are generally required to pay us for work performed as well as other costs and fees as a result of such changes or termination. It is difficult to predict how much of our current backlog may be delayed or terminated, or subject to changes, as well as our ability to collect termination or change fees.
Our consumable and repair products are predominantly off-the-shelf items requiring short lead-times, generally less than six months, and our related refurbishment or other services are also not contracted with significant lead time. The composition of our backlog is reflective of our mix of capital equipment, consumable products, aftermarket and other related items. Our bookings, which consist of written orders or commitments for our products or related services, during the years ended December 31, 2022 and 2021 were approximately $780.7 million and $632.3 million, respectively.
Customers
No customer represented more than 10% of consolidated revenue in any of the last two years.
Seasonality
Our business is not significantly impacted by seasonality. However, our customers are susceptible to exhausting their capital and operating budgets in the fourth quarter. As a result, we may experience decreased demand for our products in the fourth quarter. In addition, given the geographic proximity of a number of our facilities to the Gulf Coast, we are subject to business interruptions caused by hurricanes and tropical storms. Furthermore, a small portion of the revenue we generate from select Canadian operations often benefits from higher first quarter activity levels, as operators take advantage of the winter freeze to gain access to remote drilling and production areas.
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
Timely receipt of raw materials is critical to our business. In 2021, we were negatively impacted by various transportation and other supply chain constraints, which caused manufacturing delays for some of our products. During 2022, supply chain constraints eased; however, raw material prices for many of our product lines were negatively impacted by inflationary pressures. In the future, while we anticipate inflationary pressures will improve, and supply chain constraints will continue to ease, the timing of any reduction in inflation is unknown, and it is unclear whether we will be able to continue purchasing raw materials on a timely basis or at acceptable prices. We generally try to purchase raw materials from multiple suppliers so that we are not dependent on any one supplier, but this is not always possible.
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
The trend in environmental regulation has been to impose increasingly stringent restrictions and limitations on activities that may impact the environment, and thus, any changes in environmental laws and regulations or in enforcement policies that result in more stringent and costly waste handling, storage, transport, disposal, or remediation requirements could have a material adverse effect on our operations and financial position. Moreover, accidental releases or spills of regulated substances may occur in the course of our operations, and if so, we may incur significant costs and liabilities as a result of such releases or spills, including any third-party claims for damage to property, natural resources or persons.
The following is a summary of the more significant existing environmental, health and safety laws and regulations to which our business operations are subject and for which compliance may have a material adverse impact on our capital expenditures, results of operations or financial position.
Hazardous substances and waste
The Resource Conservation and Recovery Act (“RCRA”) and comparable state statutes, regulate the generation, transportation, treatment, storage, disposal and cleanup of hazardous and non-hazardous wastes. Under the auspices of the Environmental Protection Agency (“EPA”), the individual states administer some or all of the provisions of the RCRA, sometimes in conjunction with their own, more stringent requirements. We are required to manage the transportation, storage and disposal of hazardous and non-hazardous wastes in compliance with the RCRA.
The Comprehensive Environmental Response, Compensation, and Liability Act (“CERCLA”), also known as the Superfund law, imposes joint and several liability, without regard to fault or legality of conduct, on classes of persons who are considered to be responsible for the release of a hazardous substance into the environment. These persons include the owner or operator of the site where the release occurred, and anyone who disposed or arranged for the disposal of a hazardous substance released at the site. We currently own, lease, or operate numerous properties that have been used for manufacturing and other operations for many years. We also contract with waste removal services and landfills. These properties and the substances disposed or released on them may be subject to the CERCLA, RCRA and analogous state laws. Under such laws, we could be required to remove previously disposed substances and wastes, remediate contaminated property, or perform remedial operations to prevent future contamination. In addition, it is not uncommon for neighboring landowners and other third-parties to file claims for personal injury and property damage allegedly caused by hazardous substances released into the environment.
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
Employees
As of December 31, 2022, we had approximately 1,500 employees. Of our total employees, approximately 1,100 were in the U.S., 150 were in the United Kingdom, 100 were in Germany, 100 were in Canada and 50 were in other locations. We are not a party to any collective bargaining agreements, other than in our Hamburg, Germany facility. We consider our relations with our employees to be satisfactory.

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
•A deterioration of global economic conditions could adversely affect our financial condition and results of operations.
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
•The impact and effects of public health crises, pandemics and epidemics, such as the COVID-19 pandemic, could have a material adverse effect on our business, financial condition and results of operations.
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
•domestic and foreign supply of and demand for oil and natural gas;
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
•COVID-19 and related public health measures implemented by governments worldwide and the occurrence or threat of other epidemic or pandemic diseases, including variants of COVID-19, and any government response to such occurrence or threat;
•ability of our customers to access new markets or areas of production or to continue to access current markets, including as a result of trade restrictions;
•weather conditions, including hurricanes and tornadoes, that can affect oil and natural gas operations;
•natural disasters, catastrophes or other events resulting in severe property damage;
•governmental regulations, including those instituted in connection with a response to climate change;
•prohibitions, moratoriums or similar limitations on drilling or hydraulic fracturing activity resulting in a cessation or disruption of operations;
•domestic and worldwide economic and political conditions, including inflationary pressures, further increases in interest rates and the cost of capital, a general economic slowdown or recession, political tensions and war (including future developments in the ongoing Russia-Ukraine conflict);
•financial stability of our customers and other industry participants;
•political instability in oil and natural gas producing countries;
•increased pressures to invest in sustainable energy sources, shareholder activism or activities by non-governmental organizations to restrict the exploration, development and production of oil and natural gas;
•investors reducing, or ceasing to provide, funding to the oil and natural gas industry in response to initiatives to limit climate change;
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
The oil and natural gas industry has historically experienced periodic reductions in the overall level of exploration and development activities in connection with declines in commodity prices. As a result, there are periodic reductions in the demand for our products and services, downward pressure on the prices that we charge and ultimately an adverse impact on our business. During the year ended December 31, 2022, ongoing COVID-19 outbreaks and related work restrictions impacted demand for oil and natural gas and caused disruptions in global supply chains, which have contributed to price volatility and inflationary pressures for certain goods and services. Although, during the year oil and gas prices and demand increased significantly from the historic lows seen in the first half of 2020, it is uncertain whether prices will maintain current levels, decline or increase. Furthermore, there can be no assurance that the demand or pricing for oil and natural gas will follow historic patterns, including as a result of increased availability of alternative energy sources. Declines in oil and natural gas prices, decreased levels of exploration, development, and production activity, use of alternative sources of energy, and the willingness of customers to invest in their equipment relative to historical norms may negatively affect:
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
We cannot accurately predict what or how many products our customers will need in the future. Orders are placed with our suppliers based on forecasts of customer demand and, in some instances, we may establish buffer inventories to accommodate anticipated demand. At certain times, we have built capital equipment before receiving customer orders. Our forecasts of customer demand are based on multiple assumptions, which have introduced errors into the estimates. These forecasts have been particularly challenging to develop as a result of uncertainty created by COVID-19 outbreaks and related work restrictions, and U.S. recessionary pressures and supply chain inefficiencies preventing our customers from receiving finished goods. In addition, many of our suppliers, such as those for certain of our standardized valves, require a longer lead time to provide products than our customers demand for delivery of our finished products. If we underestimate customer demand or if insufficient manufacturing capacity is available, we would miss revenue opportunities and potentially lose market share and damage our customer relationships. Conversely, if we overestimate customer demand, we would allocate resources to the purchase of material or manufactured products that we are not be able to sell when we expect to, if at all. As a result, we would hold excess or obsolete inventory, which would reduce gross margin and adversely affect financial results upon writing down the value of inventory. In addition, any future significant cancellations or deferrals of product orders or the return of previously sold products could materially and adversely affect profit margins, increase product obsolescence and restrict our ability to fund our operations.
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
Certain of our product lines depend on a limited number of third-party suppliers. In some cases, the suppliers own the intellectual property rights to the products we sell, or possess the technology or specialized tooling required to manufacture them. As a result of this concentration in part of our supply chain, our business and operations may be negatively affected if our key suppliers were to experience significant disruptions affecting the price, quality, availability or timely delivery of their products, such as from COVID-19, or if they were to decide to terminate their relationships with us. For example, we have a limited number of suppliers for our bearings product lines and certain of our valve product lines. The limited number of these suppliers can restrict the quantity and timeliness of customer deliveries. In addition, some of our suppliers have imposed more stringent payment terms and conditions on us based on our perceived risk as a counterparty. The partial or complete loss of any one of our key suppliers, a significant adverse change in the relationship with any of these suppliers, through consolidation or otherwise, would limit our ability to manufacture and sell certain of our products.
Our business depends upon our ability to obtain key raw materials and specialized equipment from suppliers. Increased costs of raw materials and other components, and inflationary pressure, may result in increased operating expenses.
Should our suppliers be unable to provide the necessary raw materials or finished products or otherwise fail to deliver such materials and products timely and in the quantities required, resulting delays in the provision of products or services to customers could have a material adverse effect on our business. In particular, because many of our products are manufactured out of steel, we are particularly susceptible to fluctuations in steel prices and tariffs. Our results of operations may be adversely affected by our inability to manage the rising costs and availability of raw materials and components used in our products. For example, our Coiled Tubing product line was unable to source a sufficient amount of steel during the third and fourth quarters of 2021 to satisfy customer orders on a timely basis. In addition to the impact of COVID-19 and related supply chain and operational disruptions, the availability and cost of necessary raw materials and finished products may be impacted by macroeconomic demand, various national, regional, local, economic and political factors, and inflationary pressures.
Some of our contracts require us to compensate customers if we do not meet specified delivery obligations. We rely on suppliers to provide required materials and in many instances these materials must meet certain specifications. Managing a geographically diverse supply base poses inherently significant logistical challenges. Furthermore, the ability of third-party suppliers to deliver materials to our specifications may be affected by events beyond our control. As a result, there is a risk that we could experience diminished supplier performance resulting in longer than expected lead times and/or product quality issues. For example, in the past, we have experienced issues with the quality of certain forgings used to produce materials utilized in our products. As a result, we were required to seek alternative suppliers for those forgings, which resulted in increased costs and a disruption in our supply chain. We have also been required in certain circumstances to provide better economic terms to some of our suppliers in exchange for their agreement to increase their capacity to satisfy our supply needs. The occurrence of any of the foregoing factors would have a negative impact on our ability to deliver products to customers within committed time frames.
A deterioration of global economic conditions could adversely affect our financial condition and results of operations.
A deterioration in global economic conditions, including an economic slowdown or recession in the United States or in any other country that significantly affects the supply of or demand for oil or natural gas, inflation, geopolitical issues such as the continuing conflict between Russia and Ukraine, the availability and cost of credit and supply chain disruptions, could adversely affect our financial condition and results of operations. Global economic conditions have a significant impact on oil and natural gas prices, and any stagnation or deterioration in these conditions could result in less demand for our products and services and could cause our customers to reduce their planned capital spending. Adverse global economic conditions also may cause our customers, vendors and/or suppliers to lose access to the financing necessary to sustain or increase their current level of operations, fulfill their commitments and/or fund future operations and obligations. Additionally, if inflation increases, we may be unable to raise pricing for our products and services at or above the rate of inflation, which could reduce our profit margins. In the past, global economic conditions, and expectations for future global economic conditions, have sometimes experienced significant deterioration in a relatively short period of time and there can be no assurance that global economic conditions or expectations for future global economic conditions will recover in the near term or not quickly deteriorate again due to one or more factors.

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
The efficient operation of our business is dependent on our information technology (“IT”) systems. Accordingly, we rely upon the capacity, reliability and security of our IT hardware and software infrastructure and our ability to expand and update this infrastructure in response to our changing needs, including remote connectivity. Despite our implementation of security measures, our IT systems are vulnerable to computer viruses, natural disasters, incursions by intruders or hackers, failures in hardware or software, power fluctuations, cyber terrorists and other similar disruptions. Geopolitical tensions or conflicts, such as Russia’s invasion of Ukraine, may further heighten the risk of cyber attacks. In certain instances, our IT systems have failed to perform as anticipated, resulting in disruptions in operations and other adverse consequences. Should our IT systems materially fail in the future, it may result in numerous other adverse consequences, including reduced effectiveness and efficiency of our operations, inappropriate disclosure or loss of confidential or sensitive information, increased overhead costs, and loss of intellectual property, which could lead to liability to third parties or otherwise and have a material adverse effect on our business and results of operations. While we carry cyber insurance, we cannot be certain that our coverage will be adequate for liabilities actually incurred, that insurance will continue to be available to us on economically reasonable terms, or at all, or that any insurer will not deny coverage as to any future claim. In addition, we may be required to incur significant costs to prevent damage caused by these disruptions or security breaches in the future. Further, cyber attacks on a communications network or power grid could cause operational disruption resulting in loss of revenues.
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

The impact and effects of public health crises, pandemics and epidemics, such as the COVID-19 pandemic, could have a material adverse effect on our business, financial condition and results of operations.

Public health crises, pandemics and epidemics, such as the COVID-19 pandemic, and fear of such events have adversely impacted and may continue to adversely impact our operations, the operations of our customers and the global economy, including the worldwide demand for oil and natural gas and the level of demand for our products and services. Other effects of such public health crises, pandemics and epidemics, including the COVID-19 pandemic, have included and may continue to include significant volatility and disruption of the global financial markets; continued volatility of oil and natural gas prices and related uncertainties around OPEC+ production; disruption of our operations; impact to costs; loss of workers; labor shortages; operational and supply chain disruptions; material or equipment shortages; logistics constraints; customer demand for our products and services and industry demand generally; capital spending by oil and natural gas companies; our liquidity; the price of our securities and trading markets with respect thereto; our ability to access capital markets; asset impairments and other accounting changes; certain of our customers experiencing bankruptcy or otherwise becoming unable to pay vendors, including us; and employee impacts from illness, travel restrictions, including border closures and other community response measures. Such public health crises, pandemics and epidemics are continuously evolving and the extent to which our business operations and financial results continue to be affected depends on various factors beyond our control, such as the duration, severity and sustained geographic resurgence of the COVID-19 virus; the emergence, severity and spread of new variants of the COVID-19 virus; the impact and effectiveness of governmental actions to contain and treat such outbreaks, including government policies and restrictions; vaccine hesitancy, vaccine mandates, and voluntary or mandatory quarantines; and the global response surrounding such uncertainties.
Given the dynamic nature of these events, we cannot reasonably estimate the period of time that COVID-19 and related market conditions will persist, the full extent of the impact they will have on our business, financial condition, results of operations or cash flows or the pace or extent of any subsequent recovery. The ultimate extent of the impact of COVID-19 will depend largely on future developments, including the spread of the virus within communities, the success of programs designed to prevent the virus and its spread and the related impact on overall economic activity, all of which are uncertain and cannot be predicted with certainty at this time. For more information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Market Conditions.”
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
The EPA has asserted federal authority over hydraulic fracturing using fluids that contain “diesel fuel” under the federal Safe Drinking Water Act (“SDWA”) Underground Injection Control Program and has issued permitting guidance for hydraulic fracturing operations involving the use of diesel fuel in fracturing fluids in those states where the EPA is the permitting authority.  Additionally, in March 2015, the Department of the Interior’s Bureau of Land Management (“BLM”) issued final rules, including new requirements relating to public disclosure, wellbore integrity and handling of flowback water, to regulate hydraulic fracturing on federal and Indian lands. These rules were rescinded by rule in December 2017; however, in January 2018, California and a coalition of environmental groups filed a lawsuit in the Northern District of California to challenge the BLM’s rescission of the rules. The Northern District of California upheld the rescission in 2020, but this decision was then appealed to the Ninth Circuit Court of Appeals. This litigation is ongoing and future implementation of the BLM rules is uncertain at this time.
In past sessions, Congress has considered, but not passed, the adoption of legislation to provide for federal regulation of hydraulic fracturing under the SDWA and to require disclosure of the chemicals used in the hydraulic fracturing process. Some states have adopted, and other states are considering adopting, legal requirements that could impose more stringent permitting, public disclosure or well construction requirements on hydraulic fracturing activities or impose bans or moratoria on these activities altogether. Local governments also may seek to adopt ordinances within their jurisdictions regulating the time, place and manner of drilling activities in general or hydraulic fracturing activities in particular, in some cases banning hydraulic fracturing entirely. For example, the Colorado state legislature passed a package of hydraulic fracturing regulations in April 2019. Under the new law, the state oil and natural gas agency must review well locations for environmental protection criteria. In addition, the legislation broadened the authority for local governments to further regulate or restrict hydraulic fracturing. In April 2021, the California governor’s office directed state regulators to end the issuance of new permits for hydraulic fracturing by January 2024. In February 2018, the Oklahoma Corporation Commission released a protocol that requires operators to suspend hydraulic fracturing well completion operations in response to certain levels of seismic activity.
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
In January 2021, President Biden signed an executive order that, among other things, instructed the Secretary of the Interior to pause new oil and natural gas leases on public lands or in offshore waters pending completion of a comprehensive review and reconsideration of federal oil and natural gas permitting and leasing practices. Following that executive order, the acting Secretary of the Interior issued an order imposing a 60 day pause on the issuance of new leases, permits and right-of-way grants for oil and gas drilling on federal lands, unless approved by senior officials at the Department of the Interior. In March 2021, prior to the expiration of the Secretary of the Interior’s order, President Biden announced that career staff at the Department of the Interior would resume processing oil and gas drilling permits. In August 2022, a federal judge for the U.S. District Court of the Western District of Louisiana issued a permanent injunction against the pause of oil and natural gas leasing on public lands or in offshore waters of the thirteen plaintiff states that brought the lawsuit, which followed a June 2021 nationwide preliminary injunction by the district court that was subsequently vacated by the U.S. Court of Appeals for the Fifth Circuit. The full impact of these federal actions remains unclear, and if other restrictions or prohibitions become effective in the future, they could have an adverse impact on our business, financial condition, results of operations and cash flows.
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
The U.S. government imposed global tariffs on certain imported steel and aluminum products pursuant to Section 232 of the Trade Expansion Act of 1962, as well as tariffs on imports of various Chinese product (including steel) pursuant to Section 301 of the Trade Act of 1974. In response, China and other countries have imposed retaliatory tariffs on a wide range of U.S. products, including those containing steel and aluminum. The U.S. government recently entered into tariff agreements with the European Union, Japan, and the United Kingdom to ease Section 232 tariffs on the close allies and trade partners, but Section 232 tariffs still remain in effect with respect to the other nations. In addition, the U.S. government issued a final determination pursuant to an anti-dumping duty order on certain hot-rolled steel products from Japan, in which it found imports of the subject merchandise were sold in the United States at prices below normal value during the October 2019 to September 2020 time period. As a result, the U.S. government assessed a dumping margin of 24.07% for imports from Japan of the subject steel products. Further, the U.S. government conducted a sunset review on its existing anti-dumping duty on certain hot-rolled steel products from Australia, Brazil, Japan, the Republic of Korea, the Netherlands, the Republic of Turkey, and the United Kingdom that was issued in 2016, and determined to continue the anti-dumping duty order on all subject steel products except for those from Brazil. Our efforts to mitigate the impact of tariffs on raw materials through the diversification of our supply chain, exemption requests and other measures may not be sufficiently successful. Furthermore, a prolonged imposition of tariffs on our goods could have a significant adverse effect on our results of operations.
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
One of our subsidiaries has been and continues to be named as a defendant in asbestos related product liability actions. The actual amounts expended on asbestos-related claims in any year may be impacted by the number of claims filed, the nature of the allegations asserted in the claims, the jurisdictions in which claims are filed, and the number of settlements. As of December 31, 2022, our subsidiary has a net liability of $0.3 million for the estimated indemnity cost associated with the resolution of its current open claims and future claims anticipated to be filed during the next five years.
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
Environmental advocacy groups and regulatory agencies in the U.S. and other countries have focused considerable attention on the emissions of carbon dioxide, methane and other greenhouse gases and their potential role in climate change. In response to scientific studies suggesting that emissions of GHGs, including carbon dioxide and methane, are contributing to the warming of the Earth’s atmosphere and other climatic conditions, the U.S. Congress has considered adopting comprehensive legislation to reduce emissions of GHGs, and almost half of the states have already taken legal measures to reduce emissions of GHGs, primarily through measures to promote the use of renewable energy and/or regional GHG cap-and-trade programs. The EPA has attempted to regulate greenhouse gas emissions under the federal Clean Air Act. In December 2009, the EPA determined that emissions of carbon dioxide, methane and certain other GHGs endanger public health and the environment because emissions of such gases are, according to the EPA, contributing to warming of the Earth’s atmosphere and other climatic changes. In October 2015, the EPA finalized the Clean Power Plan (“CPP”), which tried to impose additional obligations on the power generation sector to reduce GHG emissions. In August 2019, the EPA finalized the repeal of the 2015 regulations and replaced them with the Affordable Clean Energy rule (“ACE”), which designates heat rate improvement, or efficiency improvement, as the best system of emissions reduction for carbon dioxide from existing coal-fired electric utility generating units. In 2021, the U.S. Court of Appeals for the District of Columbia struck down the ACE rule but did not reinstate the former CPP regulation. In June 2022, the CPP was struck down by the United States Supreme Court, which held that Congress did not grant EPA the authority to devise emissions caps based on the generation-shifting approach the EPA took in the CPP. In August 2020, the EPA rescinded methane and volatile organic compound emissions standards for new and modified oil and gas transmission and storage infrastructure previously promulgated in 2016, as well as methane limits for new and modified oil and gas production and processing equipment. The EPA also relaxed requirements for oil and gas operators to monitor emissions leaks. However, in November 2021, the EPA proposed new source performance standards (“NSPS”) updates and emission guidelines to reduce methane and other pollutants from the oil and gas industry. In December 2022, the EPA issued a supplemental proposal to update, strengthen, and expand the November 2021 NSPS updates and further reduce methane and other pollutants from the oil and gas industry. The public comment period on the proposed rule ended on January 5, 2023. The EPA has also adopted rules requiring the reporting of greenhouse gas emissions from specified large greenhouse gas emission sources in the U.S., including oil and natural gas systems. In August 2022, President Biden also signed into law the Inflation Reduction Act, which contains tax inducements and other provisions that incentivize investment, development, and deployment of alternative energy sources and technologies, which could increase operating costs within the oil and gas industry and accelerate the transition away from fossil fuels.
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
Members of the investment community have recently increased their focus on sustainability practices, including practices related to GHGs and climate change, in the oil and natural gas industry. As a result, we and our customers have come under increasing pressure to improve our sustainability and other Environmental, Social and Governance (“ESG”) performance and to increase our public reporting and disclosure on our ESG practices. Some of our customers have begun to screen their service providers, including us, for compliance with sustainability metrics and we may incur additional costs to comply with ESG reporting expectations and ESG-linked contracting policies for our customers and suppliers.
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
The market price of common stock of companies engaged in the oil and natural gas equipment manufacturing and services industry has been volatile. Likewise, the market price of our common stock has varied significantly in the past. For example, in 2022, the market price of our common stock reached a high of $31.36 per share on December 20, 2022, and a low of $16.79 per share on January 5, 2022. We expect our stock price to continue to remain volatile given the cyclical nature of our industry and our limited public float.
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
The restrictions in our debt agreements may have significant consequences for our future prospects, including limiting our liquidity and flexibility in obtaining additional financing, increasing our vulnerability to general adverse economic and industry conditions, and reducing our flexibility to plan for, and react to, changes in the economy and in our industry. Our ability to pay our expenses, and fund our working capital needs and debt obligations, will depend on our future performance, which will be affected by financial, business, economic, regulatory and other factors that are outside of our control. As a result of these factors, our business may not generate sufficient cash flow from operations to enable us to meet our debt obligations.
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
Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
The following table describes the significant facilities owned or leased by us as of December 31, 2022, for our Drilling & Downhole (“D&D”), Completions (“C”) and Production (“P”) segments:

Country	Location	Number of facilities	Description	Leased or Owned	Segments
Canada	Red Deer	2	Service/Distribution	Leased	C
	Calgary	1	Manufacturing	Leased	C
	Edmonton	2	Service/Distribution	Leased	Shared
	Grande Prairie	1	Service/Distribution	Leased	C
Germany	Hamburg	1	Manufacturing	Leased	D&D
Saudi Arabia	Dammam	1	Manufacturing/Distribution	Owned	Shared
UAE	Jebel Ali	1	Service/Distribution	Leased	D&D
United Kingdom	Aberdeen	1	Service/Distribution	Leased	D&D
	Kirkbymoorside	1	Manufacturing	Owned	D&D
United States	Broussard, LA	1	Manufacturing/Service/Distribution	Leased	Shared
	Bryan, TX	1	Manufacturing	Leased	Shared
	Clearfield, PA	1	Manufacturing/Service/Distribution	Owned	P
	Dayton, TX	1	Manufacturing	Owned	C
	Fort Worth, TX	1	Manufacturing/Service	Leased	C
	Guthrie, OK	1	Manufacturing	Leased	P
	Houston, TX	2	Corporate/Manufacturing	Leased	Shared
	Humble, TX	1	Manufacturing	Leased	C
	Midland, TX	1	Service/Distribution	Leased	C
	Odessa, TX	1	Service/Distribution	Leased	C
	Odessa, TX	1	Service/Distribution	Leased	D&D
	Pearland, TX	1	Manufacturing/Distribution	Owned	D&D
	Plantersville, TX	1	Manufacturing/Distribution	Leased	D&D
	Smock, PA	1	Service	Leased	C
	Stafford, TX	1	Manufacturing/Distribution	Leased	P
	Stafford, TX	1	Manufacturing	Owned	D&D
	Tyler, TX	1	Distribution	Leased	D&D
	Williston, ND	1	Service/Distribution	Leased	Shared
We believe our facilities are suitable for their present and intended purposes, and are adequate for our current and anticipated level of operations. During 2022, the Company sold and leased back the properties located in Broussard, Louisiana; Bryan, Texas; Odessa, Texas; and, Plantersville, Texas. Refer to the information set forth in Note 6 Property and Equipment and Note 9 Leases.
We incorporate by reference the information set forth in Item 1 and Item 7 of this Annual Report on Form 10-K and the information set forth in Note 6 Property and Equipment, Note 9 Leases and Note 12 Commitments and Contingencies.

Item 3. Legal Proceedings
Information related to Item 3. Legal Proceedings is included in Note 12 Commitments and Contingencies, which is incorporated herein by reference. In addition to these matters, we are involved in other legal proceedings incidental to the conduct of our business. We do not believe that any of these legal proceedings will have a material adverse effect on our financial condition, results of operation or cash flows.
Item 4. Mine Safety Disclosures
Not applicable.
Information About Our Executive Officers
The following table indicates the names, ages and positions of the executive officers of Forum as of February 24, 2023:

Name	Age	Position
C. Christopher Gaut	66	Executive Chairman of the Board
Neal Lux	47	President and Chief Executive Officer
D. Lyle Williams	53	Executive Vice President and Chief Financial Officer
John C. Ivascu	45	Executive Vice President, General Counsel, Chief Compliance Officer and Corporate Secretary
Michael D. Danford	60	Senior Vice President and Chief Human Resources Officer
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

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock trades on the NYSE under the trading symbol “FET.” As of February 24, 2023, there were approximately 36 common stockholders of record. In calculating the number of shareholders, we consider clearing agencies and security position listings as one shareholder for each agency or listing.
No dividends were declared or issued during 2022 or 2021, and we do not currently have any plans to pay cash dividends in the future. Our future dividend policy is within the discretion of our board of directors and will depend upon various factors, including our results of operations, financial condition, capital requirements, investment opportunities, and restrictions under our loan agreements.
Purchase of Equity Securities
Following is a summary of our repurchases of our common stock during the three months ended December 31, 2022.

Period	Total number of shares purchased (a)	Average price paid per share	Total number of shares purchased as part of publicly announced plan or programs (a)	Maximum value of shares that may yet be purchased under the plan or program (in thousands) (a)
October 1, 2022 - October 31, 2022	27,925	$24.94	27,925	$8,243
November 1, 2022 - November 30, 2022	—	$—	—	8,243
December 1, 2022 - December 31, 2022	75,169	$30.62	75,169	5,941
Total	103,094	$29.08	103,094
(a) In November 2021, our board of directors approved a program for the repurchase of outstanding shares of our common stock with an aggregate purchase amount of up to $10.0 million. Shares may be repurchased under the program from time to time, in amounts and at prices that the company deems appropriate, subject to market and business conditions, applicable legal requirements and other considerations. The program may be executed using open market purchases pursuant to Rule 10b-18 under the Securities Exchange Act of 1934 (the "Exchange Act"), in privately negotiated agreements or by way of issuer tender offers, Rule 10b5-1 plans or other transactions. From the inception of the program through December 31, 2022, we have repurchased approximately 159 thousand shares of our common stock for aggregate consideration of $4.1 million. Remaining authorization under this program is $5.9 million.

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
Overview
We are a global company serving the oil, natural gas, industrial and renewable energy industries. FET provides value added solutions aimed at improving the safety, efficiency, and environmental impact of our customers' operations. We are an environmentally and socially responsible company headquartered in Houston, Texas with manufacturing, distribution and service facilities strategically located throughout the world. Our products include highly engineered capital equipment as well as consumable products. These consumable products are used in drilling, well construction and completions activities and at processing centers and refineries. Our engineered capital products are directed at drilling rig equipment for constructing new and upgrading existing rigs, subsea construction and development projects, pressure pumping equipment, the placement of production equipment on new producing wells, downstream capital projects and capital equipment for renewable energy projects. In 2022, over 68% of our revenue was derived from consumable products and activity-based equipment, while the balance was primarily derived from capital products with a small amount from rental and other services.
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
During 2022, the supply of oil and natural gas was further impacted by political and social responses to the Russia and Ukraine war resulting in further increases in energy prices, especially in Europe. In addition, ongoing COVID-19 outbreaks, related work restrictions and other worldwide labor constraints continue to cause disruptions in global supply chains. These disruptions, together with various governmental responses thereto, have led to inflationary pressures. In response, the Federal Reserve raised interest rates significantly in 2022, and further rate increases are expected. These macroeconomic conditions could lead to a global or regional recession, which may lower demand for commodities, such as oil and natural gas, and have a direct impact on commodity prices.
Our revenues are highly correlated to the U.S. drilling rig count, which has increased to 779 rigs as of the end of 2022 from a low of 244 rigs in August 2020. The level of active hydraulic fracturing fleets also increased substantially in 2022 in order to meet increasing oil and natural gas demand. Despite these improvements, drilling and completions activity remains below pre-pandemic levels. Publicly owned exploration and production companies in North America remain under pressure by investors to constrain capital expenditures in order to generate positive cash flows. Privately owned exploration and production companies will fluctuate their drilling and completions activity in response to changes in oil and natural gas prices. It is generally expected that public and private exploration and production companies will continue to make investments in a similar fashion for at least the next twelve months.
Activity levels have also increased in international markets, as well as in global offshore and subsea activity. As a result, demand for our drilling and subsea offerings increased during 2022 due to an improved outlook for our international drilling and subsea customers.
The table below shows average crude oil and natural gas prices for West Texas Intermediate crude oil (“WTI”), United Kingdom Brent crude oil (“Brent”), and Henry Hub natural gas:

	2022	2021
Average global oil, $/bbl
West Texas Intermediate	$94.90	$68.13
United Kingdom Brent	$100.93	$70.86

Average North American Natural Gas, $/Mcf
Henry Hub	$6.45	$3.89
The price of oil has varied dramatically over the last three years. The spot prices for WTI and Brent fell to lows below $15.00 per barrel in April 2020 and rebounded to $48.35 and $51.22, respectively, by December 31, 2020. Prices continued to rebound during 2021 and ended the year up more than 50%. The first half of 2022 saw further increases with WTI and Brent prices reaching highs of $123.64 and $133.18, respectively, before retreating during the second half of 2022 and ending the year at $80.16 and $82.82 for WTI and Brent, respectively. In addition, average natural gas prices were 65.8% higher in 2022 compared to 2021.

The table below shows the average number of active drilling rigs operating by geographic area and drilling for different purposes based on the weekly rig count information published by Baker Hughes Company.

	2022	2021
Active Rigs by Location
United States	723	478
Canada	175	132
International	851	755
Global Active Rigs	1,749	1,365

Land vs. Offshore Rigs
Land	1,528	1,172
Offshore	221	193
Global Active Rigs	1,749	1,365

U.S. Commodity Target
Oil	574	379
Gas	147	98
Other	2	1
Total U.S. Active Rigs	723	478

U.S. Well Path
Horizontal	659	431
Vertical	25	22
Directional	39	25
Total U.S. Active Rigs	723	478
A substantial portion of our revenues is impacted by the level of rig activity and the number of wells completed. The average U.S. rig count for 2022 increased 51% as compared to 2021, while the international rig count increased 13% compared to 2021. The U.S. rig count started 2020 at 805 working rigs and fell 70% to a low of 244 rigs in August 2020. Since that time, the number of active rigs has partially recovered, ending 2022 at 779 rigs. Despite this improvement, the U.S. drilling rig count remains below pre-pandemic levels.
The table below shows the amount of total inbound orders by segment for the years ended December 31, 2022 and 2021:

(in millions of dollars)	2022	2021
Orders:
Drilling & Downhole	$305.8	$282.6
Completions	278.5	207.0
Production	196.4	142.7
Total Orders	$780.7	$632.3

Results of operations

	Year ended December 31,		Change
(in thousands of dollars, except per share information)	2022	2021	$	%
Revenues
Drilling & Downhole	$304,565	$239,895	$64,670	27.0%
Completions	264,951	185,018	79,933	43.2%
Production	131,519	116,710	14,809	12.7%
Eliminations	(1,122)	(555)	(567)	*
Total revenues	$699,913	$541,068	$158,845	29.4%
Cost of sales
Drilling & Downhole	$206,976	$170,610	$36,366	21.3%
Completions	201,371	146,240	55,131	37.7%
Production	104,162	101,432	2,730	2.7%
Eliminations	(1,122)	(555)	(567)	*
Total cost of sales	$511,387	$417,727	$93,660	22.4%
Gross profit
Drilling & Downhole	$97,589	$69,285	$28,304	40.9%
Completions	63,580	38,778	24,802	64.0%
Production	27,357	15,278	12,079	79.1%
Total gross profit	$188,526	$123,341	$65,185	52.8%
Selling, general and administrative expenses:
Drilling & Downhole	$65,388	$64,536	$852	1.3%
Completions	52,015	43,310	8,705	20.1%
Production	27,800	29,632	(1,832)	(6.2)%
Corporate	34,268	31,408	2,860	9.1%
Total selling, general and administrative expenses	$179,471	$168,886	$10,585	6.3%
Segment operating income (loss)
Drilling & Downhole	$32,201	$4,749	$27,452	578.1%
Operating margin %	10.6%	2.0%
Completions	11,565	(4,532)	16,097	355.2%
Operating margin %	4.4%	(2.4)%
Production	(443)	(14,354)	13,911	96.9%
Operating margin %	(0.3)%	(12.3)%
Corporate	(34,268)	(31,408)	(2,860)	(9.1)%
Total segment operating income (loss)	$9,055	$(45,545)	$54,600	119.9%
Operating margin %	1.3%	(8.4)%
Gain on sale-leaseback transactions	(7,000)	—	(7,000)	*
Gain on disposal of assets and other	(1,271)	(1,052)	(219)	*
Operating income (loss)	17,326	(44,493)	61,819	138.9%
Interest expense	31,525	32,009	(484)	(1.5)%
Foreign exchange losses (gains) and other, net	(24,548)	217	(24,765)	*
Loss on extinguishment of debt	—	5,290	(5,290)	*
Total other expense	6,977	37,516	(30,539)	*
Income (loss) before income taxes	10,349	(82,009)	92,358	112.6%
Income tax expense	6,637	642	5,995	*
Net income (loss)	$3,712	$(82,651)	$86,363	104.5%

Weighted average shares outstanding
Basic	5,747	5,643
Diluted	5,951	5,643
Earnings (loss) per share
Basic	$0.65	$(14.65)
Diluted	$0.62	$(14.65)
* not meaningful

Revenues
Our revenue for the year ended December 31, 2022 was $699.9 million, an increase of $158.8 million, or 29.4%, compared to the year ended December 31, 2021. For the year ended December 31, 2022, our Drilling & Downhole segment, Completions segment, and Production segment comprised 43.5%, 37.7% and 18.8% of our total revenues, respectively, compared to 44.3%, 34.1% and 21.6%, respectively, for the year ended December 31, 2021. The overall increase in revenues is primarily related to higher sales volumes due to improving market conditions in 2022 compared to 2021 as a result of higher drilling and completions activity levels to support increasing global energy demand. The changes in revenues by operating segment consisted of the following:
Drilling & Downhole segment — Revenues were $304.6 million for the year ended December 31, 2022, an increase of $64.7 million, or 27.0%, compared to the year ended December 31, 2021. This increase includes a $46.7 million, or 48.3%, increase in revenues for our Drilling Technologies product line primarily due to higher sales volumes of consumable products and capital equipment from the 28.1% year-over-year increase in global rig count. Revenues for our Downhole Technologies product line increased by $15.8 million, or 22.8%, primarily due to higher sales volumes of artificial lift products due to the increase in the number of well completions and workovers in the current year compared to prior year. Revenues for our Subsea Technologies product line were comparable with the prior year.
Completions segment — Revenues were $265.0 million for the year ended December 31, 2022, an increase of $79.9 million, or 43.2%, compared to the year ended December 31, 2021. This increase includes a $59.6 million, or 61.6%, increase in revenues for our Stimulation and Intervention product line and a $20.3 million, or 23%, increase in revenues for our Coiled Tubing product line. The increase of revenues in our Simulation and Intervention product line was primarily due to the higher capital equipment sales to pressure pumping customers and increasing service company demand of wireline cable to support hydraulic fracturing activity. The increase in revenues for our Coiled Tubing product line was driven by increasing U.S. hydraulic fracturing activity levels.
Production segment — Revenues were $131.5 million for the year ended December 31, 2022, an increase of $14.8 million, or 12.7%, compared to the year ended December 31, 2021. Of the total segment’s increase in revenues, $8.9 million or 14.6% was due to higher project revenues for our processing and treatment equipment within our Production Equipment product line. The remaining $5.9 million or 10.5% of the increase is from our Valve Solutions product line due to higher sales volumes in the North America downstream market.
Segment operating income (loss) and segment operating margin percentage
Segment operating income for the year ended December 31, 2022 was $9.1 million compared to a loss of $45.5 million for the year ended December 31, 2021. For the year ended December 31, 2022, segment operating margin percentage was 1.3% compared to (8.4)% for the year ended December 31, 2021. Segment operating margin percentage is calculated by dividing segment operating income (loss) by revenues for the period. The change in operating income (loss) and segment operating margin percentage for each segment is explained as follows:
Drilling & Downhole segment — Segment operating income was $32.2 million, or 10.6%, for the year ended December 31, 2022 compared to $4.7 million, or 2.0%, for the year ended December 31, 2021. The $27.5 million improvement in segment operating results includes higher gross profit from the 27.0% increase in revenues discussed above, partially offset by higher freight and employee related costs.
Completions segment — Segment operating income was $11.6 million, or 4.4%, for the year ended December 31, 2022 compared to a loss of $4.5 million, or (2.4)% for the year ended December 31, 2021. The $16.1 million improvement in segment operating results includes higher gross profit from the 43.2% increase in revenues discussed above, partially offset by higher freight and employee related costs.
Production segment — Segment operating loss was $0.4 million, or (0.3)%, for the year ended December 31, 2022 compared to $14.4 million, or (12.3)% for the year ended December 31, 2021. The $13.9 million improvement in segment operating results included the higher gross profit from the 12.7% increase in revenues discussed above, partially offset by higher freight and material costs as a result of inflationary pressures from global supply chains.
Corporate — Selling, general and administrative expenses for Corporate were $34.3 million for the year ended December 31, 2022, a $2.9 million increase compared to the year ended December 31, 2021. This increase was primarily related to higher variable compensation costs. Corporate costs include, among other items, payroll related costs for management, administration, finance, legal, and human resources personnel; professional fees for legal, accounting and related services; and marketing costs.

Other items not included in segment operating income (loss)
Several items are not included in segment operating income (loss), but are included in the total operating income (loss). These items include Gain on sale-leaseback transactions and Gain on disposal of assets and other. For further information related to Gain on sale-leaseback transactions, see Notes 6 Property and Equipment and 9 Leases.
Other income and expense
Other income and expense includes interest expense, loss on extinguishment of debt and foreign exchange losses.
We incurred $31.5 million of interest expense during the year ended December 31, 2022, which is comparable to the year ended December 31, 2021.
The foreign exchange gains and losses are primarily the result of movements in the British pound, Euro and Canadian dollar relative to the U.S. dollar. These movements in exchange rates create foreign exchange gains or losses when applied to monetary assets or liabilities denominated in currencies other than the location’s functional currency, primarily U.S. dollar denominated cash, trade account receivables and net intercompany receivable balances for our entities using a functional currency other than the U.S. dollar.
During the year ended December 31, 2021, we recognized a $5.3 million loss on extinguishment of debt from the repurchase of an aggregate $59.9 million of principal amount of our 2025 Notes for $58.6 million. The net carrying value of the extinguished debt, including unamortized debt discount and debt issuance costs, was $53.3 million.
Taxes
We recorded tax expense of $6.6 million for the year ended December 31, 2022 compared to a tax benefit of $0.6 million for the year ended December 31, 2021. The estimated annual effective tax rates for the years ended December 31, 2022 and 2021 were impacted by losses in jurisdictions where the recording of a tax benefit is not available. Furthermore, the tax expense or benefit recorded can vary from period to period depending on the Company’s relative mix of earnings and losses by jurisdiction.
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
During the year ended December 31, 2021, we repurchased $59.9 million principal amount of our 2025 Notes and repaid the $13.1 million outstanding under our revolving Credit Facility. We had outstanding $257.0 million principal amount of 2025 Notes and no borrowings under our Credit Facility as of December 31, 2022 and 2021.
Subsequently in January 2023, $122.8 million principal amount of the 2025 Notes mandatorily converted into approximately 4.5 million shares of our common stock. See Note 8 Debt for further details related to the terms for our 2025 Notes and Credit Facility.
As of December 31, 2022, we had cash and cash equivalents of $51.0 million and $156.1 million of availability under our Credit Facility. We anticipate that our future working capital requirements for our operations will fluctuate directionally with revenues. Furthermore, availability under our Credit Facility will fluctuate directionally based on the level of our eligible accounts receivable and inventory subject to applicable sublimits. In addition, we expect total 2023 capital expenditures to be less than $15.0 million, consisting of, among other items, replacing end of life machinery and equipment.
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
In November 2021, our board of directors approved a program for the repurchase of outstanding shares of our common stock with an aggregate purchase amount of up to $10.0 million. Shares may be repurchased under the program from time to time, in amounts and at prices that the company deems appropriate, subject to market and business conditions, applicable legal requirements and other considerations. In the fourth quarter of 2022, we repurchased approximately 103 thousand shares of our common stock for aggregate consideration of approximately $3.0 million. Remaining authorization under this program is $5.9 million.
In the fourth quarter of 2021, we completed the acquisition of Hawker Equipment Solutions, LLC (“Hawker”) for total cash consideration of $5.1 million, of which $3.4 million was paid in the fourth quarter of 2021 with the balance expected to be paid over the next five years. For additional information, see Note 4 Acquisition. We may pursue acquisitions in the future, which may be funded with cash and/or equity. Our ability to make significant acquisitions for cash may require us to pursue additional equity or debt financing, which we may not be able to obtain on terms acceptable to us or at all.
Our cash flows for the years ended December 31, 2022 and 2021 are presented below (in thousands):

	Year ended December 31,
	2022	2021
Net cash used in operating activities	$(17,054)	$(15,775)
Net cash provided by investing activities	27,139	10,698
Net cash used in financing activities	(5,076)	(76,243)
Effect of exchange rate changes on cash	(838)	(439)
Net increase (decrease) in cash, cash equivalents and restricted cash	$4,171	$(81,759)
Net cash used in operating activities
Net cash used in operating activities was $17.1 million for the year ended December 31, 2022 compared to $15.8 million for the year ended December 31, 2021. During the year ended December 31, 2022, net working capital cash usage was $65.1 million, primarily attributed to an increase in inventory to meet customer demand, compared to net working capital cash usage of $6.7 million for the year ended December 31, 2021. This decline was partially offset by an improvement in net income adjusted for non-cash items which provided $48.1 million of cash for the year ended December 31, 2022 compared to using $9.1 million of cash for the year ended December 31, 2021.
Net cash provided by investing activities
Net cash provided by investing activities was $27.1 million for the year ended December 31, 2022 including $32.1 million of cash proceeds from sale of land and buildings that were subsequently leased back, partially offset by $7.5 million of capital expenditures. Net cash provided by investing activities for the year ended December 31, 2021 includes $10.8 million of cash received to settle a note receivable from the 2019 sale of our equity interest in Ashtead Technology and $7.0 million of proceeds from the sale of property and equipment, partially offset by $3.4 million of cash paid for the acquisition of Hawker and $2.4 million of capital expenditures.
Net cash used in financing activities
Net cash used in financing activities was $5.1 million for the year ended December 31, 2022 including $3.8 million of repurchase of our common stock and $1.3 million of repayments of debt. Net cash used in financing activities was $76.2 million for the year ended December 31, 2021 including $58.6 million of cash used to repurchase 2025 Notes and $13.1 million of repayments of the revolving Credit Facility.
Off-balance sheet arrangements
As of December 31, 2022, we had no off-balance sheet instruments or financial arrangements, other than letters of credit entered into in the ordinary course of business. For additional information, refer to Note 12 Commitments and Contingencies.
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
Summarized financial information was as follows (in thousands):

	Year ended December 31,
(in thousands)	2022	2021
Revenues	$547,256	$401,876
Cost of sales	417,131	323,914
Operating income (loss)	35,321	(46,827)
Net income (loss)	3,712	(82,651)

	Year ended December 31,
(in thousands)	2022	2021
Current assets	$378,812	$327,281
Noncurrent assets	279,389	298,172

Current liabilities	175,155	144,487
Payables to non-guarantor subsidiaries	132,839	125,281
Noncurrent liabilities	293,150	259,622

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
Revenue recognition
Revenue is recognized in accordance with Accounting Standards Codification Topic (“ASC”) 606, when control of the promised goods or services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services. For the year ended December 31, 2022, approximately 93% of our revenue was recognized from goods transferred to customers at a point in time while 7% of our revenue was recognized from goods transferred to customers over time.
Although terms of our contracts may vary considerably, the 7% of revenues recognized over time relate to certain contracts in our Subsea and Production Equipment product lines which are typically based on a fixed amount for the entire contract. Recognition over time for these contracts is supported by our assessment of the products supplied as having no alternative use to us and by clauses in the contracts that provide us with an enforceable right to payment for performance completed to date. We use the cost-to-cost method to measure progress for these contracts because it best depicts the transfer of assets to the customer which occurs as costs are incurred on the contract. The amount of revenue recognized is calculated based on the ratio of costs incurred to date compared to total estimated costs which requires management to calculate reasonably dependable estimates of total contract costs. Whenever revisions of estimated contract costs and contract values indicate that the contract costs will exceed estimated revenues, thus creating a loss, a provision for the total estimated loss is recorded in that period. We recognize revenue and cost of sales each period based upon the advancement of the work-in-progress unless the stage of completion is insufficient to enable a reasonably certain forecast of profit to be established. In such cases, no profit is recognized during the period.
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
Inventories
Inventories, consisting of finished goods and materials and supplies held for resale, are carried at the lower of cost or net realizable value. We evaluate our inventories based on an analysis of stocking levels, historical sales levels and future sales forecasts, to determine obsolete, slow-moving and excess inventory. While we have policies for calculating and recording reserves against inventory carrying values, we exercise judgment in establishing and applying these policies.
As of December 31, 2022 and 2021, our inventory reserve balances were $39.3 million and $62.9 million, respectively. For the years ended December 31, 2022 and 2021, we recognized inventory write downs totaling $2.7 million and $8.1 million, respectively. These charges are all included in “Cost of sales” in the consolidated statements of comprehensive income (loss). See Note 5 Inventories for further information related to these charges.

Long-lived assets
As of December 31, 2022, our long-lived assets included property and equipment, definite lived intangibles, and operating lease right of use assets with balances of $63.0 million, $191.5 million and $57.3 million, respectively. Key estimates related to long-lived assets include useful lives and recoverability of carrying values and changes in such estimates could have a significant impact on financial results.
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
Income taxes
We follow the liability method of accounting for income taxes. Under this method, deferred income tax assets and liabilities are determined based upon temporary differences between the carrying amounts and tax bases of our assets and liabilities at the balance sheet date, and are measured using enacted tax rates and laws that will be in effect when the differences are expected to reverse. We recognize deferred tax assets to the extent that we believe these assets are more likely than not to be realized. In making such a determination, we consider all available positive and negative evidence, including future reversals of existing temporary differences, projected future taxable income, tax-planning and recent operating results. Any changes in our judgment as to the realizability of our deferred tax assets are recorded as an adjustment to the deferred tax asset valuation allowance in the period the change occurs. For the year ended December 31, 2021, we recognized tax expense for valuation allowances totaling $31.1 million. See Note 10 Income Taxes for further information related to these charges.
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
All forward-looking statements speak only as of the date of this Annual Report on Form 10-K. We disclaim any obligation to update or revise these statements unless required by law, and you should not place undue reliance on these forward-looking statements. Although we believe that our plans, intentions and expectations reflected in or suggested by the forward-looking statements we make in this Annual Report on Form 10-K are reasonable, forward-

looking statements are not guarantees of future performance and involve risks and uncertainties that may cause actual results to differ materially from our plans, intentions or expectations. This may be the result of various factors, including, but not limited to, those factors discussed in “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Annual Report on Form 10-K.

Item 7A. Quantitative and qualitative disclosures about market risk
Not required under Regulation S-K for “smaller reporting companies.”

Item 8. Consolidated Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Forum Energy Technologies, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Forum Energy Technologies, Inc. and subsidiaries (the "Company") as of December 31, 2022 and 2021, the related consolidated statements of comprehensive income (loss), changes in stockholders' equity, and cash flows, for each of the two years in the period ended December 31, 2022, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2023, expressed an unqualified opinion on the Company's internal control over financial reporting.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Inventory — Refer to Notes 2 and 5 to the financial statements
Critical Audit Matter Description
Inventory consists of finished goods and materials and supplies which are carried at the lower of cost or net realizable value. The Company evaluates the net realizable values of inventories based on analysis of inventory levels including excess, obsolete and slow-moving items, historical sales experience and future sales forecasts. The Company’s evaluation of net realizable value is performed at each location and is based on information and assumptions specific to that location. Changes in these assumptions could have a significant impact on the recorded inventory amounts or the amount of inventory write-downs. The inventory, net balance at December 31, 2022 was $269.8 million and the amount of inventory reserve was $39.3 million.

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
February 28, 2023

We have served as the Company’s auditor since 2019.

Forum Energy Technologies, Inc. and subsidiaries
Consolidated statements of comprehensive income (loss)

	Year ended December 31,
(in thousands, except per share information)	2022	2021
Revenues	$699,913	$541,068
Cost of sales	511,387	417,727
Gross profit	188,526	123,341
Operating expenses
Selling, general and administrative expenses	179,471	168,886
Gain on sale-leaseback transactions	(7,000)	—
Gain on disposal of assets and other	(1,271)	(1,052)
Total operating expenses	171,200	167,834
Operating income (loss)	17,326	(44,493)
Other expense (income)
Interest expense	31,525	32,009
Loss on extinguishment of debt	—	5,290
Foreign exchange losses (gains) and other, net	(24,548)	217
Total other expense, net	6,977	37,516
Income (loss) before income taxes	10,349	(82,009)
Income tax expense	6,637	642
Net income (loss)	$3,712	$(82,651)

Weighted average shares outstanding
Basic	5,747	5,643
Diluted	5,951	5,643

Earnings (loss) per share
Basic	$0.65	$(14.65)
Diluted	$0.62	$(14.65)

Other comprehensive income (loss), net of tax of $0:
Net income (loss)	$3,712	$(82,651)
Change in foreign currency translation	(28,713)	(1,479)
Gain on pension liability	2,256	840
Comprehensive loss	$(22,745)	$(83,290)
The accompanying notes are an integral part of these consolidated financial statements.

Forum Energy Technologies, Inc. and subsidiaries
Consolidated balance sheets

(in thousands, except share information)	December 31, 2022	December 31, 2021
Assets
Current assets
Cash and cash equivalents	$51,029	$46,858
Accounts receivable—trade, net of allowances of $10,690 and $11,114	154,247	123,903
Inventories, net	269,828	241,740
Prepaid expenses and other current assets	21,957	23,702
Costs and estimated profits in excess of billings	15,139	8,285
Accrued revenue	665	2,245
Total current assets	512,865	446,733
Property and equipment, net of accumulated depreciation	62,963	94,005
Operating lease assets	57,270	25,431
Deferred financing costs, net	1,166	1,484
Intangible assets, net	191,481	217,405
Deferred tax assets, net	184	203
Other long-term assets	8,828	6,075
Total assets	$834,757	$791,336
Liabilities and equity
Current liabilities
Current portion of long-term debt	$782	$860
Accounts payable—trade	118,261	99,379
Accrued liabilities	76,544	58,436
Deferred revenue	14,401	7,276
Billings in excess of costs and profits recognized	305	9,705
Total current liabilities	210,293	175,656
Long-term debt, net of current portion	239,128	232,370
Deferred tax liabilities, net	902	834
Operating lease liabilities	64,626	34,745
Other long-term liabilities	12,773	18,605
Total liabilities	527,722	462,210
Commitments and contingencies
Equity
Common stock, $0.01 par value, 14,800,000 shares authorized, 6,223,454 and 6,100,886 shares issued	62	61
Additional paid-in capital	1,253,613	1,249,962
Treasury stock at cost, 570,247 and 467,153 shares	(138,560)	(135,562)
Retained deficit	(680,595)	(684,307)
Accumulated other comprehensive loss	(127,485)	(101,028)
Total equity	307,035	329,126
Total liabilities and equity	$834,757	$791,336
The accompanying notes are an integral part of these consolidated financial statements.

Forum Energy Technologies, Inc. and subsidiaries
Consolidated statements of cash flows

	Year ended December 31,
(in thousands, except share information)	2022	2021
Cash flows from operating activities
Net income (loss)	$3,712	$(82,651)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation expense	12,441	17,064
Amortization of intangible assets	24,537	25,112
Stock-based compensation expense	4,205	7,594
Inventory write downs	2,698	8,096
Provision for doubtful accounts	2,249	2,424
Deferred income taxes	(130)	2,791
Loss on extinguishment of debt	—	5,290
Gain on sale-leaseback transactions	(7,000)	—
Other	5,350	5,210
Changes in operating assets and liabilities
Accounts receivable—trade	(34,802)	(44,959)
Inventories	(34,611)	1,935
Prepaid expenses and other current assets	590	(8,078)
Cost and estimated profits in excess of billings	(7,824)	84
Accounts payable, deferred revenue and other accrued liabilities	20,764	36,327
Billings in excess of costs and profits recognized	(9,233)	7,986
Net cash used in operating activities	(17,054)	(15,775)
Cash flows from investing activities
Capital expenditures for property and equipment	(7,492)	(2,399)
Proceeds from sale of property and equipment	3,007	7,007
Proceeds from settlement of note receivable	—	10,784
Acquisition of businesses, net of cash acquired	(485)	(3,411)
Proceeds from sale of business	—	(1,283)
Proceeds from sale-leaseback transactions	32,109	—
Net cash provided by investing activities	27,139	10,698
Cash flows from financing activities
Borrowings on revolving Credit Facility	544,126	—
Repayments on revolving Credit Facility	(544,126)	(13,126)
Cash paid to repurchase 2025 Notes	—	(58,596)
Repurchases of stock	(3,826)	(1,414)
Payment of capital lease obligations	(1,250)	(1,517)
Deferred financing costs	—	(1,590)
Net cash used in financing activities	(5,076)	(76,243)

Effect of exchange rate changes on cash	(838)	(439)
Net increase (decrease) in cash, cash equivalents and restricted cash	4,171	(81,759)
Cash, cash equivalents and restricted cash at beginning of period	46,858	128,617
Cash, cash equivalents and restricted cash at end of period	$51,029	$46,858

Supplemental cash flow disclosures
Cash paid for interest	$25,325	$27,068
Cash paid (refunded) for income taxes	(383)	2,444
Noncash investing and financing activities
Operating lease assets obtained in exchange for lease obligations	$40,516	$2,340
Finance lease assets obtained in exchange for lease obligations	2,026	463
Accrued purchases of property and equipment	50	—
The accompanying notes are an integral part of these consolidated financial statements.

Forum Energy Technologies, Inc. and subsidiaries
Consolidated statements of changes in stockholders’ equity

(in thousands)	Common stock	Additional paid-in capital	Treasury stock	Retained deficit	Accumulated other comprehensive income / (loss)	Total common stockholders’ equity
Balance at December 31, 2020	$60	$1,242,720	$(134,499)	$(601,656)	$(100,389)	$406,236
Restricted stock issuance, net of forfeitures	1	(352)	—	—	—	(351)
Stock-based compensation expense	—	7,594	—	—	—	7,594
Treasury stock	—	—	(1,063)	—	—	(1,063)
Change in pension liability	—	—	—	—	840	840
Currency translation adjustment	—	—	—	—	(1,479)	(1,479)
Net loss	—	—	—	(82,651)	—	(82,651)
Balance at December 31, 2021	$61	$1,249,962	$(135,562)	$(684,307)	$(101,028)	$329,126
Restricted stock issuance, net of forfeitures	1	(829)	—	—	—	(828)
Stock-based compensation expense	—	4,205	—	—	—	4,205
Treasury stock	—	—	(2,998)	—	—	(2,998)
Liability awards converted to share settled	—	275	—	—	—	275
Change in pension liability	—	—	—	—	2,256	2,256
Currency translation adjustment	—	—	—	—	(28,713)	(28,713)
Net income	—	—	—	3,712	—	3,712
Balance at December 31, 2022	$62	$1,253,613	$(138,560)	$(680,595)	$(127,485)	$307,035
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
COVID-19 impacts
The outbreak of COVID-19 in 2020 caused significant disruptions in the U.S. and world economies which led to significant reductions in demand for crude oil. During 2021, distribution of vaccines resulted in reopening of certain economies and increasing demand for oil and natural gas. In 2022, ongoing COVID-19 outbreaks and related work restrictions continued to disrupt global supply chains contributing to materials delays and inflationary pressures. The Company anticipates that future outbreaks of COVID-19, should they occur, will continue to impact our liquidity, financial condition and future results of operations.
Use of estimates
The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.
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
Cash and cash equivalents
Cash and cash equivalents consist of cash on deposit and high quality, short-term money market instruments with an original maturity of three months or less. Cash equivalents are based on quoted market prices, a Level 1 fair value measure.

Forum Energy Technologies, Inc. and subsidiaries
Notes to consolidated financial statements (continued)
Accounts receivable-trade
Trade accounts receivables are carried at their estimated collectible amounts. Trade credit is generally extended on a short-term basis; thus receivables do not bear interest, although a finance charge may be applied to amounts past due. We maintain an allowance for doubtful accounts for estimated losses that may result from the inability of our customers to make required payments. Such allowances are based upon several factors including, but not limited to, credit approval practices, industry and customer historical experience as well as the current and projected financial condition of the specific customer. Accounts receivable outstanding longer than contractual terms are considered past due. We write-off accounts receivable to the allowance for doubtful accounts when they become uncollectible. Any payments subsequently received on receivables previously written-off are credited to bad debt expense.
The changes in allowance for doubtful account during the years ended December 31, 2022 and 2021 were as follows (in thousands):

Period ended	Balance at beginning of period	Charged to expense	Deductions or other	Balance at end of period
December 31, 2021	9,217	2,424	(527)	11,114
December 31, 2022	11,114	2,249	(2,673)	10,690
Inventories
Inventories, consisting of finished goods and materials and supplies held for resale, are carried at the lower of cost or net realizable value. For certain operations, cost, which includes the cost of raw materials and labor for finished goods, is determined using standard cost which approximates a first-in first-out basis. For other operations, this cost is determined on an average cost, first-in first-out or specific identification basis. Net realizable value means estimated selling price in the ordinary course of business, less reasonably predictable cost of completion, disposal, and transportation. We continuously evaluate inventories based on an analysis of inventory levels, historical sales experience and future sales forecasts, to determine obsolete, slow-moving and excess inventory.
For the years ended December 31, 2022 and 2021, we recognized inventory write downs totaling $2.7 million and $8.1 million, respectively. These charges are all included in cost of sales in the consolidated statements of comprehensive income (loss). See Note 5 Inventories for further information related to these charges.
Property and equipment
Property and equipment are stated at cost less accumulated depreciation. Finance leases of property and equipment are stated at the present value of future minimum lease payments. Expenditures for property and equipment and for items which substantially increase the useful lives of existing assets are capitalized at cost and depreciated over their estimated useful life utilizing the straight-line method. Routine expenditures for repairs and maintenance are expensed as incurred. Depreciation is computed using the straight-line method based on the estimated useful lives of assets, generally two to 30 years. Property and equipment held under finance leases are amortized straight-line over the shorter of the lease term or estimated useful life of the asset. Gains or losses resulting from the disposition of assets are recognized in income with the related asset cost and accumulated depreciation removed from the balance sheet. Assets acquired in connection with business combinations are recorded at fair value.
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
Our lease portfolio primarily consists of operating leases for certain manufacturing facilities, warehouses, service facilities, office spaces, equipment and vehicles. Operating lease assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments at the commencement date. As most of our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at the commencement date in determining the present value of future payments. Our leases have remaining terms of one to 12 years and may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. The operating lease assets also include any upfront lease payments made and exclude lease incentives and initial direct costs incurred. Lease expense for operating leases is recognized on a straight-line basis over the lease term.
We review operating lease assets for potential impairment whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable. In performing the review for impairment, future cash flows expected to result from the use of the asset and its eventual disposal are estimated. If the undiscounted future cash flows are less than the carrying amount of the asset, there is an indication that the asset may be impaired. The amount of the impairment is measured as the difference between the carrying value and the estimated fair value of the asset. The fair value is determined by means of an analysis of discounted future cash flows based on expected utilization.
Intangible assets
Intangible assets with definite lives are comprised of customer and distributor relationships, patents and technology, trade names, trademarks and non-compete agreements which are amortized on a straight-line basis over the life of the intangible asset, generally five to 35 years. These assets are tested for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. In performing the review for impairment, future cash flows expected to result from the use of the asset are estimated. If the undiscounted future cash flows are less than the carrying amount of the asset, there is an indication that the asset may be impaired. The amount of the impairment is measured as the difference between the carrying value and the estimated fair value of the asset. The fair value is determined either through the use of an external valuation, or by means of an analysis of discounted future cash flows. The impairment loss recognized represents the excess of an asset’s carrying value as compared to its estimated fair value.
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

Forum Energy Technologies, Inc. and subsidiaries
Notes to consolidated financial statements (continued)
Revenue recognition and deferred revenue
Revenue is recognized in accordance with Accounting Standards Codification Topic (“ASC”) 606, when control of the promised goods or services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services.
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
Revenue from goods transferred to customers at a point in time accounted for 93% of revenues for the year ended December 31, 2022. The majority of this revenue is product sales, which are generally recognized when items are shipped from our facilities and title passes to the customer. The amount of revenue recognized for products is adjusted for expected returns, which are estimated based on historical data.
Revenue from goods transferred to customers over time accounted for 7% of revenues for the year ended December 31, 2022, which is related to certain contracts in our Subsea and Production Equipment product lines. Recognition over time for these contracts is supported by our assessment of the products supplied as having no alternative use to us and by clauses in the contracts that provide us with an enforceable right to payment for performance completed to date. We use the cost-to-cost method to measure progress for these contracts because it best depicts the transfer of assets to the customer which occurs as costs are incurred on the contract. The amount of revenue recognized is calculated based on the ratio of costs incurred to-date compared to total estimated costs which requires management to calculate reasonably dependable estimates of total contract costs. Whenever revisions of estimated contract costs and contract values indicate that the contract costs will exceed estimated revenues, thus creating a loss, a provision for the total estimated loss is recorded in that period. We recognize revenue and cost of sales each period based upon the advancement of the work-in-progress unless the stage of completion is insufficient to enable a reasonably certain forecast of profit to be established. In such cases, no profit is recognized during the period.
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
Contracts are sometimes modified to account for changes in product specifications or requirements. Most of our contract modifications are for goods and services that are not distinct from the existing contract. As such, these modifications are accounted for as if they were part of the existing contract, and therefore, the effect of the modification on the transaction price and our measure of progress for the performance obligation to which it relates is recognized as an adjustment to revenue on a cumulative catch-up basis. No adjustment to any one contract was material to our consolidated financial statements for the years ended December 31, 2022 and 2021.
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
Concentration of credit risk
Trade accounts receivable are financial instruments which potentially subject the Company to credit risk. Trade accounts receivable consist of uncollateralized receivables from domestic and international customers. For the years ended December 31, 2022 and 2021, no one customer accounted for 10% or more of the total revenue or 10% or more of the total accounts receivable balance at the end of the respective period.
Stock-based compensation
We measure all stock-based compensation awards at fair value on the date they are granted to employees and directors, and recognize compensation cost over the requisite service period for awards with only a service condition, and over a graded vesting period for awards with service and performance or market conditions.
The fair value of stock-based compensation awards with market conditions is measured using a Monte Carlo Simulation model and, in accordance with ASC 718, is not adjusted based on actual achievement of the performance goals. The Black-Scholes option pricing model is used to measure the fair value of options. Forfeitures are accounted for as they occur.
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

Forum Energy Technologies, Inc. and subsidiaries
Notes to consolidated financial statements (continued)
Non-U.S. local currency translation
We have global operations and the majority of our non-U.S. operations have designated the local currency as the functional currency. Realized and unrealized gains and losses resulting from re-measurements of monetary assets and liabilities denominated in a currency other than the local entity’s functional currency are included in the consolidated statements of comprehensive income (loss) as incurred.
Financial statements of our foreign operations where the functional currency is not the U.S. dollar are translated into U.S. dollars using the current rate method whereby assets and liabilities are translated at the balance sheet rate and income and expenses are translated at the average exchange rates in effect during the period. The resultant translation adjustments are reported as a component of accumulated other comprehensive loss within equity in our consolidated balance sheets.
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
Accounting Standards Adopted in 2022
Convertible Debt. In August 2020, the FASB issued ASU No. 2020-06, Accounting for Convertible Instruments and Contracts in an Entity's Own Equity. This update reduces the number of accounting models for convertible debt instruments resulting in fewer embedded conversion features being separately recognized from the host contract as compared with current GAAP. In addition, this update also makes targeted changes to the disclosures for convertible instruments and earnings-per-share guidance. We adopted this new standard as of January 1, 2022. The adoption of this new standard did not have a material impact on our consolidated financial statements.
Accounting Standards Issued But Not Yet Adopted
Inflation Reduction Act of 2022. In August 2022, the Inflation Reduction Act of 2022 (“IRA”) was signed into law. The IRA, among other provisions, imposes a 15% corporate alternative minimum tax on the adjusted financial statement income of certain large corporations effective for tax years beginning after December 31, 2022 and a 1% excise tax on stock repurchases made by publicly traded U.S. corporations after December 31, 2022. The Company is in the process of evaluating the IRA and the impact it may have on our consolidated financial statements.

3. Revenues
Disaggregated revenues
Refer to Note 17 Business Segments for disaggregated revenues by product line and geography.
Contract balances
The following table reflects the changes in our contract assets and contract liabilities balances for the years ended December 31, 2022 and 2021:

	December 31, 2022	December 31, 2021	Increase / (Decrease)
			$	%
Accrued revenue	$665	$2,245
Costs and estimated profits in excess of billings	15,139	8,285
Contract assets - current	15,804	10,530
Contract assets - non-current	2,638	—
Contract assets	$18,442	$10,530	$7,912	75%

Deferred revenue	$14,401	$7,276
Billings in excess of costs and profits recognized	305	9,705
Contract liabilities	$14,706	$16,981	$(2,275)	(13)%
During the year ended December 31, 2022, our contract assets increased by $7.9 million and our contract liabilities decreased by $2.3 million primarily due to the timing of milestone billings in our Subsea Technologies product line. The noncurrent portion of contract assets is recorded on the consolidated balance sheets as other Iong-term assets.
During the year ended December 31, 2022, we recognized revenue of $14.5 million that was included in the contract liability balance at the beginning of the period.
Substantially all of our contracts are less than one year in duration. As such, we have elected to apply the practical expedient which allows an entity to exclude disclosures about its remaining performance obligations if the performance obligation is part of a contract that has an original expected duration of one year or less.
4. Acquisition
2021 acquisition of Hawker Equipment Solutions
On December 20, 2021, we acquired certain assets of Hawker Equipment Solutions, LLC (“Hawker”) for total cash consideration of $5.1 million, of which, $3.4 million was paid in the fourth quarter of 2021 and $1.0 million paid in 2022, with the balance expected to be paid over the next four years. Hawker is a manufacturer of hydraulic pickup and laydown units. This acquisition is included in the Drilling product line within the Drilling & Downhole segment. The fair values of the assets acquired and liabilities assumed, as well as the pro-forma results of operations for this acquisition, have not been presented because they are not material to the consolidated financial statements.

Forum Energy Technologies, Inc. and subsidiaries
Notes to consolidated financial statements (continued)
5. Inventories
The Company’s significant components of inventories at December 31, 2022 and 2021 were as follows (in thousands):

	December 31, 2022	December 31, 2021
Raw materials and parts	$94,182	$97,053
Work in process	27,489	24,618
Finished goods	187,448	182,954
Total Inventories	309,119	304,625
Less: inventory reserve	(39,291)	(62,885)
Inventories, net	$269,828	$241,740
The changes in inventory reserve during the two-year period ended December 31, 2022 were as follows (in thousands):

Period ended	Balance at beginning of period	Charged to expense	Deductions or other	Balance at end of period
December 31, 2021	$144,942	$8,096	$(90,153)	$62,885
December 31, 2022	62,885	2,698	(26,292)	39,291
6. Property and Equipment
Property and equipment consisted of the following (in thousands):

	Estimated useful lives	December 31,
		2022	2021
Land		$4,763	$7,502
Buildings and leasehold improvements	5-30	49,705	85,810
Computer equipment	3-5	42,545	43,853
Machinery & equipment	5-10	117,145	124,254
Other	2-10	15,292	14,547
Construction in progress		4,530	1,960
		233,980	277,926
Less: accumulated depreciation		(171,017)	(183,921)
Property and equipment, net		$62,963	$94,005
Depreciation expense was $12.4 million and $17.1 million for the years ended December 31, 2022 and 2021, respectively.
During 2022, the Company disposed land and buildings related to a sale-leaseback transaction with a net book value of approximately $25.1 million and received net proceeds of $32.1 million. The Company recognized a gain of $7.0 million as a result, which is reported in operating expense in the consolidated statements of comprehensive income (loss).

Forum Energy Technologies, Inc. and subsidiaries
Notes to consolidated financial statements (continued)
7. Intangible Assets
At December 31, 2022 and 2021, intangible assets consisted of the following (in thousands):

	December 31, 2022
	Cost	Accumulated amortization	Net	Amortization period (in years)
Customer relationships	$266,537	$(147,496)	$119,041	10 - 35
Patents and technology	88,863	(35,298)	53,565	5 - 19
Non-compete agreements	188	(188)	—	5
Trade names	42,638	(27,071)	15,567	7 - 19
Trademark	5,089	(1,781)	3,308	15
Total intangible assets	$403,315	$(211,834)	$191,481

	December 31, 2021
	Cost	Accumulated amortization	Net	Amortization period (in years)
Customer relationships	$269,589	$(133,451)	$136,138	10 - 15
Patents and technology	89,449	(29,785)	59,664	5 - 19
Non-compete agreements	191	(173)	18	2 - 6
Trade names	43,125	(25,187)	17,938	7 - 19
Trademark	5,089	(1,442)	3,647	15
Total intangible assets	$407,443	$(190,038)	$217,405

Intangible assets with definite lives are tested for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable.
Amortization expense was $24.5 million and $25.1 million for the years ended December 31, 2022 and 2021, respectively. The estimated future amortization expense for the next five years is as follows (in thousands):

Year ending December 31,	Amount
2023	$24,302
2024	22,545
2025	21,405
2026	20,581
2027	19,135

Forum Energy Technologies, Inc. and subsidiaries
Notes to consolidated financial statements (continued)
8. Debt
Notes payable and lines of credit consisted of the following as of (in thousands):

	December 31, 2022	December 31, 2021
2025 Notes	$256,970	$256,970
Unamortized debt discount	(15,314)	(20,035)
Debt issuance cost	(3,759)	(4,918)
Credit Facility	—	—
Other debt	2,013	1,213
Total debt	239,910	233,230
Less: current portion	(782)	(860)
Long-term debt, net of current portion	$239,128	$232,370
2025 Notes
In August 2020, we exchanged $315.5 million principal amount of our previous 6.25% unsecured notes due 2021 (“2021 Notes”) for new 9.00% convertible secured notes due August 2025 (the “2025 Notes”). The 2025 Notes pay interest at the rate of 9.00%, of which 6.25% is payable in cash and 2.75% is payable in cash or additional notes, at the Company’s option. The 2025 Notes are secured by a first lien on substantially all of the Company’s assets, except for Credit Facility priority collateral, which secures the 2025 Notes on a second lien basis. As of December 31, 2022, approximately $122.8 million principal amount of the 2025 Notes was mandatorily convertible into shares of our common stock at a conversion rate of 37.0370 shares per $1,000 principal amount of 2025 Notes converted, equivalent to a conversion price of $27.00 per share, subject to the condition that the average of the daily trading prices for the common stock over the preceding 20-trading day period is at least $30.00 per share. These conditions were satisfied on December 27, 2022 and as a result, $122.8 million or 47.8% of the principal amount of the 2025 Notes mandatorily converted into approximately 4.5 million shares of common stock, which settled in January 2023.
During 2021, we repurchased an aggregate $59.9 million of principal amount of our 2025 Notes for $58.6 million. The net carrying value of the extinguished debt, including unamortized debt discount and debt issuance costs, was $53.3 million, resulting in a $5.3 million loss on extinguishment of debt.
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
Availability under the Credit Facility is subject to a borrowing base calculated by reference to eligible accounts receivable in the U.S., Canada and certain other jurisdictions (subject to a cap) and eligible inventory in the U.S. and Canada. Such eligible accounts receivable and eligible inventory serve as priority collateral for the Credit Facility, which is also secured on a second lien basis by substantially all of the Company's other assets. The amount of eligible inventory included in the borrowing base is restricted to the lesser of $125.5 million (subject to a quarterly reduction of $0.5 million) and 80.0% of the total borrowing base. Our borrowing capacity under the Credit Facility could be reduced or eliminated, depending on future fluctuations in our receivables and inventory. As of December 31, 2022, our total borrowing base was $177.9 million, of which no amounts were drawn and $21.8 million was used for security of outstanding letters of credit, resulting in remaining availability of $156.1 million.
Borrowings under the U.S. line bear interest at a rate equal to, at our option, either (a) the London Interbank Offered Rate (“LIBOR”), subject to a floor of 0.00%, plus a margin of 2.25% to 2.75%, or (b) a base rate plus a margin of

Forum Energy Technologies, Inc. and subsidiaries
Notes to consolidated financial statements (continued)
1.25% to 1.75%, in each case based upon the Company's quarterly total net leverage ratio. The U.S. line base rate is determined by reference to the greatest of (i) the federal funds rate plus 0.50% per annum, (ii) the one-month adjusted LIBOR plus 1.00% per annum, and (iii) the rate of interest announced, from time to time, by Wells Fargo at its principal office in San Francisco as its prime rate, subject to a floor of 0.00%.
Borrowings under the Canadian Line bear interest at a rate equal to, at Forum Canada’s option, either (a) the Canadian Dollar Offered Rate (“CDOR”), subject to a floor of 0.00%, plus a margin of 2.25% to 2.75%, or (b) a base rate plus a margin of 1.25% to 1.75%, in each case based upon the Company's quarterly net leverage ratio. The Canadian line base rate is determined by reference to the greater of (i) the one-month CDOR plus 1.00% and (ii) the prime rate for Canadian dollar commercial loans made in Canada as reported by Thomson Reuters, subject to a floor of 0.00%.
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
Future principal payments under long-term debt for each of the years ending December 31 are as follows (in thousands):

Year ending December 31,	Amount
2023	$882
2024	635
2025	257,491
2026	148
2027	13
Thereafter	—
Total future payment	$259,169
Less: unamortized debt discount	(15,314)
Less: debt issuance cost	(3,759)
Less: present value discount on finance leases	(186)
Total debt	$239,910
The above future payments include $122.8 million of the principal amount of the 2025 Notes mandatorily converted and settled in January 2023.

9. Leases
Our lease portfolio primarily consists of operating leases for certain manufacturing facilities, warehouses, service facilities, office spaces, equipment and vehicles. The following table summarizes the supplemental consolidated balance sheet information related to leases as of December 31, 2022 and 2021 (in thousands):

Forum Energy Technologies, Inc. and subsidiaries
Notes to consolidated financial statements (continued)

	Classification	December 31, 2022	December 31, 2021
Assets
Operating lease assets	Operating lease assets	$57,270	$25,431
Finance lease assets	Property and equipment, net	2,500	1,727
Total lease assets		$59,770	$27,158

Liabilities
Current
Operating	Accrued liabilities	$8,776	$10,956
Finance	Current portion of long-term debt	782	860
Noncurrent
Operating	Operating lease liabilities	64,626	34,745
Finance	Long-term debt, net of current portion	1,231	353
Total lease liabilities		$75,415	$46,914
The following table summarizes the components of lease expenses (in thousands):

		Year ended December 31,
Lease Cost	Classification	2022	2021
Operating lease cost	Cost of sales and Selling, general and administrative expenses	$11,591	$11,123
Finance lease cost
Amortization of leased assets	Selling, general and administrative expenses	887	1,061
Interest on lease liabilities	Interest expense	77	110
Sublease income	Cost of sales and Selling, general and administrative expenses	(2,437)	(2,184)
Net lease cost		$10,118	$10,110
The maturities of lease liabilities as of December 31, 2022 are as follows (in thousands):

	Operating Leases	Finance Leases	Total
2023	$13,022	$882	$13,904
2024	11,596	635	12,231
2025	10,974	521	11,495
2026	10,193	148	10,341
2027	10,018	13	10,031
Thereafter	41,820	—	41,820
Total lease payments	97,623	2,199	99,822
Less: present value discount	(24,221)	(186)	(24,407)
Present value of lease liabilities	$73,402	$2,013	$75,415

Forum Energy Technologies, Inc. and subsidiaries
Notes to consolidated financial statements (continued)
The following table summarizes the weighted-average remaining term and weighted average discount rates related to leases as of December 31, 2022 and 2021:

	December 31, 2022	December 31, 2021
Weighted-average remaining lease term (years)
Operating leases	8.8	6.4
Financing leases	2.8	1.5
Weighted-average discount rate
Operating leases	6.58%	6.58%
Financing leases	6.43%	6.58%
The following table summarizes the supplemental cash flow information related to leases for the years ended December 31, 2022 and 2021 (in thousands):

	Year ended December 31,
	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$11,518	$13,053
Operating cash flows from finance leases	78	92
Financing cash flows from finance leases	1,184	1,517
Sale-leaseback transactions
During 2022, the Company sold and leased back land and buildings for net proceeds of $32.1 million. The initial annual rent for the assets is $2.7 million with initial term of 12 years, subject to annual increase. The transactions met the requirements of sale-leaseback accounting. The related assets were removed from property and equipment and the appropriate operating lease asset and liabilities of approximately $24.8 million were recorded in the consolidated balance sheets.
10. Income Taxes
The components of income (loss) before income taxes were as follows (in thousands):

	Year ended December 31,
	2022	2021
U.S.	$(43,587)	$(98,445)
Non-U.S.	53,936	16,436
Income (loss) before income taxes	$10,349	$(82,009)

Forum Energy Technologies, Inc. and subsidiaries
Notes to consolidated financial statements (continued)
The components of income tax expense (benefit) were as follows (in thousands):

	Year ended December 31,
	2022	2021
Current
U.S. federal and state	$196	$1,235
Non-U.S.	6,571	(3,384)
Total current	6,767	(2,149)
Deferred
U.S. federal and state	26	(169)
Non-U.S.	(156)	2,960
Total deferred	(130)	2,791
Income tax expense (benefit)	$6,637	$642
The reconciliation between the actual provision for income taxes and that computed by applying the U.S. statutory rate to loss before income taxes are outlined below (in thousands):

	Year ended December 31,
	2022		2021
Income tax benefit at the statutory rate	$2,173	21.0%	$(17,222)	(21.0)%
State taxes, net of federal tax benefit	879	8.5%	22	—%
Non-U.S. operations	(7,242)	(70.0)%	(7,594)	(9.3)%
Domestic incentives	166	1.6%	(264)	(0.3)%
Prior year federal, non-U.S. and state tax	(591)	(5.7)%	(7,183)	(8.8)%
Nondeductible expenses	3,157	30.5%	3,006	3.7%
U.S. CARES Act	—	—%	113	0.1%
Valuation allowance	8,077	78.0%	31,079	37.9%
Other	18	0.2%	(1,315)	(1.5)%
Income tax benefit	$6,637	64.1%	$642	0.8%
Our effective tax rate was 64.1% and 0.8% for the years ended December 31, 2022 and 2021, respectively.
The tax benefit for the years ended December 31, 2022 and 2021 includes an increase in our valuation allowance of $8.1 million and $31.1 million, respectively, consisting of a full valuation allowance against our deferred tax assets in the U.S., U.K., Germany, Singapore, China and Saudi Arabia as further described below under the primary components of deferred taxes.

Forum Energy Technologies, Inc. and subsidiaries
Notes to consolidated financial statements (continued)
The primary components of deferred taxes include (in thousands):

	December 31, 2022	December 31, 2021
Deferred tax assets
Reserves and accruals	$3,940	$3,978
Operating lease liabilities	17,596	11,176
Inventories	12,964	14,692
Stock awards	1,862	2,340
Net operating loss and other tax carryforwards	124,024	109,402
Goodwill and intangible assets	26,607	32,513
Fair value discount on 2025 Notes	26,301	22,250
Property and equipment	4,570	6,424
Other	3,991	1,912
Gross deferred tax assets	221,855	204,687
Valuation allowance	(208,139)	(198,366)
Total deferred tax assets	$13,716	$6,321

Deferred tax liabilities
Operating lease assets	$(13,989)	$(6,490)
Prepaid expenses and other	(445)	(462)
Total deferred tax liabilities	(14,434)	(6,952)
Net deferred tax liabilities	$(718)	$(631)
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
At December 31, 2022, we had $279.7 million of U.S. net operating loss carryforwards and $10.6 million of state net operating losses. Of these losses, $44.1 million will expire no later than 2037 if they are not utilized prior to that date. The remaining $246.2 million will not expire. We also had $200.0 million of non-U.S. net operating loss carryforwards with indefinite expiration dates. In addition to our net operating loss carryforwards, we also had U.S. interest limitation carryforwards of $105.6 million with indefinite expiration dates. The ultimate realization of income tax benefits for these net operating loss and interest limitation carryforwards depends on our ability to generate sufficient taxable income in the respective taxing jurisdictions. Because of the change of ownership provisions of the Tax Reform Act of 1986, use of a portion of our domestic net operating losses may be limited in future periods depending upon future changes in ownership. Where we have unrecognized tax benefits in jurisdictions with existing net operating losses, we utilize the unrecognized tax benefits as a source of income to offset such losses. We do not anticipate being able to fully utilize all of the losses prior to their expiration in the following jurisdictions: the U.S, the U.K, Germany, Singapore, China and Saudi Arabia.
During 2022, we recognized $8.1 million of tax expense related to the increase in our valuation allowance provided against our deferred tax assets to write down our deferred tax assets in these jurisdictions to what is more likely than not realizable. We increased our valuation allowance related to our U.S. and foreign deferred tax assets by $4.6 million and $3.5 million, respectively. In making such a determination for each of these jurisdictions, we considered all available positive and negative evidence, including our recent history of pretax losses over the prior three year period, the goodwill and intangible asset impairments for various reporting units, the future reversals of existing taxable temporary differences, the projected future taxable income or loss and tax-planning.
Deferred tax liabilities arising from the difference between the financial reporting and income tax bases inherent in our foreign subsidiaries, referred to as outside basis differences, have not been provided for U.S. income tax purposes because we do not intend to sell, liquidate or otherwise trigger the recognition of U.S. taxable income with

Forum Energy Technologies, Inc. and subsidiaries
Notes to consolidated financial statements (continued)
regard to our investment in these foreign subsidiaries. Determining the amount of U.S. deferred tax liabilities associated with outside basis differences is not practicable at this time.
We file income tax returns in the U.S. as well as in various states and non-U.S. jurisdictions. With few exceptions, we are no longer subject to income tax examination by tax authorities in these jurisdictions prior to 2016.
We account for uncertain tax positions in accordance with guidance in ASC Topic 740, which prescribes the minimum recognition threshold a tax position taken or expected to be taken in a tax return is required to meet before being recognized in the financial statements. A reconciliation of the beginning and ending amount of uncertain tax positions is as follows (in thousands):

2022 Activity	Amount
Balance at January 1, 2022	$8,358
Additional based on tax positions related to prior years	2,906
Additional based on tax positions related to current year	1,478
Reduction based on tax positions related to prior years	(822)
Settlement with tax authorities	—
Lapse of statute of limitations	(1,408)
Balance at December 31, 2022	$10,512
The total amount of unrecognized tax benefits at December 31, 2022 was $10.5 million, of which it is reasonably possible that $4.4 million could be settled during the next twelve-month period as a result of the conclusion of various tax audits or due to the expiration of the applicable statute of limitations. We estimate that $7.6 million of the unrecognized tax benefits at December 31, 2022, excluding consideration of valuation allowance, would impact our future effective income tax rate, if recognized.
We recognize interest and penalties related to uncertain tax positions within the provision for income taxes in the consolidated statements of comprehensive income (loss). As of December 31, 2022 and 2021, we had accrued approximately $0.4 million and $0.5 million in interest and penalties, respectively. During the years ended December 31, 2022 and 2021, we recognized no material change in the interest and penalties related to uncertain tax positions.
11. Fair Value Measurements
The Company had zero outstanding balance under the Credit Facility at December 31, 2022 and December 31, 2021. The Credit Facility incurs interest at a variable interest rate and therefore, the carrying amount approximates fair value. The fair value of the debt is classified as a Level 2 measurement because interest rates charged are similar to other financial instruments with similar terms and maturities.
The fair value of the Company’s Senior Notes is estimated using Level 2 inputs in the fair value hierarchy and is based on quoted prices for those or similar instruments. At December 31, 2022, the fair value and the carrying value of the Company’s 2025 Notes approximated $272.8 million and $237.9 million, respectively. At December 31, 2021, the fair value and the carrying value of the Company’s 2025 Notes approximated $225.0 million and $232.0 million, respectively.
There were no other significant outstanding financial instruments as of December 31, 2022 and 2021 that required measuring the amounts at fair value on a recurring basis. The Company did not change its valuation techniques associated with recurring fair value measurements from prior periods and there were no transfers between levels of the fair value hierarchy during the years ended December 31, 2022 and 2021.

Forum Energy Technologies, Inc. and subsidiaries
Notes to consolidated financial statements (continued)
12. Commitments and Contingencies
Litigation
In the ordinary course of business, the Company is, and in the future, could be involved in various pending or threatened legal actions, some of which may or may not be covered by insurance. Management has reviewed such pending judicial and legal proceedings, the reasonably anticipated costs and expenses in connection with such proceedings, and the availability and limits of insurance coverage, and has established reserves that are believed to be appropriate in light of those outcomes that are believed to be probable and can be estimated. The reserves accrued at December 31, 2022 and 2021 are immaterial. In the opinion of management, the Company’s ultimate liability, if any, with respect to these actions is not expected to have a material adverse effect on the Company’s financial position, results of operations or cash flows.
Asbestos litigation
One of our subsidiaries has been named as one of many defendants in a number of product liability claims for alleged exposure to asbestos used in valves. These lawsuits are typically filed on behalf of plaintiffs who allege exposure to asbestos, against numerous defendants, often forty or more, who are alleged to have manufactured or distributed products containing asbestos. The injuries alleged by plaintiffs in these cases range from mesothelioma and other cancers to asbestosis. The earliest claims against our subsidiary were filed in New Jersey in 1998, and our subsidiary currently has active cases in Missouri, New Jersey, New York, and Illinois. These complaints do not typically include requests for a specific amount of damages. Our subsidiary acquired the trademark for the product line in question in 1985. To date, most of the claims against our subsidiary alleging illnesses due to asbestos have generally been based on products manufactured by the previous owner prior to 1985 that are alleged to have contained asbestos. Many claimants alleging illnesses due to asbestos sue on the basis of exposure prior to 1985, as by that date the hazards of asbestos exposure were well known and asbestos had begun to fall into disuse. Our subsidiary has been successful in obtaining dismissals in most lawsuits without any cash contribution including because the “successor liability” law in most states does not hold a purchaser in good faith liable for the actions of the seller prior to the acquisition date unless the purchaser contractually assumed the liabilities, which our subsidiary did not. There are exceptions to the successor liability doctrine in many states, so there are no assurances that our subsidiary will not be found liable for the actions of its predecessor. The law in other states on so called “successor liability” may be different or ambiguous in this regard, and could also expose our subsidiary to liability. Our subsidiary could also be found liable should a trier of fact reject our subsidiary’s position that it is not responsible for the alleged asbestos injuries, such as in a case where a plaintiff alleges post-1985 exposure. To date, asbestos claims have not had a material adverse effect on our business, financial condition, results of operations, or cash flow, as our annual out-of-pocket costs over the last five years has been less than $300,000. There were approximately forty new cases filed against our subsidiary in each of last two years, and a significant number of existing cases were dismissed, settled or otherwise disposed of over the last year. We currently have fewer than 150 lawsuits pending against this subsidiary. Our subsidiary has over $17 million in face amount of insurance per occurrence and over $23 million of aggregate primary insurance coverage. In addition, our subsidiary has over $950 million in face amount of excess coverage applicable to the claims. There can be no guarantee that all of this can be collected due to policy terms and conditions and insurer insolvencies in the past or in the future. In January 2011, we entered into an agreement with seven of our primary insurers under which they have agreed to pay 80% of the costs of handling and settling each asbestos claim against the affected subsidiary. The insurers’ portion of the settlements is funded by our primary insurance limits, which are eroded only by settlements and not legal fees. Approximately $2.0 million in settlements has been paid by insurers and our subsidiary to date, with approximately $100,000 paid over the course of the last two years. Our subsidiary and the subscribing insurers have the right to withdraw from this agreement, but to date, no party has exercised this right or expressed an intent to do so.

Forum Energy Technologies, Inc. and subsidiaries
Notes to consolidated financial statements (continued)
Tenaris litigation
In October of 2017, one of our subsidiaries, Global Tubing LLC (“Global Tubing”), filed suit against Tenaris Coiled Tubes, LLC and Tenaris, S.A. (together “Tenaris”) in the United States District Court for the Southern District of Texas seeking a declaration that its DURACOILTM products do not infringe certain Tenaris patents related to coiled tubing. Tenaris filed counterclaims against Global Tubing alleging DURACOILTM products infringe three patents. Tenaris seeks unspecified damages and a permanent injunction. Global Tubing is vigorously defending itself and alleges the Tenaris patents are invalid and unenforceable. While Global Tubing believes that it will prevail in showing that its products do not infringe on Tenaris’s patents, if Tenaris were to obtain a permanent injunction, Global Tubing may be barred from selling certain of its DURACOILTM products. Alternatively, if we are ordered to pay money damages and/or royalties for the life of the patents in question, Global Tubing’s and the Company’s financial performance may be materially adversely impacted.
Portland Harbor Superfund
One of the Company’s dormant subsidiaries is one of several named defendants in a suit filed by the Port of Portland, Oregon in May 2009 seeking reimbursement of costs related to an environmental study at the Port of Portland, and in March 2010, was identified as a potentially responsible party by the Environmental Protection Agency with respect to the Portland Harbor Superfund Site. The subsidiary is indemnified for environmental contamination losses by a third party that has assumed responsibility and is providing a defense of the claims. Based on information currently available, the Company does not believe that these matters will have a material adverse effect on the financial condition, results of operations, cash flows or capital expenditures of the Company.
Operating leases
The Company has operating leases for warehouses, office space, manufacturing facilities and equipment. The leases generally require the Company to pay certain expenses including taxes, insurance, maintenance, and utilities. See Note 9 Leases for further information.
Letters of credit and guarantees
The Company executes letters of credit in the normal course of business to secure the delivery of product from specific vendors and also to guarantee the Company fulfilling certain performance obligations relating to certain large contracts. At December 31, 2022, the Company had $21.8 million in letters of credit outstanding.
13. Earnings (Loss) Per Share
The reconciliation of basic and diluted earnings per share for each period presented was as follows (dollars and shares in thousands, except per share amounts):

	Year ended December 31,
	2022	2021
Net income (loss) attributable to common stockholders	$3,712	$(82,651)

Basic - weighted average shares outstanding	5,747	5,643
Dilutive effect of stock options and restricted stock	204	—
Dilutive effect of convertible 2025 Notes	—	—
Diluted - weighted average shares outstanding	5,951	5,643

Earnings (loss) per share
Basic	$0.65	$(14.65)
Diluted	$0.62	$(14.65)
The diluted earnings per share calculation excludes approximately 84 thousand shares for 2022 because they were anti-dilutive. For the year ended December 31, 2022, we excluded the assumed conversion of the 2025 Notes in calculating diluted earnings per share as the effect was anti-dilutive. For the year ended December 31, 2021, we excluded all potentially dilutive restricted shares, stock options and the assumed conversion of the 2025 Notes in calculating diluted earnings per share as the effect was anti-dilutive due to net losses incurred for the period.

Forum Energy Technologies, Inc. and subsidiaries
Notes to consolidated financial statements (continued)
14. Employee Benefits
We sponsor a 401(k) savings plan for U.S. employees and similar savings plans for certain non-U.S. employees. These plans benefit eligible employees by allowing them the opportunity to make contributions up to certain limits. We contribute by matching a percentage of each employee’s contributions. In 2020, for certain plans, the Company temporarily suspended the matching of contributions. Matching contributions were reinstated at the beginning of 2022. Subsequent to the closing of all acquisitions, employees of those acquired entities will generally be eligible to participate in the Company’s 401(k) savings plan. We also have the discretion to provide a profit sharing contribution to each participant depending on the Company’s performance for the applicable year. The expense under the Company’s retirement plan was $3.4 million and zero for the years ended December 31, 2022 and 2021, respectively.
15. Long-Term Incentive Compensation
Stock-based compensation
In August 2010, we adopted the 2010 Stock Incentive Plan (the “2010 Plan”) to allow for employees, directors and consultants of the Company and its subsidiaries to share in stock ownership in the Company through the award of stock options, restricted stock, restricted stock units, performance shares or any combination thereof. Under the terms of the 2010 Plan, a total of 925 thousand shares were authorized for issuance pursuant to awards.
In connection with the adoption of the 2016 Plan (as described below), no further awards will be granted under the 2010 Plan, but outstanding awards under the 2010 Plan will continue to be governed by its terms. In May 2016, we adopted a new 2016 Stock and Incentive Plan (the “2016 Plan”), under which we initially reserved a total of 285 thousand shares. Our stockholders approved amendments to the 2016 Plan in May 2019, May 2020 and May 2022, increasing the shares authorized for issuance thereunder to 605 thousand shares. Approximately 326 thousand shares remained available under the 2016 Plan for future grants as of December 31, 2022.
The total amount of stock based compensation expense recorded was $4.2 million and $7.6 million for the years ended December 31, 2022 and 2021, respectively. As of December 31, 2022, the Company expects to record stock based compensation expense of approximately $2.9 million over a weighted average remaining term of approximately two years. Future grants will result in additional compensation expense.
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

2022 Activity	Number of shares (in thousands)	Weighted average exercise price	Weighted average remaining term (in years)	Aggregate intrinsic value (in millions)
Outstanding at December 31, 2021	75	$357.34	3.2	$—
Granted	—	$—
Exercised	—	$—
Forfeited/expired	(22)	$377.42
Outstanding at December 31, 2022	53	$349.07	2.5	$—
Exercisable at December 31, 2022	53	$349.07	2.5	$—
The intrinsic value is the amount by which the fair value of the underlying share exceeds the exercise price of the stock option. No stock options were exercised in 2022 or 2021.
As of December 31, 2022 and 2021, the share price of the Company was less than the exercise price for all outstanding stock options. Therefore, the intrinsic value for stock options outstanding and exercisable was zero as of each such date. No stock options were granted in 2022 or 2021.

Forum Energy Technologies, Inc. and subsidiaries
Notes to consolidated financial statements (continued)
Restricted stock
Restricted stock generally vests over a period of one to four years from the date of grant. The following table provides additional information related to our restricted stock:

2022 Activity	Restricted stock (shares in thousands)
Nonvested at December 31, 2021	10
Granted	—
Vested	(10)
Nonvested at December 31, 2022	—
Restricted stock units
Restricted stock units generally vest over a three or four year period from the date of grant. The following table provides additional information related to our restricted stock units:

2022 Activity	Restricted stock units (shares in thousands)
Nonvested at December 31, 2021	356
Granted	202
Vested	(138)
Forfeited	(8)
Nonvested at December 31, 2022	412
Of the restricted stock units granted during 2022, 101 thousand shares vest ratably over three years. The remaining 101 thousand shares granted during 2022 vest ratably over three years dependent upon achieving a minimum stock price of $23.68 for 20 trading days during each of three different 3-year, 2-year and 1-year performance periods. These awards were originally classified as cash-settled liability awards. In May 2022, the Company’s shareholders approved an additional 400 thousand shares to be added to the 2016 Plan and the fair value of the awards was remeasured. In connection with the remeasurement, the Company determined that the awards would be settled in shares instead of cash and they were classified as equity.
The weighted average grant date fair value of the restricted stock units was $18.94 and $18.20 per share during the years ended December 31, 2022, and 2021, respectively. The total grant date fair value of units vested was $4.3 million and $5.3 million during 2022 and 2021, respectively.
Liability-classified awards
During 2022, 33 thousand cash-settled phantom stock units were issued to employees that vest ratably over two years. These awards have a maximum payout that is calculated based on five times the stock price on the date of grant.

Forum Energy Technologies, Inc. and subsidiaries
Notes to consolidated financial statements (continued)
16. Related Party Transactions
The Company has sold and purchased inventory, services and fixed assets to and from affiliates of certain directors. The dollar amounts related to these related party activities are not significant to our consolidated financial statements.
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
Summary financial data by reportable segment follows (in thousands):

	Year ended December 31,
	2022	2021
Revenues
Drilling & Downhole	$304,565	$239,895
Completions	264,951	185,018
Production	131,519	116,710
Eliminations	(1,122)	(555)
Total revenues	$699,913	$541,068

Segment operating income (loss)
Drilling & Downhole	$32,201	$4,749
Completions	11,565	(4,532)
Production	(443)	(14,354)
Corporate	(34,268)	(31,408)
Total segment operating income (loss)	9,055	(45,545)
Gain on sale-leaseback transactions	(7,000)	—
Gain on disposal of assets and other	(1,271)	(1,052)
Operating income (loss)	$17,326	$(44,493)

Depreciation and amortization
Drilling & Downhole	$11,872	$14,536
Completions	21,866	22,568
Production	2,906	4,769
Corporate	334	303
Total depreciation and amortization	$36,978	$42,176

Forum Energy Technologies, Inc. and subsidiaries
Notes to consolidated financial statements (continued)
A summary of capital expenditures by reportable segment is as follows (in thousands):

	Year ended December 31,
Capital expenditures	2022	2021
Drilling & Downhole	$1,462	$1,476
Completions	5,145	512
Production	510	411
Corporate	375	—
Total capital expenditures	$7,492	$2,399
A summary of consolidated assets by reportable segment is as follows (in thousands):

	Year ended December 31,
Assets	2022	2021
Drilling & Downhole	$340,819	$313,493
Completions	366,771	351,908
Production	95,089	83,150
Corporate	32,078	42,785
Total assets	$834,757	$791,336
Corporate assets primarily include cash, certain prepaid expenses and deferred loan costs.
A summary of long-lived assets by geography is as follows (in thousands):

Long-lived assets	December 31, 2022	December 31, 2021
United States	$279,390	$298,171
Europe	26,962	25,956
Canada	11,659	14,977
Asia-Pacific	20	221
Middle East	3,806	4,412
Latin America	55	866
Total long-lived assets	$321,892	$344,603
The following table presents our revenues disaggregated by geography based on shipping destination (in thousands):

	Year ended December 31,
	2022		2021
Revenues	$	%	$	%
United States	$470,765	67.3%	$324,376	60.0%
Canada	48,279	6.9%	41,822	7.7%
Europe & Africa	57,533	8.2%	59,207	10.9%
Middle East	51,891	7.4%	48,352	8.9%
Asia-Pacific	36,832	5.3%	36,641	6.8%
Latin America	34,613	4.9%	30,670	5.7%
Total Revenues	$699,913	100.0%	$541,068	100.0%

Forum Energy Technologies, Inc. and subsidiaries
Notes to consolidated financial statements (continued)
The following table presents our revenues disaggregated by product line (in thousands):

	Year ended December 31,
	2022		2021
Revenues	$	%	$	%
Drilling Technologies	$143,389	20.6%	$96,680	17.8%
Downhole Technologies	84,987	12.1%	69,215	12.8%
Subsea Technologies	76,189	10.9%	74,000	13.7%
Stimulation and Intervention	156,331	22.3%	96,731	17.9%
Coiled Tubing	108,620	15.5%	88,287	16.3%
Production Equipment	69,914	10.0%	60,981	11.3%
Valve Solutions	61,605	8.8%	55,729	10.3%
Eliminations	(1,122)	(0.2)%	(555)	(0.1)%
Total revenues	$699,913	100.0%	$541,068	100.0%

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
Our management, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b) as of December 31, 2022. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2022.
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
Our management performed an assessment of the overall effectiveness of our internal control over financial reporting as of December 31, 2022, utilizing the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has concluded that the Company’s internal control over financial reporting is effective as of December 31, 2022.
Changes in Internal Control over Financial Reporting
There have been no changes in internal control over financial reporting during the quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Forum Energy Technologies, Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Forum Energy Technologies, Inc. and subsidiaries (the “Company”) as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2022, of the Company and our report dated February 28, 2023 expressed an unqualified opinion on those financial statements.
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
/s/ Deloitte & Touche LLP
Houston, Texas
February 28, 2023
Item 9B. Other information
None.
Item 10. Directors, executive officers and corporate governance
Information required by this item is incorporated herein by reference to our Proxy Statement for the 2023 Annual Meeting of Stockholders.
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
Item 11. Executive compensation
Information required by this item is incorporated herein by reference to our Proxy Statement for the 2023 Annual Meeting of Stockholders.
Item 12. Security ownership of certain beneficial owners and management and related stockholder matters
Information required by this item is incorporated herein by reference to our Proxy Statement for the 2023 Annual Meeting of Stockholders.
Item 13. Certain Relationships and Related Transactions, and Director Independence
Information required by this item is incorporated herein by reference to our Proxy Statement for the 2023 Annual Meeting of Stockholders.

Item 14. Principal accountant fees and services
Our independent registered public accounting firm is Deloitte & Touche LLP, Houston, Texas, PCAOB ID No. 34.
Information required by this item is incorporated herein by reference to our Proxy Statement for the 2023 Annual Meeting of Stockholders.
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

4.1*	Form of Common Stock Certificate (incorporated herein by reference to Exhibit 4.1 to Amendment No. 3 to the Registration Statement, filed on December 29, 2011) (File No. 333-180676).

4.2*
Indenture, dated as of August 4, 2020, among the Company, the subsidiary guarantors party thereto and the Trustee and Collateral Agent. (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on 8-K, filed on August 5, 2020).

4.3*	Form of 9.000% convertible senior secured notes due 2025 (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on 8-K, filed on August 5, 2020).

4.4*
Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (incorporated herein by reference to Exhibit 4.5 to the Company’s Annual Report on Form 10-K, filed February 25, 2020).

10.1*#	Form of Nonstatutory Stock Option Agreement (Employees and Consultants)(incorporated herein by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q, filed on May 3, 2013).

10.2*#	Form of Nonstatutory Stock Option Agreement (Employees and Consultants) (incorporated herein by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q, filed on April 29, 2014).

10.3*#	Form of Nonstatutory Stock Option Agreement (Employees and Consultants) (incorporated herein by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q, filed on May 1, 2015).

10.4*#
Form of Nonstatutory Stock Option Agreement - Three Year Cliff Vesting (Employees and Consultants) (incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, filed on October 30, 2015).

10.5*#
Indemnification Agreement dated as of August 2, 2010 between Forum Energy Technologies and C. Christopher Gaut (incorporated herein by reference to Exhibit 10.9 to the Registration Statement, filed on August 31, 2011) (File No. 333-180676).

10.6*#
Form of Indemnification Agreement between Forum Energy Technologies, Inc. and the executive officers identified on Annex A thereto (incorporated herein by reference to Exhibit 10.10 to the Registration Statement, filed on August 31, 2011) (File No. 333-180676).

10.7*#
Form of Indemnification Agreement between Forum Energy Technologies and each of the non-SCF directors identified on Annex A thereto (incorporated herein by reference to Exhibit 10.11 to the Registration Statement, filed on August 31, 2011) (File No. 333-180676).

10.8*#	Forum Energy Technologies, Inc. Severance Plan (incorporated herein by reference to Exhibit 10.15 to the Registration Statement, filed on August 31, 2011) (File No. 333-180676).

10.9*#
Forum Energy Technologies, Inc. 2010 Stock Incentive Plan (as amended and restated effective August 15, 2012) (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 10- Q, filed November 6, 2012) (File No. 1-35504).

10.10*#
Severance Agreement dated as of February 16, 2018 between Forum Energy Technologies, Inc. and Michael D. Danford (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on February 21, 2018).

10.11*#
Severance Agreement dated as of December 19, 2018 between Forum Energy Technologies, Inc. and C. Christopher Gaut (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K/A, filed on December 21, 2018).

10.12*#
Severance Agreement dated as of September 1, 2018 between Forum Energy Technologies, Inc. and D. Lyle Williams (Incorporate herein by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-K, filed on February 28, 2019).

10.13*#	Form of Nonstatutory Stock Option Agreement (Employees and Consultants) (incorporated herein by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q, filed on May 2, 2017).

10.14*#	Amended and Restated Employee Stock Purchase Plan, dated as of July 1, 2017 (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed on August 1, 2017).

10.15*#	Form of Nonstatutory Stock Option Agreement (Employees and Consultants) (incorporated herein by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q, filed on May 2, 2018).

10.16*#
Severance Agreement dated as of February 15, 2019 between Forum Energy Technologies, Inc. and John C. Ivascu (incorporated herein by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q, filed on May 1, 2019).

10.17*
Amendment No. 2 to the Registration Rights Agreement, dated as of August 25, 2017, by and among Forum Energy Technologies and the other parties thereto (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on August 28, 2017).

10.18*
Registration Rights Agreement, dated as of October 2, 2017, by and between Forum Energy Technologies, Inc. and Q-GT (V) Investment Partners, LLC (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on October 3, 2017).

10.19*
Third Amended and Restated Credit Agreement, dated as of October 30, 2017, by and among Forum Energy Technologies, Inc., Forum Canada ULC, Wells Fargo Bank, National Association, as administrative agent, and the lenders party thereto (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on November 2, 2017).

10.20*
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

10.21*#	Form of Restricted Stock Unit Agreement (Employees and Consultants) (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10.Q, filed on May 8, 2020).

10.22*#	Form of Performance Share Award Agreement (Employees and Consultants) (incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, filed on May 8, 2020).

10.23*
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

10.24*
Forum Energy Technologies, Inc. Second Amended and Restated 2016 Stock and Incentive Plan (incorporated by reference to Appendix B to the Company’s Proxy Statement on Schedule 14A filed on April 2, 2020).

10.25*#
First Amendment to Forum Energy Technologies, Inc. Second Amended and Restated 2016 Stock and Incentive Plan (incorporated by reference to Exhibit 99.2 to the Company’s Registration Statement on Form S-8, filed on May 13, 2022).

10.26*
Registration Rights Agreement, dated as of August 4, 2020, among the Company and holders of New Notes party thereto. (incorporated by referenced to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on August 5, 2020).

10.27*#
Form of Form of Performance Restricted Stock Unit Agreement (Employees and Consultants). Restricted Stock Unit Agreement (Employees and Consultants) (incorporated herein by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q, filed on November 6, 2020).

10.28*#
Form of Special Performance Restricted Stock Unit Agreement (Employees and Consultants) (incorporated herein by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q, filed on November 6, 2020).

10.29*#
Form of Special Performance Restricted Stock Unit Agreement (Employees and Consultants) (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed on May 7, 2021).

10.30*#
Form of 2021 Performance Restricted Stock Unit Agreement (Chief Executive Officer) (incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, filed on May 7, 2021).

10.31*#	Form of 2021 Performance Phantom Unit Agreement (Executive Management).(incorporated herein by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q, filed on May 7, 2021).

10.32*#	Form of 2021 Restricted Stock Unit Agreement (Executive Management) (incorporated herein by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q, filed on May 7, 2021)

10.33*#	Form of 2022 Restricted Stock Unit Agreement (Executive Management) (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed on May 6, 2022).

10.34*#	Form of 2022 Performance Restricted Stock Unit Agreement (Executive Management) (incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, filed on May 6, 2022).

10.35*#
Forum Energy Technologies, Inc. Amended and Restated 2021 Phantom Unit Agreement between Mr. C. Christopher Gaut and the Company (incorporated herein by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q, filed on May 6, 2022).

10.36*#
Forum Energy Technologies, Inc. 2022 Phantom Unit Agreement between Mr. C. Christopher Gaut and the Company(incorporated herein by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q, filed on May 6, 2022).

10.37*
Asset Purchase Agreement, dated December 31, 2020, by and among Forum US, Inc., Anvil International, LLC and, for the limited purposes set forth therein, Forum Energy Technologies, Inc. (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 4, 2021).

10.38*#
Letter Agreement between Mr. C. Christopher Gaut and Forum Energy Technologies (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 22, 2022).

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

FORUM ENERGY TECHNOLOGIES, INC.
	By:	/s/ D. Lyle Williams, Jr.
February 28, 2023		D. Lyle Williams, Jr.
Executive Vice President and Chief Financial Officer
(As Duly Authorized Officer and Principal Financial Officer)

February 28, 2023	By:	/s/ Katherine C. Keller
Katherine C. Keller
Vice President and Principal Accounting Officer
(As Duly Authorized Officer and Principal Accounting Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Neal Lux	President and Chief Executive Officer (Principal Executive Officer)	February 28, 2023
Neal Lux

/s/ D. Lyle Williams, Jr.	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 28, 2023
D. Lyle Williams, Jr.

/s/ Katherine C. Keller	Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 28, 2023
Katherine C. Keller

/s/ C. Cristopher Gaut	Chairman of the Board	February 28, 2023
C. Cristopher Gaut

/s/ Evelyn M. Angelle	Director	February 28, 2023
Evelyn M. Angelle

/s/ John A. Carrig	Director	February 28, 2023
John A. Carrig

/s/ Michael McShane	Director	February 28, 2023
Michael McShane

/s/ Louis A. Raspino	Director	February 28, 2023
Louis A. Raspino

/s/ Emily Reichert, Ph.D.	Director	February 28, 2023
Emily Reichert, Ph.D.

/s/ Paul E. Rowsey III	Director	February 28, 2023
Paul E. Rowsey III

/s/ John Schmitz	Director	February 28, 2023
John Schmitz