Form 10-Q
period 2023-03-31
FORUM ENERGY TECHNOLOGIES, INC.
filed 2023-05-05
CIK 1401257

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________________
FORM 10-Q
___________________________________

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of April 28, 2023, there were 10,149,539 common shares outstanding.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
Forum Energy Technologies, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended March 31,
(in thousands, except per share information)	2023	2022
Revenue	$188,957	$155,174
Cost of sales	136,855	116,555
Gross profit	52,102	38,619
Operating expenses
Selling, general and administrative expenses	45,511	44,305
Loss (gain) on disposal of assets and other	(260)	22
Total operating expenses	45,251	44,327
Operating income (loss)	6,851	(5,708)
Other expense (income)
Interest expense	4,549	7,624
Foreign exchange and other losses (gains), net	2,972	(5,986)
Total other expense	7,521	1,638
Loss before income taxes	(670)	(7,346)
Income tax expense	2,816	1,853
Net loss	$(3,486)	$(9,199)

Weighted average shares outstanding
Basic	10,179	5,683
Diluted	10,179	5,683
Loss per share
Basic	$(0.34)	$(1.62)
Diluted	$(0.34)	$(1.62)

Other comprehensive income (loss), net of tax of $0:
Net loss	$(3,486)	$(9,199)
Change in foreign currency translation	4,158	(6,992)
Gain on pension liability	15	30
Comprehensive income (loss)	$687	$(16,161)
The accompanying notes are an integral part of these condensed consolidated financial statements.

Forum Energy Technologies, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)

(in thousands, except share information)	March 31, 2023	December 31, 2022
Assets
Current assets
Cash and cash equivalents	$46,764	$51,029
Accounts receivable—trade, net of allowances of $11,102 and $10,690	164,033	154,247
Inventories, net	287,614	269,828
Prepaid expenses and other current assets	23,196	21,957
Accrued revenue	671	665
Costs and estimated profits in excess of billings	14,538	15,139
Total current assets	536,816	512,865
Property and equipment, net of accumulated depreciation	62,596	62,963
Operating lease assets	57,039	57,270
Deferred financing costs, net	1,086	1,166
Intangible assets, net	185,629	191,481
Deferred income taxes, net	99	184
Other long-term assets	6,691	8,828
Total assets	$849,956	$834,757
Liabilities and equity
Current liabilities
Current portion of long-term debt	$988	$782
Accounts payable—trade	129,934	118,261
Accrued liabilities	58,839	76,544
Deferred revenue	13,420	14,401
Billings in excess of costs and profits recognized	421	305
Total current liabilities	203,602	210,293
Long-term debt, net of current portion	151,999	239,128
Deferred income taxes, net	1,051	902
Operating lease liabilities	64,299	64,626
Other long-term liabilities	12,162	12,773
Total liabilities	433,113	527,722
Commitments and contingencies
Equity
Common stock, $0.01 par value, 14,800,000 shares authorized, 10,858,424 and 6,223,454 shares issued	109	62
Additional paid-in capital	1,366,184	1,253,613
Treasury stock at cost, 708,885 and 570,247 shares	(142,057)	(138,560)
Retained deficit	(684,081)	(680,595)
Accumulated other comprehensive loss	(123,312)	(127,485)
Total equity	416,843	307,035
Total liabilities and equity	$849,956	$834,757
The accompanying notes are an integral part of these condensed consolidated financial statements.

Forum Energy Technologies, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
(in thousands)	2023	2022
Cash flows from operating activities
Net loss	$(3,486)	$(9,199)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	2,570	3,423
Amortization of intangible assets	6,016	6,218
Inventory write down	892	194
Stock-based compensation expense	841	2,151
Deferred income taxes	421	(266)
Noncash losses and other, net	1,398	2,283
Changes in operating assets and liabilities
Accounts receivable—trade	(10,047)	(9,168)
Inventories	(18,123)	(23,031)
Prepaid expenses and other assets	1,037	1,298
Cost and estimated profit in excess of billings	769	(6,871)
Accounts payable, deferred revenue and other accrued liabilities	(5,527)	11,851
Billings in excess of costs and estimated profits earned	111	(3,758)
Net cash used in operating activities	$(23,128)	$(24,875)
Cash flows from investing activities
Capital expenditures for property and equipment	(1,083)	(860)
Proceeds from sale of property and equipment	264	118
Net cash used in investing activities	$(819)	$(742)
Cash flows from financing activities
Borrowings on Credit Facility	119,426	95,883
Repayments on Credit Facility	(94,426)	(95,883)
Payment of capital lease obligations	(273)	(239)
Repurchases of stock	(5,370)	(360)
Net cash provided by (used in) financing activities	$19,357	$(599)

Effect of exchange rate changes on cash	325	(40)

Net decrease in cash, cash equivalents and restricted cash	(4,265)	(26,256)
Cash, cash equivalents and restricted cash at beginning of period	51,029	46,858
Cash, cash equivalents and restricted cash at end of period	$46,764	$20,602

Noncash activities
Operating lease right of use assets obtained in exchange for lease obligations	$1,835	$1,320
Finance lease right of use assets obtained in exchange for lease obligations	926	100
Conversion of debt to common stock	113,650	—
The accompanying notes are an integral part of these condensed consolidated financial statements.

Forum Energy Technologies, Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited)

Three Months Ended March 31, 2023
(in thousands)	Common stock	Additional paid-in capital	Treasury stock	Retained deficit	Accumulated other comprehensive income / (loss)	Total equity
Balance at December 31, 2022	$62	$1,253,613	$(138,560)	$(680,595)	$(127,485)	$307,035
Stock-based compensation expense	—	841	—	—	—	841
Restricted stock issuance, net of forfeitures	1	(1,874)	—	—	—	(1,873)
Conversion of debt to common stock	46	113,604	—	—	—	113,650
Treasury stock	—	—	(3,497)	—	—	(3,497)
Currency translation adjustment	—	—	—	—	4,158	4,158
Change in pension liability	—	—	—	—	15	15
Net loss	—	—	—	(3,486)	—	(3,486)
Balance at March 31, 2023	$109	$1,366,184	$(142,057)	$(684,081)	$(123,312)	$416,843
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

Forum Energy Technologies, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

1. Organization and Basis of Presentation
Forum Energy Technologies, Inc. (the “Company,” “FET,” “we,” “our,” or “us”), a Delaware corporation, is a global company serving the oil, natural gas, industrial and renewable energy industries. With headquarters located in Houston, Texas, FET provides value added solutions that increase the safety and efficiency of energy exploration and production.
Basis of Presentation
The Company's accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany transactions have been eliminated in consolidation.
In management's opinion, all adjustments, consisting of normal recurring adjustments, necessary for the fair statement of the Company’s financial position, results of operations and cash flows have been included. Operating results for the three months ended March 31, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023 or any other interim period.
These interim financial statements are unaudited and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements and should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2022, which are included in the Company’s 2022 Annual Report on Form 10-K filed with the SEC on February 28, 2023.
2. Recent Accounting Pronouncements
From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board, which the Company adopts as of the specified effective date. Unless otherwise discussed, management believes that the impact of recently issued standards, which are not yet effective, will not have a material impact on the Company's consolidated financial statements upon adoption.
Accounting Standard Adopted in 2023
Inflation Reduction Act of 2022. In August 2022, the Inflation Reduction Act of 2022 (“IRA”) was signed into law. The IRA, among other provisions, imposes a 15% corporate alternative minimum tax on the adjusted financial statement income of certain large corporations effective for tax years beginning after December 31, 2022 and a 1% excise tax on stock repurchases made by publicly traded U.S. corporations after December 31, 2022. The adoption of this standard did not have a material impact on our consolidated financial statements.
Reference Rate Reform (Topic 848). In March 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2020-04, which provides temporary, optional practical expedients and exceptions to enable a smoother transition to the new reference rates which will replace the London Interbank Offered Rate (“LIBOR”) and other reference rates expected to be discontinued. In January 2021, the FASB issued ASU 2021-01, which expanded the scope to include derivative instruments impacted by the discounting transition. In December 2022, the FASB issued ASU 2022-06, which extended the temporary accounting rules from December 31, 2022 to December 31, 2024. Effective April 2023, the Company transitioned its Credit Facility from LIBOR to the Secured Overnight Financing Rate. The Company plans to adopt the guidance prospectively in second quarter 2023 and does not expect it to have a material impact on the Company's consolidated financial statements.
3. Revenue
Revenue is recognized when control of the promised goods or services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to receive in exchange for those goods or services. For a detailed discussion of our revenue recognition policies, refer to the Company’s 2022 Annual Report on Form 10-K.
Disaggregated Revenue
Refer to Note 9 Business Segments for disaggregated revenue by product line and geography.

Forum Energy Technologies, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Contract Balances
Contract balances are determined on a contract by contract basis. Contract assets represent revenue recognized for goods and services provided to our customers when payment is conditioned on something other than the passage of time. Similarly, the Company records a contract liability when we receive consideration, or such consideration is unconditionally due, from a customer prior to transferring goods or services to the customer under the terms of a sales contract. Such contract liabilities typically result from billings in excess of costs incurred on construction contracts and advance payments received on product sales.
The following table reflects the changes in our contract assets and contract liabilities balances for the three months ended March 31, 2023 (in thousands):

	March 31, 2023	December 31, 2022	Decrease
			$	%
Accrued revenue	$671	$665
Costs and estimated profits in excess of billings	14,538	15,139
Contract assets - current	15,209	15,804
Contract assets - noncurrent	2,413	2,638
Contract assets	$17,622	$18,442	$(820)	(4)%

Deferred revenue	$13,420	$14,401
Billings in excess of costs and profits recognized	421	305
Contract liabilities	$13,841	$14,706	$(865)	(6)%
During the three months ended March 31, 2023, our contract assets decreased by $0.8 million and our contract liabilities decreased by $0.9 million primarily due to the timing of milestone billings for projects in our Subsea Technologies product line.
During the three months ended March 31, 2023, we recognized $7.3 million of revenue that was included in the contract liability balance at the beginning of the period.
Substantially all of our contracts are less than one year in duration. As such, we have elected to apply the practical expedient which allows an entity to exclude disclosures about its remaining performance obligations if the performance obligation is part of a contract that has an original expected duration of one year or less.
4. Inventories
The Company's significant components of inventory at March 31, 2023 and December 31, 2022 were as follows (in thousands):

	March 31, 2023	December 31, 2022
Raw materials and parts	$95,435	$94,182
Work in process	34,240	27,489
Finished goods	197,566	187,448
Total inventories	327,241	309,119
Less: inventory reserve	(39,627)	(39,291)
Inventories, net	$287,614	$269,828

Forum Energy Technologies, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
5. Intangible Assets
Intangible assets consisted of the following as of March 31, 2023 and December 31, 2022, respectively (in thousands):

	March 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Intangibles	Amortization Period (In Years)
Customer relationships	$266,996	$(151,891)	$115,105	10 - 35
Patents and technology	88,984	(36,794)	52,190	5 - 19
Non-compete agreements	188	(188)	—	5
Trade names	42,710	(27,599)	15,111	7 - 19
Trademarks	5,089	(1,866)	3,223	15
Total intangible assets	$403,967	$(218,338)	$185,629

	December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Intangibles	Amortization Period (In Years)
Customer relationships	$266,537	$(147,496)	$119,041	10 - 35
Patents and technology	88,863	(35,298)	53,565	5 - 19
Non-compete agreements	188	(188)	—	5
Trade names	42,638	(27,071)	15,567	7 - 19
Trademarks	5,089	(1,781)	3,308	15
Total intangible assets	$403,315	$(211,834)	$191,481
6. Debt
Notes payable and lines of credit as of March 31, 2023 and December 31, 2022 consisted of the following (in thousands):

	March 31, 2023	December 31, 2022
2025 Notes	$134,208	$256,970
Unamortized debt discount	(7,143)	(15,314)
Debt issuance cost	(1,753)	(3,759)
Credit Facility	25,000	—
Other debt	2,675	2,013
Total debt	152,987	239,910
Less: current portion	(988)	(782)
Long-term debt, net of current portion	$151,999	$239,128
2025 Notes
In August 2020, we exchanged $315.5 million principal amount of our previous 6.25% unsecured notes due 2021 for new 9.00% convertible secured notes due August 2025 (the “2025 Notes”). The 2025 Notes pay interest at the rate of 9.00%, of which 6.25% is payable in cash and 2.75% is payable in cash or additional notes, at the Company’s option. The 2025 Notes are secured by a first lien on substantially all of the Company’s assets, except for Credit Facility priority collateral, which secures the 2025 Notes on a second lien basis. During the quarter ended March 31, 2023, $122.8 million or 48% of the principal amount of the 2025 Notes mandatorily converted into approximately 4.5 million shares of common stock.

Forum Energy Technologies, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Credit Facility
In September 2021, we amended our senior secured revolving credit facility (“Credit Facility”) to, among other things, extend the maturity date to September 2026, reduce the aggregate amount of the commitment under the Credit Facility, and change the interest rate applicable to outstanding loans. Following such amendment, our Credit Facility provides revolving credit commitments of $179.0 million (with a sublimit of up to $45.0 million available for the issuance of letters of credit for the account of the Company and certain of its domestic subsidiaries) (the “U.S. Line”), of which up to $20.0 million is available to certain of our Canadian subsidiaries for loans in U.S. or Canadian dollars (with a sublimit of up to $3.0 million available for the issuance of letters of credit for the account of our Canadian subsidiaries) (the “Canadian Line”).
Availability under the Credit Facility is subject to a borrowing base calculated by reference to eligible accounts receivable in the U.S., Canada and certain other jurisdictions (subject to a cap) and eligible inventory in the U.S. and Canada. Such eligible accounts receivable and eligible inventory serve as priority collateral for the Credit Facility, which is also secured on a second lien basis by substantially all of the Company's other assets. The amount of eligible inventory included in the borrowing base is restricted to the lesser of $125.0 million (subject to a quarterly reduction of $0.5 million) and 80.0% of the total borrowing base. Our borrowing capacity under the Credit Facility could be reduced or eliminated, depending on future fluctuations in our receivables and inventory. As of March 31, 2023, our total borrowing base was $178.3 million, of which $25.0 million was drawn and $24.0 million was used for security of outstanding letters of credit, resulting in remaining availability of $129.3 million.
Prior to the amendment discussed below, borrowings under the U.S. Line were subject to an interest rate equal to, at the Company's option, either (a) the LIBOR, subject to a floor of 0.00%, plus a margin of 2.25% to 2.75%, or (b) a base rate plus a margin of 1.25% to 1.75%, in each case based upon the Company's quarterly total net leverage ratio, with the U.S. Line base rate determined by reference to the greatest of (i) the federal funds rate plus 0.50% per annum, (ii) the one-month adjusted LIBOR plus 1.00% per annum, and (iii) the rate of interest announced, from time to time, by Wells Fargo at its principal office in San Francisco as its prime rate, subject to a floor of 0.00%.
Borrowings under the Canadian Line were subject to an interest rate during the reporting period equal to, our subsidiary's option, either (a) the Canadian Dollar Offered Rate (“CDOR”), subject to a floor of 0.00%, plus a margin of 2.25% to 2.75%, or (b) a base rate plus a margin of 1.25% to 1.75%, in each case based upon the Company's quarterly net leverage ratio. The Canadian line base rate is determined by reference to the greater of (i) the one-month CDOR plus 1.00% and (ii) the prime rate for Canadian dollar commercial loans made in Canada as reported by Thomson Reuters, subject to a floor of 0.00%. The weighted average interest rate under the Credit Facility was approximately 7.96% for the three months ended March 31, 2023.
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
In April 2023, the Credit Facility was amended to, among other things, (a) replace the interest rate benchmark for borrowings denominated in U.S. dollars from LIBOR to the Secured Overnight Financing Rate; (b) reset existing capacity under the general "Permitted Dispositions" basket; and (c) increase the domestic letter of credit sublimit from $45.0 million to $70.0 million.
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

Forum Energy Technologies, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Letters of Credit and Guarantees
We execute letters of credit in the normal course of business to secure the delivery of product from specific vendors and also to guarantee our fulfillment of performance obligations relating to certain large contracts. We had $24.0 million and $21.8 million in total outstanding letters of credit as of March 31, 2023 and December 31, 2022, respectively.
7. Income Taxes
For interim periods, our income tax expense or benefit is computed based on our estimated annual effective tax rate and any discrete items that impact the interim periods. For the three months ended March 31, 2023 and 2022, the Company recorded a tax expense of $2.8 million and $1.9 million, respectively. The estimated annual effective tax rates for all periods were impacted by losses in jurisdictions where the recording of a tax benefit is not available. Furthermore, the tax expense or benefit recorded can vary from period to period depending on the Company’s relative mix of earnings and losses by jurisdiction.
We have deferred tax assets related to net operating loss and other tax carryforwards in the U.S. and in certain states and foreign jurisdictions. We recognize deferred tax assets to the extent that we believe these assets are more likely than not to be realized. In making such a determination, we consider all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning and recent operating results. As of March 31, 2023, we do not anticipate being able to fully utilize all of the losses prior to their expiration in the following jurisdictions: the U.S., the U.K., Germany, Singapore, China and Saudi Arabia. As a result, we have certain valuation allowances against our deferred tax assets as of March 31, 2023.
8. Fair Value Measurements
The Company had $25.0 million of borrowings outstanding under the Credit Facility as of March 31, 2023. The Credit Facility incurs interest at a variable interest rate, and therefore, the carrying amount approximates fair value. The fair value of the debt is classified as a Level 2 measurement because interest rates charged are similar to other financial instruments with similar terms and maturities.
The fair value of our 2025 Notes is estimated using Level 2 inputs in the fair value hierarchy and is based on quoted prices for those or similar instruments. At March 31, 2023, the fair value and the carrying value of our 2025 Notes approximated $130.3 million and $125.3 million, respectively. At December 31, 2022, the fair value and the carrying value of our 2025 Notes approximated $272.8 million and $237.9 million, respectively.
There were no other significant outstanding financial instruments as of March 31, 2023 and December 31, 2022 that required measuring the amounts at fair value on a recurring basis. We did not change our valuation techniques associated with recurring fair value measurements from prior periods, and there were no transfers between levels of the fair value hierarchy during the three months ended March 31, 2023.

Forum Energy Technologies, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
9. Business Segments
The Company reports results of operations in the following three reporting segments: Drilling & Downhole, Completions, and Production. The amounts indicated below as “Corporate” relate to costs and assets not allocated to the reportable segments. Summary financial data by segment follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Revenue
Drilling & Downhole	$76,794	$71,260
Completions	73,667	52,542
Production	38,995	31,505
Eliminations	(499)	(133)
Total revenue	$188,957	$155,174

Segment operating income (loss)
Drilling & Downhole	$8,438	$5,986
Completions	3,556	(715)
Production	1,629	(1,752)
Corporate	(7,032)	(9,205)
Total segment operating income (loss)	6,591	(5,686)
Loss (gain) on disposal of assets and other	(260)	22
Operating income (loss)	$6,851	$(5,708)
A summary of consolidated assets by reportable segment is as follows (in thousands):

	March 31, 2023	December 31, 2022
Drilling & Downhole	$348,581	$340,819
Completions	373,222	366,771
Production	98,427	95,089
Corporate	29,726	32,078
Total assets	$849,956	$834,757
Corporate assets primarily include cash, certain prepaid assets and deferred loan costs.
The following table presents our revenues disaggregated by product line (in thousands):

	Three Months Ended March 31,
	2023	2022
Drilling Technologies	$40,777	$29,235
Downhole Technologies	23,211	19,564
Subsea Technologies	12,806	22,461
Stimulation and Intervention	47,326	30,159
Coiled Tubing	26,341	22,383
Production Equipment	19,896	15,167
Valve Solutions	19,099	16,338
Eliminations	(499)	(133)
Total revenue	$188,957	$155,174

Forum Energy Technologies, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
The following table presents our revenues disaggregated by geography (in thousands):

	Three Months Ended March 31,
	2023	2022
United States	$129,186	$97,232
Middle East	17,982	11,153
Canada	13,668	11,389
Europe & Africa	11,672	15,377
Latin America	8,768	10,964
Asia-Pacific	7,681	9,059
Total revenue	$188,957	$155,174
10. Commitments and Contingencies
In the ordinary course of business, the Company is, and in the future could be, involved in various pending or threatened legal actions, some of which may or may not be covered by insurance. Management has reviewed such pending judicial and legal proceedings, the reasonably anticipated costs and expenses in connection with such proceedings, and the availability and limits of insurance coverage, and has established reserves that are believed to be appropriate in light of those outcomes that are believed to be probable and can be estimated. The reserves accrued at March 31, 2023 and December 31, 2022, respectively, are immaterial. In the opinion of management, the Company’s ultimate liability, if any, with respect to these actions is not expected to have a material adverse effect on the Company’s financial position, results of operations or cash flows.
In October of 2017, one of our subsidiaries, Global Tubing LLC (“Global Tubing”), filed suit against Tenaris Coiled Tubes, LLC and Tenaris, S.A. (together “Tenaris”) in the United States District Court for the Southern District of Texas seeking a declaration that its DURACOILTM products do not infringe certain Tenaris patents related to coiled tubing. Tenaris filed counterclaims against Global Tubing alleging DURACOILTM products infringe three patents. Tenaris sought unspecified damages and a permanent injunction. In response, Global Tubing alleged that its products do not infringe and the Tenaris patents are invalid and unenforceable. On March 20, 2023, the court agreed with Global Tubing, finding all patents unenforceable and dismissing all Tenaris infringement claims. Global Tubing intends to seek an award of its attorneys’ fees and costs incurred as a result of the litigation.
For further disclosure regarding certain litigation matters, refer to Note 12 of the notes to the consolidated financial statements included in Item 8 of the Company’s 2022 Annual Report on Form 10-K filed with the SEC on February 28, 2023.

Forum Energy Technologies, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
11. Earnings (Loss) Per Share
The calculation of basic and diluted earnings per share for each period presented was as follows (dollars and shares in thousands, except per share amounts):

	Three Months Ended March 31,
	2023	2022
Net loss	$(3,486)	$(9,199)

Weighted average shares outstanding - basic	10,179	5,683
Dilutive effect of stock options and restricted stock	—	—
Dilutive effect of convertible notes due 2025	—	—
Weighted average shares outstanding - diluted	10,179	5,683

Loss per share
Basic	$(0.34)	$(1.62)
Diluted	$(0.34)	$(1.62)
For the three months ended March 31, 2023 and 2022, we excluded all potentially dilutive restricted shares and stock options in calculating diluted earnings per share as the effect was anti-dilutive due to net losses incurred for these periods.
12. Stockholders' Equity
Stock-based compensation
During the three months ended March 31, 2023, the Company granted 86,912 time-based restricted stock units to employees that vest ratably over three years.
In addition, during the three months ended March 31, 2023, the Company granted 86,912 performance restricted stock units to employees (assuming target performance) that vest based upon the total shareholder return of the Company's common stock as compared to a group of peer companies over three different performance periods. The performance periods run from January 1, 2023 through December 31, 2023, January 1, 2023 through December 31, 2024 and January 1, 2023 through December 31, 2025, and 1/3 of each award is allocated to each performance period. The performance restricted stock units may settle for between 0% and 200% of the target units granted in shares of the Company’s common stock.
13. Related Party Transactions
The Company has sold and purchased inventory, services and fixed assets to and from affiliates of a former director. The dollar amounts of these related party activities are not significant to the Company’s unaudited condensed consolidated financial statements.

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
All forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q. We disclaim any obligation to update or revise these statements unless required by law, and you should not place undue reliance on these forward-looking statements. Although we believe that our plans, intentions and expectations reflected in or suggested by the forward-looking statements we make in this Quarterly Report on Form 10-Q are reasonable, forward-looking statements are not guarantees of future performance and involve risks and uncertainties that may cause actual results to differ materially from our plans, intentions or expectations. This may be the result of various factors, including, but not limited to, those factors discussed in “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K filed with the SEC on February 28, 2023, and elsewhere in this Quarterly Report on Form 10-Q. These cautionary statements qualify all forward-looking statements attributable to us or persons acting on our behalf.
Overview
We are a global company serving the oil, natural gas, industrial and renewable energy industries. With headquarters located in Houston, Texas, FET provides value added solutions aimed at improving the safety, efficiency, and environmental impact of our customers' operations. Our highly engineered products include capital equipment and consumable products. FET’s customers include oil and natural gas operators, land and offshore drilling contractors, oilfield service companies, pipeline and refinery operators, and renewable energy and new energy companies. Consumable products are used by our customers in drilling, well construction and completions activities and at processing centers and refineries. Our capital products are directed at drilling rig equipment for constructing new and upgrading existing rigs, subsea construction and development projects, pressure pumping equipment, the placement of production equipment on new producing wells, downstream capital projects and capital equipment for renewable energy projects. For the three months ended March 31, 2023, approximately 65% of our revenue was derived from consumable products and activity-based equipment, while the balance was primarily derived from capital products with a small amount from rental and other services.
A summary of the products and services offered by each segment is as follows:
•Drilling & Downhole. This segment designs, manufactures and supplies products and provides related services to the drilling, well construction, artificial lift and subsea energy construction markets, including applications in oil and natural gas, renewable energy, defense, and communications. The products and related services consist primarily of: (i) capital equipment and a broad line of expendable products consumed in the drilling process; (ii) well construction casing and cementing equipment and protection products for artificial lift equipment and cables; and (iii) subsea remotely operated vehicles (“ROVs”) and trenchers, submarine rescue vehicles, specialty components and tooling, and complementary subsea technical services.
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
Market Conditions
Demand for our products and services is directly related to our customers' capital and operating budgets. These budgets are heavily influenced by current and expected energy prices. In addition, demand for our capital products is driven by the utilization of service company equipment. Utilization is a function of equipment capacity and durability in demanding environments.
Recent inflationary pressures, rising interest rates and volatility in the banking sector have created a heightened concern of a global recession. Oil and natural gas prices softened in the first quarter 2023 in part as a result of such recessionary fears. Despite these macroeconomic challenges, we expect that the world's long-term energy demand will continue to rise and may outpace global supply as China's economy recovers from the COVID-19 pandemic shutdowns and OPEC+ remains committed to maintaining stable oil prices. We expect that hydrocarbons will continue to play a vital role in meeting the world's energy needs while renewable energy sources continue to develop.
The price of oil has varied dramatically over the last several years. The spot prices for WTI and Brent fell from $61.14 and $67.77 per barrel, respectively, as of December 31, 2019 to lows below $15.00 per barrel in April 2020. Since that time, oil prices rebounded to highs above $120.00 per barrel in March 2022 but have softened in the first quarter 2023 to an average of $75.93 and $81.07, for WTI and Brent, respectively. In addition, natural gas prices have decreased by 43.5% comparing the first quarter 2023 to the first quarter 2022.
Our revenues, over the long-term, are highly correlated to the global drilling rig count, which has increased to 1,896 rigs as of the end of the first quarter 2023 from a low of 1,030 rigs in the third quarter 2020. The average U.S. rig count for the first quarter 2023 was 2.1% lower and 20.1% higher compared to the fourth quarter 2022 and first quarter 2022, respectively. The international rig count for the first quarter 2023 was 0.9% higher and 11.2% higher compared to the fourth quarter 2022 and first quarter 2022, respectively.
Global drilling and completions activity remains below pre-pandemic levels. However, international markets are expected to grow throughout 2023 and outpace the U.S. In the U.S., publicly owned exploration and production companies are expected to continue to exercise disciplined capital spending while privately owned exploration and production companies fluctuate their activity in response to changes in oil and natural gas prices.
The table below shows average crude oil and natural gas prices for West Texas Intermediate crude oil (“WTI”), United Kingdom Brent crude oil (“Brent”), and Henry Hub natural gas:

	Three Months Ended
	March 31,	December 31,	March 31,
	2023	2022	2022
Average global oil, $/bbl
West Texas Intermediate	$75.93	$82.79	$95.18
United Kingdom Brent	$81.07	$88.72	$100.87

Average North American Natural Gas, $/Mcf
Henry Hub	$2.64	$5.55	$4.67

The table below shows the average number of active drilling rigs operating by geographic area and drilling for different purposes, based on the weekly rig count information published by Baker Hughes Company.

	Three Months Ended
	March 31,	December 31,	March 31,
	2023	2022	2022
Active Rigs by Location
United States	760	776	633
Canada	221	187	198
International	915	907	823
Global Active Rigs	1,896	1,870	1,654

Land vs. Offshore Rigs
Land	1,655	1,634	1,446
Offshore	241	236	208
Global Active Rigs	1,896	1,870	1,654

U.S. Commodity Target
Oil/Gas	603	618	510
Gas	155	156	122
Unclassified	2	2	1
Total U.S. Active Rigs	760	776	633

U.S. Well Path
Horizontal	697	708	575
Vertical	18	24	24
Directional	45	44	34
Total U.S. Active Rigs	760	776	633
The table below shows the amount of total inbound orders by segment:

(in millions of dollars)	Three Months Ended
	March 31,	December 31,	March 31,
	2023	2022	2022
Drilling & Downhole	$81.0	$87.2	$70.9
Completions	66.0	81.4	53.7
Production	31.9	46.5	40.4
Total Orders	$178.9	$215.1	$165.0

Results of operations
Three months ended March 31, 2023 compared with three months ended March 31, 2022

	Three Months Ended March 31,		Change
(in thousands of dollars, except per share information)	2023	2022	$	%
Revenue
Drilling & Downhole	$76,794	$71,260	$5,534	7.8%
Completions	73,667	52,542	21,125	40.2%
Production	38,995	31,505	7,490	23.8%
Eliminations	(499)	(133)	(366)	*
Total revenue	188,957	155,174	33,783	21.8%
Segment operating income (loss)
Drilling & Downhole	8,438	5,986	2,452	41.0%
Operating margin %	11.0%	8.4%
Completions	3,556	(715)	4,271	*
Operating margin %	4.8%	(1.4)%
Production	1,629	(1,752)	3,381	193.0%
Operating margin %	4.2%	(5.6)%
Corporate	(7,032)	(9,205)	2,173	23.6%
Total segment operating income (loss)	6,591	(5,686)	12,277	215.9%
Operating margin %	3.5%	(3.7)%
Loss (gain) on disposal of assets and other	(260)	22	(282)	*
Operating income (loss)	6,851	(5,708)	12,559	220.0%
Interest expense	4,549	7,624	(3,075)	(40.3)%
Foreign exchange losses (gains) and other, net	2,972	(5,986)	8,958	*
Total other expense	7,521	1,638	5,883	359.2%
Loss before income taxes	(670)	(7,346)	6,676	90.9%
Income tax expense	2,816	1,853	963	52.0%
Net loss	$(3,486)	$(9,199)	$5,713	62.1%

Weighted average shares outstanding
Basic	10,179	5,683
Diluted	10,179	5,683
Loss per share
Basic	$(0.34)	$(1.62)
Diluted	$(0.34)	$(1.62)
* not meaningful

Revenue
Our revenue for the three months ended March 31, 2023 was $189.0 million, an increase of $33.8 million, or 21.8%, compared to the three months ended March 31, 2022. For the three months ended March 31, 2023, our Drilling & Downhole, Completions, and Production segments comprised 40.6%, 38.8%, and 20.6% of our total revenue, respectively, which compared to 45.9%, 33.8%, and 20.3% of our total revenue, respectively, for the three months ended March 31, 2022. The overall increase in revenue is primarily related to increases in market activity and global rig count in the first quarter 2023 compared to the first quarter 2022. The changes in revenue by operating segment consisted of the following:
Drilling & Downhole segment — Revenue was $76.8 million for the three months ended March 31, 2023, an increase of $5.5 million, or 7.8%, compared to the three months ended March 31, 2022. This increase was led by a $11.5 million, or 39.5%, increase in revenue for our Drilling Technologies product line due to higher sales volumes of both consumable products and capital equipment driven by increased market activity and global rig count. Revenue for our Downhole Technologies product line increased by $3.6 million, or 18.6%, primarily due to higher sales volumes of artificial lift products and casing equipment in the first quarter 2023 compared to the first quarter 2022. Revenue for our Subsea Technologies product line decreased by $9.7 million, or 43.0%, from lower volumes of ROVs partially offset by an increase in after-market part sales and service.
Completions segment — Revenue was $73.7 million for the three months ended March 31, 2023, an increase of $21.1 million, or 40.2%, compared to the three months ended March 31, 2022. This significant improvement includes a revenue increase of $17.2 million, or 56.9%, for our Stimulation & Intervention product line primarily due to higher demand of power ends, radiators and wireline cable. Revenue for our Coiled Tubing product line increased by $4.0 million, or 17.7% in the first quarter 2023 compared to the first quarter 2022. These higher revenue levels were driven by increased hydraulic fracturing and well intervention service activity levels.
Production segment — Revenue was $39.0 million for the three months ended March 31, 2023, an increase of $7.5 million, or 23.8%, compared to the three months ended March 31, 2022. The increase was driven by a $4.7 million, or 31.2%, primarily due to increased demand for our processing equipment and technologies within our Production Equipment product line, and a $2.8 million, or 16.9%, increase in sales of our valve products within our Valve Solutions product line.
Segment operating income (loss) and segment operating margin percentage
Segment operating income for the three months ended March 31, 2023 was $6.6 million, a $12.3 million improvement compared to a loss of $5.7 million for the three months ended March 31, 2022. For the three months ended March 31, 2023, segment operating margin percentage was 3.5% compared to (3.7)% for the three months ended March 31, 2022. Segment operating margin percentage is calculated by dividing segment operating income (loss) by revenue for the period. The change in operating income (loss) for each segment is explained as follows:
Drilling & Downhole segment — Segment operating income was $8.4 million, or 11.0%, for the three months ended March 31, 2023 compared to operating income of $6.0 million, or 8.4%, for the three months ended March 31, 2022. The $2.5 million improvement in segment operating results is primarily attributable to higher gross profit from the 7.8% increase in segment revenues, favorable product mix and improved operating leverage. These gains were partially offset by higher freight and employee related costs.
Completions segment — Segment operating income was $3.6 million, or 4.8%, for the three months ended March 31, 2023 compared to segment operating loss of $0.7 million, or (1.4)%, for the three months ended March 31, 2022. The $4.3 million improvement in segment operating results was primarily due to higher gross profit from the 40.2% increase in revenues discussed above and from favorable product mix. These gains were partially offset by higher steel, freight and employee related costs.
Production segment — Segment operating income was $1.6 million, or 4.2%, for the three months ended March 31, 2023 compared to a loss of $1.8 million, or (5.6)%, for the three months ended March 31, 2022. The $3.4 million improvement in segment operating results was driven by the 23.8% increase in revenues discussed above as well as lower depreciation and freight costs.
Corporate — Selling, general and administrative expenses for Corporate were $7.0 million for the three months ended March 31, 2023 compared to $9.2 million for the three months ended March 31, 2022. Corporate costs include, among other items, payroll related costs for management, administration, finance, legal, and human resources personnel; professional fees for legal, accounting and related services; and marketing costs. This decline was primarily due to a $2.7 million charge recognized in the three months ended March 31, 2022 related to a modification of long-term incentive awards associated with the executive leadership transition.

Other items not included in segment operating income (loss)
Gain on the disposal of assets and other is not included in segment operating income (loss), but is included in total operating loss.
Other income and expense
Other income and expense includes interest expense and foreign exchange gains (losses) and other. We incurred $4.5 million of interest expense during the three months ended March 31, 2023, a decrease of $3.1 million compared to the three months ended March 31, 2022, mainly due to the decline in the balance of 2025 Notes upon conversion of $122.8 million aggregate principal amount of our 2025 Notes to common stock in January 2023. See Note 6 Debt for further details related to the our 2025 Notes and Credit Facility.
The foreign exchange gains (losses) are primarily the result of movements in the British pound, Euro and Canadian dollar relative to the U.S. dollar. These movements in exchange rates create foreign exchange gains or losses when applied to monetary assets or liabilities denominated in currencies other than the location’s functional currency, primarily U.S. dollar denominated cash, trade account receivables and net intercompany receivable balances for our entities using a functional currency other than the U.S. dollar.
Taxes
We recorded tax expense of $2.8 million and tax expense of $1.9 million for the three months ended March 31, 2023 and 2022, respectively. The estimated annual effective tax rates for the three months ended March 31, 2023 and 2022 were impacted by losses in jurisdictions where the recording of a tax benefit is not available. Furthermore, the tax expense or benefit recorded can vary from period to period depending on the Company’s relative mix of earnings and losses by jurisdiction.

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
As of March 31, 2023, we had $134.2 million principal amount of 2025 Notes outstanding and $25.0 million of borrowings outstanding under our revolving Credit Facility. The 2025 Notes mature in August 2025 and, subject to certain exceptions, the Credit Facility matures in September 2026. See Note 6 Debt for further details related to the terms for our 2025 Notes and Credit Facility.
As of March 31, 2023, we had cash and cash equivalents of $46.8 million and $129.3 million of availability under the Credit Facility. We anticipate that our future working capital requirements for our operations will fluctuate directionally with revenues. Furthermore, availability under the Credit Facility will fluctuate directionally based on the level of our eligible accounts receivable and inventory subject to applicable sublimits. In addition, we continue to expect total 2023 capital expenditures to be less than $15.0 million, consisting of, among other items, replacing end of life machinery and equipment.
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
In November 2021, our board of directors approved a program for the repurchase of outstanding shares of our common stock with an aggregate purchase amount of up to $10.0 million. Shares may be repurchased under the program from time to time, in amounts and at prices that the company deems appropriate, subject to market and business conditions, applicable legal requirements and other considerations. During the first quarter 2023, we repurchased approximately 139 thousand shares of our common stock for aggregate consideration of approximately $3.5 million with remaining authorization under this program of $2.4 million.
Our cash flows for the three months ended March 31, 2023 and 2022 are presented below (in millions):

	Three Months Ended March 31,
	2023	2022
Net cash used in operating activities	$(23.1)	$(24.9)
Net cash used in investing activities	(0.8)	(0.7)
Net cash provided by (used in) financing activities	19.3	(0.6)
Effect of exchange rate changes on cash	0.3	(0.1)
Net decrease in cash, cash equivalents and restricted cash	$(4.3)	$(26.3)
Net cash used in operating activities
Net cash used in operating activities was $23.1 million for the three months ended March 31, 2023 compared to $24.9 million for the three months ended March 31, 2022. This increase in operating cash flows is primarily attributable to the improvement in net income adjusted for non-cash items, which provided $8.7 million of cash for the three months ended March 31, 2023 compared to provided $4.8 million for the three months ended March 31, 2022.
Net cash used in investing activities
Net cash used in investing activities was $0.8 million for the three months ended March 31, 2023, including $1.1 million of capital expenditures, partially offset by $0.3 million of proceeds from the sale of property and equipment. Net cash used in investing activities was $0.7 million for the three months ended March 31, 2022, including $0.9 million of capital expenditures, partially offset by $0.1 million of proceeds from the sale of property and equipment.

Net cash provided by (used in) financing activities
Net cash provided by financing activities was $19.4 million for the three months ended March 31, 2023 compared to $0.6 million of cash used in financing activities for the three months ended March 31, 2022, respectively. The change in net cash provided by (used in) financing activities primarily resulted from $25.0 million of net borrowings on the revolving Credit Facility, offset by $5.4 million of repurchases of common stock under our share repurchase program and long-term incentive awards during the three months ended March 31, 2023.
Supplemental Guarantor Financial Information
The Company’s 2025 Notes are guaranteed by our domestic subsidiaries which are 100% owned, directly or indirectly, by the Company. The guarantees are full and unconditional, joint and several.
The guarantees of the 2025 Notes are (i) pari passu in right of payment with all existing and future senior indebtedness of such guarantor, including all obligations under our Credit Facility; (ii) secured by certain collateral of such guarantor, subject to permitted liens under the indenture governing the 2025 Notes; (iii) effectively senior to all unsecured indebtedness of that guarantor, to the extent of the value of the collateral securing the 2025 Notes (after giving effect to the liens securing our Credit Facility and any other senior liens on the collateral); and (iv) senior in right of payment to any future subordinated indebtedness of that guarantor.
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
We are presenting the following summarized financial information for the Company and the subsidiary guarantors (collectively referred to as the “Obligated Group”) pursuant to Rule 13-01 of Regulation S-X, Guarantors and Issuers of Guaranteed Securities Registered or Being Registered. For purposes of the following summarized financial information, transactions between the Company and the subsidiary guarantors, presented on a combined basis, have been eliminated and information for the non-guarantor subsidiaries have been excluded. Amounts due to the non-guarantor subsidiaries and other related parties, as applicable, have been separately presented within the summarized financial information below.

Summarized financial information for the year-to-date interim period and the most recent annual period was as follows (in thousands):

	Three Months Ended March 31,
Summarized Statements of Operations	2023	2022
Revenue	$151,263	$116,360
Cost of sales	116,471	90,525
Operating income (loss)	2,667	(2,643)
Net loss	(3,486)	(9,199)

	March 31, 2023	December 31, 2022
Summarized Balance Sheet
Current assets	$397,664	$378,812
Non-current assets	271,288	279,389

Current liabilities	$160,534	$175,155
Payables to non-guarantor subsidiaries	145,730	132,839
Non-current liabilities	204,644	293,150
Critical accounting policies and estimates
There have been no material changes in our critical accounting policies and procedures during the three months ended March 31, 2023. For a detailed discussion of our critical accounting policies and estimates, refer to our 2022 Annual Report on Form 10-K. For recent accounting pronouncements, refer to Note 2 Recent Accounting Pronouncements.
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
Our management, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b) as of March 31, 2023. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2023.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
Information related to Item 1. Legal Proceedings is included in Note 10 Commitments and Contingencies, which is incorporated herein by reference.
Item 1A. Risk Factors
For additional information about our risk factors, see “Risk Factors” in Item 1A of our 2022 Annual Report on Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table is a summary of our repurchases of our common stock during the three months ended March 31, 2023.

Period	Total number of shares purchased (a)	Average price paid per share	Total number of shares purchased as part of publicly announced plan or programs (a)	Maximum value of shares that may yet be purchased under the plan or program (in thousands) (a)
January 1, 2023 - January 31, 2023	—	$—	—	$5,941
February 1, 2023 - February 28, 2023	—	$—	—	5,941
March 1, 2023 - March 31, 2023	138,638	$25.22	138,638	2,444
Total	138,638	$25.22	138,638
(a) In November 2021, our board of directors approved a program for the repurchase of outstanding shares of our common stock with an aggregate purchase amount of up to $10.0 million. Shares may be repurchased under the program from time to time, in amounts and at prices that the Company deems appropriate, subject to market and business conditions, applicable legal requirements and other considerations. The program may be executed using open market purchases pursuant to Rule 10b-18 under the Exchange Act, in privately negotiated agreements, or by way of issuer tender offers, Rule 10b5-1 plans or other transactions. From the inception of the program through March 31, 2023, we have repurchased approximately 298 thousand shares of our common stock for aggregate consideration of approximately $7.6 million. Remaining authorization under this program is $2.4 million.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None

Item 6. Exhibits

Exhibit
Number		DESCRIPTION

10.1**#	—	Form of 2023 Performance Restricted Stock Unit Agreement.

10.2**#	—	Form of 2023 Restricted Stock Unit Agreement.

22.1*	—	Subsidiary guarantors of the Company's Convertible Secured Notes due 2025.

31.1**	—	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	—	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	—	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	—	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	—	Inline XBRL Instance Document

101.SCH**	—	Inline XBRL Taxonomy Extension Schema Document.

101.CAL**	—	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB**	—	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE**	—	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF**	—	Inline XBRL Taxonomy Extension Definition Linkbase Document.

104**	—	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*Previously filed.
**Filed herewith.
#Identifies management contracts and compensatory plans or arrangements.

SIGNATURES
As required by Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has authorized this report to be signed on its behalf by the undersigned authorized individuals.

FORUM ENERGY TECHNOLOGIES, INC.
Date:	May 5, 2023	By:	/s/ D. Lyle Williams, Jr.
D. Lyle Williams, Jr.
Executive Vice President and Chief Financial Officer
(As Duly Authorized Officer and Principal Financial Officer)

		By:	/s/ Katherine C. Keller
Katherine C. Keller
Vice President and Principal Accounting Officer
(As Duly Authorized Officer and Principal Accounting Officer)