Form 10-Q
period 2023-06-30
FORUM ENERGY TECHNOLOGIES, INC.
filed 2023-08-04
CIK 1401257

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________________
FORM 10-Q
___________________________________

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of July 28, 2023, there were 10,147,501 common shares outstanding.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
Forum Energy Technologies, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share information)	2023	2022	2023	2022
Revenue	$185,449	$172,246	$374,406	$327,420
Cost of sales	134,143	123,673	270,998	240,228
Gross profit	51,306	48,573	103,408	87,192
Operating expenses
Selling, general and administrative expenses	44,357	43,497	89,868	87,802
Loss (gain) on disposal of assets and other	542	(908)	282	(886)
Total operating expenses	44,899	42,589	90,150	86,916
Operating income	6,407	5,984	13,258	276
Other expense (income)
Interest expense	4,689	7,842	9,238	15,466
Foreign exchange and other losses (gains), net	6,436	(12,838)	9,408	(18,824)
Total other expense (income), net	11,125	(4,996)	18,646	(3,358)
Income (loss) before income taxes	(4,718)	10,980	(5,388)	3,634
Income tax expense	1,861	1,716	4,677	3,569
Net income (loss)	$(6,579)	$9,264	$(10,065)	$65

Weighted average shares outstanding
Basic	10,210	5,747	10,195	5,715
Diluted	10,210	10,481	10,195	5,910
Earnings (loss) per share
Basic	$(0.64)	$1.61	$(0.99)	$0.01
Diluted	$(0.64)	$1.15	$(0.99)	$0.01

Other comprehensive income (loss), net of tax of $0:
Net income (loss)	$(6,579)	$9,264	$(10,065)	$65
Change in foreign currency translation	7,749	(16,518)	11,907	(23,510)
Gain on pension liability	6	57	21	87
Comprehensive income (loss)	$1,176	$(7,197)	$1,863	$(23,358)
The accompanying notes are an integral part of these condensed consolidated financial statements.

Forum Energy Technologies, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)

(in thousands, except share information)	June 30, 2023	December 31, 2022
Assets
Current assets
Cash and cash equivalents	$24,756	$51,029
Accounts receivable—trade, net of allowances of $11,221 and $10,690	169,047	154,247
Inventories, net	302,474	269,828
Prepaid expenses and other current assets	27,820	21,957
Accrued revenue	820	665
Costs and estimated profits in excess of billings	12,592	15,139
Total current assets	537,509	512,865
Property and equipment, net of accumulated depreciation	62,386	62,963
Operating lease assets	56,038	57,270
Deferred financing costs, net	1,007	1,166
Intangible assets, net	179,806	191,481
Deferred income taxes, net	917	184
Other long-term assets	6,047	8,828
Total assets	$843,710	$834,757
Liabilities and equity
Current liabilities
Current portion of long-term debt	$1,053	$782
Accounts payable—trade	136,534	118,261
Accrued liabilities	58,126	76,544
Deferred revenue	11,548	14,401
Billings in excess of costs and profits recognized	2,913	305
Total current liabilities	210,174	210,293
Long-term debt, net of current portion	137,826	239,128
Deferred income taxes, net	1,937	902
Operating lease liabilities	63,271	64,626
Other long-term liabilities	11,226	12,773
Total liabilities	424,434	527,722
Commitments and contingencies
Equity
Common stock, $0.01 par value, 14,800,000 shares authorized, 10,856,401 and 6,223,454 shares issued	109	62
Additional paid-in capital	1,367,441	1,253,613
Treasury stock at cost, 708,900 and 570,247 shares	(142,057)	(138,560)
Retained deficit	(690,660)	(680,595)
Accumulated other comprehensive loss	(115,557)	(127,485)
Total equity	419,276	307,035
Total liabilities and equity	$843,710	$834,757
The accompanying notes are an integral part of these condensed consolidated financial statements.

Forum Energy Technologies, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
(in thousands)	2023	2022
Cash flows from operating activities
Net income (loss)	$(10,065)	$65
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation expense	5,027	6,742
Amortization of intangible assets	12,043	12,384
Inventory write down	1,564	827
Stock-based compensation expense	2,098	2,772
Deferred income taxes	695	(1,225)
Noncash losses and other, net	2,929	3,068
Changes in operating assets and liabilities
Accounts receivable—trade	(14,671)	(25,322)
Inventories	(33,772)	(33,595)
Prepaid expenses and other assets	(3,205)	1,589
Cost and estimated profit in excess of billings	2,845	(7,994)
Accounts payable, deferred revenue and other accrued liabilities	2,436	(1,846)
Billings in excess of costs and estimated profits earned	2,585	(8,024)
Net cash used in operating activities	(29,491)	(50,559)
Cash flows from investing activities
Capital expenditures for property and equipment	(2,809)	(3,570)
Proceeds from sale of property and equipment	1,106	2,608
Payments related to business acquisitions and dispositions	—	(485)
Net cash used in investing activities	(1,703)	(1,447)
Cash flows from financing activities
Borrowings on Credit Facility	216,843	274,472
Repayments on Credit Facility	(206,843)	(240,899)
Payment of capital lease obligations	(507)	(570)
Repurchases of stock	(5,370)	(361)
Net cash provided by financing activities	4,123	32,642

Effect of exchange rate changes on cash	798	(590)

Net decrease in cash, cash equivalents and restricted cash	(26,273)	(19,954)
Cash, cash equivalents and restricted cash at beginning of period	51,029	46,858
Cash, cash equivalents and restricted cash at end of period	$24,756	$26,904

Noncash activities
Operating lease right of use assets obtained in exchange for lease obligations	$2,755	$1,348
Finance lease right of use assets obtained in exchange for lease obligations	1,216	458
Conversion of debt to common stock	113,650	—
The accompanying notes are an integral part of these condensed consolidated financial statements.

Forum Energy Technologies, Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited)

Six Months Ended June 30, 2023
(in thousands)	Common stock	Additional paid-in capital	Treasury stock	Retained deficit	Accumulated other comprehensive income / (loss)	Total equity
Balance at December 31, 2022	$62	$1,253,613	$(138,560)	$(680,595)	$(127,485)	$307,035
Stock-based compensation expense	—	841	—	—	—	841
Restricted stock issuance, net of forfeitures	1	(1,874)	—	—	—	(1,873)
Conversion of debt to common stock	46	113,604	—	—	—	113,650
Treasury stock	—	—	(3,497)	—	—	(3,497)
Currency translation adjustment	—	—	—	—	4,158	4,158
Change in pension liability	—	—	—	—	15	15
Net loss	—	—	—	(3,486)	—	(3,486)
Balance at March 31, 2023	$109	$1,366,184	$(142,057)	$(684,081)	$(123,312)	$416,843
Stock-based compensation expense	—	1,257	—	—	—	1,257
Currency translation adjustment	—	—	—	—	7,749	7,749
Change in pension liability	—	—	—	—	6	6
Net loss	—	—	—	(6,579)	—	(6,579)
Balance at June 30, 2023	$109	$1,367,441	$(142,057)	$(690,660)	$(115,557)	$419,276
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
In management's opinion, all adjustments, consisting of normal recurring adjustments, necessary for the fair statement of the Company’s financial position, results of operations and cash flows have been included. Operating results for the three and six months ended June 30, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023 or any other interim period.
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
Reference Rate Reform (Topic 848). In March 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2020-04, which provides temporary, optional practical expedients and exceptions to enable a smoother transition to the new reference rates which will replace the London Interbank Offered Rate (“LIBOR”) and other reference rates expected to be discontinued. In January 2021, the FASB issued ASU 2021-01, which expanded the scope to include derivative instruments impacted by the discounting transition. In December 2022, the FASB issued ASU 2022-06, which extended the temporary accounting rules from December 31, 2022 to December 31, 2024. Effective April 2023, the Company transitioned its Credit Facility from LIBOR to the Secured Overnight Financing Rate (“SOFR”). The adoption of this standard did not have a material impact on the Company's consolidated financial statements.
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

Forum Energy Technologies, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Contract Balances
Contract balances are determined on a contract by contract basis. Contract assets represent revenue recognized for goods and services provided to our customers when payment is conditioned on something other than the passage of time. Similarly, the Company records contract liability when we receive consideration, or such consideration is unconditionally due, from a customer prior to transferring goods or services to the customer under the terms of a sales contract. Such contract liabilities typically result from billings in excess of costs incurred on construction contracts and advance payments received on product sales.
The following table reflects the changes in our contract assets and contract liabilities balances for the six months ended June 30, 2023 (in thousands):

	June 30, 2023	December 31, 2022	Decrease
			$	%
Accrued revenue	$820	$665
Costs and estimated profits in excess of billings	12,592	15,139
Contract assets - current	13,412	15,804
Contract assets - noncurrent	2,106	2,638
Contract assets	$15,518	$18,442	$(2,924)	(16)%

Deferred revenue	$11,548	$14,401
Billings in excess of costs and profits recognized	2,913	305
Contract liabilities	$14,461	$14,706	$(245)	(2)%
During the six months ended June 30, 2023, our contract assets decreased by $2.9 million and our contract liabilities decreased by $0.2 million primarily due to the timing of milestone billings for projects in our Subsea Technologies product line.
During the six months ended June 30, 2023, we recognized $11.4 million of revenue that was included in the contract liability balance at the beginning of the period.
Substantially all of our contracts are less than one year in duration. As such, we have elected to apply the practical expedient which allows an entity to exclude disclosures about its remaining performance obligations if the performance obligation is part of a contract that has an original expected duration of one year or less.
4. Inventories
The Company's significant components of inventory at June 30, 2023 and December 31, 2022 were as follows (in thousands):

	June 30, 2023	December 31, 2022
Raw materials and parts	$98,177	$94,182
Work in process	35,645	27,489
Finished goods	207,860	187,448
Total inventories	341,682	309,119
Less: inventory reserve	(39,208)	(39,291)
Inventories, net	$302,474	$269,828

Forum Energy Technologies, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
5. Intangible Assets
Intangible assets consisted of the following as of June 30, 2023 and December 31, 2022, respectively (in thousands):

	June 30, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Intangibles	Amortization Period (In Years)
Customer relationships	$267,614	$(156,397)	$111,217	10 - 35
Patents and technology	89,063	(38,265)	50,798	5 - 19
Non-compete agreements	190	(190)	—	5
Trade names	42,806	(28,153)	14,653	7 - 19
Trademarks	5,089	(1,951)	3,138	15
Total intangible assets	$404,762	$(224,956)	$179,806

	December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Intangibles	Amortization Period (In Years)
Customer relationships	$266,537	$(147,496)	$119,041	10 - 35
Patents and technology	88,863	(35,298)	53,565	5 - 19
Non-compete agreements	188	(188)	—	5
Trade names	42,638	(27,071)	15,567	7 - 19
Trademarks	5,089	(1,781)	3,308	15
Total intangible assets	$403,315	$(211,834)	$191,481
6. Debt
Notes payable and lines of credit as of June 30, 2023 and December 31, 2022 consisted of the following (in thousands):

	June 30, 2023	December 31, 2022
2025 Notes	$134,208	$256,970
Unamortized debt discount	(6,474)	(15,314)
Debt issuance cost	(1,589)	(3,759)
Credit Facility	10,000	—
Other debt	2,734	2,013
Total debt	138,879	239,910
Less: current portion	(1,053)	(782)
Long-term debt, net of current portion	$137,826	$239,128
2025 Notes
In August 2020, we exchanged $315.5 million principal amount of our previous 6.25% unsecured notes due 2021 for new 9.00% convertible secured notes due August 2025 (the “2025 Notes”). The 2025 Notes pay interest at the rate of 9.00%, of which 6.25% is payable in cash and 2.75% is payable in cash or additional notes, at the Company’s option. The 2025 Notes are secured by a first lien on substantially all of the Company’s assets, except for Credit Facility priority collateral, which secures the 2025 Notes on a second lien basis. During the six months ended June 30, 2023, $122.8 million or 48% of the principal amount of the 2025 Notes mandatorily converted into approximately 4.5 million shares of common stock.

Forum Energy Technologies, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Credit Facility
Our senior secured revolving credit facility (“Credit Facility”), which has a maturity date of September 2026, provides revolving credit commitments of $179.0 million (with a sublimit of up to $70.0 million available for the issuance of letters of credit for the account of the Company and certain of its domestic subsidiaries) (the “U.S. Line”), of which up to $20.0 million is available to certain of our Canadian subsidiaries for loans in U.S. or Canadian dollars (with a sublimit of up to $3.0 million available for the issuance of letters of credit for the account of our Canadian subsidiaries) (the “Canadian Line”).
Availability under the Credit Facility is subject to a borrowing base calculated by reference to eligible accounts receivable in the U.S., Canada and certain other jurisdictions (subject to a cap) and eligible inventory in the U.S. and Canada. Such eligible accounts receivable and eligible inventory serve as priority collateral for the Credit Facility, which is also secured on a second lien basis by substantially all of the Company's other assets. The amount of eligible inventory included in the borrowing base is restricted to the lesser of $124.5 million (subject to a quarterly reduction of $0.5 million) and 80.0% of the total borrowing base. Our borrowing capacity under the Credit Facility could be reduced or eliminated, depending on future fluctuations in our receivables and inventory. As of June 30, 2023, our total borrowing base was $178.3 million, of which $10.0 million was drawn and $22.8 million was used for security of outstanding letters of credit, resulting in remaining availability of $145.5 million.
Borrowings under the U.S. Line are subject to an interest rate equal to, at the Company's option, either (a) the SOFR, subject to a floor of 0.00%, plus a margin of 2.25% to 2.75%, or (b) a base rate plus a margin of 1.25% to 1.75%, in each case based upon the Company's quarterly total net leverage ratio, with the U.S. Line base rate determined by reference to the greatest of (i) the federal funds rate plus 0.50% per annum, (ii) the one-month adjusted SOFR plus 1.00% per annum, and (iii) the rate of interest announced, from time to time, by Wells Fargo at its principal office in San Francisco as its prime rate, subject to a floor of 0.00%.
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
The weighted average interest rate under the Credit Facility was approximately 8.00% for the six months ended June 30, 2023.
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
Letters of Credit and Guarantees
We execute letters of credit in the normal course of business to secure the delivery of product from specific vendors and also to guarantee our fulfillment of performance obligations relating to certain large contracts. The Company had $22.8 million and $21.8 million in total outstanding letters of credit as of June 30, 2023 and December 31, 2022, respectively.

Forum Energy Technologies, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
7. Income Taxes
For interim periods, our income tax expense or benefit is computed based on our estimated annual effective tax rate and any discrete items that impact the interim periods. For the three and six months ended June 30, 2023, the Company recorded a tax expense of $1.9 million and a tax expense of $4.7 million, respectively. For the three and six months ended June 30, 2022, the Company recorded a tax expense of $1.7 million and $3.6 million, respectively. The estimated annual effective tax rates for all periods were impacted by losses in jurisdictions where the recording of a tax benefit is not available. Furthermore, the tax expense or benefit recorded can vary from period to period depending on the Company’s relative mix of earnings and losses by jurisdiction.
We have deferred tax assets related to net operating loss and other tax carryforwards in the U.S. and in certain states and foreign jurisdictions. We recognize deferred tax assets to the extent that we believe these assets are more likely than not to be realized. In making such a determination, we consider all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning and recent operating results. As of June 30, 2023, we do not anticipate being able to fully utilize all of the losses prior to their expiration in the following jurisdictions: the U.S., the U.K., Germany, Singapore, China and Saudi Arabia. As a result, we have certain valuation allowances against our deferred tax assets as of June 30, 2023.
8. Fair Value Measurements
The Company had $10.0 million of borrowings outstanding under the Credit Facility as of June 30, 2023. The Credit Facility incurs interest at a variable interest rate, and therefore, the carrying amount approximates fair value. The fair value of the debt is classified as a Level 2 measurement because interest rates charged are similar to other financial instruments with similar terms and maturities.
The fair value of our 2025 Notes is estimated using Level 2 inputs in the fair value hierarchy and is based on quoted prices for those or similar instruments. At June 30, 2023, the fair value and the carrying value of our 2025 Notes approximated $132.3 million and $126.1 million, respectively. At December 31, 2022, the fair value and the carrying value of our 2025 Notes approximated $272.8 million and $237.9 million, respectively.
There were no other significant outstanding financial instruments as of June 30, 2023 and December 31, 2022 that required measuring the amounts at fair value on a recurring basis. We did not change our valuation techniques associated with recurring fair value measurements from prior periods, and there were no transfers between levels of the fair value hierarchy during the six months ended June 30, 2023.

Forum Energy Technologies, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
9. Business Segments
The Company reports results of operations in the following three reporting segments: Drilling & Downhole, Completions, and Production. The amounts indicated below as “Corporate” relate to costs and assets not allocated to the reportable segments. Summary financial data by segment follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue
Drilling & Downhole	$80,677	$76,493	$157,471	$147,753
Completions	72,099	66,079	145,766	118,621
Production	33,046	29,879	72,041	61,384
Eliminations	(373)	(205)	(872)	(338)
Total revenue	$185,449	$172,246	$374,406	$327,420

Segment operating income
Drilling & Downhole	$8,290	$8,528	$16,728	$14,514
Completions	4,190	3,587	7,746	2,872
Production	1,114	(154)	2,743	(1,906)
Corporate	(6,645)	(6,885)	(13,677)	(16,090)
Total segment operating income (loss)	6,949	5,076	13,540	(610)
Loss (gain) on disposal of assets and other	542	(908)	282	(886)
Operating income	$6,407	$5,984	$13,258	$276
A summary of consolidated assets by reportable segment is as follows (in thousands):

	June 30, 2023	December 31, 2022
Drilling & Downhole	$353,678	$340,819
Completions	371,824	366,771
Production	99,581	95,089
Corporate	18,627	32,078
Total assets	$843,710	$834,757
Corporate assets primarily include cash, certain prepaid assets and deferred loan costs.

Forum Energy Technologies, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
The following table presents our revenues disaggregated by product line (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Drilling Technologies	$45,265	$33,540	$86,042	$62,775
Downhole Technologies	22,072	21,422	45,283	40,986
Subsea Technologies	13,340	21,531	26,146	43,992
Stimulation and Intervention	46,395	37,337	93,721	67,496
Coiled Tubing	25,704	28,742	52,045	51,125
Production Equipment	17,666	16,425	37,562	31,592
Valve Solutions	15,380	13,454	34,479	29,792
Eliminations	(373)	(205)	(872)	(338)
Total revenue	$185,449	$172,246	$374,406	$327,420
The following table presents our revenues disaggregated by geography (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
United States	$119,544	$114,626	$248,730	$211,858
Middle East	18,717	14,796	36,699	25,949
Canada	14,399	10,203	28,067	21,592
Europe & Africa	10,673	15,518	22,345	30,895
Latin America	12,265	8,736	21,033	19,700
Asia-Pacific	9,851	8,367	17,532	17,426
Total revenue	$185,449	$172,246	$374,406	$327,420
10. Commitments and Contingencies
In the ordinary course of business, the Company is, and in the future could be, involved in various pending or threatened legal actions, some of which may or may not be covered by insurance. Management has reviewed such pending judicial and legal proceedings, the reasonably anticipated costs and expenses in connection with such proceedings, and the availability and limits of insurance coverage, and has established reserves that are believed to be appropriate in light of those outcomes that are believed to be probable and can be estimated. The reserves accrued at June 30, 2023 and December 31, 2022, respectively, are immaterial. In the opinion of management, the Company’s ultimate liability, if any, with respect to these actions is not expected to have a material adverse effect on the Company’s financial position, results of operations or cash flows.
In October of 2017, one of our subsidiaries, Global Tubing LLC (“Global Tubing”), filed suit against Tenaris Coiled Tubes, LLC and Tenaris, S.A. (together “Tenaris”) in the United States District Court for the Southern District of Texas seeking a declaration that its DURACOILTM products do not infringe certain Tenaris patents related to coiled tubing. Tenaris filed counterclaims against Global Tubing alleging DURACOILTM products infringe three patents. Tenaris sought unspecified damages and a permanent injunction. In response, Global Tubing alleged that its products do not infringe and the Tenaris patents are invalid and unenforceable. On March 20, 2023, the court agreed with Global Tubing, finding all patents unenforceable and dismissing all Tenaris infringement claims. Global Tubing intends to seek an award of its attorneys’ fees and costs incurred as a result of the litigation. Tenaris has appealed the final judgment and Global Tubing has filed a cross-appeal.
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
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
11. Earnings (Loss) Per Share
The calculation of basic and diluted earnings per share for each period presented was as follows (dollars and shares in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net income (loss) - basic	$(6,579)	$9,264	$(10,065)	$65
Interest on dilutive convertible notes due 2025	—	2,762	—	—
Net income (loss) - diluted	$(6,579)	$12,026	$(10,065)	$65

Weighted average shares outstanding - basic	10,210	5,747	10,195	5,715
Dilutive effect of stock options and restricted stock	—	187	—	195
Dilutive effect of convertible notes due 2025	—	4,547	—	—
Weighted average shares outstanding - diluted	10,210	10,481	10,195	5,910

Earnings (loss) per share
Basic	$(0.64)	$1.61	$(0.99)	$0.01
Diluted	$(0.64)	$1.15	$(0.99)	$0.01
For the three months and six months ended June 30, 2023, we excluded all potentially dilutive restricted shares and stock options in calculating diluted earnings per share as the effect was anti-dilutive due to net losses incurred for these periods. For the three months and six months ended June 30, 2022, the diluted earnings per share calculation excludes approximately 59 thousand and 116 thousand shares, respectively.
12. Stockholders' Equity
Stock-based compensation
During the six months ended June 30, 2023, the Company granted 86,912 time-based restricted stock units to employees that vest ratably over three years.
In addition, during the six months ended June 30, 2023, the Company granted 86,912 performance restricted stock units to employees (assuming target performance) that vest based upon the total shareholder return of the Company's common stock as compared to a group of peer companies over three different performance periods. The performance periods run from January 1, 2023 through December 31, 2023, January 1, 2023 through December 31, 2024 and January 1, 2023 through December 31, 2025, and 1/3 of each award is allocated to each performance period. The performance restricted stock units may settle for between 0% and 200% of the target units granted in shares of the Company’s common stock.
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
Overview
We are a global company serving the oil, natural gas, industrial and renewable energy industries. With headquarters located in Houston, Texas, FET provides value added solutions aimed at improving the safety, efficiency, and environmental impact of our customers' operations. Our highly engineered products include capital equipment and consumable products. FET’s customers include oil and natural gas operators, land and offshore drilling contractors, oilfield service companies, pipeline and refinery operators, and renewable energy and new energy companies. Consumable products are used by our customers in drilling, well construction and completions activities and at processing centers and refineries. Our capital products are directed at drilling rig equipment for constructing new and upgrading existing rigs, subsea construction and development projects, pressure pumping equipment, the placement of production equipment on new producing wells, downstream capital projects and capital equipment for renewable energy projects. For the six months ended June 30, 2023, approximately 65% of our revenue was derived from consumable products and activity-based equipment, while the balance was primarily derived from capital products with a small amount from rental and other services.
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
Recent inflationary pressures, rising interest rates and volatility in the banking sector have created a heightened concern of a global recession. Oil and natural gas prices softened in the first half 2023 in part as a result of such recessionary fears. Despite these near-term macroeconomic challenges, we expect that the world's long-term energy demand will continue to rise and may outpace global supply as OPEC+ remains committed to maintaining stable oil prices. We expect that hydrocarbons will continue to play a vital role in meeting the world's energy needs while renewable energy sources continue to develop.
The price of oil has varied dramatically over the last several years. The spot prices for West Texas Intermediate (“WTI”) and United Kingdom Brent crude oil (“Brent”) fell from $61.14 and $67.77 per barrel, respectively, as of December 31, 2019 to lows below $15.00 per barrel in April 2020. Since that time, oil prices rebounded to highs above $120.00 per barrel in March 2022 but have softened in the second quarter 2023 to an average of $73.54 and $77.99, for WTI and Brent, respectively. In addition, natural gas prices have decreased by 71.2% comparing the second quarter 2023 to the second quarter 2022.
Our revenues, over the long-term, are highly correlated to the global drilling rig count, which has increased to 1,796 rigs as of the end of the second quarter 2023 from a low of 1,030 rigs in the third quarter 2020. The average U.S. rig count for the second quarter 2023 was 5.4% lower and 0.8% higher compared to the first quarter 2023 and second quarter 2022, respectively. The international rig count for the second quarter 2023 was 4.9% higher and 17.6% higher compared to the first quarter 2023 and second quarter 2022, respectively.
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
The table below shows average crude oil and natural gas prices for WTI, Brent, and Henry Hub natural gas:

	Three Months Ended
	June 30,	March 31,	June 30,
	2023	2023	2022
Average global oil, $/bbl
West Texas Intermediate	$73.54	$75.93	$108.83
United Kingdom Brent	$77.99	$81.07	$113.84

Average North American Natural Gas, $/Mcf
Henry Hub	$2.16	$2.64	$7.50

The table below shows the average number of active drilling rigs operating by geographic area and drilling for different purposes, based on the weekly rig count information published by Baker Hughes Company.

	Three Months Ended
	June 30,	March 31,	June 30,
	2023	2023	2022
Active Rigs by Location
United States	719	760	713
Canada	117	221	113
International	960	915	816
Global Active Rigs	1,796	1,896	1,642

Land vs. Offshore Rigs
Land	1,546	1,655	1,430
Offshore	250	241	212
Global Active Rigs	1,796	1,896	1,642

U.S. Commodity Target
Oil/Gas	572	603	564
Gas	143	155	148
Unclassified	4	2	1
Total U.S. Active Rigs	719	760	713

U.S. Well Path
Horizontal	650	697	652
Vertical	19	18	26
Directional	50	45	35
Total U.S. Active Rigs	719	760	713
The table below shows the amount of total inbound orders by segment:

(in millions of dollars)	Three Months Ended			Six Months Ended
	June 30,	March 31,	June 30,	June 30,	June 30,
	2023	2023	2022	2023	2022
Drilling & Downhole	$82.1	$81.0	$74.4	$163.1	$145.3
Completions	62.7	66.0	64.7	128.7	118.4
Production	41.5	31.9	63.8	73.4	104.2
Total Orders	$186.3	$178.9	$202.9	$365.2	$367.9

Results of operations
Three months ended June 30, 2023 compared with three months ended June 30, 2022

	Three Months Ended June 30,		Change
(in thousands of dollars, except per share information)	2023	2022	$	%
Revenue
Drilling & Downhole	$80,677	$76,493	$4,184	5.5%
Completions	72,099	66,079	6,020	9.1%
Production	33,046	29,879	3,167	10.6%
Eliminations	(373)	(205)	(168)	*
Total revenue	185,449	172,246	13,203	7.7%
Segment operating income
Drilling & Downhole	8,290	8,528	(238)	(2.8)%
Operating margin %	10.3%	11.1%
Completions	4,190	3,587	603	16.8%
Operating margin %	5.8%	5.4%
Production	1,114	(154)	1,268	823.4%
Operating margin %	3.4%	(0.5)%
Corporate	(6,645)	(6,885)	240	3.5%
Total segment operating income	6,949	5,076	1,873	36.9%
Operating margin %	3.7%	2.9%
Loss (gain) on disposal of assets and other	542	(908)	1,450	*
Operating income	6,407	5,984	423	7.1%
Interest expense	4,689	7,842	(3,153)	(40.2)%
Foreign exchange losses (gains) and other, net	6,436	(12,838)	19,274	*
Total other (income) expense, net	11,125	(4,996)	16,121	322.7%
Income (loss) before income taxes	(4,718)	10,980	(15,698)	(143.0)%
Income tax expense	1,861	1,716	145	8.4%
Net income (loss)	$(6,579)	$9,264	$(15,843)	(171.0)%

Weighted average shares outstanding
Basic	10,210	5,747
Diluted	10,210	10,481
Earnings (loss) per share
Basic	$(0.64)	$1.61
Diluted	$(0.64)	$1.15
* not meaningful

Revenue
Our revenue for the three months ended June 30, 2023 was $185.4 million, an increase of $13.2 million, or 7.7%, compared to the three months ended June 30, 2022. For the three months ended June 30, 2023, our Drilling & Downhole, Completions, and Production segments comprised 43.5%, 38.7%, and 17.8% of our total revenue, respectively, which compared to 44.4%, 38.3%, and 17.3% of our total revenue, respectively, for the three months ended June 30, 2022. The overall increase in revenue is primarily related to increases in market activity and global rig count in the second quarter 2023 compared to the second quarter 2022. The changes in revenue by operating segment consisted of the following:
Drilling & Downhole segment — Revenue was $80.7 million for the three months ended June 30, 2023, an increase of $4.2 million, or 5.5%, compared to the three months ended June 30, 2022. This increase was led by a $11.7 million, or 35.0%, increase in revenue for our Drilling Technologies product line due to higher sales volumes of both consumable products and capital equipment driven by increased market activity and global rig count. Revenue for our Downhole Technologies product line increased by $0.7 million, or 3.0%, primarily due to higher sales volumes of artificial lift products in the second quarter 2023 compared to the second quarter 2022. Revenue for our Subsea Technologies product line decreased by $8.2 million, or 38.0%, from lower volumes of ROVs and Launch and Recovery Systems (“LARS”) partially offset by an increase in after-market part sales and service.
Completions segment — Revenue was $72.1 million for the three months ended June 30, 2023, an increase of $6.0 million, or 9.1%, compared to the three months ended June 30, 2022. This significant improvement includes a revenue increase of $9.1 million, or 24.3%, for our Stimulation & Intervention product line primarily due to higher demand of radiators, wireline cable and high-pressure hoses. Revenue for our Coiled Tubing product line decreased by $3.0 million, or 10.6% in the second quarter 2023 compared to the second quarter 2022 due to lower sales volumes.
Production segment — Revenue was $33.0 million for the three months ended June 30, 2023, an increase of $3.2 million, or 10.6%, compared to the three months ended June 30, 2022. The increase was driven by a $1.2 million, or 7.6%, primarily due to increased demand for our processing equipment and technologies within our Production Equipment product line, and a $1.9 million, or 14.3%, increase in sales of our valve products within our Valve Solutions product line.
Segment operating income (loss) and segment operating margin percentage
Segment operating income for the three months ended June 30, 2023 was $6.9 million, a $1.9 million improvement compared to an income of $5.1 million for the three months ended June 30, 2022. For the three months ended June 30, 2023, segment operating margin percentage was 3.7% compared to 2.9% for the three months ended June 30, 2022. Segment operating margin percentage is calculated by dividing segment operating income (loss) by revenue for the period. The change in operating income (loss) for each segment is explained as follows:
Drilling & Downhole segment — Segment operating income was $8.3 million, or 10.3%, for the three months ended June 30, 2023 compared to operating income of $8.5 million, or 11.1%, for the three months ended June 30, 2022. The $0.2 million decrease in segment operating results is primarily attributable to lower volume and profitability of our Subsea product line projects, partially offset by higher gross profit from our Drilling Technologies product line revenue growth.
Completions segment — Segment operating income was $4.2 million, or 5.8%, for the three months ended June 30, 2023 compared to segment operating income of $3.6 million, or 5.4%, for the three months ended June 30, 2022. The $0.6 million increase in segment operating results was primarily due to higher gross profit from the 9.1% increase in revenues, partially offset by unfavorable product mix in our Coiled Tubing product line.
Production segment — Segment operating income was $1.1 million, or 3.4%, for the three months ended June 30, 2023 compared to a loss of $0.2 million, or 0.5%, for the three months ended June 30, 2022. The $1.3 million increase in segment operating results was driven by the 10.6% increase in revenues and favorable price recovery following materials cost inflation experienced in 2022.
Corporate — Selling, general and administrative expenses for Corporate were $6.6 million for the three months ended June 30, 2023 compared to $6.9 million for the three months ended June 30, 2022. Corporate costs include, among other items, payroll related costs for management, administration, finance, legal, and human resources personnel; professional fees for legal, accounting and related services; and marketing costs.

Other items not included in segment operating income (loss)
Gain (loss) on the disposal of assets and other is not included in segment operating income (loss), but is included in total operating income (loss).
Other income and expense
Other income and expense includes interest expense and foreign exchange gains (losses) and other. We incurred $4.7 million of interest expense during the three months ended June 30, 2023, a decrease of $3.2 million compared to the three months ended June 30, 2022, due to the decline in the balance of 2025 Notes upon conversion of $122.8 million aggregate principal amount of our 2025 Notes to common stock in January 2023. See Note 6 Debt for further details related to the 2025 Notes and Credit Facility.
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
Taxes
We recorded tax expense of $1.9 million and tax expense of $1.7 million for the three months ended June 30, 2023 and 2022, respectively. The estimated annual effective tax rates for the three months ended June 30, 2023 and 2022 were impacted by losses in jurisdictions where the recording of a tax benefit is not available. Furthermore, the tax expense or benefit recorded can vary from period to period depending on the Company’s relative mix of earnings and losses by jurisdiction.

Six months ended June 30, 2023 compared with six months ended June 30, 2022

	Six Months Ended June 30,		Change
(in thousands of dollars, except per share information)	2023	2022	$	%
Revenue
Drilling & Downhole	$157,471	$147,753	$9,718	6.6%
Completions	145,766	118,621	27,145	22.9%
Production	72,041	61,384	10,657	17.4%
Eliminations	(872)	(338)	(534)	*
Total revenue	374,406	327,420	46,986	14.4%
Segment operating income
Drilling & Downhole	16,728	14,514	2,214	15.3%
Operating margin %	10.6%	9.8%
Completions	7,746	2,872	4,874	169.7%
Operating margin %	5.3%	2.4%
Production	2,743	(1,906)	4,649	243.9%
Operating margin %	3.8%	(3.1)%
Corporate	(13,677)	(16,090)	2,413	15.0%
Total segment operating income	13,540	(610)	14,150	2,319.7%
Operating margin %	3.6%	(0.2)%
Loss (gain) on disposal of assets and other	282	(886)	1,168	*
Operating income	13,258	276	12,982	4,703.6%
Interest expense	9,238	15,466	(6,228)	(40.3)%
Foreign exchange losses (gains) and other, net	9,408	(18,824)	28,232	*
Total other (income) expense, net	18,646	(3,358)	22,004	655.3%
Income (loss) before income taxes	(5,388)	3,634	(9,022)	(248.3)%
Income tax expense	4,677	3,569	1,108	31.0%
Net income (loss)	$(10,065)	$65	$(10,130)	(15,584.6)%

Weighted average shares outstanding
Basic	10,195	5,715
Diluted	10,195	5,910
Earnings (loss) per share
Basic	$(0.99)	$0.01
Diluted	$(0.99)	$0.01
* not meaningful

Revenue
Our revenue for the six months ended June 30, 2023 was $374.4 million, an increase of $47.0 million, or 14.4%, compared to the six months ended June 30, 2022. For the six months ended June 30, 2023, our Drilling & Downhole, Completions, and Production segments comprised 42.1%, 38.7%, and 19.2% of our total revenue, respectively, which compared to 45.1%, 36.2%, and 18.7% of our total revenue, respectively, for the six months ended June 30, 2022. The overall increase in revenue is primarily related to increases in market activity and global rig count in the first half of 2023 compared to the first half of 2022. The changes in revenue by operating segment consisted of the following:
Drilling & Downhole segment — Revenue was $157.5 million for the six months ended June 30, 2023, an increase of $9.7 million, or 6.6%, compared to the six months ended June 30, 2022. This increase was led by a $23.3 million, or 37.1%, increase in revenue for our Drilling Technologies product line due to higher sales volumes of both consumable products and capital equipment driven by increased market activity and global rig count. Revenue for our Downhole Technologies product line increased by $4.3 million, or 10.5%, primarily due to higher sales volumes of artificial lift products and casing equipment in the first half of 2023 compared to the first half of 2022. Revenue for our Subsea Technologies product line decreased by $17.8 million, or 40.6%, from lower volumes of ROVs and LARS, partially offset by an increase in after-market part sales and service.
Completions segment — Revenue was $145.8 million for the six months ended June 30, 2023, an increase of $27.1 million, or 22.9%, compared to the six months ended June 30, 2022. This significant improvement includes a revenue increase of $26.2 million, or 38.9%, for our Stimulation & Intervention product line primarily due to higher demand of radiators, wireline cable, power ends and high-pressure hoses. Revenue for our Coiled Tubing product line remained relatively flat compared to the first half of 2022.
Production segment — Revenue was $72.0 million for the six months ended June 30, 2023, an increase of $10.7 million, or 17.4%, compared to the six months ended June 30, 2022. The increase was driven by a $6.0 million, or 18.9%, increase in demand for our processing equipment and technologies within our Production Equipment product line, and a $4.7 million, or 15.7%, increase in sales of our valve products within our Valve Solutions product line.
Segment operating income (loss) and segment operating margin percentage
Segment operating income for the six months ended June 30, 2023 was $13.5 million, a $14.2 million increase compared to a loss of $0.6 million for the six months ended June 30, 2022. For the six months ended June 30, 2023, segment operating margin percentage was 3.6% compared to (0.2)% for the six months ended June 30, 2022. Segment operating margin percentage is calculated by dividing segment operating income (loss) by revenue for the period. The change in operating income (loss) for each segment is explained as follows:
Drilling & Downhole segment — Segment operating income was $16.7 million, or 10.6%, for the six months ended June 30, 2023 compared to operating income of $14.5 million, or 9.8%, for the six months ended June 30, 2022. The $2.2 million increase in segment operating results is primarily attributable to higher gross profit from the 6.6% increase in segment revenues and favorable product mix. These gains were partially offset by higher freight costs.
Completions segment — Segment operating income was $7.7 million, or 5.3%, for the six months ended June 30, 2023 compared to segment operating income of $2.9 million, or 2.4%, for the six months ended June 30, 2022. The $4.9 million increase in segment operating results was primarily due to higher gross profit from the 22.9% increase in revenues and favorable product mix. These gains were partially offset by higher freight costs.
Production segment — Segment operating income was $2.7 million, or 3.8%, for the six months ended June 30, 2023 compared to a loss of $1.9 million, or (3.1)%, for the six months ended June 30, 2022. The $4.6 million increase in segment operating results was driven by the 17.4% increase in revenues and improved cost management.
Corporate — Selling, general and administrative expenses for Corporate were $13.7 million for the six months ended June 30, 2023 compared to $16.1 million for the six months ended June 30, 2022. Corporate costs include, among other items, payroll related costs for management, administration, finance, legal, and human resources personnel; professional fees for legal, accounting and related services; and marketing costs.
Other items not included in segment operating income (loss)
Gain (loss) on the disposal of assets and other is not included in segment operating income (loss), but is included in total operating income (loss).

Other income and expense
Other income and expense includes interest expense and foreign exchange gains (losses) and other. We incurred $9.2 million of interest expense during the six months ended June 30, 2023, a decrease of $6.2 million compared to the six months ended June 30, 2022, due to the decline in the balance of our 2025 Notes upon conversion of $122.8 million aggregate principal amount of our 2025 Notes to common stock in January 2023. See Note 6 Debt for further details related to the 2025 Notes and Credit Facility.
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
Taxes
We recorded tax expense of $4.7 million and tax expense of $3.6 million for the six months ended June 30, 2023 and 2022, respectively. The estimated annual effective tax rates for the six months ended June 30, 2023 and 2022 were impacted by losses in jurisdictions where the recording of a tax benefit is not available. Furthermore, the tax expense or benefit recorded can vary from period to period depending on the Company’s relative mix of earnings and losses by jurisdiction.
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
As of June 30, 2023, we had $134.2 million principal amount of 2025 Notes outstanding and $10.0 million of borrowings outstanding under our revolving Credit Facility. The 2025 Notes mature in August 2025 and, subject to certain exceptions, the Credit Facility matures in September 2026. See Note 6 Debt for further details related to the terms for our 2025 Notes and Credit Facility.
As of June 30, 2023, we had cash and cash equivalents of $24.8 million and $145.5 million of availability under the Credit Facility. We anticipate that our future working capital requirements for our operations will fluctuate directionally with revenues. Furthermore, availability under the Credit Facility will fluctuate directionally based on the level of our eligible accounts receivable and inventory subject to applicable sublimits. In addition, we continue to expect total 2023 capital expenditures to be less than $10.0 million, consisting of, among other items, replacing end of life machinery and equipment.
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
In November 2021, our board of directors approved a program for the repurchase of outstanding shares of our common stock with an aggregate purchase amount of up to $10.0 million. Shares may be repurchased under the program from time to time, in amounts and at prices that the company deems appropriate, subject to market and business conditions, applicable legal requirements and other considerations. During the first half 2023, we repurchased approximately 139 thousand shares of our common stock for aggregate consideration of approximately $3.5 million with remaining authorization under this program of $2.4 million.

Our cash flows for the six months ended June 30, 2023 and 2022 are presented below (in millions):

	Six Months Ended June 30,
	2023	2022
Net cash used in operating activities	$(29.5)	$(50.6)
Net cash used in investing activities	(1.7)	(1.4)
Net cash provided by financing activities	4.1	32.6
Effect of exchange rate changes on cash	0.8	(0.6)
Net decrease in cash, cash equivalents and restricted cash	$(26.3)	$(20.0)
Net cash used in operating activities
Net cash used in operating activities was $29.5 million for the six months ended June 30, 2023 compared to $50.6 million for the six months ended June 30, 2022. This increase in operating cash flows is primarily attributable to net decrease in cash used for working capital, mainly accounts receivable and cost and estimated profit in excess of billings, which used cash of $43.8 million for the six months ended June 30, 2023 compared to used cash of $75.2 million for the six months ended June 30, 2022.
Net cash used in investing activities
Net cash used in investing activities was $1.7 million for the six months ended June 30, 2023, including $2.8 million of capital expenditures, partially offset by $1.1 million of proceeds from the sale of property and equipment. Net cash used in investing activities was $1.4 million for the six months ended June 30, 2022, including $3.6 million of capital expenditures, partially offset by $2.6 million of proceeds from the sale of property and equipment.
Net cash provided by financing activities
Net cash provided by financing activities was $4.1 million for the six months ended June 30, 2023 compared to $32.6 million of cash provided by financing activities for the six months ended June 30, 2022, respectively. The change in net cash provided by financing activities primarily resulted from $10.0 million of net borrowings on the revolving Credit Facility, offset by $5.4 million of repurchases of common stock under our share repurchase program and long-term incentive awards during the six months ended June 30, 2023 compared to a net $33.6 million of borrowings on the revolving Credit Facility during the six months ended June 30, 2022.
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
Summarized financial information for the year-to-date interim period and the most recent annual period was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Summarized Statements of Operations	2023	2022	2023	2022
Revenue	$139,745	$137,024	$291,008	$253,384
Cost of sales	107,589	101,014	224,060	191,539
Operating income	6,209	22,726	8,876	20,083
Net income (loss)	(6,579)	9,264	(10,065)	65

	June 30, 2023	December 31, 2022
Summarized Balance Sheet
Current assets	$398,057	$378,812
Non-current assets	264,188	279,389

Current liabilities	$167,409	$175,155
Payables to non-guarantor subsidiaries	164,748	132,839
Non-current liabilities	187,895	293,150
Critical accounting policies and estimates
There have been no material changes in our critical accounting policies and procedures during the six months ended June 30, 2023. For a detailed discussion of our critical accounting policies and estimates, refer to our 2022 Annual Report on Form 10-K. For recent accounting pronouncements, refer to Note 2 Recent Accounting Pronouncements.
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
Our management, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b) as of June 30, 2023. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2023.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
Information related to Item 1. Legal Proceedings is included in Note 10 Commitments and Contingencies, which is incorporated herein by reference.
Item 1A. Risk Factors
For additional information about our risk factors, see “Risk Factors” in Item 1A of our 2022 Annual Report on Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
In November 2021, our board of directors approved a program for the repurchase of outstanding shares of our common stock with an aggregate purchase amount of up to $10.0 million. Shares may be repurchased under the program from time to time, in amounts and at prices that the Company deems appropriate, subject to market and business conditions, applicable legal requirements and other considerations. The program may be executed using open market purchases pursuant to Rule 10b-18 under the Exchange Act, in privately negotiated agreements, or by way of issuer tender offers, Rule 10b5-1 plans or other transactions. From the inception of the program through June 30, 2023, we have repurchased approximately 298 thousand shares of our common stock for aggregate consideration of approximately $7.6 million. Remaining authorization under this program is $2.4 million.
No shares were purchased during the three months ended June 30, 2023.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None

Item 6. Exhibits

Exhibit
Number		DESCRIPTION

3.1*	—
Third Amended and Restated Bylaws of Forum Energy Technologies, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the U.S. Securities and Exchange Commission on May 16, 2023).

10.1**#	—
Fourth Amended and Restated Credit Agreement, dated as of March 30, 2023, by and among Forum Energy Technologies, Inc., Forum Canada ULC, Wells Fargo Bank, National Association, as administrative agent, and the lenders party thereto.

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

FORUM ENERGY TECHNOLOGIES, INC.
Date:	August 4, 2023	By:	/s/ D. Lyle Williams, Jr.
D. Lyle Williams, Jr.
Executive Vice President and Chief Financial Officer
(As Duly Authorized Officer and Principal Financial Officer)

		By:	/s/ Katherine C. Keller
Katherine C. Keller
Vice President and Principal Accounting Officer
(As Duly Authorized Officer and Principal Accounting Officer)