Form 10-Q
period 2023-09-30
FORUM ENERGY TECHNOLOGIES, INC.
filed 2023-11-03
CIK 1401257

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________
Form 10-Q
___________________________________

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2023

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of October 27, 2023, there were 10,192,978 common shares outstanding.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
Forum Energy Technologies, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Loss
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share information)	2023	2022	2023	2022
Revenue	$179,253	$181,835	$553,659	$509,255
Cost of sales	128,231	130,472	399,229	370,700
Gross profit	51,022	51,363	154,430	138,555
Operating expenses
Selling, general and administrative expenses	45,496	43,713	135,364	131,515
Loss (gain) on disposal of assets and other	(145)	(52)	137	(938)
Total operating expenses	45,351	43,661	135,501	130,577
Operating income	5,671	7,702	18,929	7,978
Other expense (income)
Interest expense	4,504	8,143	13,742	23,609
Foreign exchange and other losses (gains), net	(8,279)	(18,288)	1,129	(37,112)
Total other expense (income), net	(3,775)	(10,145)	14,871	(13,503)
Income before taxes	9,446	17,847	4,058	21,481
Income tax expense	1,477	1,370	6,154	4,939
Net income (loss)	$7,969	$16,477	$(2,096)	$16,542

Weighted average shares outstanding
Basic	10,235	5,778	10,208	5,736
Diluted	10,393	10,552	10,208	10,489
Earnings (loss) per share
Basic	$0.78	$2.85	$(0.21)	$2.88
Diluted	$0.77	$1.82	$(0.21)	$2.37

Other comprehensive income (loss), net of tax of $0:
Net income (loss)	$7,969	$16,477	$(2,096)	$16,542
Change in foreign currency translation	(10,710)	(22,690)	1,197	(46,199)
Gain (loss) on pension liability	(36)	66	(15)	153
Comprehensive loss	$(2,777)	$(6,147)	$(914)	$(29,504)
The accompanying notes are an integral part of these condensed consolidated financial statements.

Forum Energy Technologies, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)

(in thousands, except share information)	September 30, 2023	December 31, 2022
Assets
Current assets
Cash and cash equivalents	$37,151	$51,029
Accounts receivable—trade, net of allowances of $10,945 and $10,690	157,820	154,247
Inventories, net	302,304	269,828
Prepaid expenses and other current assets	24,670	21,957
Accrued revenue	771	665
Costs and estimated profits in excess of billings	8,440	15,139
Total current assets	531,156	512,865
Property and equipment, net of accumulated depreciation	61,397	62,963
Operating lease assets	56,363	57,270
Deferred financing costs, net	927	1,166
Intangible assets, net	173,394	191,481
Deferred income taxes, net	368	184
Other long-term assets	5,266	8,828
Total assets	$828,871	$834,757
Liabilities and equity
Current liabilities
Current portion of long-term debt	$1,076	$782
Accounts payable—trade	124,146	118,261
Accrued liabilities	64,184	76,544
Deferred revenue	14,140	14,401
Billings in excess of costs and profits recognized	4,739	305
Total current liabilities	208,285	210,293
Long-term debt, net of current portion	128,537	239,128
Deferred income taxes, net	904	902
Operating lease liabilities	62,569	64,626
Other long-term liabilities	11,456	12,773
Total liabilities	411,751	527,722
Commitments and contingencies
Equity
Common stock, $0.01 par value, 14,800,000 shares authorized, 10,901,878 and 6,223,454 shares issued	109	62
Additional paid-in capital	1,368,062	1,253,613
Treasury stock at cost, 708,900 and 570,247 shares	(142,057)	(138,560)
Retained deficit	(682,691)	(680,595)
Accumulated other comprehensive loss	(126,303)	(127,485)
Total equity	417,120	307,035
Total liabilities and equity	$828,871	$834,757
The accompanying notes are an integral part of these condensed consolidated financial statements.

Forum Energy Technologies, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
(in thousands)	2023	2022
Cash flows from operating activities
Net income (loss)	$(2,096)	$16,542
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation expense	7,920	9,678
Amortization of intangible assets	18,074	18,487
Inventory write down	1,918	1,580
Stock-based compensation expense	3,345	3,537
Deferred income taxes	(93)	(1,870)
Noncash losses and other, net	4,702	5,480
Changes in operating assets and liabilities
Accounts receivable—trade	(4,779)	(28,729)
Inventories	(35,613)	(37,160)
Prepaid expenses and other assets	413	1,408
Cost and estimated profit in excess of billings	6,819	(10,251)
Accounts payable, deferred revenue and other accrued liabilities	(8,257)	(2,022)
Billings in excess of costs and estimated profits earned	4,570	(8,812)
Net cash used in operating activities	(3,077)	(32,132)
Cash flows from investing activities
Capital expenditures for property and equipment	(5,497)	(4,779)
Proceeds from sale of property and equipment	1,341	2,672
Payments related to business acquisitions and dispositions	—	(485)
Net cash used in investing activities	(4,156)	(2,592)
Cash flows from financing activities
Borrowings on Credit Facility	351,635	423,945
Repayments on Credit Facility	(351,635)	(413,205)
Payment of capital lease obligations	(910)	(746)
Repurchases of stock	(5,996)	(826)
Net cash provided by (used in) financing activities	(6,906)	9,168

Effect of exchange rate changes on cash	261	(1,524)

Net decrease in cash, cash equivalents and restricted cash	(13,878)	(27,080)
Cash, cash equivalents and restricted cash at beginning of period	51,029	46,858
Cash, cash equivalents and restricted cash at end of period	$37,151	$19,778

Noncash activities
Operating lease right of use assets obtained in exchange for lease obligations	$5,194	$3,248
Finance lease right of use assets obtained in exchange for lease obligations	1,521	458
Conversion of debt to common stock	113,650	—
The accompanying notes are an integral part of these condensed consolidated financial statements.

Forum Energy Technologies, Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited)

Nine Months Ended September 30, 2023
(in thousands)	Common stock	Additional paid-in capital	Treasury stock	Retained deficit	Accumulated other comprehensive income / (loss)	Total equity
Balance at December 31, 2022	$62	$1,253,613	$(138,560)	$(680,595)	$(127,485)	$307,035
Stock-based compensation expense	—	841	—	—	—	841
Restricted stock issuance, net of forfeitures	1	(1,874)	—	—	—	(1,873)
Conversion of debt to common stock	46	113,604	—	—	—	113,650
Treasury stock	—	—	(3,497)	—	—	(3,497)
Currency translation adjustment	—	—	—	—	4,158	4,158
Change in pension liability	—	—	—	—	15	15
Net loss	—	—	—	(3,486)	—	(3,486)
Balance at March 31, 2023	$109	$1,366,184	$(142,057)	$(684,081)	$(123,312)	$416,843
Stock-based compensation expense	—	1,257	—	—	—	1,257
Currency translation adjustment	—	—	—	—	7,749	7,749
Change in pension liability	—	—	—	—	6	6
Net loss	—	—	—	(6,579)	—	(6,579)
Balance at June 30, 2023	$109	$1,367,441	$(142,057)	$(690,660)	$(115,557)	$419,276
Stock-based compensation expense	—	1,247	—	—	—	1,247
Restricted stock issuance, net of forfeitures	—	(626)	—	—	—	(626)
Currency translation adjustment	—	—	—	—	(10,710)	(10,710)
Change in pension liability	—	—	—	—	(36)	(36)
Net income	—	—	—	7,969	—	7,969
Balance at September 30, 2023	$109	$1,368,062	$(142,057)	$(682,691)	$(126,303)	$417,120
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
In management's opinion, all adjustments, consisting of normal recurring adjustments, necessary for the fair statement of the Company’s financial position, results of operations and cash flows have been included. Operating results for the three and nine months ended September 30, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023 or any other interim period.
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
The following table reflects the changes in our contract assets and contract liabilities balances for the nine months ended September 30, 2023 (in thousands):

	September 30, 2023	December 31, 2022	Increase / (Decrease)
			$	%
Accrued revenue	$771	$665
Costs and estimated profits in excess of billings	8,440	15,139
Contract assets - current	9,211	15,804
Contract assets - noncurrent	1,637	2,638
Contract assets	$10,848	$18,442	$(7,594)	(41)%

Deferred revenue	$14,140	$14,401
Billings in excess of costs and profits recognized	4,739	305
Contract liabilities	$18,879	$14,706	$4,173	28%
During the nine months ended September 30, 2023, our contract assets decreased by $7.6 million and our contract liabilities increased by $4.2 million primarily due to the timing of milestone billings for projects in our Subsea Technologies product line.
During the nine months ended September 30, 2023, we recognized $12.6 million of revenue that was included in the contract liability balance at the beginning of the period.
Substantially all of our contracts are less than one year in duration. As such, we have elected to apply the practical expedient which allows an entity to exclude disclosures about its remaining performance obligations if the performance obligation is part of a contract that has an original expected duration of one year or less.
4. Inventories
The Company's significant components of inventory at September 30, 2023 and December 31, 2022 were as follows (in thousands):

	September 30, 2023	December 31, 2022
Raw materials and parts	$98,100	$94,182
Work in process	31,529	27,489
Finished goods	211,035	187,448
Total inventories	340,664	309,119
Less: inventory reserve	(38,360)	(39,291)
Inventories, net	$302,304	$269,828

Forum Energy Technologies, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
5. Intangible Assets
Intangible assets consisted of the following as of September 30, 2023 and December 31, 2022, respectively (in thousands):

	September 30, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Intangibles	Amortization Period (In Years)
Customer relationships	$266,409	$(159,402)	$107,007	10 - 35
Patents and technology	88,793	(39,568)	49,225	5 - 19
Non-compete agreements	188	(188)	—	5
Trade names	42,605	(28,496)	14,109	7 - 19
Trademarks	5,089	(2,036)	3,053	15
Total intangible assets	$403,084	$(229,690)	$173,394

	December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Intangibles	Amortization Period (In Years)
Customer relationships	$266,537	$(147,496)	$119,041	10 - 35
Patents and technology	88,863	(35,298)	53,565	5 - 19
Non-compete agreements	188	(188)	—	5
Trade names	42,638	(27,071)	15,567	7 - 19
Trademarks	5,089	(1,781)	3,308	15
Total intangible assets	$403,315	$(211,834)	$191,481
6. Debt
Notes payable and lines of credit as of September 30, 2023 and December 31, 2022 consisted of the following (in thousands):

	September 30, 2023	December 31, 2022
2025 Notes	$134,208	$256,970
Unamortized debt discount	(5,785)	(15,314)
Debt issuance cost	(1,420)	(3,759)
Credit Facility	—	—
Other debt	2,610	2,013
Total debt	129,613	239,910
Less: current portion	(1,076)	(782)
Long-term debt, net of current portion	$128,537	$239,128

Forum Energy Technologies, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
2025 Notes
In August 2020, we exchanged $315.5 million principal amount of our previous 6.25% unsecured notes due 2021 for new 9.00% convertible secured notes due August 2025 (the “2025 Notes”). The 2025 Notes pay interest at the rate of 9.00%, of which 6.25% is payable in cash and 2.75% is payable in cash or additional notes, at the Company’s option. The 2025 Notes are secured by a first lien on substantially all of the Company’s assets, except for Credit Facility priority collateral, which secures the 2025 Notes on a second lien basis. During the nine months ended September 30, 2023, $122.8 million or 48% of the principal amount of the 2025 Notes mandatorily converted into approximately 4.5 million shares of common stock.
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
Availability under the Credit Facility is subject to a borrowing base calculated by reference to eligible accounts receivable in the U.S., Canada and certain other jurisdictions (subject to a cap) and eligible inventory in the U.S. and Canada. Such eligible accounts receivable and eligible inventory serve as priority collateral for the Credit Facility, which is also secured on a second lien basis by substantially all of the Company's other assets. The amount of eligible inventory included in the borrowing base is restricted to the lesser of $124.0 million (subject to a quarterly reduction of $0.5 million) and 80.0% of the total borrowing base. Our borrowing capacity under the Credit Facility could be reduced or eliminated, depending on future fluctuations in our receivables and inventory. As of September 30, 2023, our total borrowing base was $173.3 million, of which no amount was drawn and $18.5 million was used for security of outstanding letters of credit, resulting in remaining availability of $154.8 million.
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
The weighted average interest rate under the Credit Facility was approximately 8.28% for the nine months ended September 30, 2023.
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
Letters of Credit and Guarantees
We execute letters of credit in the normal course of business to secure the delivery of product from specific vendors and also to guarantee our fulfillment of performance obligations relating to certain large contracts. The Company had $18.5 million and $21.8 million in total outstanding letters of credit as of September 30, 2023 and December 31, 2022, respectively.
7. Income Taxes
For interim periods, our income tax expense or benefit is computed based on our estimated annual effective tax rate and any discrete items that impact the interim periods. For the three and nine months ended September 30, 2023, the Company recorded a tax expense of $1.5 million and $6.2 million, respectively. For the three and nine months ended September 30, 2022, the Company recorded a tax expense of $1.4 million and $4.9 million, respectively. The estimated annual effective tax rates for all periods were impacted by losses in jurisdictions where the recording of a tax benefit is not available. Furthermore, the tax expense or benefit recorded can vary from period to period depending on the Company’s relative mix of earnings and losses by jurisdiction. Finally, the Company believes that it is reasonably possible that a decrease of approximately $1.5 million of noncurrent unrecognized tax benefits may occur by the end of 2023 as a result of a lapse of the statute of limitations.
We have deferred tax assets related to net operating loss and other tax carryforwards in the U.S. and in certain states and foreign jurisdictions. We recognize deferred tax assets to the extent that we believe these assets are more likely than not to be realized. In making such a determination, we consider all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning and recent operating results. As of September 30, 2023, we do not anticipate being able to fully utilize all of the losses prior to their expiration in the following jurisdictions: the U.S., the U.K., Germany, Singapore, China and Saudi Arabia. As a result, we have certain valuation allowances against our deferred tax assets as of September 30, 2023.
8. Fair Value Measurements
The Company had no borrowings outstanding under the Credit Facility as of September 30, 2023. The Credit Facility incurs interest at a variable interest rate, and therefore, the carrying amount approximates fair value. The fair value of the debt is classified as a Level 2 measurement because interest rates charged are similar to other financial instruments with similar terms and maturities.
The fair value of our 2025 Notes is estimated using Level 2 inputs in the fair value hierarchy and is based on quoted prices for those or similar instruments. At September 30, 2023, the fair value and the carrying value of our 2025 Notes approximated $130.1 million and $127.0 million, respectively. At December 31, 2022, the fair value and the carrying value of our 2025 Notes approximated $272.8 million and $237.9 million, respectively.
There were no other significant outstanding financial instruments as of September 30, 2023 and December 31, 2022 that required measuring the amounts at fair value on a recurring basis. We did not change our valuation techniques associated with recurring fair value measurements from prior periods, and there were no transfers between levels of the fair value hierarchy during the nine months ended September 30, 2023.

Forum Energy Technologies, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
9. Business Segments
The Company reports results of operations in the following three reporting segments: Drilling & Downhole, Completions, and Production. The amounts indicated below as “Corporate” relate to costs and assets not allocated to the reportable segments. Summary financial data by segment follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Revenue
Drilling & Downhole	$81,181	$75,723	$238,652	$223,476
Completions	62,473	72,246	208,239	190,867
Production	36,877	34,238	108,918	95,622
Eliminations	(1,278)	(372)	(2,150)	(710)
Total revenue	$179,253	$181,835	$553,659	$509,255

Segment operating income
Drilling & Downhole	$8,437	$9,481	$25,165	$23,995
Completions	2,147	5,915	9,893	8,787
Production	1,803	665	4,546	(1,241)
Corporate	(6,861)	(8,411)	(20,538)	(24,501)
Segment operating income	5,526	7,650	19,066	7,040
Loss (gain) on disposal of assets and other	(145)	(52)	137	(938)
Operating income	$5,671	$7,702	$18,929	$7,978
A summary of consolidated assets by reportable segment is as follows (in thousands):

	September 30, 2023	December 31, 2022
Drilling & Downhole	$347,503	$340,819
Completions	357,174	366,771
Production	100,149	95,089
Corporate	24,045	32,078
Total assets	$828,871	$834,757
Corporate assets primarily include cash, certain prepaid assets and deferred loan costs.

Forum Energy Technologies, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
The following table presents our revenues disaggregated by product line (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Drilling Technologies	$42,953	$38,159	$128,995	$100,934
Downhole Technologies	23,480	21,916	68,763	62,902
Subsea Technologies	14,748	15,648	40,894	59,640
Stimulation and Intervention	32,545	43,647	126,266	111,143
Coiled Tubing	29,928	28,599	81,973	79,724
Production Equipment	21,706	18,463	59,268	50,055
Valve Solutions	15,171	15,775	49,650	45,567
Eliminations	(1,278)	(372)	(2,150)	(710)
Total revenue	$179,253	$181,835	$553,659	$509,255
The following table presents our revenues disaggregated by geography (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
United States	$103,453	$124,896	$352,183	$336,754
Middle East	27,359	12,751	64,058	38,700
Canada	12,333	14,169	40,400	35,761
Europe & Africa	16,832	14,291	39,177	45,186
Latin America	9,185	6,191	30,218	25,891
Asia-Pacific	10,091	9,537	27,623	26,963
Total revenue	$179,253	$181,835	$553,659	$509,255
10. Commitments and Contingencies
In the ordinary course of business, the Company is, and in the future could be, involved in various pending or threatened legal actions, some of which may or may not be covered by insurance. Management has reviewed such pending judicial and legal proceedings, the reasonably anticipated costs and expenses in connection with such proceedings, and the availability and limits of insurance coverage, and has established reserves that are believed to be appropriate in light of those outcomes that are believed to be probable and can be estimated. The reserves accrued at September 30, 2023 and December 31, 2022, respectively, are immaterial. In the opinion of management, the Company’s ultimate liability, if any, with respect to these actions is not expected to have a material adverse effect on the Company’s financial position, results of operations or cash flows.
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
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
11. Earnings (Loss) Per Share
The calculation of basic and diluted earnings per share for each period presented was as follows (dollars and shares in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Net income (loss) - basic	$7,969	$16,477	$(2,096)	$16,542
Interest on dilutive convertible notes due 2025	—	2,762	—	8,286
Net income (loss) - diluted	$7,969	$19,239	$(2,096)	$24,828

Weighted average shares outstanding - basic	10,235	5,778	10,208	5,736
Dilutive effect of stock options and restricted stock	158	227	—	206
Dilutive effect of convertible notes due 2025	—	4,547	—	4,547
Weighted average shares outstanding - diluted	10,393	10,552	10,208	10,489

Earnings (loss) per share
Basic	$0.78	$2.85	$(0.21)	$2.88
Diluted	$0.77	$1.82	$(0.21)	$2.37
The calculation of diluted earnings per share excluded approximately 46 thousand shares that were anti-dilutive for the three months ended September 30, 2023. For the nine months ended September 30, 2023, we excluded all potentially dilutive restricted shares and stock options in calculating diluted earnings per share as the effect was anti-dilutive due to net losses incurred for the period. For the three months and nine months ended September 30, 2022, the diluted earnings per share calculation excluded approximately 54 thousand and 95 thousand shares, respectively. Diluted earnings per share was calculated using treasury stock method for the restricted shares and stock options; and if-converted method for the convertible notes.
12. Stockholders' Equity
Stock-based compensation
During the nine months ended September 30, 2023, the Company granted 86,912 time-based restricted stock units to employees that vest ratably over three years.
In addition, during the nine months ended September 30, 2023, the Company granted 86,912 performance restricted stock units to employees (assuming target performance) that vest based upon the total shareholder return of the Company's common stock as compared to a group of peer companies over three different performance periods. The performance periods run from January 1, 2023 through December 31, 2023, January 1, 2023 through December 31, 2024 and January 1, 2023 through December 31, 2025, and 1/3 of each award is allocated to each performance period. The performance restricted stock units may settle for between 0% and 200% of the target units granted in shares of the Company’s common stock.
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

Forum Energy Technologies, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

14. Subsequent Events
On November 1, 2023, the Company and its wholly owned subsidiary entered into a purchase agreement with Variperm Holdings Ltd. ("Variperm") and its shareholders to acquire all of the issued and outstanding common shares of Variperm. The Company expects the transaction to close during January 2024. Variperm, headquartered in Canada, is a manufacturer of downhole technology solutions, providing sand and flow control products for heavy oil applications.
Total consideration for the acquisition includes approximately $150.0 million of cash and 2.0 million shares of the Company's common stock, subject to customary purchase price adjustments set forth in the purchase agreement. The purchase agreement was filed in the Company's Current Report on Form 8-K on November 3, 2023.
On November 1, 2023, the Company entered into an amendment to the Credit Facility that, among other things, permits the acquisition of Variperm, permits the incurrence of either new secured notes in an amount not to exceed $200.0 million or other financing, extends the maturity date of the Credit Agreement to September 8, 2028, increases the aggregate revolving commitments to $250.0 million from $179.0 million, and updates the CDOR provisions with Canadian Overnight Repo Rate Average.

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
Overview
We are a global company serving the oil, natural gas, industrial and renewable energy industries. With headquarters located in Houston, Texas, FET provides value added solutions aimed at improving the safety, efficiency, and environmental impact of our customers' operations. Our highly engineered products include capital equipment and consumable products. FET’s customers include oil and natural gas operators, land and offshore drilling contractors, oilfield service companies, pipeline and refinery operators, and renewable energy and new energy companies. Consumable products are used by our customers in drilling, well construction and completions activities and at processing centers and refineries. Our capital products are directed at drilling rig equipment for constructing new and upgrading existing rigs, subsea construction and development projects, pressure pumping equipment, the placement of production equipment on new producing wells, downstream capital projects and capital equipment for renewable energy projects. For the nine months ended September 30, 2023, approximately 65% of our revenue was derived from consumable products and activity-based equipment, while the balance was primarily derived from capital products with a small amount from rental and other services.
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
Recent inflationary pressures and rising interest rates have created a heightened concern of a global recession. Oil and natural gas prices softened in the first half of 2023 as a result of such global recessionary fears, but rebounded during the third quarter as supply tightened from further OPEC+ production cuts. The recent conflict in the Middle East could lead to a disruption to world energy markets and international supply chains. Despite these near-term macroeconomic challenges, we expect that the world's long-term energy demand will continue to rise and may outpace global supply as OPEC+ remains committed to maintaining stable oil prices. We expect that hydrocarbons will continue to play a vital role in meeting the world's long-term energy needs while renewable energy sources become increasingly prominent.
The price of oil has varied dramatically over the last several years. The spot prices for West Texas Intermediate (“WTI”) and United Kingdom Brent (“Brent”) crude oil fell from $61.14 and $67.77 per barrel, respectively, as of December 31, 2019 to lows below $15.00 per barrel in April 2020. Since that time, oil prices rebounded to highs above $120.00 per barrel in March 2022 but have softened to an average of $82.25 and $86.65, for WTI and Brent, respectively, in the third quarter 2023. In addition, natural gas prices have decreased by 67.7% comparing the third quarter 2023 to the third quarter 2022.
Our revenues, over the long-term, are highly correlated to the global drilling rig count, which averaged 1,788 rigs during the third quarter 2023 from an average of 1,030 rigs in the third quarter 2020. The average U.S. rig count for the third quarter 2023 was 9.7% lower and 14.7% lower compared to the second quarter 2023 and third quarter 2022, respectively. The international rig count for the third quarter 2023 was 0.9% lower and 11.0% higher compared to the second quarter 2023 and third quarter 2022, respectively.
Global drilling and completions activity remains below pre-pandemic levels. Markets outside North America are expected to grow and outpace the U.S. in 2023. In the U.S., publicly owned exploration and production companies are expected to continue to exercise disciplined capital spending. Privately owned exploration and production companies tend to fluctuate their activity more readily in response to changes in oil and natural gas prices.
The table below shows average crude oil and natural gas prices for WTI, Brent, and Henry Hub:

	Three Months Ended
	September 30,	June 30,	September 30,
	2023	2023	2022
Average global oil, $/bbl
West Texas Intermediate	$82.25	$73.54	$93.06
United Kingdom Brent	$86.65	$77.99	$100.71

Average North American Natural Gas, $/Mcf
Henry Hub	$2.59	$2.16	$8.03

The table below shows the average number of active drilling rigs operating by geographic area and drilling for different purposes, based on the weekly rig count information published by Baker Hughes Company.

	Three Months Ended
	September 30,	June 30,	September 30,
	2023	2023	2022
Active Rigs by Location
United States	649	719	761
Canada	188	117	199
International	951	960	857
Global Active Rigs	1,788	1,796	1,817

Land vs. Offshore Rigs
Land	1,539	1,546	1,590
Offshore	249	250	227
Global Active Rigs	1,788	1,796	1,817

U.S. Commodity Target
Oil/Gas	521	572	599
Gas	122	143	158
Unclassified	6	4	4
Total U.S. Active Rigs	649	719	761

U.S. Well Path
Horizontal	578	650	692
Vertical	17	19	28
Directional	54	50	41
Total U.S. Active Rigs	649	719	761
The table below shows the amount of total inbound orders by segment:

	Three Months Ended			Nine Months Ended
	September 30,	June 30,	September 30,	September 30,	September 30,
(in millions of dollars)	2023	2023	2022	2023	2022
Drilling & Downhole	$95.0	$82.1	$73.3	$258.1	$218.6
Completions	65.1	62.7	78.7	193.8	197.1
Production	38.7	41.5	45.7	112.1	149.9
Total Orders	$198.8	$186.3	$197.7	$564.0	$565.6

Results of operations
Three months ended September 30, 2023 compared with three months ended September 30, 2022

	Three Months Ended September 30,		Change
(in thousands of dollars, except per share information)	2023	2022	$	%
Revenue
Drilling & Downhole	$81,181	$75,723	$5,458	7.2%
Completions	62,473	72,246	(9,773)	(13.5)%
Production	36,877	34,238	2,639	7.7%
Eliminations	(1,278)	(372)	(906)	*
Total revenue	179,253	181,835	(2,582)	(1.4)%
Segment operating income
Drilling & Downhole	8,437	9,481	(1,044)	(11.0)%
Operating margin %	10.4%	12.5%
Completions	2,147	5,915	(3,768)	(63.7)%
Operating margin %	3.4%	8.2%
Production	1,803	665	1,138	171.1%
Operating margin %	4.9%	1.9%
Corporate	(6,861)	(8,411)	1,550	18.4%
Total segment operating income	5,526	7,650	(2,124)	(27.8)%
Operating margin %	3.1%	4.2%
Gain on disposal of assets and other	(145)	(52)	(93)	*
Operating income	5,671	7,702	(2,031)	(26.4)%
Interest expense	4,504	8,143	(3,639)	(44.7)%
Foreign exchange gains and other, net	(8,279)	(18,288)	10,009	*
Total other income	(3,775)	(10,145)	6,370	62.8%
Income before income taxes	9,446	17,847	(8,401)	(47.1)%
Income tax expense	1,477	1,370	107	7.8%
Net income	$7,969	$16,477	$(8,508)	(51.6)%

Weighted average shares outstanding
Basic	10,235	5,778
Diluted	10,393	10,552
Earnings per share
Basic	$0.78	$2.85
Diluted	$0.77	$1.82
* not meaningful

Revenue
Our revenue for the three months ended September 30, 2023 was $179.3 million, a decrease of $2.6 million, or 1.4%, compared to the three months ended September 30, 2022. For the three months ended September 30, 2023, our Drilling & Downhole, Completions, and Production segments comprised 45.3%, 34.1%, and 20.6% of our total revenue, respectively, which compared to 41.6%, 39.6%, and 18.8% of our total revenue, respectively, for the three months ended September 30, 2022. The overall decrease in revenue is primarily related to lower U.S. hydraulic fracturing activity in the third quarter 2023 compared to the third quarter 2022. The changes in revenue by operating segment consisted of the following:
Drilling & Downhole segment — Revenue was $81.2 million for the three months ended September 30, 2023, an increase of $5.5 million, or 7.2%, compared to the three months ended September 30, 2022. This increase was led by a $4.8 million, or 12.6%, increase in revenue for our Drilling Technologies product line due to higher sales volumes of capital equipment, partially offset by lower sales volumes of consumable products. Revenue for our Downhole Technologies product line increased by $1.6 million, or 7.1%, primarily due to higher sales volumes of artificial lift products in the third quarter 2023 compared to the third quarter 2022. Revenue for our Subsea Technologies product line decreased by $0.9 million, or 5.8%, from lower volumes of cable management systems partially offset by an increase from higher project revenue recognized from ROVs and after-market part sales.
Completions segment — Revenue was $62.5 million for the three months ended September 30, 2023, a decrease of $9.8 million, or 13.5%, compared to the three months ended September 30, 2022. This change includes a revenue decrease of $11.1 million, or 25.4%, for our Stimulation & Intervention product line primarily due to lower U.S. hydraulic fracturing activity levels and delays in capital equipment spending by customers during the third quarter 2023. This decline was partially offset by a $1.3 million increase in revenue for our Coiled Tubing product line due to higher international sales volumes.
Production segment — Revenue was $36.9 million for the three months ended September 30, 2023, an increase of $2.6 million, or 7.7%, compared to the three months ended September 30, 2022. The increase was driven by a $3.2 million, or 17.6%, increase in sales for our Production Equipment product line primarily due to an increase in revenues recognized from our processing oil treatment equipment, partially offset by a $0.6 million, or 3.8%, decrease in sales of our valve products within our Valve Solutions product line.
Segment operating income (loss) and segment operating margin percentage
Segment operating income for the three months ended September 30, 2023 was $5.5 million, a $2.1 million decrease compared to an income of $7.7 million for the three months ended September 30, 2022. For the three months ended September 30, 2023, segment operating margin percentage was 3.1% compared to 4.2% for the three months ended September 30, 2022. Segment operating margin percentage is calculated by dividing segment operating income (loss) by revenue for the period. The change in operating income (loss) for each segment is explained as follows:
Drilling & Downhole segment — Segment operating income was $8.4 million, or 10.4%, for the three months ended September 30, 2023 compared to operating income of $9.5 million, or 12.5%, for the three months ended September 30, 2022. The $1.0 million decrease in segment operating results is primarily attributable to lower volume and profitability of our Subsea product line projects, partially offset by higher gross profit from our Downhole Technologies product line.
Completions segment — Segment operating income was $2.1 million, or 3.4%, for the three months ended September 30, 2023 compared to segment operating income of $5.9 million, or 8.2%, for the three months ended September 30, 2022. The $3.8 million decrease in segment operating results was primarily due to lower sales volumes of our well stimulation products.
Production segment — Segment operating income was $1.8 million, or 4.9%, for the three months ended September 30, 2023 compared to an income of $0.7 million, or 1.9%, for the three months ended September 30, 2022. The $1.1 million increase in segment operating results was driven by an increase in project revenue recognized from our process oil treatment equipment driving higher gross profit.
Corporate — Selling, general and administrative expenses for Corporate were $6.9 million for the three months ended September 30, 2023 compared to $8.4 million for the three months ended September 30, 2022. This decrease was primarily related to lower variable compensation costs. Corporate costs include, among other items, payroll related costs for management, administration, finance, legal, and human resources personnel; professional fees for legal, accounting and related services; and marketing costs.

Other items not included in segment operating income (loss)
Gain (loss) on the disposal of assets and other is not included in segment operating income (loss), but is included in total operating income (loss).
Other income and expense
Other income and expense includes interest expense and foreign exchange gains (losses) and other. We incurred $4.5 million of interest expense during the three months ended September 30, 2023, a decrease of $3.6 million compared to the three months ended September 30, 2022, due to the decline in the balance of 2025 Notes upon conversion of $122.8 million aggregate principal amount of our 2025 Notes to common stock in January 2023. See Note 6 Debt for further details related to the 2025 Notes and Credit Facility.
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
Taxes
We recorded tax expense of $1.5 million and $1.4 million for the three months ended September 30, 2023 and 2022, respectively. The estimated annual effective tax rates for the three months ended September 30, 2023 and 2022 were impacted by losses in jurisdictions where the recording of a tax benefit is not available. Furthermore, the tax expense or benefit recorded can vary from period to period depending on the Company’s relative mix of earnings and losses by jurisdiction.

Nine months ended September 30, 2023 compared with nine months ended September 30, 2022

	Nine Months Ended September 30,		Change
(in thousands of dollars, except per share information)	2023	2022	$	%
Revenue
Drilling & Downhole	$238,652	$223,476	$15,176	6.8%
Completions	208,239	190,867	17,372	9.1%
Production	108,918	95,622	13,296	13.9%
Eliminations	(2,150)	(710)	(1,440)	*
Total revenue	553,659	509,255	44,404	8.7%
Segment operating income
Drilling & Downhole	25,165	23,995	1,170	4.9%
Operating margin %	10.5%	10.7%
Completions	9,893	8,787	1,106	12.6%
Operating margin %	4.8%	4.6%
Production	4,546	(1,241)	5,787	466.3%
Operating margin %	4.2%	(1.3)%
Corporate	(20,538)	(24,501)	3,963	16.2%
Total segment operating income	19,066	7,040	12,026	170.8%
Operating margin %	3.4%	1.4%
Loss (gain) on disposal of assets and other	137	(938)	1,075	*
Operating income	18,929	7,978	10,951	137.3%
Interest expense	13,742	23,609	(9,867)	(41.8)%
Foreign exchange losses (gains) and other, net	1,129	(37,112)	38,241	*
Total other (income) expense, net	14,871	(13,503)	28,374	210.1%
Income before income taxes	4,058	21,481	(17,423)	(81.1)%
Income tax expense	6,154	4,939	1,215	24.6%
Net income (loss)	$(2,096)	$16,542	$(18,638)	(112.7)%

Weighted average shares outstanding
Basic	10,208	5,736
Diluted	10,208	10,489
Earnings per share
Basic	$(0.21)	$2.88
Diluted	$(0.21)	$2.37
* not meaningful

Revenue
Our revenue for the nine months ended September 30, 2023 was $553.7 million, an increase of $44.4 million, or 8.7%, compared to the nine months ended September 30, 2022. For the nine months ended September 30, 2023, our Drilling & Downhole, Completions, and Production segments comprised 43.1%, 37.2%, and 19.7% of our total revenue, respectively, which compared to 43.9%, 37.3%, and 18.8% of our total revenue, respectively, for the nine months ended September 30, 2022. The overall increase in revenue is primarily related to increases in market activity and global rig count in 2023 compared to 2022. The changes in revenue by operating segment consisted of the following:
Drilling & Downhole segment — Revenue was $238.7 million for the nine months ended September 30, 2023, an increase of $15.2 million, or 6.8%, compared to the nine months ended September 30, 2022. This increase was led by a $28.1 million, or 27.8%, increase in revenue for our Drilling Technologies product line due to higher sales volumes of both consumable products and capital equipment driven by increased market activity. Revenue for our Downhole Technologies product line increased by $5.9 million, or 9.3%, primarily due to higher sales volumes of artificial lift products in 2023 compared to 2022. Revenue for our Subsea Technologies product line decreased by $18.7 million, or 31.4%, from lower project revenue recognized from ROVs and cable management systems, partially offset by an increase in part sales.
Completions segment — Revenue was $208.2 million for the nine months ended September 30, 2023, an increase of $17.4 million, or 9.1%, compared to the nine months ended September 30, 2022. This change includes a revenue increase of $15.1 million, or 13.6%, for our Stimulation & Intervention product line primarily due to higher demand of radiators and wireline cable, partially offset by lower sales volumes in power ends and high-pressure hoses.
Production segment — Revenue was $108.9 million for the nine months ended September 30, 2023, an increase of $13.3 million, or 13.9%, compared to the nine months ended September 30, 2022. The increase was driven by a $9.2 million, or 18.4%, increase in project revenue recognized from our process oil treatment equipment within our Production Equipment product line, and a $4.1 million, or 9.0%, increase in sales of our valve products.
Segment operating income (loss) and segment operating margin percentage
Segment operating income for the nine months ended September 30, 2023 was $19.1 million, a $12.0 million increase compared to an income of $7.0 million for the nine months ended September 30, 2022. For the nine months ended September 30, 2023, segment operating margin percentage was 3.4% compared to 1.4% for the nine months ended September 30, 2022. Segment operating margin percentage is calculated by dividing segment operating income (loss) by revenue for the period. The change in operating income (loss) for each segment is explained as follows:
Drilling & Downhole segment — Segment operating income was $25.2 million, or 10.5%, for the nine months ended September 30, 2023 compared to operating income of $24.0 million, or 10.7%, for the nine months ended September 30, 2022. The $1.2 million increase in segment operating results is primarily attributable to higher gross profit from the 6.8% increase in segment revenues and favorable product mix. These gains were partially offset by lower project revenue in Subsea Technologies product line.
Completions segment — Segment operating income was $9.9 million, or 4.8%, for the nine months ended September 30, 2023 compared to segment operating income of $8.8 million, or 4.6%, for the nine months ended September 30, 2022. The $1.1 million increase in segment operating results was primarily due to higher gross profit from the 9.1% increase in revenues and favorable product mix, partially offset by higher freight costs.
Production segment — Segment operating income was $4.5 million, or 4.2%, for the nine months ended September 30, 2023 compared to a loss of $1.2 million, or 1.3%, for the nine months ended September 30, 2022. The $5.8 million increase in segment operating results was driven by the 13.9% increase in revenues and increased operating leverage.
Corporate — Selling, general and administrative expenses for Corporate were $20.5 million for the nine months ended September 30, 2023 compared to $24.5 million for the nine months ended September 30, 2022. This decrease was primarily related to a charge recognized in the nine months ended September 30, 2022 related to a modification of long-term incentive awards associated with executive leadership transition and lower variable compensation costs. Corporate costs include, among other items, payroll related costs for management, administration, finance, legal, and human resources personnel; professional fees for legal, accounting and related services; and marketing costs.

Other items not included in segment operating income (loss)
Gain (loss) on the disposal of assets and other is not included in segment operating income (loss), but is included in total operating income (loss).
Other income and expense
Other income and expense includes interest expense and foreign exchange gains (losses) and other. We incurred $13.7 million of interest expense during the nine months ended September 30, 2023, a decrease of $9.9 million compared to the nine months ended September 30, 2022, due to the decline in the balance of our 2025 Notes upon conversion of $122.8 million aggregate principal amount of our 2025 Notes to common stock in January 2023. See Note 6 Debt for further details related to the 2025 Notes and Credit Facility.
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
Taxes
We recorded tax expense of $6.2 million and $4.9 million for the nine months ended September 30, 2023 and 2022, respectively. The estimated annual effective tax rates for the nine months ended September 30, 2023 and 2022 were impacted by losses in jurisdictions where the recording of a tax benefit is not available. Furthermore, the tax expense or benefit recorded can vary from period to period depending on the Company’s relative mix of earnings and losses by jurisdiction.
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
As of September 30, 2023, we had $134.2 million principal amount of 2025 Notes outstanding and no borrowings outstanding under our revolving Credit Facility. The 2025 Notes mature in August 2025 and, subject to certain exceptions, the Credit Facility matures in September 2026. See Note 6 Debt for further details related to the terms for our 2025 Notes and Credit Facility.
As of September 30, 2023, we had cash and cash equivalents of $37.2 million and $154.8 million of availability under the Credit Facility. We anticipate that our future working capital requirements for our operations will fluctuate directionally with revenues. Furthermore, availability under the Credit Facility will fluctuate directionally based on the level of our eligible accounts receivable and inventory subject to applicable sublimits. In addition, we continue to expect total 2023 capital expenditures to be less than $10.0 million, consisting of, among other items, replacing end of life machinery and equipment.
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
In November 2021, our board of directors approved a program for the repurchase of outstanding shares of our common stock with an aggregate purchase amount of up to $10.0 million. Shares may be repurchased under the program from time to time, in amounts and at prices that the company deems appropriate, subject to market and business conditions, applicable legal requirements and other considerations. During the first nine months of 2023, we repurchased approximately 139 thousand shares of our common stock for aggregate consideration of approximately $3.5 million with remaining authorization under this program of $2.4 million.

Our cash flows for the nine months ended September 30, 2023 and 2022 are presented below (in millions):

	Nine Months Ended September 30,
	2023	2022
Net cash used in operating activities	$(3.1)	$(32.1)
Net cash used in investing activities	(4.2)	(2.6)
Net cash provided by (used in) financing activities	(6.9)	9.2
Effect of exchange rate changes on cash	0.3	(1.6)
Net decrease in cash, cash equivalents and restricted cash	$(13.9)	$(27.1)
Net cash used in operating activities
Net cash used in operating activities was $3.1 million for the nine months ended September 30, 2023 compared to $32.1 million for the nine months ended September 30, 2022. This improvement in operating cash flow usage is primarily attributable to net decrease in cash used for working capital, mainly accounts receivable, which used cash of $36.8 million for the nine months ended September 30, 2023 compared to used cash of $85.6 million for the nine months ended September 30, 2022.
Net cash used in investing activities
Net cash used in investing activities was $4.2 million for the nine months ended September 30, 2023, including $5.5 million of capital expenditures, partially offset by $1.3 million of proceeds from the sale of property and equipment. Net cash used in investing activities was $2.6 million for the nine months ended September 30, 2022, including $4.8 million of capital expenditures, partially offset by $2.7 million of proceeds from the sale of property and equipment.
Net cash provided by (used in) financing activities
Net cash used in financing activities was $6.9 million for the nine months ended September 30, 2023 compared to $9.2 million of cash provided by financing activities for the nine months ended September 30, 2022, respectively. The change in net cash used in financing activities primarily resulted from $6.0 million of repurchases of common stock under our share repurchase program and long-term incentive awards during the nine months ended September 30, 2023 compared to a net $10.7 million of borrowings on the revolving Credit Facility during the nine months ended September 30, 2022.
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
Summarized financial information for the year-to-date interim period and the most recent annual period was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Summarized Statements of Operations	2023	2022	2023	2022
Revenue	$133,202	$145,028	$424,210	$398,412
Cost of sales	100,361	108,175	324,421	299,714
Operating income	6,034	19,013	14,910	39,096
Net income (loss)	7,969	16,477	(2,096)	16,542

	September 30, 2023	December 31, 2022
Summarized Balance Sheet
Current assets	$393,783	$378,812
Non-current assets	258,480	279,389

Current liabilities	$157,492	$175,155
Payables to non-guarantor subsidiaries	174,264	132,839
Non-current liabilities	179,358	293,150
Critical accounting policies and estimates
There have been no material changes in our critical accounting policies and procedures during the nine months ended September 30, 2023. For a detailed discussion of our critical accounting policies and estimates, refer to our 2022 Annual Report on Form 10-K. For recent accounting pronouncements, refer to Note 2 Recent Accounting Pronouncements.
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
Our management, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b) as of September 30, 2023. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2023.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
Information related to Item 1. Legal Proceedings is included in Note 10 Commitments and Contingencies, which is incorporated herein by reference.
Item 1A. Risk Factors
For additional information about our risk factors, see “Risk Factors” in Item 1A of our 2022 Annual Report on Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
In November 2021, our board of directors approved a program for the repurchase of outstanding shares of our common stock with an aggregate purchase amount of up to $10.0 million. Shares may be repurchased under the program from time to time, in amounts and at prices that the Company deems appropriate, subject to market and business conditions, applicable legal requirements and other considerations. The program may be executed using open market purchases pursuant to Rule 10b-18 under the Exchange Act, in privately negotiated agreements, or by way of issuer tender offers, Rule 10b5-1 plans or other transactions. From the inception of the program through September 30, 2023, we have repurchased approximately 298 thousand shares of our common stock for aggregate consideration of approximately $7.6 million. Remaining authorization under this program is $2.4 million.
No shares were purchased during the three months ended September 30, 2023.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None

Item 6. Exhibits

Exhibit
Number		DESCRIPTION

10.1**	—	Form of Cash Award (Employees)

22.1*	—	Subsidiary guarantors of the Company's Convertible Secured Notes due 2025.

31.1**	—	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	—	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	—	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	—	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	—	Inline XBRL Instance Document

101.SCH**	—	Inline XBRL Taxonomy Extension Schema Document.

101.CAL**	—	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB**	—	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE**	—	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF**	—	Inline XBRL Taxonomy Extension Definition Linkbase Document.

104**	—	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*Previously filed.
**Filed herewith.
#Identifies management contracts and compensatory plans or arrangements.

SIGNATURES
As required by Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has authorized this report to be signed on its behalf by the undersigned authorized individuals.

FORUM ENERGY TECHNOLOGIES, INC.
Date:	November 3, 2023	By:	/s/ D. Lyle Williams, Jr.
D. Lyle Williams, Jr.
Executive Vice President and Chief Financial Officer
(As Duly Authorized Officer and Principal Financial Officer)

		By:	/s/ Katherine C. Keller
Katherine C. Keller
Vice President and Principal Accounting Officer
(As Duly Authorized Officer and Principal Accounting Officer)