Form 10-K
period 2023-12-31
FORUM ENERGY TECHNOLOGIES, INC.
filed 2024-03-05
CIK 1401257

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________
Form 10-K
___________________________________

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2023
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________

Commission File Number 001-35504

FORUM ENERGY TECHNOLOGIES, INC.
(Exact name of registrant as specified in its charter)

Delaware	61-1488595
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10344 Sam Houston Park Drive	Suite 300	Houston	Texas	77064
(Address of Principal Executive Offices)				(Zip Code)
Registrant’s telephone number, including area code: (713) 351-7900

Securities registered pursuant to Section 12(b) of the Act:

(Title of Each Class)	(Trading Symbol)	(Name of Each Exchange on Which Registered)
Common stock, $0.01 par value	FET	New York Stock Exchange
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of Common Stock held by non-affiliates on June 30, 2023, determined using the per share closing price on the New York Stock Exchange Composite tape of $25.59 on June 30, 2023, was approximately $245.6 million. For this purpose, our executive officers and directors are considered affiliates.
As of February 29, 2024, there were 12,283,670 common shares outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of our Proxy Statement for the 2024 Annual Meeting of Stockholders are incorporated by reference into Part III of this report.

Forum Energy Technologies, Inc.

PART I
Item 1. Business
Forum Energy Technologies, Inc., a Delaware corporation (the “Company,” “FET,” “we,” “our” or “us”), is a global manufacturing company serving the oil, natural gas, industrial and renewable energy industries. Our common shares are listed on the New York Stock Exchange (“NYSE”) under the symbol “FET.” Our principal executive offices are located at 10344 Sam Houston Park Drive, Houston, Texas 77064, our telephone number is (713) 351-7900, and our website is www.f-e-t.com. Our Annual Reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and all amendments thereto, are available free of charge in the “Investors” section of our website as soon as reasonably practicable after such reports are electronically filed with or furnished to the Securities and Exchange Commission (“SEC”). These reports are also available on the SEC’s website at www.sec.gov. Information contained on or accessible from our website is not incorporated by reference into this Annual Report on Form 10-K and should not be considered part of this report or any other filing that we make with the SEC.
Overview
We are a global manufacturing company serving the oil, natural gas, industrial and renewable energy industries. With headquarters in Houston, Texas, FET provides value added solutions aimed at improving the safety, efficiency, and environmental impact of our customers’ operations. Our highly engineered products include capital equipment and consumable products. FET’s customers include oil and natural gas operators, land and offshore drilling contractors, oilfield service companies, pipeline and refinery operators, and renewable energy and new energy companies. Consumable products are used by our customers in drilling, well construction and completion activities and at processing centers and refineries. Our capital products are directed at drilling rig equipment for constructing new or upgrading existing rigs, subsea construction and development projects, pressure pumping equipment, the placement of production equipment on new producing wells, downstream capital projects and capital equipment for renewable energy projects. In 2023, over 60% of our revenue was derived from consumable products and activity-based equipment, while the balance was primarily derived from capital products with a small amount from rental and other services.
We expect that the world’s long-term energy demand will continue to rise for many decades. We also expect hydrocarbons will continue to play a vital role in meeting the world’s long-term energy needs while renewable energy sources develop to scale. As such, we remain focused on serving our customers in both oil and natural gas as well as renewable energy applications. We are continuing to develop products to help oil and gas operators lower expenses, increase production, and reduce their emissions while also deploying our technologies in renewable energy applications.
Our reporting segments align with business activity drivers and the manner in which management reviews and evaluates operating performance. FET operates in the following three reporting segments: Drilling & Downhole, Completions, and Production. We believe that the reporting segment structure is aligned with the key phases of the well cycle and provides operating efficiencies.
We incorporate by reference the segment and geographic information for the last two years set forth in Note 17 Business Segments, and the information with respect to our acquisition (the “Variperm Acquisition”) of Variperm Holdings Ltd. (“Variperm”) set forth in Note 4 Acquisition.
DRILLING AND DOWNHOLE SEGMENT
Our Drilling & Downhole segment designs, manufactures and supplies products and solutions to the drilling, artificial lift and subsea markets, including applications in oil and natural gas, renewable energy, defense and communications. The products and solutions consist primarily of (i) capital equipment and consumable products used in the drilling process; (ii) products designed to safeguard artificial lift equipment and cables, and well construction casing and cementing equipment; and (iii) subsea remotely operated vehicles (“ROVs”) and trenchers, submarine rescue vehicles, specialty components and tooling, and technical services.
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
Subsea Technologies. We design and manufacture capital equipment and specialty components used in the subsea sector and provide a broad suite of complementary technical services. We have a core focus on the design and manufacture of ROV systems, other specialty subsea vehicles, and rescue submarines, as well as critical components of these vehicles. Many of our related technical services complement our vehicle offerings.
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
COMPLETIONS SEGMENT
Our Completions segment designs, manufactures and supplies products and solutions to the coiled tubing, well stimulation and intervention markets. The products and solutions consist primarily of: (i) capital and consumable products sold to the pressure pumping market, including hydraulic fracturing pumps, cooling systems, high-pressure flexible hoses and flow iron, as well as wireline cable and pressure control equipment used in the well completion and intervention service markets; and (ii) coiled tubing strings and coiled line pipe and related services.
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
We also manufacture pressure control products that are used for well intervention operations and sold domestically and internationally to oilfield service companies and equipment rental companies. Products we supply include blowout preventers for coiled tubing and wireline units and our Hydraulic Latch Assembly, which is used to facilitate efficient zipper fracturing operations. We also manufacture electro-mechanical wireline cables as well as innovative EnviroLite branded (greaseless) cables. We also conduct aftermarket refurbishment and recertification services for pressure control equipment.
Our primary customers in the Stimulation and Intervention product line are pressure pumping, wireline and flowback service companies. In addition, we sell directly to pressure pumping original equipment manufacturers.
Coiled Tubing. We manufacture Global Tubing® branded coiled tubing strings, including DURACOIL (quench and temper), and coiled line pipe, and provide related services. Coiled tubing strings are consumable components utilized to perform well completion and intervention activities. Our coiled line pipe offering serves as an alternative to conventional line pipe and flexible composite alternatives in onshore and offshore applications. In addition, our coiled line pipe offering can be utilized to transport carbon for injection into underground storage.
The product line’s primary customers are domestic and international service companies that provide coiled tubing services and oil and gas operators.
PRODUCTION SEGMENT
Our Production segment designs, manufactures and supplies products and solutions for the production and infrastructure markets. The products and solutions consist primarily of: (i) engineered process systems, production equipment, as well as specialty separation equipment; and (ii) a wide range of industrial valves focused on oil and natural gas as well as power generation, renewable energy and other general industrial applications.
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
Business history
FET was incorporated in 2005 and formed through a series of acquisitions. In August 2010, Forum Oilfield Technologies, Inc. was renamed Forum Energy Technologies, Inc., when four other companies were merged into FET. On April 17, 2012, we completed our initial public offering.

Backlog
As we provide a mix of consumable products, capital goods, and repair parts and services, the majority of orders and commitments included in our backlog as of December 31, 2023 are scheduled to be delivered within six months. Our backlog was approximately $241.6 million at December 31, 2023 and approximately $264.8 million at December 31, 2022. Substantially all of the projects currently in our backlog are subject to change and our customers may seek to terminate these orders. However, customers are generally required to pay us for work performed as well as other costs and fees as a result of such changes or termination. It is difficult to predict how much of our current backlog may be delayed or terminated, or subject to changes, as well as our ability to collect termination or change fees.
Our consumable and repair products are predominantly off-the-shelf items requiring short lead-times, generally less than six months, and our related refurbishment or other services are also not contracted with significant lead time. The composition of our backlog is reflective of our mix of capital equipment, consumable products, aftermarket and other related items. Our bookings, which consist of written orders or commitments for our products or related services, during the years ended December 31, 2023 and 2022 were approximately $724.3 million and $780.7 million, respectively.
Customers
No customer represented more than 10% of consolidated revenue in any of the last two years.
Seasonality
Our business is not significantly impacted by seasonality. However, our customers are susceptible to exhausting their capital and operating budgets in the fourth quarter. As a result, we may experience decreased demand for our products in the fourth quarter. In addition, given the geographic proximity of a number of our facilities to the Gulf Coast, we are subject to business interruptions caused by hurricanes and tropical storms. Furthermore, a portion of the revenue we generate from Canadian operations often benefits from higher first quarter activity levels, as operators take advantage of the winter freeze to gain access to remote drilling and production areas; however, these Canadian operations are also subject to decreased activity levels in the second quarter due to the winter thaw.
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
Timely receipt of raw materials is critical to our business. In 2022, raw material prices for many of our product lines were negatively impacted by inflationary pressures. During 2023, inflationary pressures began to improve, but the timing of any further reduction in inflation is unknown, and it is unclear whether we will be able to continue purchasing raw materials on a timely basis or at acceptable prices in the future. We generally try to purchase raw materials from multiple suppliers so that we are not dependent on any one supplier, but this is not always possible.
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
Hydraulic fracturing
A significant percentage of our customers’ oil and natural gas production is being developed from unconventional sources, such as hydrocarbon shales. These formations require hydraulic fracturing completion processes to release the oil or natural gas from the rock so that it can flow through the formations. Hydraulic fracturing involves the injection of water, sand and chemicals under pressure into the formation to stimulate production. A number of federal agencies, including the EPA and the U.S. Department of Energy, are analyzing, or have been requested to review, a variety of environmental issues associated with shale development, including hydraulic fracturing. Moreover, various political groups and officials are requesting or have discussed implementing a ban on hydraulic fracturing, or oil and gas extraction generally, on federal lands. For more information, please see “Risk Factors-Potential legislation or regulations restricting the use of hydraulic fracturing could reduce demand for our products.”
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
Employees
As of December 31, 2023, we had approximately 1,600 employees. Of our total employees, approximately 1,100 were in the U.S., 200 were in the United Kingdom, 100 were in Germany, 100 were in Canada and 100 were in other locations. We are not a party to any collective bargaining agreements, other than in our Hamburg, Germany facility. We consider our relations with our employees to be satisfactory.

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
•Our information technology systems infrastructure could be subject to disruption, compromise or failure and our data protection measures may be insufficient to protect our information, including as a result of cyber incidents adversely impacting our business.
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
•The impact and effects of public health crises, pandemics and epidemics could have a material adverse effect on our business, financial condition and results of operations.
• Facility consolidations or expansions may subject us to risks of operating inefficiencies, construction delays and cost overruns.
• Our acquisitions and dispositions may not result in anticipated benefits and may present risks not originally contemplated.
• A natural disaster, catastrophe or other event could result in severe property damage, which could curtail our operations.
Risks Related to the Variperm Acquisition:
•We may not be able to integrate Variperm successfully or manage the combined business effectively, and the benefits of acquiring Variperm may not be realized or may not be realized within the expected time frame.
•Variperm may have liabilities that are not known, probable or estimable at this time.

•We will incur significant costs in connection with the Variperm Acquisition, which may be in excess of those anticipated.
•Failure to retain key employees and attract new talent to fill new roles created by the integration or vacant roles created by attrition could diminish the anticipated benefits of the Variperm Acquisition and otherwise harm our business.
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
•Climate change legislation or regulations restricting emissions of greenhouse gases (“GHGs”) and related divestment and other efforts could increase our operating costs or reduce demand for our products.

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
•Our debt agreements contain operating and financial restrictions that restrict our business and financing activities.
•Our variable rate indebtedness may subject us to interest rate risk, which could cause our debt service obligations to increase significantly.
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
•the occurrence or threat of epidemic or pandemic diseases and any government response to such occurrence or threat;
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
The oil and natural gas industry has historically experienced periodic reductions in the overall level of exploration and development activities in connection with declines in commodity prices. As a result, there are periodic reductions in the demand for our products and services, downward pressure on the prices that we charge and ultimately an adverse impact on our business. Although during 2022 and 2023, oil and gas prices and demand increased significantly from the historic lows seen in the first half of 2020, it is uncertain whether prices will maintain current levels, decline or increase. Furthermore, there can be no assurance that the demand or pricing for oil and natural gas will follow historic patterns, including as a result of increased availability of alternative energy sources. Declines in oil and natural gas prices, decreased levels of exploration, development, and production activity, use of alternative sources of energy, and the willingness of customers to invest in their equipment relative to historical norms may negatively affect:
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
Should our suppliers be unable to provide the necessary raw materials or finished products or otherwise fail to deliver such materials and products timely and in the quantities required, resulting delays in the provision of products or services to customers could have a material adverse effect on our business. For example, our Coiled Tubing product line was unable to source a sufficient amount of steel during the third and fourth quarters of 2021 to satisfy customer orders on a timely basis. In addition, because many of our products are manufactured out of steel, we are particularly susceptible to fluctuations in steel prices and tariffs. Our results of operations may be adversely affected by our inability to manage the rising costs and availability of raw materials and components used in our products. The availability and cost of raw materials and finished products may be impacted by macroeconomic demand, various national, regional, local, economic and political factors, supply chain disruptions and inflationary pressures.
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
Our information technology infrastructure could be subject to disruption, compromise or failure and our data protection measures may be insufficient to protect our information, including as a result of cyber incidents adversely impacting our business.
The efficient operation of our business is dependent on our information technology (“IT”) systems (“systems”). Accordingly, we rely upon the capacity, reliability and security of our IT hardware and software infrastructure, much of which are outsourced to third parties, including in “cloud”-based platforms. Furthermore, we continuously expand and update our IT infrastructure to ensure it is secured from outside threats. Despite our implementation of security measures, which we believe are reasonable to mitigate the risks of a cybersecurity threat, our systems, and those of the third parties we engage, are vulnerable to computer viruses, malware, incursions by intruders or hackers, cyber terrorists, failures in hardware or software, power fluctuations, natural disasters, and other similar disruptions. Geopolitical tensions or conflicts may further heighten the risk of cyber threats. In certain instances, our systems have failed to perform as anticipated, resulting in disruptions in operations and other adverse consequences. Should our systems, or those of the third parties we rely on, materially fail or be subject to disruption or compromise in the future, it may result in numerous other adverse consequences, including reduced effectiveness and efficiency of our operations, inappropriate disclosure or loss of confidential or sensitive information, increased overhead costs, and loss of intellectual property, which could lead to liability to third parties or otherwise and have a material adverse effect on our business and results of operations. While we carry cyber insurance, we cannot be certain that our coverage will be adequate for liabilities actually incurred, that insurance will continue to be available to us on economically reasonable terms, or at all, or that any insurer will not deny coverage as to any future claim. In addition, we may be required to incur significant costs to prevent or mitigate damage caused by these disruptions or security incidents in the future. Further, cyber incidents on a communications network could cause operational disruption resulting in loss of revenues.
In addition, laws and regulations governing data protection and the unauthorized disclosure of confidential information, including the European Union General Data Protection Regulation and laws enacted in certain U.S. jurisdictions, are evolving, can vary significantly by jurisdiction, and pose increasingly complex compliance challenges and may potentially elevate our compliance costs. Any failure by us to comply with these laws and regulations, including as a result of a cybersecurity or data protection incident, could result in a loss of sensitive information, regulatory inquiries, litigation, and significant penalties and liabilities for us. Additionally, if we acquire a company that has violated or is not in compliance with applicable data protection laws, we may incur significant liabilities and penalties.
In the past we have experienced, and in the future we may again experience, cybersecurity incidents. The preventive actions we take to reduce exposure to, and the risks associated with, cybersecurity incidents may be insufficient to prevent or mitigate the effects of material cybersecurity incidents in the future. Because the tools and methods used by threat actors to damage or obtain unauthorized access to networks, systems, and data change frequently, and are often not known until used against a target, we may be unable to anticipate these tools or methods or implement adequate preventative measures. It is impossible to eliminate all cybersecurity threats and exposure to cybersecurity incidents, and thus our networks and systems, as well as those of our service providers, suppliers, customers and other third parties, remain potentially vulnerable to known or unknown threats. In the event of a cybersecurity incident, we may be required to expend additional resources in order to enhance our cybersecurity measures and to investigate and remediate any vulnerabilities, which would increase our cybersecurity costs. We also may incur large expenditures to recover data, to repair or replace networks or information systems or to protect against similar future events.

Our success depends on our ability to implement new technologies and services more efficiently and quickly than our competitors.
Our success depends on our ability to develop and implement new product designs and improvements that meet our customers’ needs in a manner equal to or more effective than those offered by our competitors. If we are not able to continue to provide new and innovative services and technologies in a manner that allows us to meet evolving industry requirements, including the focus on renewable energy opportunities, at prices acceptable to our customers, our financial results would be negatively affected. In addition, some of our competitors are large national and multinational companies that we believe are able to devote greater financial, technical, manufacturing and marketing resources to research and develop more or better systems, services and technologies than we are able to do. Moreover, as a result of the currently depressed levels of customer activity, we may be unable to allocate sufficient amounts of capital to research and new product development activities, which may limit our ability to compete in the market and generate revenue.
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
If we fail to comply with safety regulations or maintain an acceptable level of safety at our facilities, we may incur fines, penalties or other liabilities, or we may be held criminally liable. In addition, a portion of our workforce is made up of newer employees who are less experienced and therefore more prone to injury. As a result, new employees require ongoing training and a higher degree of oversight. We incur additional costs to encourage training and ensure proper oversight of these shorter service employees. Moreover, we incur costs in connection with equipment upgrades, or other costs to facilitate our compliance with safety regulations. Failure to maintain safe operations or achieve certain safety performance metrics could disqualify us from doing business with certain customers, particularly major oil companies.
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
The impact and effects of public health crises, pandemics and epidemics could have a material adverse effect on our business, financial condition and results of operations.
Public health crises, pandemics and epidemics and fear of such events have adversely impacted and may continue to adversely impact our operations, the operations of our customers and the global economy, including the worldwide demand for oil and natural gas and the level of demand for our products and services. Other effects of such public health crises, pandemics and epidemics have included and may continue to include significant volatility and disruption of the global financial markets; continued volatility of oil and natural gas prices and related uncertainties around OPEC+ production; disruption of our operations; impact to costs; loss of workers; labor shortages; operational and supply chain disruptions; material or equipment shortages; logistics constraints; customer demand for our products and services and industry demand generally; capital spending by oil and natural gas companies; our liquidity; the price of our securities and trading markets with respect thereto; our ability to access capital markets; asset impairments and other accounting changes; certain of our customers experiencing bankruptcy or otherwise becoming unable to pay vendors, including us; and employee impacts from illness, travel restrictions, including border closures and other community response measures. Such public health crises, pandemics and epidemics are continuously evolving and the extent to which our business operations and financial results continue to be affected depends on various factors beyond our control.
Facility consolidations or expansions may subject us to risks of operating inefficiencies, construction delays and cost overruns.
We may consolidate facilities to achieve operating efficiencies and reduce costs. These facility consolidations may be delayed and cause us to incur increased costs, product or service delivery delays, decreased responsiveness to customer needs, liabilities under terms and conditions of sale or other operational inefficiencies, or may not provide the benefits we anticipate. We may lose key personnel and operational knowledge that might lead to quality issues, delays in production or other competitive disadvantages.
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
Risks Related to the Variperm Acquisition:
We may not be able to integrate Variperm successfully or manage the combined business effectively, and the benefits of acquiring Variperm may not be realized or may not be realized within the expected time frame.
We consummated the Variperm Acquisition with the expectation that it would result in various benefits. Achieving the anticipated benefits of the Variperm Acquisition is subject to a number of uncertainties, including whether the businesses of FET and Variperm can be integrated in an efficient and effective manner. We will be required to devote significant management attention and resources to integrating Variperm’s operations into our operations. Delays or unexpected difficulties in the integration process may cause the anticipated benefits of the Variperm Acquisition to not be fully realized or to take longer to realize than expected. Issues that must be addressed in integrating Variperm’s operations include, among other things:
•conforming standards, controls, procedures and policies, business cultures and compensation structures;
•integrating supply chain, procurement, corporate, accounting, information technology, communications, administration and other systems;
•consolidating sales and marketing operations;
•retaining existing customers and attracting new customers;
•retaining key employees and attracting new talent to fill new roles created by the integration or vacant roles created by attrition;
•identifying and eliminating redundant and underperforming operations and assets;
•minimizing the diversion of management’s attention from ongoing business concerns;
•operating the combined business in markets and geographies in which we do not currently operate; and

•managing tax costs or inefficiencies associated with integrating Variperm’s and FET’s operations.
Failure to achieve the anticipated benefits of the Variperm Acquisition could adversely affect our future business, financial condition, results of operations and prospects.
Even if we are able to integrate Variperm’s operations successfully, this integration may not result in the realization of the full benefits we expect or the achievement of these benefits within a reasonable period of time. In addition, we may have not discovered during the due diligence process prior to closing all known and unknown factors regarding Variperm that could produce unintended and unexpected consequences for us. Undiscovered factors could result in us incurring financial liabilities, which could be material, and could result in us not achieving the expected benefits from the Variperm Acquisition within our desired time frames, or at all.
Variperm may have liabilities that are not known, probable or estimable at this time.
As a result of the Variperm Acquisition, Variperm has become our wholly-owned subsidiary, and we effectively assume all of Variperm’s liabilities, whether or not currently known. There may be claims, assessments or liabilities that we did not discover or identify in the course of performing due diligence investigations of Variperm.
In addition, there may be liabilities that are neither probable nor estimable at this time which may become probable and estimable in the future. Any such liabilities, individually or in the aggregate, could have a material adverse effect on our business. We may uncover additional information about Variperm that adversely affects us, such as unknown, unasserted or contingent liabilities and issues relating to compliance with applicable laws.
We will incur significant costs in connection with the Variperm Acquisition, which may be in excess of those anticipated.
We have incurred and expect to continue to incur a number of non-recurring costs associated with negotiating and completing the Variperm Acquisition and combining the operations of FET and Variperm. These fees and costs have been, and will continue to be, substantial. A significant portion of such expenses consist of transaction costs related to the Variperm Acquisition and include, among others, fees and expenses of professional advisors, including legal and accounting advisors, and financing costs. We will also incur fees and costs related to the integration of FET and Variperm, which could include severance costs and capital expenditures.
Moreover, we may incur additional unanticipated expenses in connection with the integration. Although we expect the elimination of duplicative costs and the realization of other efficiencies related to the integration of Variperm into FET’s operations to offset integration-related costs over time, this net benefit may not be achieved in the near term, or at all. We cannot assure you that we will successfully integrate the Variperm business.
The costs described above, as well as other unanticipated costs and expenses, could have a material adverse effect on the financial condition and operating results of the combined company following the completion of the Variperm Acquisition.
Failure to retain key employees and attract new talent to fill new roles created by the integration or vacant roles created by attrition could diminish the anticipated benefits of the Variperm Acquisition and otherwise harm our business.
The success of our business, including the Variperm Acquisition, will depend in part upon the retention of key employees critical to the Variperm business. Current employees may experience uncertainty about their future roles until clear strategies are announced or executed.
Some Variperm employees may choose not to remain with the combined company. If we are unable to retain personnel that are critical to our operations and the integration of FET and Variperm, or if we are unable to attract talent to fill new roles created by the integration or vacant roles created by attrition, we could experience disrupted operations, including loss of customers, key information, expertise and know how, or unanticipated hiring and training costs. In addition, the loss of key personnel could diminish the benefits of the Variperm Acquisition actually achieved by us.
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
The U.S. government imposed global tariffs on certain imported steel and aluminum products pursuant to Section 232 of the Trade Expansion Act of 1962, as well as tariffs on imports of various Chinese product (including steel) pursuant to Section 301 of the Trade Act of 1974. In response, China and other countries have imposed retaliatory tariffs on a wide range of U.S. products, including those containing steel and aluminum. In 2019, the U.S. government entered into tariff agreements with Mexico and Canada to remove Section 232 tariffs, and, in 2021 and 2022, the U.S. government entered into tariff agreements with the European Union, Japan, and the United Kingdom to ease Section 232 tariffs on the close allies and trade partners, but Section 232 tariffs still remain in effect with respect to the other nations. In addition, the U.S. government issued a final determination pursuant to an anti-dumping duty order on certain hot-rolled steel products from Japan, in which it found imports of the subject merchandise were sold in the United States at prices below normal value during the October 2019 to September 2020 time period. As a result, the U.S. government assessed a dumping margin of 24.07% for imports from Japan of the subject steel products. Further, the U.S. government conducted a sunset review on its existing anti-dumping duty on certain hot-rolled steel products from Australia, Brazil, Japan, the Republic of Korea, the Netherlands, the Republic of Turkey, and the United Kingdom that was issued in 2016, and determined to continue the anti-dumping duty order on all subject steel products except for those from Brazil. Our efforts to mitigate the impact of tariffs on raw materials through the diversification of our supply chain, exemption requests and other measures may not be sufficiently successful. Furthermore, a prolonged imposition of tariffs on our goods could have a significant adverse effect on our results of operations.
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
One of our subsidiaries has been and continues to be named as a defendant in asbestos related product liability actions. The actual amounts expended on asbestos-related claims in any year may be impacted by the number of claims filed, the nature of the allegations asserted in the claims, the jurisdictions in which claims are filed, and the number of settlements. As of December 31, 2023, our subsidiary has a net liability of $0.3 million for the estimated indemnity cost associated with the resolution of its current open claims and future claims anticipated to be filed during the next five years.
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
Climate change legislation or regulations restricting emissions of GHGs and related divestment and other efforts could increase our operating costs or reduce demand for our products.
Environmental advocacy groups and regulatory agencies in the U.S. and other countries have focused considerable attention on the emissions of carbon dioxide, methane and other GHGs and their potential role in climate change. In response to scientific studies suggesting that emissions of GHGs, including carbon dioxide and methane, are contributing to the warming of the Earth’s atmosphere and other climatic conditions, the U.S. Congress has considered adopting comprehensive legislation to reduce emissions of GHGs, and approximately half of the states have already taken legal measures to reduce emissions of GHGs, primarily through measures to promote the use of renewable energy and/or regional GHG cap-and-trade programs. The EPA has attempted to regulate GHG emissions under the federal Clean Air Act:
•In December 2009, the EPA determined that emissions of carbon dioxide, methane and certain other GHGs endanger public health and the environment because emissions of such gases are, according to the EPA, contributing to warming of the Earth’s atmosphere and other climatic changes. In October 2015, the EPA finalized the Clean Power Plan (“CPP”), which tried to impose additional obligations on the power generation sector to reduce GHG emissions. In August 2019, the EPA finalized the repeal of the 2015 regulations and replaced them with the Affordable Clean Energy rule (“ACE”), which designates heat rate improvement, or efficiency improvement, as the best system of emissions reduction for carbon dioxide from existing coal-fired electric utility generating units. In 2021, the U.S. Court of Appeals for the District of Columbia struck down the ACE rule but did not reinstate the former CPP regulation. In June 2022, the CPP was struck down by the United States Supreme Court, which held that Congress did not grant EPA the authority to devise emissions caps based on the generation-shifting approach the EPA took in the CPP. In May 2023, the EPA proposed to vacate the ACE rule and establish control methods to reduce the GHG emissions of power generation sector through control methods that include carbon capture and storage, low-GHG hydrogen co-firing and natural gas co-firing.
•In August 2020, the EPA rescinded methane and volatile organic compound emissions standards for new and modified oil and gas transmission and storage infrastructure previously promulgated in 2016, as well as methane limits for new and modified oil and gas production and processing equipment. The EPA also relaxed requirements for oil and gas operators to monitor emissions leaks. However, in November 2021, the EPA proposed new source performance standards (“NSPS”) updates and emission guidelines to reduce methane and other pollutants from the oil and gas industry. In December 2022, the EPA issued a supplemental proposal to update, strengthen, and expand the November 2021 NSPS updates and further reduce methane and other pollutants from the oil and gas industry. The final rule was issued in December 2023. The EPA has also adopted rules requiring the reporting of GHG emissions from specified large GHG emission sources in the U.S., including oil and natural gas systems. In July 2023, the EPA proposed to add reporting that would capture “other large release events” such as abnormal methane emission events that are not fully accounted for using existing methods.
The White House has also taken actions targeting emissions of GHGs. In August 2022, President Biden signed into law the Inflation Reduction Act, which contains tax inducements and other provisions that incentivize investment, development, and deployment of alternative energy sources and technologies, which could increase operating costs within the oil and gas industry and accelerate the transition away from fossil fuels.

Efforts have also been made and continue to be made in the international community toward the adoption of international treaties or protocols that would address global climate change issues. Although the U.S. had withdrawn from the Paris Agreement in November 2020, the Biden Administration officially reentered the U.S. into the agreement in February 2021. Under the Paris Agreement, the Biden Administration has committed the United States to reducing its GHG emissions by 50 - 52% from 2005 levels by 2030. In November 2021, the U.S. and other countries entered into the Glasgow Climate Pact, which includes a range of measures designed to address climate change, including but not limited to the phase-out of fossil fuel subsidies, reducing methane emissions 30% by 2030, and cooperating toward the advancement of the development of clean energy.
The adoption of additional legislation or regulatory programs to reduce emissions of GHGs could require us to incur increased operating costs to comply with new emissions-reduction or reporting requirements. Any such legislation or regulatory programs could also increase the cost of consuming, and thereby reduce demand for, hydrocarbons that certain of our customers produce and reduce revenues by other of our customers who provide services to those exploration and production customers. Consequently, legislation and regulatory programs to reduce emissions of GHGs could have a material adverse effect on our business, financial condition and results of operations.
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
Additionally, members of the investment community have begun to screen companies such as ours for sustainability performance before investing in our stock. If we are unable to establish adequate sustainability practices, we may lose customers, our stock price may be negatively impacted, our reputation may be negatively affected, and it may be more difficult for us to compete effectively. Our efforts to improve our sustainability practices in response to these pressures may increase our costs, and we may be forced to implement technologies that are not economically viable in order to improve our sustainability performance and to perform services for certain customers. Finally, some scientists have concluded that increasing concentrations of GHGs in the Earth’s atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of storms, droughts, and floods and other climatic events.
Finally, increasing attention to the risks of climate change has resulted in an increased possibility of lawsuits or investigations brought by public and private entities against oil and natural gas companies in connection with their GHG emissions. Should we be targeted by any such litigation or investigations, we may incur liability, which, to the extent that societal pressures or political or other factors are involved, could be imposed without regard to the causation of or contribution to the asserted damage, or to other mitigating factors.
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
We rely on a large number of agents in non-U.S. countries that have been identified as posing a high risk of corrupt activities and whose local laws and customs differ significantly from those in the U.S. In many countries, particularly in those with developing economies, it is common to engage in business practices that are prohibited by the regulations applicable to us. The FCPA and similar anti-corruption laws in other jurisdictions, including the UK Bribery Act 2010, (“anti-corruption laws”) prohibit corporations and individuals from engaging in certain activities to obtain or retain business or to influence a person working in an official capacity. We may be held responsible for violations by our employees, contractors and agents for violations of anti-corruption laws. We may also be held responsible for violations by an acquired company that occur prior to an acquisition, or subsequent to an acquisition but before we are able to institute our compliance procedures. In addition, our non-U.S. competitors that are not subject to the FCPA or similar anti-corruption laws may be able to secure business or other preferential treatment in such countries by means that such laws prohibit with respect to us. The UK Bribery Act 2010 is broader in scope than the FCPA, applies to public and private sector corruption, and contains no facilitating payments exception. A violation of any of these laws, even if prohibited by our policies, could have a material adverse effect on our business. Actual or alleged violations could damage our reputation, be expensive to defend, impair our ability to do business, and cause us to incur civil and criminal fines, penalties and sanctions.
Compliance with regulations relating to export controls, trade sanctions and embargoes administered by the countries in which we operate, including the U.S. Department of the Treasury’s Office of Foreign Assets Control and similar regulations in non-U.S. jurisdictions also pose a risk to us. We cannot provide products or services to certain countries, companies or individuals subject to U.S. and other countries’ trade sanctions. Furthermore, the laws and regulations concerning import activity, export record keeping and reporting, export controls and economic sanctions are complex and constantly changing. Any failure to comply with applicable legal and regulatory trading obligations could result in criminal and civil penalties and sanctions, such as fines, imprisonment, debarment from governmental contracts, seizure of shipments and loss of import and export privileges.
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
The market price of common stock of companies engaged in the oil and natural gas equipment manufacturing and services industry has been volatile. Likewise, the market price of our common stock has varied significantly in the past. For example, in 2023, the market price of our common stock reached a high of $33.84 per share on February 10, 2023, and a low of $19.31 per share on December 12, 2023. We expect our stock price to continue to remain volatile given the cyclical nature of our industry and our limited public float.
Our debt agreements contain operating and financial restrictions that restrict our business and financing activities.
Our debt agreements contain, and any future indebtedness we incur may contain, a number of restrictive covenants that will impose significant operating and financial restrictions on us, including restrictions on our ability to, among other things:
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
•create unrestricted subsidiaries; or

•execute our acquisition strategy.
Our senior secured asset-based lending facility (the “Credit Facility”) and our second lien seller term loan credit agreement we entered into to fund a portion of the purchase price of the Variperm Acquisition (the “Seller Term Loan”) also contain covenants, which, among other things, require us in certain circumstances, on a consolidated basis, to maintain specified financial ratios or conditions. As a result of these covenants, we are limited in the manner in which we conduct our business, and we may be unable to engage in favorable business activities or finance future operations or capital needs. Our ability to borrow under the Credit Facility and comply with some of the covenants, ratios or tests contained in our debt agreements may be affected by events beyond our control. If market or other economic conditions deteriorate, and there is a decrease in our accounts receivable and inventory, our ability to borrow under our Credit Facility will be reduced and our ability to comply with these covenants, ratios or tests may be impaired. A failure to comply with the covenants, ratios or tests would result in an event of default, which, if not cured or waived, would cause some or all of our indebtedness to become immediately due and payable and have a material adverse effect on our business, financial condition and results of operations.
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
Our variable rate indebtedness may subject us to interest rate risk, which could cause our debt service obligations to increase significantly.
Any borrowings under our Credit Facility would be at variable rates of interest and expose us to interest rate risk. If interest rates were to increase, our debt service obligations on such variable rate indebtedness would increase even though the amount borrowed remained the same, and our net income and cash flows, including cash available for servicing our indebtedness, would correspondingly decrease. Assuming all loans available under our amended Credit Facility upon closing of the Variperm Acquisition are fully drawn, each quarter point change in interest rates would result in an approximately $0.6 million change in annual interest expense on our indebtedness under our Credit Facility. In the future, we may enter into interest rate swaps that involve the exchange of floating for fixed rate interest payments in order to reduce interest rate volatility. However, we may not maintain interest rate swaps with respect to all of our variable rate indebtedness, and any swaps we enter into may not fully mitigate our interest rate risk.
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
Item 1B. Unresolved Staff Comments
None.

Item 1C. Cybersecurity
We maintain a cybersecurity program designed to protect our information, and that of our customers, suppliers and other third parties we engage with, against cybersecurity threats that may result in adverse effects on the confidentiality, integrity, and availability of our information systems.
Internal Cybersecurity Team and Governance
Board of Directors
Our board of directors has delegated the primary responsibility to oversee cybersecurity matters to the Audit Committee. The Audit Committee regularly reviews the measures implemented by the Company to identify and mitigate data protection and cybersecurity risks. As part of such reviews, the Audit Committee receives reports and presentations from members of our team responsible for overseeing the Company’s cybersecurity risk management, including senior members of our IT, Finance and Accounting, and Legal teams. We have protocols by which certain cybersecurity incidents are escalated within the Company and, where appropriate, reported to the Audit Committee.
Management
The executive management team, including our Chief Executive Officer, Chief Financial Officer and General Counsel, receives periodic reports from the IT Director regarding cybersecurity objectives and risk management measures being implemented by the Company and discusses these updates to identify and mitigate data protection and cybersecurity risks. The cybersecurity objectives established by the IT Director are based on industry best practices and are designed to further develop the security IT infrastructure.
Our IT Director has cybersecurity knowledge and skills gained from over 15 years of information technology experience at the Company and elsewhere. Under his supervision, the IT Department, with the advice of outside consultants, is responsible for developing, implementing, monitoring and maintaining cybersecurity and data protection practices across our business and reports directly to the Company’s Vice President of Operations. The IT Director receives regular reports on cybersecurity threats from the internal cybersecurity team and reviews risk management measures designed and implemented by the Company to identify and mitigate data protection and cybersecurity threats. Our IT Director works with the General Counsel and other members of the Legal Department to oversee compliance with legal, regulatory and contractual security requirements. The IT Director also periodically attends the Board’s Audit Committee meetings to report on developments impacting the IT Department and discuss annual cybersecurity goals and initiatives.

Internal Cybersecurity Team
Our internal cybersecurity team is responsible for the development, implementation, monitoring, and maintenance of the cybersecurity and data protection practices across the Company. Reporting to our IT Director are experienced personnel with training to assist with managing cybersecurity objectives and to implement related policies and tools. Our internal cybersecurity team includes a manager who is a Certified Information Systems Security Professional and Systems Security Certified Practitioner. Also, the internal cybersecurity team conducts periodic security awareness training for employees. In addition to our internal cybersecurity capabilities, we also regularly engage consultants to assist with assessing, identifying, and managing cybersecurity risks and optimize infrastructure.
Risk Management and Strategy
Assessing, identifying and managing cybersecurity risks are integral to our enterprise risk management activities. Our cybersecurity program leverages people, processes, and technology to timely identify and respond to cybersecurity threats. The Company has access control systems to limit physical and virtual access into our system to authorized users. In addition, we utilize services and software from third-party providers to monitor the Company’s network and obtain expeditious alerts of anomalous activity. The Company takes a risk-based approach to manage cybersecurity risks and reviews third-party reports to oversee and identify cybersecurity threats.
The Company maintains cybersecurity insurance to defray costs associated with an information security incident.
Security Policy and Requirements
The Company has information security policies to (i) protect information processed and stored by the Company in accordance with applicable laws; (ii) protect the Company’s information from current and emerging threats to computing systems and the energy industry in particular; and (iii) establish appropriate levels of protection for the Company’s information systems. The IT Department is responsible for designing and implementing information system controls, procedures and solutions to accomplish the Company’s cybersecurity and data protection objectives. The executive management team, including our Chief Executive Officer, Chief Financial Officer and General Counsel, is responsible for (i) approving and reviewing any changes to the policies; (ii) ensuring necessary resources; (iii) defining information that is considered strategically important; (iv) reviewing and approving information security objectives on annual basis; and (v) driving continued improvement and communicate importance of information security to the organization. All Company employees, contractors, managers and partners are responsible for (i) following applicable information security controls and (ii) reporting violations of controls or suspicious incidents to their business manager or directly to the IT Department. We are regularly audited by certain customers to assess the adequacy of our cybersecurity controls.
Incident Response
We have implemented a Cybersecurity Incident Response Plan that applies in the event of a cybersecurity threat or incident (the “IRP”) to provide a standardized framework for responding to cybersecurity incidents. The IRP sets out a coordinated approach to investigating, containing, documenting and mitigating incidents, including reporting findings and keeping senior management and other key stakeholders informed and involved as appropriate. In general, our incident response process follows the National Institute of Standards and Technology framework and focuses on four phases: preparation; detection and analysis; containment, eradication and recovery; and post-incident remediation. The IRP applies to all Company personnel, including third-party contractors, vendors and partners, that perform functions or services require access to secure Company information, and to all devices and network services that are owned or managed by the Company.
Material Cybersecurity Risks, Threats and Incidents
Due to evolving cybersecurity threats, it has and will continue to be difficult to prevent, detect, mitigate, and remediate cybersecurity incidents.
While we have not experienced any material cybersecurity threats or incidents, there can be no guarantee that we will not be the subject of future successful threats or incidents.
We also rely on information technology and third party vendors to support our operations, including our secure processing of personal, confidential, sensitive, proprietary and other types of information. Despite ongoing efforts to continuously improve our and our vendors’ ability to protect against cyber incidents, we may not be able to protect all information systems. Cybersecurity incidents may lead to reputational harm, revenue and client loss, legal actions, and statutory penalties, among other consequences. Additional information on cybersecurity risks we face are discussed in Item 1A “Risk Factors,” which should be read in conjunction with the foregoing information.

Item 2. Properties
The following table describes the significant facilities owned or leased by us as of December 31, 2023, for our Drilling & Downhole (“D&D”), Completions (“C”) and Production (“P”) segments:

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
Item 4. Mine Safety Disclosures
Not applicable.
Information About Our Executive Officers
The following table indicates the names, ages and positions of the executive officers of FET as of February 29, 2024:

Name	Age	Position
Neal A. Lux	48	President and Chief Executive Officer
D. Lyle Williams	54	Executive Vice President and Chief Financial Officer
John C. Ivascu	46	Executive Vice President, General Counsel, Chief Compliance Officer and Corporate Secretary
Michael D. Danford	61	Senior Vice President and Chief Human Resources Officer
Katherine C. Keller	40	Senior Vice President and Chief Accounting Officer
Mark Brookes	48	Senior Vice President – Operations
Steven Pounds	51	Senior Vice President – Operations
Neal A. Lux. Mr. Lux was appointed as President and Chief Executive Officer of FET and as a director on FET’s board of directors effective February 18, 2022. Mr. Lux previously served as the Company’s Executive Vice President and Chief Operating Officer from December 2020 to February 2022. From January 2009 to February 2022, Mr. Lux held various operations roles of increasing responsibility with the Company and its subsidiaries, including Executive Vice President - Operations; Senior Vice President - Completions; Managing Director - Global Tubing; and President, Global Tubing. He holds a B.S. in Industrial Engineering from Purdue University.
D. Lyle Williams, Jr. Mr. Williams has served as Executive Vice President and Chief Financial Officer since June 2020. Since January 2007, Mr. Williams has held various financial and operations roles, including Senior Vice President - Operations; Vice President - Corporate Development and Treasurer; Vice President - Operations Finance; Vice President - Finance and Accounting, Drilling and Subsea Segment; Senior Vice President - Downhole Technologies; Vice President - Subsea Products; and Vice President - Capital Equipment. Prior to joining FET, Mr. Williams held various operations positions with Cooper Cameron Corporation, including Director of Operations - Engineering Products. He holds a B.A. in Economics and English from Rice University and an M.B.A. from Harvard University Graduate School of Business Administration.
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
Michael D. Danford. Mr. Danford has served as Senior Vice President and Chief Human Resources Officer since June 2020. Prior to that, Mr. Danford served as Senior Vice President - Human Resources from February 2015 to June 2020; and Vice President - Human Resources from November 2007 to February 2015. Prior to joining FET, from August 2007 through November 2007, he worked at Trico Marine Services Inc., a privately held provider of subsea and marine support vessels and services to the oil and natural gas industry, as Vice President - Human Resources. From 1997 through July 2007, Mr. Danford served as Director of Human Resources and Vice President

- Human Resources for Hydril Company, a publicly traded manufacturer of connections used for oil and natural gas drilling and production. From 1991 to 1997, Mr. Danford served in various human resources roles for Baker Hughes Incorporated, a publicly traded oilfield services company. Prior to joining Baker Hughes, from 1990 to 1991, Mr. Danford served as a recruiter and as an employee relations representative in the human resources department for Compaq Computer, a publicly traded developer and manufacturer of computer systems. Mr. Danford holds a B.S. degree in Computer Science from the University of Louisiana at Monroe (formerly Northeast Louisiana University).
Katherine C. Keller. Ms. Keller has served as Senior Vice President and Chief Accounting Officer since February 2024. Prior to that, she acted as the Company’s Vice President and Principal Accounting Officer from August 2022 to January 2024. From January 2012 to December 2015, and March 2018 to July 2022, she held various accounting roles of increasing responsibility, most recently Corporate Controller. Prior to joining the Company, Ms. Keller held positions of increasing responsibility with the Apollo Education Group from May 2009 to January 2012, most recently serving as Financial Reporting & Equity Accounting Manager. From July 2005 to May 2009, she served as a Senior Auditor for Ernst and Young LLP. She holds a B.S. in Accounting from Bucknell University and is a Certified Public Accountant in Pennsylvania.
Mark Brookes. Mr. Brookes has served as the Company’s Senior Vice President – Operations since February 2022. From November 2017 to January 2022, Mr. Brookes served as the Company’s Vice President – Subsea Products and Services. Prior to joining the Company, Mr. Brookes was employed by Oceaneering International from February 2012 to November 2017 in various roles, including General Manager – Specialty Connection Systems and General Manager – Subsea Field Development. From June 2007 to January 2012, Mr. Brookes held various roles as a Project and Operations Director for Cameron International. Mr. Brookes earned a Master of Industrial Engineering and Management from Oklahoma State University and a B.S. in Engineering and Management from Brunel University, London.
Steven Pounds. Mr. Pounds has served as the Company’s Senior Vice President – Operations since February 2022. From January 2018 to January 2022, Mr. Pounds held various positions of increasing responsibility, most recently Vice President – Production. Mr. Pounds served as Chief Operating Officer of Top-Co Inc. from October 2014 until its merger with Rubicon Oilfield International in November 2016, and continued as a Senior Advisor until January 2017. Prior to that, Mr. Pounds held various positions of increasing responsibility with Baker Hughes International, most recently as Senior Director – Strategic Sourcing. Mr. Pounds holds a B.S. in Mechanical Engineering from The University of Texas at Austin.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock trades on the NYSE under the trading symbol “FET.” As of February 29, 2024, there were approximately 45 common stockholders of record. In calculating the number of shareholders, we consider clearing agencies and security position listings as one shareholder for each agency or listing.
No dividends were declared or issued during 2023 or 2022, and we do not currently have any plans to pay cash dividends in the future. Our future dividend policy is within the discretion of our board of directors and will depend upon various factors, including our results of operations, financial condition, capital requirements, investment opportunities, and restrictions under our loan agreements.
Purchase of Equity Securities
In November 2021, our board of directors approved a program for the repurchase of outstanding shares of our common stock with an aggregate purchase amount of up to $10.0 million. Shares may be repurchased under the program from time to time, in amounts and at prices that the company deems appropriate, subject to market and business conditions, applicable legal requirements and other considerations. The program may be executed using open market purchases pursuant to Rule 10b-18 under the Securities Exchange Act of 1934 (the “Exchange Act”), in privately negotiated agreements or by way of issuer tender offers, Rule 10b5-1 plans or other transactions. From the inception of the program through December 31, 2023, we have repurchased approximately 298 thousand shares of our common stock for aggregate consideration of $7.6 million. Remaining authorization under this program is $2.4 million.
No shares were purchased during the three months ended December 31, 2023.

Item 6. Reserved.

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
Overview
We are a global manufacturing company serving the oil, natural gas, industrial and renewable energy industries. With headquarters in Houston, Texas, FET provides value added solutions aimed at improving the safety, efficiency, and environmental impact of our customers’ operations. Our highly engineered products include capital equipment and consumable products. FET’s customers include oil and natural gas operators, land and offshore drilling contractors, oilfield service companies, pipeline and refinery operators, and renewable energy and new energy companies. Consumable products are used by our customers in drilling, well construction and completion activities and at processing centers and refineries. Our capital products are directed at drilling rig equipment for constructing new or upgrading existing rigs, subsea construction and development projects, pressure pumping equipment, the placement of production equipment on new producing wells, downstream capital projects and capital equipment for renewable energy projects. In 2023, over 60% of our revenue was derived from consumable products and activity-based equipment, while the balance was primarily derived from capital products with a small amount from rental and other services.
We expect that the world’s long-term energy demand will continue to rise for many decades. We also expect hydrocarbons will continue to play a vital role in meeting the world’s long-term energy needs while renewable energy sources develop to scale. As such, we remain focused on serving our customers in both oil and natural gas as well as renewable energy applications. We are continuing to develop products to help oil and gas operators lower expenses, increase production, and reduce their emissions while also deploying our technologies in renewable energy applications.
A summary of the products and services offered by each segment is as follows:
•Drilling & Downhole. This segment designs, manufactures and supplies products and solutions to the drilling, artificial lift and subsea markets, including applications in oil and natural gas, renewable energy, defense and communications. The products and solutions consist primarily of: (i) capital equipment and consumable products used in the drilling process; (ii) products designed to safeguard artificial lift equipment and cables, and well construction casing and cementing equipment; and (iii) ROVs and trenchers, submarine rescue vehicles, specialty components and tooling, and technical services.
•Completions. This segment designs, manufactures and supplies products and solutions to the coiled tubing, well stimulation and intervention markets. The products and solutions consist primarily of: (i) capital and consumable products sold to the pressure pumping market, including hydraulic fracturing pumps, cooling systems, high-pressure flexible hoses and flow iron, as well as wireline cable and pressure control equipment used in the well completion and intervention service markets; and (ii) coiled tubing strings and coiled line pipe and related services.
•Production. This segment designs, manufactures and supplies products and solutions for the production and infrastructure markets. The products and solutions consist primarily of: (i) engineered process systems, production equipment, as well as specialty separation equipment; and (ii) a wide range of industrial valves focused on oil and natural gas as well as power generation, renewable energy and other general industrial applications.

Market Conditions
Demand for our products and services is directly related to our customers’ capital and operating budgets. These budgets are heavily influenced by current and expected energy prices. In addition, demand for our capital products is driven by the utilization of service company equipment. Utilization is a function of equipment capacity and durability in demanding environments.
Oil and natural gas prices softened in the first half 2023 as a result of global recessionary fears, but rebounded somewhat during the second half of 2023 as supply tightened from further OPEC+ production cuts and growing geopolitical tensions in the Middle East. These tensions could lead to a disruption to world energy markets and international supply chains. Despite these near-term macroeconomic challenges, we expect that the world’s long-term energy demand will continue to rise and may outpace global supply as OPEC+ remains committed to maintaining stable oil prices. We expect that hydrocarbons will continue to play a vital role in meeting the world’s long-term energy needs while renewable energy sources become increasingly prominent.
The price of oil has varied dramatically over the last several years. The spot prices for West Texas Intermediate (“WTI”) and United Kingdom Brent (“Brent”) crude oil fell from $61.14 and $67.77 per barrel, respectively, as of December 31, 2019 to lows below $15.00 per barrel in April 2020. Since that time, oil prices rebounded to highs above $120.00 per barrel in March 2022 but have softened in 2023 to an average of $71.89 and $77.69 for WTI and Brent, respectively. In addition, average natural gas prices were 60.8% lower in 2023 compared to 2022.
Our revenues, over the long-term, are highly correlated to the global drilling rig count, which increased 3.6% in 2023 compared to average global rig count in 2022. The increase was driven by growth in international rig count in 2023 of 9.6% compared to 2022, while the average U.S. rig count for 2023 was 5.0% lower than 2022.
International markets grew throughout 2023 and outpaced the U.S. and are expected to continue to grow in 2024. In the U.S., publicly owned exploration and production companies are expected to continue to exercise disciplined capital spending while privately owned exploration and production companies fluctuate their activity in response to changes in oil and natural gas prices.
The table below shows average crude oil and natural gas prices for WTI, Brent, and Henry Hub:

	2023	2022
Average global oil, $/bbl
West Texas Intermediate	$77.58	$94.90
United Kingdom Brent	$82.49	$100.93

Average North American Natural Gas, $/Mcf
Henry Hub	$2.53	$6.45

The table below shows the average number of active drilling rigs operating by geographic area and drilling for different purposes based on the weekly rig count information published by Baker Hughes Company.

	2023	2022
Active Rigs by Location
United States	687	723
Canada	177	175
International	948	851
Global Active Rigs	1,812	1,749

Land vs. Offshore Rigs
Land	1,566	1,528
Offshore	246	221
Global Active Rigs	1,812	1,749

U.S. Commodity Target
Oil	549	574
Gas	135	147
Other	3	2
Total U.S. Active Rigs	687	723

U.S. Well Path
Horizontal	620	659
Vertical	17	25
Directional	50	39
Total U.S. Active Rigs	687	723
The table below shows the amount of total inbound orders by segment for the years ended December 31, 2023 and 2022:

(in millions of dollars)	2023	2022
Orders:
Drilling & Downhole	$337.0	$305.8
Completions	251.9	278.5
Production	135.4	196.4
Total Orders	$724.3	$780.7

Results of operations

	Year ended December 31,		Change
(in thousands of dollars, except per share information)	2023	2022	$	%
Revenue
Drilling & Downhole	$329,576	$304,565	$25,011	8.2%
Completions	265,628	264,951	677	0.3%
Production	145,864	131,519	14,345	10.9%
Eliminations	(2,204)	(1,122)	(1,082)	*
Total revenue	$738,864	$699,913	$38,951	5.6%
Cost of sales
Drilling & Downhole	$222,933	$206,976	$15,957	7.7%
Completions	203,057	201,371	1,686	0.8%
Production	110,925	104,162	6,763	6.5%
Eliminations	(2,204)	(1,122)	(1,082)	*
Total cost of sales	$534,711	$511,387	$23,324	4.6%
Gross profit
Drilling & Downhole	$106,643	$97,589	$9,054	9.3%
Completions	62,571	63,580	(1,009)	(1.6)%
Production	34,939	27,357	7,582	27.7%
Total gross profit	$204,153	$188,526	$15,627	8.3%
Selling, general and administrative expenses:
Drilling & Downhole	$72,876	$65,388	$7,488	11.5%
Completions	51,783	52,015	(232)	(0.4)%
Production	28,477	27,800	677	2.4%
Corporate	27,253	34,268	(7,015)	(20.5)%
Total selling, general and administrative expenses	$180,389	$179,471	$918	0.5%
Segment operating income (loss)
Drilling & Downhole	$33,767	$32,201	$1,566	4.9%
Operating margin %	10.2%	10.6%
Completions	10,788	11,565	(777)	(6.7)%
Operating margin %	4.1%	4.4%
Production	6,462	(443)	6,905	1,558.7%
Operating margin %	4.4%	(0.3)%
Corporate	(27,253)	(34,268)	7,015	20.5%
Total segment operating income	$23,764	$9,055	$14,709	162.4%
Operating margin %	3.2%	1.3%
Transaction expenses	2,892	—	2,892	*
Gain on sale-leaseback transactions	—	(7,000)	7,000	*
Loss (gain) on disposal of assets and other	156	(1,271)	1,427	*
Operating income	20,716	17,326	3,390	19.6%
Interest expense	18,297	31,525	(13,228)	(42.0)%
Foreign exchange losses (gains) and other, net	10,233	(24,548)	34,781	*
Total other expense	28,530	6,977	21,553	*
Income (loss) before income taxes	(7,814)	10,349	(18,163)	(175.5)%
Income tax expense	11,062	6,637	4,425	*
Net income (loss)	$(18,876)	$3,712	$(22,588)	(608.5)%

Weighted average shares outstanding
Basic	10,212	5,747
Diluted	10,212	5,951
Earnings (loss) per share
Basic	$(1.85)	$0.65
Diluted	$(1.85)	$0.62
* not meaningful

Revenues
Our revenue for the year ended December 31, 2023 was $738.9 million, an increase of $39.0 million, or 5.6%, compared to the year ended December 31, 2022. For the year ended December 31, 2023, our Drilling & Downhole segment, Completions segment, and Production segment comprised 44.6%, 35.7% and 19.7% of our total revenues, respectively, compared to 43.5%, 37.7% and 18.8%, respectively, for the year ended December 31, 2022. The overall increase in revenues is primarily related to increases in the global rig count, with the increase in international rig count more than offsetting a decline in U.S. rig count in 2023 compared to 2022. The changes in revenues by operating segment consisted of the following:
Drilling & Downhole segment — Revenues were $329.6 million for the year ended December 31, 2023, an increase of $25.0 million, or 8.2%, compared to the year ended December 31, 2022. This increase includes a $27.3 million, or 19.0%, increase in revenues for our Drilling Technologies product line primarily due to higher sales volumes of both consumable products and capital equipment driven by increased international market activity. Revenues for our Downhole Technologies product line increased by $5.5 million, or 6.4%, primarily due to higher sales volumes of artificial lift products in 2023 compared to 2022. Revenues for our Subsea Technologies product line decreased by $7.7 million, or 10.1%, from lower project revenue recognized from ROVs and cable management systems, partially offset by an increase in part sales.
Completions segment — Revenues were $265.6 million for the year ended December 31, 2023, an increase of $0.7 million, or 0.3%, compared to the year ended December 31, 2022. This change includes a revenue increase of $2.0 million, or 1.3%, for our Stimulation and Intervention product line primarily due to higher demand of radiators, wireline cable and high-pressure hoses, partially offset by lower sales volumes in power ends.
Production segment — Revenues were $145.9 million for the year ended December 31, 2023, an increase of $14.3 million, or 10.9%, compared to the year ended December 31, 2022. The increase of $12.1 million or 17.3%, was primarily due to the project revenue recognized from our process oil treatment equipment within our Production Equipment product line, and a $2.3 million or 3.7%, increase in sales of our valve products.
Segment operating income (loss) and segment operating margin percentage
Segment operating income for the year ended December 31, 2023 was $23.8 million compared to an income of $9.1 million for the year ended December 31, 2022. For the year ended December 31, 2023, segment operating margin percentage was 3.2% compared to 1.3% for the year ended December 31, 2022. Segment operating margin percentage is calculated by dividing segment operating income (loss) by revenues for the period. The change in operating income (loss) and operating margin percentage for each segment is explained as follows:
Drilling & Downhole segment — Segment operating income was $33.8 million, or 10.2%, for the year ended December 31, 2023 compared to segment operating income of $32.2 million, or 10.6%, for the year ended December 31, 2022. The $1.6 million increase in segment operating results was primarily attributable to increased operating leverage on higher revenues for our Drilling Technologies and Downhole Technologies product lines.
Completions segment — Segment operating income of $10.8 million, or 4.1%, for the year ended December 31, 2023 was comparable to segment operating income of $11.6 million, or 4.4% for the year ended December 31, 2022. The slight decline in operating income is attributed to unfavorable sales mix.
Production segment — Segment operating income was $6.5 million, or 4.4%, for the year ended December 31, 2023 compared to segment operating loss of $0.4 million, or 0.3% for the year ended December 31, 2022. The $6.9 million increase in segment operating results was driven by the increase in revenues, lower freight costs, as well as increased operating leverage.
Corporate — Selling, general and administrative expenses for Corporate were $27.3 million for the year ended December 31, 2023, a $7.0 million decrease compared to the year ended December 31, 2022. This decrease was primarily related to lower variable compensation costs. Corporate costs include, among other items, payroll related costs for management, administration, finance, legal, and human resources personnel; professional fees for legal, accounting and related services; and marketing costs.

Other items not included in segment operating income (loss)
Several items are not included in segment operating income (loss), but are included in the total operating income. These items include Transaction expenses, Gain on sale-leaseback transactions and Loss (gain) on disposal of assets and other. For further information related to Gain on sale-leaseback transactions, see Notes 6 Property and Equipment and 9 Leases.
Other income and expense
Other income and expense includes interest expense and foreign exchange gains and losses.
We incurred $18.3 million of interest expense during the year ended December 31, 2023, a decrease of $13.2 million compared to the year ended December 31, 2022 due to the decline in the balance of our 2025 Notes upon conversion of $122.8 million aggregate principal amount of our 2025 Notes to common stock in January 2023. See Note 8 Debt for further details related to the 2025 Notes and Credit Facility.
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
Taxes
We recorded tax expense of $11.1 million for the year ended December 31, 2023 compared to a tax expense of $6.6 million for the year ended December 31, 2022. The estimated annual effective tax rates for the years ended December 31, 2023 and 2022 were impacted by losses in jurisdictions where the recording of a tax benefit is not available. Furthermore, the tax expense or benefit recorded can vary from period to period depending on the Company’s relative mix of earnings and losses by jurisdiction.
Liquidity and capital resources
Sources and uses of liquidity
Our internal sources of liquidity are cash on hand and cash flows from operations, while our primary external sources include trade credit, the Credit Facility, the 2025 Notes and the Seller Term Loan. Our primary uses of capital have been for inventory, sales on credit to our customers, maintenance and growth capital expenditures, and debt repayments. We continually monitor other potential capital sources, including equity and debt financing, to meet our investment and target liquidity requirements. Our future success and growth will be highly dependent on our ability to generate positive operating cash flow and access outside sources of capital.
We had outstanding $134.2 million principal amount of 2025 Notes and no borrowings under our Credit Facility as of December 31, 2023. The 2025 Notes mature in August 2025 and, subject to certain exceptions, the Credit Facility matures in September 2028. In January 2024, we entered into the Seller Term Loan in connection with the closing of the Variperm Acquisition, which has an initial principal amount of $60.0 million and matures in December 2026. We also borrowed $90.0 million under the Credit Facility to fund a portion of the purchase price of the Variperm Acquisition. See Notes 8 Debt and 18 Subsequent Events for further details related to the terms for our debt agreements.
As of December 31, 2023, we had cash and cash equivalents of $46.2 million and $147.1 million of availability under our Credit Facility. Upon closing of the Variperm Acquisition on January 4, 2024, our net availability under our Credit Facility was approximately $73.1 million. We anticipate that our future working capital requirements for our operations will fluctuate directionally with revenues. Furthermore, availability under our Credit Facility will fluctuate directionally based on the level of our eligible accounts receivable and inventory subject to applicable sublimits. In addition, we expect total 2024 capital expenditures to be approximately $10 million, consisting of, among other items, replacing end of life machinery and equipment.
We expect our available cash on-hand, cash generated by operations, and estimated availability under our Credit Facility to be adequate to fund current operations during the next 12 months. In addition, based on existing market conditions and our expected liquidity needs, among other factors, we may use a portion of our cash flows from operations, proceeds from divestitures, securities offerings or other eligible capital to reduce outstanding debt or repurchase shares of our common stock under our repurchase program.
In November 2021, our board of directors approved a program for the repurchase of outstanding shares of our common stock with an aggregate purchase amount of up to $10.0 million. Shares may be repurchased under the program from time to time, in amounts and at prices that the company deems appropriate, subject to market and business conditions, applicable legal requirements and other considerations. During 2023, we repurchased approximately 139 thousand shares of our common stock for aggregate consideration of approximately $3.5 million. Remaining authorization under this program is $2.4 million.
In January 2024, we completed the Variperm Acquisition for consideration of $150.0 million of cash (subject to customary purchase price adjustments) and 2.0 million shares of our common stock. We may pursue additional acquisitions in the future, which may be funded with cash and/or equity. Our ability to make significant acquisitions for cash may require us to pursue additional equity or debt financing, which we may not be able to obtain on terms acceptable to us or at all.
Our cash flows for the years ended December 31, 2023 and 2022 are presented below (in thousands):

	Year ended December 31,
	2023	2022
Net cash provided by (used in) operating activities	$8,183	$(17,054)
Net cash provided by (used in) investing activities	(6,573)	27,139
Net cash used in financing activities	(7,582)	(5,076)
Effect of exchange rate changes on cash	1,108	(838)
Net increase (decrease) in cash, cash equivalents and restricted cash	$(4,864)	$4,171
Net cash provided by (used in) operating activities
Net cash provided by operating activities was $8.2 million for the year ended December 31, 2023 compared to net cash used in $17.1 million for the year ended December 31, 2022. During the year ended December 31, 2023, net working capital cash usage was $21.5 million, primarily attributed to an increase in inventory to meet customer demand, compared to net working capital cash usage of $65.1 million for the year ended December 31, 2022. This improvement was partially offset by a decline in net income adjusted for non-cash items which provided $29.6 million of cash for the year ended December 31, 2023 compared to provided $48.1 million of cash for the year ended December 31, 2022.
Net cash provided by (used in) investing activities
Net cash used in investing activities was $6.6 million for the year ended December 31, 2023 including $7.9 million of capital expenditures, partially offset by $1.4 million of proceeds from the sale of property and equipment. Net cash provided by investing activities for the year ended December 31, 2022 including $32.1 million of cash proceeds from sale of land and buildings that were subsequently leased back, partially offset by $7.5 million of capital expenditures.
Net cash used in financing activities
Net cash used in financing activities was $7.6 million for the year ended December 31, 2023 including $6.0 million of cash used to repurchase of our common stock and $1.3 million of repayments of debt. Net cash used in financing activities was $5.1 million for the year ended December 31, 2022 including $3.8 million of cash used to repurchase of our common stock and $1.3 million of repayments of debt.
Off-balance sheet arrangements
As of December 31, 2023, we had no off-balance sheet instruments or financial arrangements, other than letters of credit entered into in the ordinary course of business. For additional information, refer to Note 12 Commitments and Contingencies.
Supplemental Guarantor Financial Information
The Company’s 2025 Notes are guaranteed by our domestic subsidiaries which are 100% owned, directly or indirectly, by the Company. The guarantees are full and unconditional, joint and several.
The guarantees of the 2025 Notes are (i) pari passu in right of payment with all existing and future senior indebtedness of such guarantor, including all obligations under our Credit Facility and the Seller Term Loan; (ii) secured by certain collateral of such guarantor, subject to permitted liens under the indenture governing the 2025 Notes; (iii) effectively senior to all unsecured indebtedness of that guarantor, to the extent of the value of the collateral securing the 2025 Notes (after giving effect to the liens securing our Credit Facility and any other senior liens on the collateral); and (iv) senior in right of payment to any future subordinated indebtedness of that guarantor.

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
Summarized financial information was as follows (in thousands):

	Year ended December 31,
(in thousands)	2023	2022
Revenues	$552,216	$547,256
Cost of sales	422,369	417,131
Operating income (loss)	5,304	35,321
Net income (loss)	(18,876)	3,712

	Year ended December 31,
(in thousands)	2023	2022
Current assets	$388,817	$378,812
Noncurrent assets	251,901	279,389

Current liabilities	144,493	175,155
Payables to non-guarantor subsidiaries	190,816	132,839
Noncurrent liabilities	178,811	293,150

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
Revenue recognition
Revenue is recognized in accordance with Accounting Standards Codification Topic (“ASC”) 606, when control of the promised goods or services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services. For the year ended December 31, 2023, approximately 94% of our revenue was recognized from goods transferred to customers at a point in time while 6% of our revenue was recognized from goods transferred to customers over time.
Although terms of our contracts may vary considerably, the 6% of revenues recognized over time relate to certain contracts in our Subsea and Production Equipment product lines which are typically based on a fixed amount for the entire contract. Recognition over time for these contracts is supported by our assessment of the products supplied as having no alternative use to us and by clauses in the contracts that provide us with an enforceable right to payment for performance completed to date. We use the cost-to-cost method to measure progress for these contracts because it best depicts the transfer of assets to the customer which occurs as costs are incurred on the contract. The amount of revenue recognized is calculated based on the ratio of costs incurred to date compared to total estimated costs which requires management to calculate reasonably dependable estimates of total contract costs. Whenever revisions of estimated contract costs and contract values indicate that the contract costs will exceed estimated revenues, thus creating a loss, a provision for the total estimated loss is recorded in that period. We recognize revenue and cost of sales each period based upon the advancement of the work-in-progress unless the stage of completion is insufficient to enable a reasonably certain forecast of profit to be established. In such cases, no profit is recognized during the period.
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
As of December 31, 2023 and 2022, our inventory reserve balances were $38.2 million and $39.3 million, respectively. For the years ended December 31, 2023 and 2022, we recognized inventory write downs totaling $2.8 million and $2.7 million, respectively. These charges are all included in “Cost of sales” in the consolidated statements of comprehensive income (loss). See Note 5 Inventories for further information related to these charges.

Long-lived assets
As of December 31, 2023, our long-lived assets included property and equipment, definite lived intangibles, and operating lease right of use assets with balances of $61.4 million, $168.0 million and $55.4 million, respectively. Key estimates related to long-lived assets include useful lives and recoverability of carrying values and changes in such estimates could have a significant impact on financial results.
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
Income taxes
We follow the liability method of accounting for income taxes. Under this method, deferred income tax assets and liabilities are determined based upon temporary differences between the carrying amounts and tax bases of our assets and liabilities at the balance sheet date, and are measured using enacted tax rates and laws that will be in effect when the differences are expected to reverse. We recognize deferred tax assets to the extent that we believe these assets are more likely than not to be realized. In making such a determination, we consider all available positive and negative evidence, including future reversals of existing temporary differences, projected future taxable income, tax-planning and recent operating results. Any changes in our judgment as to the realizability of our deferred tax assets are recorded as an adjustment to the deferred tax asset valuation allowance in the period the change occurs. For the year ended December 31, 2022, we recognized tax expense for valuation allowances totaling $8.1 million. See Note 10 Income Taxes for further information related to these charges.
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
Cautionary note regarding forward-looking statements
This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act. These forward-looking statements are subject to a number of risks and uncertainties, many of which are beyond the Company’s control. All statements, other than statements of historical fact, included in this Annual Report on Form 10-K regarding our strategy, future operations, financial position, estimated revenues and losses, projected costs, prospects, plans and objectives of management are forward-looking statements. When used in this Annual Report on Form 10-K, the words “will,” “could,” “believe,” “anticipate,” “intend,” “estimate,” “expect,” “may,” “continue,” “predict,” “potential,” “project” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words.
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

Item 8. Consolidated Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Forum Energy Technologies, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Forum Energy Technologies, Inc. and subsidiaries (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of comprehensive income (loss), changes in stockholders’ equity, and cash flows, for each of the two years in the period ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 5, 2024, expressed an unqualified opinion on the Company’s internal control over financial reporting.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Inventory consists of finished goods and materials and supplies which are carried at the lower of cost or net realizable value. The Company evaluates the net realizable values of inventories based on analysis of inventory levels including excess, obsolete and slow-moving items, historical sales experience and future sales forecasts. The Company’s evaluation of net realizable value is performed at each location and is based on information and assumptions specific to that location. Changes in these assumptions could have a significant impact on the recorded inventory amounts or the amount of inventory write-downs. The inventory, net balance at December 31, 2023 was $299.6 million and the amount of inventory reserve was $38.2 million.

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
•We considered the existence of contradictory evidence based on reading of internal communications to management and the board of directors, Company press releases, and analysts’ reports, as well as our observations and inquiries as to changes within the business.

/s/ Deloitte & Touche LLP

Houston, Texas
March 5, 2024

We have served as the Company’s auditor since 2019.

Forum Energy Technologies, Inc. and subsidiaries
Consolidated statements of comprehensive income (loss)

	Year ended December 31,
(in thousands, except per share information)	2023	2022
Revenue	$738,864	$699,913
Cost of sales	534,711	511,387
Gross profit	204,153	188,526
Operating expenses
Selling, general and administrative expenses	180,389	179,471
Transaction expenses	2,892	—
Gain on sale-leaseback transactions	—	(7,000)
Loss (gain) on disposal of assets and other	156	(1,271)
Total operating expenses	183,437	171,200
Operating income	20,716	17,326
Other expense (income)
Interest expense	18,297	31,525
Foreign exchange losses (gains) and other, net	10,233	(24,548)
Total other expense, net	28,530	6,977
Income (loss) before income taxes	(7,814)	10,349
Income tax expense	11,062	6,637
Net income (loss)	$(18,876)	$3,712

Weighted average shares outstanding
Basic	10,212	5,747
Diluted	10,212	5,951

Earnings (loss) per share
Basic	$(1.85)	$0.65
Diluted	$(1.85)	$0.62

Other comprehensive income (loss), net of tax of $0:
Net income (loss)	$(18,876)	$3,712
Change in foreign currency translation	12,757	(28,713)
Gain (loss) on pension liability	(508)	2,256
Comprehensive loss	$(6,627)	$(22,745)
The accompanying notes are an integral part of these consolidated financial statements.

Forum Energy Technologies, Inc. and subsidiaries
Consolidated balance sheets

(in thousands, except share information)	December 31, 2023	December 31, 2022
Assets
Current assets
Cash and cash equivalents	$46,165	$51,029
Accounts receivable—trade, net of allowances of $10,850 and $10,690	146,747	154,247
Inventories, net	299,639	269,828
Prepaid expenses and other current assets	21,887	21,957
Costs and estimated profits in excess of billings	13,365	15,139
Accrued revenue	1,801	665
Total current assets	529,604	512,865
Property and equipment, net of accumulated depreciation	61,401	62,963
Operating lease assets	55,399	57,270
Deferred financing costs, net	1,159	1,166
Intangible assets, net	167,970	191,481
Deferred tax assets, net	368	184
Other long-term assets	5,160	8,828
Total assets	$821,061	$834,757
Liabilities and equity
Current liabilities
Current portion of long-term debt	$1,186	$782
Accounts payable—trade	125,918	118,261
Accrued liabilities	62,463	76,544
Deferred revenue	10,551	14,401
Billings in excess of costs and profits recognized	4,221	305
Total current liabilities	204,339	210,293
Long-term debt, net of current portion	129,567	239,128
Deferred tax liabilities, net	940	902
Operating lease liabilities	61,450	64,626
Other long-term liabilities	12,132	12,773
Total liabilities	408,428	527,722
Commitments and contingencies
Equity
Common stock, $0.01 par value, 14,800,000 shares authorized, 10,901,878 and 6,223,454 shares issued	109	62
Additional paid-in capital	1,369,288	1,253,613
Treasury stock at cost, 708,900 and 570,247 shares	(142,057)	(138,560)
Retained deficit	(699,471)	(680,595)
Accumulated other comprehensive loss	(115,236)	(127,485)
Total equity	412,633	307,035
Total liabilities and equity	$821,061	$834,757
The accompanying notes are an integral part of these consolidated financial statements.

Forum Energy Technologies, Inc. and subsidiaries
Consolidated statements of cash flows

	Year ended December 31,
(in thousands, except share information)	2023	2022
Cash flows from operating activities
Net income (loss)	$(18,876)	$3,712
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation expense	10,799	12,441
Amortization of intangible assets	23,929	24,537
Stock-based compensation expense	4,571	4,205
Inventory write downs	2,784	2,698
Provision for doubtful accounts	1,527	2,249
Deferred income taxes	(204)	(130)
Gain on sale-leaseback transactions	—	(7,000)
Other	5,116	5,350
Changes in operating assets and liabilities
Accounts receivable—trade	6,678	(34,802)
Inventories	(31,928)	(34,611)
Prepaid expenses and other current assets	2,686	590
Cost and estimated profits in excess of billings	2,144	(7,824)
Accounts payable, deferred revenue and other accrued liabilities	(4,894)	20,764
Billings in excess of costs and profits recognized	3,851	(9,233)
Net cash provided by (used in) operating activities	8,183	(17,054)
Cash flows from investing activities
Capital expenditures for property and equipment	(7,944)	(7,492)
Proceeds from sale of property and equipment	1,371	3,007
Acquisition of businesses, net of cash acquired	—	(485)
Proceeds from sale-leaseback transactions	—	32,109
Net cash provided by (used in) investing activities	(6,573)	27,139
Cash flows from financing activities
Borrowings on revolving Credit Facility	451,738	544,126
Repayments on revolving Credit Facility	(451,738)	(544,126)
Repurchases of stock	(5,996)	(3,826)
Payment of capital lease obligations	(1,275)	(1,250)
Deferred financing costs	(311)	—
Net cash used in financing activities	(7,582)	(5,076)

Effect of exchange rate changes on cash	1,108	(838)
Net increase (decrease) in cash, cash equivalents and restricted cash	(4,864)	4,171
Cash, cash equivalents and restricted cash at beginning of period	51,029	46,858
Cash, cash equivalents and restricted cash at end of period	$46,165	$51,029

Supplemental cash flow disclosures
Cash paid for interest	$17,088	$25,325
Cash paid (refunded) for income taxes	8,804	(383)
Noncash investing and financing activities
Operating lease assets obtained in exchange for lease obligations	$7,535	$40,516
Finance lease assets obtained in exchange for lease obligations	2,108	2,026
Accrued purchases of property and equipment	6	50
The accompanying notes are an integral part of these consolidated financial statements.

Forum Energy Technologies, Inc. and subsidiaries
Consolidated statements of changes in stockholders’ equity

(in thousands)	Common stock	Additional paid-in capital	Treasury stock	Retained deficit	Accumulated other comprehensive income / (loss)	Total common stockholders’ equity
Balance at December 31, 2021	$61	$1,249,962	$(135,562)	$(684,307)	$(101,028)	$329,126
Restricted stock issuance, net of forfeitures	1	(829)	—	—	—	(828)
Stock-based compensation expense	—	4,205	—	—	—	4,205
Liability awards converted to share settled	—	275	—	—	—	275
Treasury stock	—	—	(2,998)	—	—	(2,998)
Change in pension liability	—	—	—	—	2,256	2,256
Currency translation adjustment	—	—	—	—	(28,713)	(28,713)
Net income	—	—	—	3,712	—	3,712
Balance at December 31, 2022	$62	$1,253,613	$(138,560)	$(680,595)	$(127,485)	$307,035
Restricted stock issuance, net of forfeitures	1	(2,500)	—	—	—	(2,499)
Stock-based compensation expense	—	4,571	—	—	—	4,571
Treasury stock	—	—	(3,497)	—	—	(3,497)
Conversion of debt to common stock	46	113,604	—	—	—	113,650
Change in pension liability	—	—	—	—	(508)	(508)
Currency translation adjustment	—	—	—	—	12,757	12,757
Net loss	—	—	—	(18,876)	—	(18,876)
Balance at December 31, 2023	$109	$1,369,288	$(142,057)	$(699,471)	$(115,236)	$412,633
The accompanying notes are an integral part of these consolidated financial statements.

Forum Energy Technologies, Inc. and subsidiaries
Notes to consolidated financial statements

1. Nature of Operations
Forum Energy Technologies, Inc. (the “Company,” “FET,” “we,” “our,” or “us”), a Delaware corporation, is a global manufacturing company serving the oil, natural gas, industrial and renewable energy industries. With headquarters located in Houston, Texas, FET provides value added solutions that increase the safety and efficiency of energy exploration and production.
2. Summary of Significant Accounting Policies
Basis of presentation
The Company’s accompanying consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Certain reclassifications have been made to prior year amounts to conform with the current year presentation.
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
The changes in allowance for doubtful account during the years ended December 31, 2023 and 2022 were as follows (in thousands):

Forum Energy Technologies, Inc. and subsidiaries
Notes to consolidated financial statements (continued)

Period ended	Balance at beginning of period	Charged to expense	Deductions or other	Balance at end of period
December 31, 2022	11,114	2,249	(2,673)	10,690
December 31, 2023	10,690	1,527	(1,367)	10,850
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
For the years ended December 31, 2023 and 2022, we recognized inventory write downs totaling $2.8 million and $2.7 million, respectively. These charges are all included in cost of sales in the consolidated statements of comprehensive income (loss). See Note 5 Inventories for further information related to these charges.
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
Our lease portfolio primarily consists of operating leases for certain manufacturing facilities, warehouses, service facilities, office spaces, equipment and vehicles. Operating lease assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments at the commencement date. As most of our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at the commencement date in determining the present value of future payments. Our leases have remaining terms of one to 11 years and may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. The operating lease assets also include any upfront lease payments made

Forum Energy Technologies, Inc. and subsidiaries
Notes to consolidated financial statements (continued)
and exclude lease incentives and initial direct costs incurred. Lease expense for operating leases is recognized on a straight-line basis over the lease term.
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
Notes to consolidated financial statements (continued)
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
Revenue from goods transferred to customers at a point in time accounted for 94% of revenues for the year ended December 31, 2023. The majority of this revenue is product sales, which are generally recognized when items are shipped from our facilities and title passes to the customer. The amount of revenue recognized for products is adjusted for expected returns, which are estimated based on historical data.
Revenue from goods transferred to customers over time accounted for 6% of revenues for the year ended December 31, 2023, which is related to certain contracts in our Subsea and Production Equipment product lines. Recognition over time for these contracts is supported by our assessment of the products supplied as having no alternative use to us and by clauses in the contracts that provide us with an enforceable right to payment for performance completed to date. We use the cost-to-cost method to measure progress for these contracts because it best depicts the transfer of assets to the customer which occurs as costs are incurred on the contract. The amount of revenue recognized is calculated based on the ratio of costs incurred to-date compared to total estimated costs which requires management to calculate reasonably dependable estimates of total contract costs. Whenever revisions of estimated contract costs and contract values indicate that the contract costs will exceed estimated revenues, thus creating a loss, a provision for the total estimated loss is recorded in that period. We recognize revenue and cost of sales each period based upon the advancement of the work-in-progress unless the stage of completion is insufficient to enable a reasonably certain forecast of profit to be established. In such cases, no profit is recognized during the period.
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
Contracts are sometimes modified to account for changes in product specifications or requirements. Most of our contract modifications are for goods and services that are not distinct from the existing contract. As such, these modifications are accounted for as if they were part of the existing contract, and therefore, the effect of the modification on the transaction price and our measure of progress for the performance obligation to which it relates is recognized as an adjustment to revenue on a cumulative catch-up basis. No adjustment to any one contract was material to our consolidated financial statements for the years ended December 31, 2023 and 2022.
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

Forum Energy Technologies, Inc. and subsidiaries
Notes to consolidated financial statements (continued)
due, from a customer prior to transferring goods or services to the customer under the terms of a sales contract, we record a contract liability. Such contract liabilities typically result from billings in excess of costs incurred and advance payments received on product sales.
Concentration of credit risk
Trade accounts receivable are financial instruments which potentially subject the Company to credit risk. Trade accounts receivable consist of uncollateralized receivables from domestic and international customers. For the years ended December 31, 2023 and 2022, no customer accounted for 10% or more of the total revenue or 10% or more of the total accounts receivable balance at the end of the respective period.
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
Recent accounting pronouncements
From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (“FASB”), which the Company adopts as of the specified effective date. Unless otherwise discussed, management believes that the impact of recently issued standards, which are not yet effective, will not have a material impact on the Company’s consolidated financial statements upon adoption.
Accounting Standards Adopted in 2023
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
Reference Rate Reform (Topic 848). In March 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2020-04, which provides temporary, optional practical expedients and exceptions to enable a smoother transition to the new reference rates which will replace the London Interbank Offered Rate (“LIBOR”) and other reference rates expected to be discontinued. In January 2021, the FASB issued ASU 2021-01, which expanded the scope to include derivative instruments impacted by the discounting transition. In December 2022, the FASB issued ASU 2022-06, which extended the temporary accounting rules from December 31, 2022 to December 31, 2024. Effective April 2023, the Company transitioned its Credit Facility from LIBOR to the Secured Overnight Financing Rate (“SOFR”). The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.
Accounting Standards Issued But Not Yet Adopted
Segment Reporting (Topic 280). In November 2023, FASB issued ASU 2023-07, which improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant expenses. This update is effective retrospectively for fiscal years beginning after December 15, 2023, and interim periods within fiscal years after December 15, 2024, early adoption is permitted. The Company is in the process of evaluating the impact it may have on our consolidated financial statements.
Income Taxes (Topic 740). In December 2023, FASB issued ASU 2023-09, which improves income tax disclosures. This update is effective for fiscal years beginning after December 15, 2025, early adoption is permitted. This update should be applied prospectively but retrospective application is permitted. The Company is in the process of evaluating the impact it may have on our consolidated financial statements.

3. Revenues
Disaggregated revenues
Refer to Note 17 Business Segments for disaggregated revenues by product line and geography.
Contract balances
The following table reflects the changes in our contract assets and contract liabilities balances for the years ended December 31, 2023 and 2022:

	December 31, 2023	December 31, 2022	Increase / (Decrease)
			$	%
Accrued revenue	$1,801	$665
Costs and estimated profits in excess of billings	13,365	15,139
Contract assets - current	15,166	15,804
Contract assets - non-current	1,828	2,638
Contract assets	$16,994	$18,442	$(1,448)	(8)%

Deferred revenue	$10,551	$14,401
Billings in excess of costs and profits recognized	4,221	305
Contract liabilities	$14,772	$14,706	$66	—%
During the year ended December 31, 2023, our contract assets decreased by $1.4 million and our contract liabilities increased by $0.1 million primarily due to the timing of milestone billings in our Subsea Technologies product line. The noncurrent portion of contract assets is recorded on the consolidated balance sheets as other Iong-term assets.
During the year ended December 31, 2023, we recognized revenue of $13.1 million that was included in the contract liability balance at the beginning of the period.
Substantially all of our contracts are less than one year in duration. As such, we have elected to apply the practical expedient which allows an entity to exclude disclosures about its remaining performance obligations if the performance obligation is part of a contract that has an original expected duration of one year or less.
4. Acquisition
On November 1, 2023, the Company and its wholly owned subsidiary entered into a purchase agreement with Variperm Holdings Ltd. (“Variperm”) and its shareholders to acquire all of the issued and outstanding common shares of Variperm (the “Variperm Acquisition”). The transaction closed on January 4, 2024. Variperm, headquartered in Canada, is a manufacturer of downhole technology solutions, providing sand and flow control products for heavy oil applications.
Total consideration for the Variperm Acquisition includes approximately $150.0 million of cash and 2.0 million shares of the Company’s common stock, subject to customary purchase price adjustments set forth in the purchase agreement. In connection with the closing, to fund the cash portion of the purchase price, the Company borrowed $90.0 million under its senior secured asset-based lending facility (“Credit Facility”) on January 2, 2024 and entered into a $60.0 million second lien seller term loan credit agreement (“Seller Term Loan”) on January 4, 2024.

Forum Energy Technologies, Inc. and subsidiaries
Notes to consolidated financial statements (continued)
5. Inventories
The Company’s significant components of inventories at December 31, 2023 and 2022 were as follows (in thousands):

	December 31,
	2023	2022
Raw materials and parts	$92,563	$94,182
Work in process	28,693	27,489
Finished goods	216,570	187,448
Total Inventories	337,826	309,119
Less: inventory reserve	(38,187)	(39,291)
Inventories, net	$299,639	$269,828
The changes in inventory reserve during the two-year period ended December 31, 2023 were as follows (in thousands):

Period ended	Balance at beginning of period	Charged to expense	Deductions or other	Balance at end of period
December 31, 2022	$62,885	$2,698	$(26,292)	$39,291
December 31, 2023	39,291	2,784	(3,888)	38,187
6. Property and Equipment
Property and equipment consisted of the following (in thousands):

	Estimated useful lives	December 31,
		2023	2022
Land		$4,843	$4,763
Buildings and leasehold improvements	5-30	46,596	49,705
Computer equipment	3-5	44,944	42,545
Machinery & equipment	5-10	119,687	117,145
Other	2-10	18,115	15,292
Construction in progress		1,562	4,530
		235,747	233,980
Less: accumulated depreciation		(174,346)	(171,017)
Property and equipment, net		$61,401	$62,963
Depreciation expense was $10.8 million and $12.4 million for the years ended December 31, 2023 and 2022, respectively.
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

Forum Energy Technologies, Inc. and subsidiaries
Notes to consolidated financial statements (continued)
7. Intangible Assets
At December 31, 2023 and 2022, intangible assets consisted of the following (in thousands):

	December 31, 2023
	Cost	Accumulated amortization	Net	Amortization period (in years)
Customer relationships	$267,838	$(164,672)	$103,166	10 - 35
Patents and technology	89,151	(41,189)	47,962	5 - 19
Non-compete agreements	190	(190)	—	5
Trade names	42,847	(28,974)	13,873	7 - 19
Trademark	5,089	(2,120)	2,969	15
Total intangible assets	$405,115	$(237,145)	$167,970

	December 31, 2022
	Cost	Accumulated amortization	Net	Amortization period (in years)
Customer relationships	$266,537	$(147,496)	$119,041	10 - 35
Patents and technology	88,863	(35,298)	53,565	5 - 19
Non-compete agreements	188	(188)	—	5
Trade names	42,638	(27,071)	15,567	7 - 19
Trademark	5,089	(1,781)	3,308	15
Total intangible assets	$403,315	$(211,834)	$191,481

Intangible assets with definite lives are tested for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable.
Amortization expense was $23.9 million and $24.5 million for the years ended December 31, 2023 and 2022, respectively. The estimated future amortization expense for the next five years is as follows (in thousands):

Year ending December 31,	Amount
2024	$22,938
2025	21,608
2026	20,356
2027	19,296
2028	17,997

Forum Energy Technologies, Inc. and subsidiaries
Notes to consolidated financial statements (continued)
8. Debt
Notes payable and lines of credit consisted of the following as of (in thousands):

	December 31,
	2023	2022
2025 Notes	$134,208	$256,970
Unamortized debt discount	(5,074)	(15,314)
Debt issuance cost	(1,245)	(3,759)
Credit Facility	—	—
Other debt	2,864	2,013
Total debt	130,753	239,910
Less: current portion	(1,186)	(782)
Long-term debt, net of current portion	$129,567	$239,128
2025 Notes
Our 9.00% convertible secured notes due August 2025 (“2025 Notes”), of which $134.2 million principal amount was outstanding at December 31, 2023, pay interest at the rate of 9.00%, of which 6.25% is payable in cash and 2.75% is payable in cash or additional notes, at the Company’s option. The 2025 Notes are secured by a first lien on substantially all of the Company’s assets, except for Credit Facility priority collateral, which secures the 2025 Notes on a second lien basis. During January 2023, $122.8 million or 48% of the then-outstanding principal amount of the 2025 Notes mandatorily converted into approximately 4.5 million shares of common stock.
Credit Facility
In November 2023, the Credit Facility was modified to (i) permit the Variperm Acquisition, (ii) permit the incurrence of new secured notes in an amount not to exceed $200.0 million (which notes will, in part, refinance the 2025 Notes) and (iii) update the applicable base rate for loans denominated in Canadian dollars from CDOR to term Canadian Overnight Repo Rate Average (“CORRA”); and effective upon consummation of the Variperm Acquisition, (a) extend the maturity date of the Credit Facility to September 8, 2028, (b) permit the incurrence of the Seller Term Loan in an amount not to exceed $60.0 million in connection with the consummation of the Variperm Acquisition, and (c) increase the aggregate revolving commitments from $179.0 million to $250.0 million.
Following such amendment, our Credit Facility provides revolving credit commitments of $250.0 million (with a sublimit of up to $70.0 million available for the issuance of letters of credit for the account of the Company and certain of its domestic subsidiaries) (“U.S. Line”), of which up to $50.0 million is available to certain of our Canadian subsidiaries for loans in U.S. or Canadian dollars (with a sublimit of up to $10.0 million available for the issuance of letters of credit for the account of our Canadian subsidiaries) (the “Canadian Line”). Lender commitments under the Credit Facility, subject to certain limitations, may be increased by an additional $100.0 million. The Credit Facility matures in September 2028.
Availability under the Credit Facility is subject to a borrowing base calculated by reference to eligible accounts receivable in the U.S., Canada and certain other jurisdictions (subject to a cap) and eligible inventory in the U.S. and Canada. Our borrowing capacity under the Credit Facility could be reduced or eliminated, depending on future fluctuations in our receivables and inventory. As of December 31, 2023, our total borrowing base was $167.4 million, of which no amount was drawn and $20.3 million was used as security for outstanding letters of credit, resulting in remaining availability of $147.1 million.
Borrowings under the U.S. Line bear interest at a rate equal to, at our option, either (a) the SOFR, subject to a floor of 0.00%, plus a margin of 2.25% to 2.75%, or (b) a base rate plus a margin of 1.25% to 1.75%, in each case based upon the Company’s quarterly total net leverage ratio. The U.S. line base rate is determined by reference to the greatest of (i) the federal funds rate plus 0.50% per annum, (ii) the one-month adjusted term SOFR plus 1.00% per annum, and (iii) the “prime rate” of interest announced by Wells Fargo Bank, National Association, subject to a floor of 0.00%.

Forum Energy Technologies, Inc. and subsidiaries
Notes to consolidated financial statements (continued)
Borrowings under the Canadian Line bear interest at a rate equal to, at our Canadian borrowers’ option, either (a) CORRA, subject to a floor of 0.00%, plus a margin of 2.25% to 2.75%, or (b) a base rate plus a margin of 1.25% to 1.75%, in each case based upon the Company’s quarterly net leverage ratio. The Canadian Line base rate is determined by reference to the greater of (i) the Floor, (ii) the one-month CORRA and (iii) the prime rate for Canadian dollar commercial loans made in Canada as reported by Thomson Reuters, subject to a floor of 0.00%.
The weighted average interest rate under the Credit Facility was approximately 8.36% and 6.83% for the years ended December 31, 2023 and 2022.
The Credit Facility also provides for a commitment fee in the amount of (a) 0.375% on the unused portion of revolving commitments if average usage of the Credit Facility is greater than 50% and (b) 0.500% on the unused portion of revolving commitments if average usage of the Credit Facility is less than or equal to 50%.
If excess availability under the Credit Facility falls below the greater of 12.5% of the borrowing base and $31.25 million, we will be required to maintain a fixed charge coverage ratio of at least 1.00:1.00 as of the end of each fiscal quarter until excess availability under the Credit Facility exceeds such threshold for 60 consecutive days.
Subject to customary exceptions, all obligations under the Credit Facility are guaranteed, jointly and severally, by our wholly-owned U.S. subsidiaries and, in the case of the Canadian Line, our wholly-owned Canadian subsidiaries, and are secured by substantially all assets of each such entity and the Company, subject to customary exclusions.
The Credit Facility contains various covenants that, among other things, limit our ability (none of which are absolute) to incur additional indebtedness or issue certain preferred shares, grant certain liens, make certain loans and investments, pay dividends, make distributions or make other restricted payments, enter into mergers or acquisitions unless certain conditions are satisfied, change our lines of business, prepay certain indebtedness, enter into certain affiliate transactions or engage in certain asset dispositions.
If an event of default exists under the Credit Facility, the lenders will have the right to accelerate the maturity of the obligations outstanding under the Credit Facility and exercise other rights and remedies. Obligations outstanding under the Credit Facility, however, will be automatically accelerated upon an event of default arising from a bankruptcy or insolvency event. An event of default includes, among other things, nonpayment of principal, interest, fees or other amounts within certain grace periods; representations and warranties proving to be untrue in any material respect; failure to perform or otherwise comply with covenants in the Credit Facility or other loan documents, subject, in certain instances, to grace periods; cross-defaults to certain other indebtedness if such default occurs at the final maturity of such indebtedness or if the effect of such default is to cause, or permit the holders of such indebtedness to cause, the acceleration of such indebtedness; bankruptcy or insolvency events; material monetary judgment defaults; invalidity or unenforceability of the Credit Facility or any other loan document; and the occurrence of a Change of Control (as defined in the Credit Facility).
Other Debt
Other debt consists of various finance leases of equipment. See Note 18 Subsequent Events for further information related to the Seller Term Loan entered into on January 4, 2024.

Forum Energy Technologies, Inc. and subsidiaries
Notes to consolidated financial statements (continued)

Future principal payments under long-term debt for each of the years ending December 31 are as follows (in thousands):

Year ending December 31,	Amount
2024	$1,347
2025	135,492
2026	415
2027	93
2028	—
Thereafter	—
Total future payment	$137,347
Less: unamortized debt discount	(5,074)
Less: debt issuance cost	(1,245)
Less: present value discount on finance leases	(275)
Total debt	$130,753

9. Leases
Our lease portfolio primarily consists of operating leases for certain manufacturing facilities, warehouses, service facilities, office spaces, equipment and vehicles. The following table summarizes the supplemental consolidated balance sheet information related to leases as of December 31, 2023 and 2022 (in thousands):

		December 31,
	Classification	2023	2022
Assets
Operating lease assets	Operating lease assets	$55,399	$57,270
Finance lease assets	Property and equipment, net	3,063	2,500
Total lease assets		$58,462	$59,770

Liabilities
Current
Operating	Accrued liabilities	$9,200	$8,776
Finance	Current portion of long-term debt	1,186	782
Noncurrent
Operating	Operating lease liabilities	61,450	64,626
Finance	Long-term debt, net of current portion	1,678	1,231
Total lease liabilities		$73,514	$75,415

Forum Energy Technologies, Inc. and subsidiaries
Notes to consolidated financial statements (continued)
The following table summarizes the components of lease expenses (in thousands):

		Year ended December 31,
Lease Cost	Classification	2023	2022
Operating lease cost	Cost of sales and Selling, general and administrative expenses	$14,641	$11,591
Finance lease cost
Amortization of leased assets	Selling, general and administrative expenses	1,265	887
Interest on lease liabilities	Interest expense	180	77
Sublease income	Cost of sales and Selling, general and administrative expenses	(1,238)	(2,437)
Net lease cost		$14,848	$10,118
The maturities of lease liabilities as of December 31, 2023 are as follows (in thousands):

	Operating Leases	Finance Leases	Total
2024	$13,312	$1,347	$14,659
2025	12,674	1,284	13,958
2026	11,650	415	12,065
2027	11,098	93	11,191
2028	9,297	—	9,297
Thereafter	32,977	—	32,977
Total lease payments	91,008	3,139	94,147
Less: present value discount	(20,358)	(275)	(20,633)
Present value of lease liabilities	$70,650	$2,864	$73,514
The following table summarizes the weighted-average remaining term and weighted average discount rates related to leases as of December 31, 2023 and 2022:

	Year ended December 31,
	2023	2022
Weighted-average remaining lease term (years)
Operating leases	7.9	8.8
Financing leases	2.3	2.8
Weighted-average discount rate
Operating leases	6.60%	6.58%
Financing leases	6.89%	6.43%

Forum Energy Technologies, Inc. and subsidiaries
Notes to consolidated financial statements (continued)
The following table summarizes the supplemental cash flow information related to leases for the years ended December 31, 2023 and 2022 (in thousands):

	Year ended December 31,
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$14,027	$11,518
Operating cash flows from finance leases	180	78
Financing cash flows from finance leases	1,247	1,184
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
10. Income Taxes
The components of income (loss) before income taxes were as follows (in thousands):

	Year ended December 31,
	2023	2022
U.S.	$(43,450)	$(43,587)
Non-U.S.	35,636	53,936
Income (loss) before income taxes	$(7,814)	$10,349
The components of income tax expense (benefit) were as follows (in thousands):

	Year ended December 31,
	2023	2022
Current
U.S. federal and state	$101	$196
Non-U.S.	11,165	6,571
Total current	11,266	6,767
Deferred
U.S. federal and state	85	26
Non-U.S.	(289)	(156)
Total deferred	(204)	(130)
Income tax expense	$11,062	$6,637

Forum Energy Technologies, Inc. and subsidiaries
Notes to consolidated financial statements (continued)
The reconciliation between the actual provision for income taxes and that computed by applying the U.S. statutory rate to loss before income taxes are outlined below (in thousands):

	Year ended December 31,
	2023		2022
Income tax benefit at the statutory rate	$(1,641)	21.0%	$2,173	21.0%
State taxes, net of federal tax benefit	(114)	1.5%	879	8.5%
Non-U.S. operations	(274)	3.5%	(7,242)	(70.0)%
Domestic incentives	448	(5.7)%	166	1.6%
Prior year federal, non-U.S. and state tax	3,536	(45.3)%	(591)	(5.7)%
Nondeductible expenses	806	(10.3)%	3,157	30.5%
Valuation allowance	8,313	(106.4)%	8,077	78.0%
Other	(12)	0.1%	18	0.2%
Income tax expense	$11,062	(141.6)%	$6,637	64.1%
Our effective tax rate was 141.6% and 64.1% for the years ended December 31, 2023 and 2022, respectively.
The tax expense for the years ended December 31, 2023 and 2022 includes an increase in our valuation allowance of $8.3 million and $8.1 million, respectively, consisting of a full valuation allowance against our deferred tax assets in the U.S., U.K., Germany, Singapore, China and Saudi Arabia as further described below under the primary components of deferred taxes.
The Organization for Economic Co-operation and Development (“OECD”) introduced Base Erosion and Profit Shifting (“BEPS”) Pillar 2 rules that impose a global minimum tax rate of 15%. Numerous countries, including European Union member states, have enacted or are expected to enact legislation to be effective as early as January 1, 2024, with general implementation of a global minimum tax by January 1, 2025. We are currently evaluating the potential impact on our consolidated financial statements and related disclosures. This may have an impact on our future effective tax rate.

Forum Energy Technologies, Inc. and subsidiaries
Notes to consolidated financial statements (continued)
The primary components of deferred taxes include (in thousands):

	December 31,
	2023	2022
Deferred tax assets
Reserves and accruals	$3,821	$3,940
Operating lease liabilities	17,384	17,596
Inventories	10,170	12,964
Stock awards	1,829	1,862
Net operating loss and other tax carryforwards	160,127	124,024
Goodwill and intangible assets	20,091	26,607
Fair value discount on 2025 Notes	19,751	26,301
Property and equipment	6,619	4,570
Other	5,896	3,991
Gross deferred tax assets	245,688	221,855
Valuation allowance	(231,907)	(208,139)
Total deferred tax assets	$13,781	$13,716

Deferred tax liabilities
Operating lease assets	$(13,903)	$(13,989)
Prepaid expenses and other	(450)	(445)
Total deferred tax liabilities	(14,353)	(14,434)
Net deferred tax liabilities	$(572)	$(718)
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
At December 31, 2023, we had $316.4 million of U.S. net operating loss carryforwards and $10.0 million of state net operating losses. Of these losses, $33.5 million will expire no later than 2037 if they are not utilized prior to that date. The remaining $292.9 million will not expire. We also had $227.6 million of non-U.S. net operating loss carryforwards with indefinite expiration dates. In addition to our net operating loss carryforwards, we also had U.S. interest limitation carryforwards of $36.0 million with indefinite expiration dates. The ultimate realization of income tax benefits for these net operating loss and interest limitation carryforwards depends on our ability to generate sufficient taxable income in the respective taxing jurisdictions. Because of the change of ownership provisions of the Tax Reform Act of 1986, use of a portion of our domestic net operating losses may be limited in future periods depending upon future changes in ownership. Where we have unrecognized tax benefits in jurisdictions with existing net operating losses, we utilize the unrecognized tax benefits as a source of income to offset such losses. We do not anticipate being able to fully utilize all of the losses prior to their expiration in the following jurisdictions: the U.S, the U.K, Germany, Singapore, China and Saudi Arabia.
During 2023, we recognized $8.3 million of tax expense related to the increase in our valuation allowance provided against our deferred tax assets to write down our deferred tax assets in these jurisdictions to what is more likely than not realizable. We increased our valuation allowance related to our U.S. and foreign deferred tax assets by $6.5 million and $1.8 million, respectively. In making such a determination for each of these jurisdictions, we considered all available positive and negative evidence, including our recent history of pretax losses over the prior three year period, the goodwill and intangible asset impairments for various reporting units, the future reversals of existing taxable temporary differences, the projected future taxable income or loss and tax-planning. We intend to continue maintaining a full valuation allowance on our deferred tax assets until there is sufficient evidence to support the reversal of all or some portion of these allowances. However, given our current earnings and anticipated future earnings, we believe that there is a reasonable possibility that within the next 12 months, sufficient positive

Forum Energy Technologies, Inc. and subsidiaries
Notes to consolidated financial statements (continued)
evidence may become available to allow us to reach a conclusion that a portion of the valuation allowance will no longer be needed. Release of the valuation allowance would result in the recognition of certain deferred tax assets and a decrease to income tax expense for the period the release is recorded. However, the exact timing and amount of the valuation allowance release are subject to change on the basis of the level of profitability that we are able to actually achieve.
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
We account for uncertain tax positions in accordance with guidance in ASC Topic 740, which prescribes the minimum recognition threshold a tax position taken or expected to be taken in a tax return is required to meet before being recognized in the financial statements. A reconciliation of the beginning and ending amount of uncertain tax positions is as follows (in thousands):

2023 Activity	Amount
Balance at January 1, 2023	$10,512
Additional based on tax positions related to prior years	501
Additional based on tax positions related to current year	1,477
Lapse of statute of limitations	(1,587)
Balance at December 31, 2023	$10,903
The total amount of unrecognized tax benefits at December 31, 2023 was $10.9 million, of which it is reasonably possible that $4.4 million could be settled during the next twelve-month period as a result of the conclusion of various tax audits or due to the expiration of the applicable statute of limitations. We estimate that $8.0 million of the unrecognized tax benefits at December 31, 2023, excluding consideration of valuation allowance, would impact our future effective income tax rate, if recognized.
We recognize interest and penalties related to uncertain tax positions within the provision for income taxes in the consolidated statements of comprehensive income (loss). As of December 31, 2023 and 2022, we had accrued approximately $0.3 million and $0.4 million in interest and penalties, respectively. During the years ended December 31, 2023 and 2022, we recognized no material change in the interest and penalties related to uncertain tax positions.
11. Fair Value Measurements
The Company had zero outstanding balance under the Credit Facility at December 31, 2023 and December 31, 2022. The Credit Facility incurs interest at a variable interest rate and therefore, the carrying amount approximates fair value. The fair value of the debt is classified as a Level 2 measurement because interest rates charged are similar to other financial instruments with similar terms and maturities.
The fair value of the Company’s Senior Notes is estimated using Level 2 inputs in the fair value hierarchy and is based on quoted prices for those or similar instruments. At December 31, 2023, the fair value and the carrying value of the Company’s 2025 Notes approximated $130.9 million and $127.9 million, respectively. At December 31, 2022, the fair value and the carrying value of the Company’s 2025 Notes approximated $272.8 million and $237.9 million, respectively.
There were no other significant outstanding financial instruments as of December 31, 2023 and 2022 that required measuring the amounts at fair value on a recurring basis. The Company did not change its valuation techniques associated with recurring fair value measurements from prior periods and there were no transfers between levels of the fair value hierarchy during the years ended December 31, 2023 and 2022.

Forum Energy Technologies, Inc. and subsidiaries
Notes to consolidated financial statements (continued)
12. Commitments and Contingencies
Litigation
In the ordinary course of business, the Company is, and in the future, could be involved in various pending or threatened legal actions, some of which may or may not be covered by insurance. Management has reviewed such pending judicial and legal proceedings, the reasonably anticipated costs and expenses in connection with such proceedings, and the availability and limits of insurance coverage, and has established reserves that are believed to be appropriate in light of those outcomes that are believed to be probable and can be estimated. The reserves accrued at December 31, 2023 and 2022 are immaterial. In the opinion of management, the Company’s ultimate liability, if any, with respect to these actions is not expected to have a material adverse effect on the Company’s financial position, results of operations or cash flows.
Asbestos litigation
One of our subsidiaries has been named as one of many defendants in a number of product liability claims for alleged exposure to asbestos used in valves. These lawsuits are typically filed on behalf of plaintiffs who allege exposure to asbestos, against numerous defendants, often forty or more, who are alleged to have manufactured or distributed products containing asbestos. The injuries alleged by plaintiffs in these cases range from mesothelioma and other cancers to asbestosis. The earliest claims against our subsidiary were filed in New Jersey in 1998, and our subsidiary currently has active cases in New Jersey, New York, and Illinois. These complaints do not typically include requests for a specific amount of damages. Our subsidiary acquired the trademark for the product line in question in 1985. To date, most of the claims against our subsidiary alleging illnesses due to asbestos have generally been based on products manufactured by the previous owner prior to 1985 that are alleged to have contained asbestos. Many claimants alleging illnesses due to asbestos sue on the basis of exposure prior to 1985, as by that date the hazards of asbestos exposure were well known and asbestos had begun to fall into disuse. Our subsidiary has been successful in obtaining dismissals in most lawsuits without any cash contribution including because the “successor liability” law in most states does not hold a purchaser in good faith liable for the actions of the seller prior to the acquisition date unless the purchaser contractually assumed the liabilities, which our subsidiary did not. There are exceptions to the successor liability doctrine in many states, so there are no assurances that our subsidiary will not be found liable for the actions of its predecessor. The law in other states on so called “successor liability” may be different or ambiguous in this regard, and could also expose our subsidiary to liability. Our subsidiary could also be found liable should a trier of fact reject our subsidiary’s position that it is not responsible for the alleged asbestos injuries, such as in a case where a plaintiff alleges post-1985 exposure. To date, asbestos claims had no material adverse effect on our business, financial condition, results of operations, or cash flow, as our annual out-of-pocket costs over the last five years have been less than $300,000. There were approximately 22 new cases filed against our subsidiary in each of last two years, and a significant number of existing cases were dismissed, settled or otherwise disposed of over the last year. We currently have fewer than 110 lawsuits pending against this subsidiary. Our subsidiary has over $17 million in face amount of insurance per occurrence and over $23 million of aggregate primary insurance coverage. In addition, our subsidiary has over $950 million in face amount of excess coverage applicable to the claims. There can be no guarantee that all of this can be collected due to policy terms and conditions and insurer insolvencies in the past or in the future. In January 2011, we entered into an agreement with seven of our primary insurers under which they have agreed to pay 80% of the costs of handling and settling each asbestos claim against the affected subsidiary. The insurers’ portion of the settlements is funded by our primary insurance limits, which are eroded only by settlements and not legal fees. Approximately $2.1 million in settlements has been paid by insurers and our subsidiary to date, with approximately $100,000 paid over the course of the last two years. Our subsidiary and the subscribing insurers have the right to withdraw from this agreement, but to date, no party has exercised this right or expressed an intent to do so.
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

Forum Energy Technologies, Inc. and subsidiaries
Notes to consolidated financial statements (continued)
Portland Harbor Superfund
One of the Company’s dormant subsidiaries is one of several named defendants in a suit filed by the Port of Portland, Oregon in May 2009 seeking reimbursement of costs related to an environmental study at the Port of Portland, and in March 2010, was identified as a potentially responsible party by the EPA with respect to the Portland Harbor Superfund Site. The subsidiary is indemnified for environmental contamination losses by a third party that has assumed responsibility and is providing a defense of the claims. Based on information currently available, the Company does not believe that these matters will have a material adverse effect on the financial condition, results of operations, cash flows or capital expenditures of the Company.
Operating leases
The Company has operating leases for warehouses, office space, manufacturing facilities and equipment. The leases generally require the Company to pay certain expenses including taxes, insurance, maintenance, and utilities. See Note 9 Leases for further information.
Letters of credit and guarantees
The Company executes letters of credit in the normal course of business to secure the delivery of product from specific vendors and also to guarantee the Company fulfills certain performance obligations relating to certain large contracts. At December 31, 2023, the Company had $20.3 million in letters of credit outstanding.
13. Earnings (Loss) Per Share
The reconciliation of basic and diluted earnings per share for each period presented was as follows (dollars and shares in thousands, except per share amounts):

	Year ended December 31,
	2023	2022
Net income (loss) attributable to common stockholders	$(18,876)	$3,712

Basic - weighted average shares outstanding	10,212	5,747
Dilutive effect of stock options and restricted stock	—	204
Dilutive effect of convertible 2025 Notes	—	—
Diluted - weighted average shares outstanding	10,212	5,951

Earnings (loss) per share
Basic	$(1.85)	$0.65
Diluted	$(1.85)	$0.62
For the year ended December 31, 2023, we excluded all potentially dilutive restricted shares and stock options in calculating diluted earnings per share as the effect was anti-dilutive due to net losses incurred for the period. For 2022, the diluted earnings per share calculation excludes approximately 84 thousand shares because they were anti-dilutive. For the year ended December 31, 2022, we excluded the assumed conversion of the 2025 Notes in calculating diluted earnings per share as the effect was anti-dilutive. Diluted earnings per share was calculated using treasury stock method for the restricted shares and stock options; and if-converted method for the convertible notes.
14. Employee Benefits
We sponsor a 401(k) savings plan for U.S. employees and similar savings plans for certain non-U.S. employees. These plans benefit eligible employees by allowing them the opportunity to make contributions up to certain limits. We contribute by matching a percentage of each employee’s contributions. Subsequent to the closing of all acquisitions, employees of those acquired entities will generally be eligible to participate in the Company’s 401(k) savings plan. We also have the discretion to provide a profit sharing contribution to each participant depending on the Company’s performance for the applicable year. The expense under the Company’s retirement plan was $4.4 million and $3.4 million for the years ended December 31, 2023 and 2022, respectively.

Forum Energy Technologies, Inc. and subsidiaries
Notes to consolidated financial statements (continued)
15. Long-Term Incentive Compensation
Stock-based compensation
In August 2010, we adopted the 2010 Stock Incentive Plan (“2010 Plan”) to allow for employees, directors and consultants of the Company and its subsidiaries to share in stock ownership in the Company through the award of stock options, restricted stock, restricted stock units, performance shares or any combination thereof. Under the terms of the 2010 Plan, a total of 925 thousand shares were authorized for issuance pursuant to awards.
In connection with the adoption of the 2016 Plan (as described below), no further awards will be granted under the 2010 Plan, but outstanding awards under the 2010 Plan will continue to be governed by its terms. In May 2016, we adopted a new 2016 Stock and Incentive Plan (the “2016 Plan”), under which we initially reserved a total of 285 thousand shares. Our stockholders approved amendments to the 2016 Plan in May 2019, May 2020 and May 2022, increasing the shares authorized for issuance thereunder to 605 thousand shares. Approximately 152 thousand shares remained available under the 2016 Plan for future grants as of December 31, 2023.
The total amount of stock based compensation expense recorded was $4.6 million and $4.2 million for the years ended December 31, 2023 and 2022, respectively. As of December 31, 2023, the Company expects to record stock based compensation expense of approximately $5.2 million over a weighted average remaining term of approximately two years. Future grants will result in additional compensation expense.
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

2023 Activity	Number of shares (in thousands)	Weighted average exercise price	Weighted average remaining term (in years)	Aggregate intrinsic value (in millions)
Outstanding at December 31, 2022	53	$349.07	2.5	$—
Granted	—	$—
Exercised	—	$—
Forfeited/expired	(7)	$521.00
Outstanding at December 31, 2023	46	$322.88	1.9	$—
Exercisable at December 31, 2023	46	$322.88	1.9	$—
The intrinsic value is the amount by which the fair value of the underlying share exceeds the exercise price of the stock option. No stock options were exercised in 2023 or 2022.
As of December 31, 2023 and 2022, the share price of the Company was less than the exercise price for all outstanding stock options. Therefore, the intrinsic value for stock options outstanding and exercisable was zero as of each such date. No stock options were granted in 2023 or 2022.
Restricted stock
Restricted stock generally vests over a period of one to four years from the date of grant. The following table provides additional information related to our restricted stock:

2023 Activity	Restricted stock (shares in thousands)
Nonvested at December 31, 2022	—
Granted	7
Vested	—
Nonvested at December 31, 2023	7

Forum Energy Technologies, Inc. and subsidiaries
Notes to consolidated financial statements (continued)
Restricted stock units
Restricted stock units generally vest over a three or four year period from the date of grant. The following table provides additional information related to our restricted stock units:

2023 Activity	Restricted stock units (shares in thousands)
Nonvested at December 31, 2022	412
Granted	174
Vested	(236)
Forfeited	(2)
Nonvested at December 31, 2023	348
Of the restricted stock units granted during 2023, 87 thousand shares vest ratably over three years. The remaining 87 thousand shares are performance restricted stock units to employees (assuming target performance) that vest based upon the total shareholder return of the Company’s common stock as compared to a group of peer companies over three different performance periods. The performance periods run from January 1, 2023 through December 31, 2023, January 1, 2023 through December 31, 2024 and January 1, 2023 through December 31, 2025, and 1/3 of each award is allocated to each performance period. The performance restricted stock units may settle for between 0% and 200% of the target units granted in shares of the Company’s common stock.
The weighted average grant date fair value of the restricted stock units was $31.70 and $18.94 per share during the years ended December 31, 2023, and 2022, respectively. The total grant date fair value of units vested was $3.8 million and $4.3 million during 2023 and 2022, respectively.

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

Forum Energy Technologies, Inc. and subsidiaries
Notes to consolidated financial statements (continued)
Summary financial data by reportable segment follows (in thousands):

	Year ended December 31,
	2023	2022
Revenue
Drilling & Downhole	$329,576	$304,565
Completions	265,628	264,951
Production	145,864	131,519
Eliminations	(2,204)	(1,122)
Total revenue	$738,864	$699,913

Segment operating income (loss)
Drilling & Downhole	$33,767	$32,201
Completions	10,788	11,565
Production	6,462	(443)
Corporate	(27,253)	(34,268)
Total segment operating income	23,764	9,055
Transaction expenses	2,892	—
Gain on sale-leaseback transactions	—	(7,000)
Loss (gain) on disposal of assets and other	156	(1,271)
Operating income	$20,716	$17,326

Depreciation and amortization
Drilling & Downhole	$10,564	$11,872
Completions	21,813	21,866
Production	2,105	2,906
Corporate	246	334
Total depreciation and amortization	$34,728	$36,978
A summary of capital expenditures by reportable segment is as follows (in thousands):

	Year ended December 31,
Capital expenditures	2023	2022
Drilling & Downhole	$3,128	$1,462
Completions	3,526	5,145
Production	543	510
Corporate	747	375
Total capital expenditures	$7,944	$7,492

Forum Energy Technologies, Inc. and subsidiaries
Notes to consolidated financial statements (continued)
A summary of consolidated assets by reportable segment is as follows (in thousands):

	Year ended December 31,
Assets	2023	2022
Drilling & Downhole	$347,035	$340,819
Completions	350,216	366,771
Production	96,567	95,089
Corporate	27,243	32,078
Total assets	$821,061	$834,757
Corporate assets primarily include cash, certain prepaid expenses and deferred loan costs.
A summary of long-lived assets by geography is as follows (in thousands):

	December 31,
Long-lived assets	2023	2022
United States	$251,901	$279,390
Europe	24,846	26,962
Canada	11,131	11,659
Asia-Pacific	67	20
Middle East	3,508	3,806
Latin America	4	55
Total long-lived assets	$291,457	$321,892
The following table presents our revenues disaggregated by geography based on shipping destination (in thousands):

	Year ended December 31,
	2023		2022
Revenue	$	%	$	%
United States	$455,871	61.7%	$470,765	67.3%
Middle East	89,346	12.1%	51,891	7.4%
Europe & Africa	64,245	8.7%	57,533	8.2%
Canada	52,833	7.2%	48,279	6.9%
Asia-Pacific	38,624	5.2%	36,832	5.3%
Latin America	37,945	5.1%	34,613	4.9%
Total Revenue	$738,864	100.0%	$699,913	100.0%

Forum Energy Technologies, Inc. and subsidiaries
Notes to consolidated financial statements (continued)
The following table presents our revenues disaggregated by product line (in thousands):

	Year ended December 31,
	2023		2022
Revenue	$	%	$	%
Drilling Technologies	$170,650	23.2%	$143,389	20.6%
Downhole Technologies	90,448	12.2%	84,987	12.1%
Subsea Technologies	68,478	9.3%	76,189	10.9%
Stimulation and Intervention	158,327	21.4%	156,331	22.3%
Coiled Tubing	107,301	14.5%	108,620	15.5%
Production Equipment	81,989	11.1%	69,914	10.0%
Valve Solutions	63,875	8.6%	61,605	8.8%
Eliminations	(2,204)	(0.3)%	(1,122)	(0.2)%
Total revenue	$738,864	100.0%	$699,913	100.0%

Forum Energy Technologies, Inc. and subsidiaries
Notes to consolidated financial statements (continued)
18. Subsequent Events
On January 4, 2024, the Company entered into the Seller Term Loan in connection with the closing of the Variperm Acquisition, which has an initial principal amount of $60.0 million and matures in December 2026. The Seller Term Loan bears interest at the rate of (i) 11.0% per year for the period commencing on the Closing Date to (but excluding) the first anniversary of the Closing Date, (ii) 17.0% per annum for the period commencing on the first anniversary of the Closing Date to (but excluding) the second anniversary of the Closing Date and (iii) 17.5% per annum for the period commencing on the second anniversary of the Closing Date to (but excluding) the maturity date.

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
Our management, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b) as of December 31, 2023. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2023.
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
Our management performed an assessment of the overall effectiveness of our internal control over financial reporting as of December 31, 2023, utilizing the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has concluded that the Company’s internal control over financial reporting is effective as of December 31, 2023.
Changes in Internal Control over Financial Reporting
There have been no changes in internal control over financial reporting during the quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Forum Energy Technologies, Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Forum Energy Technologies, Inc. and subsidiaries (the “Company”) as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2023, of the Company and our report dated March 5, 2024 expressed an unqualified opinion on those financial statements.
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
/s/ Deloitte & Touche LLP
Houston, Texas
March 5, 2024
Item 9B. Other information
Rule 10b5-1 Trading Plan
During the three months ended December 31, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
Item 10. Directors, executive officers and corporate governance
Information required by this item is incorporated herein by reference to our Proxy Statement for the 2024 Annual Meeting of Stockholders.
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
Item 11. Executive compensation
Information required by this item is incorporated herein by reference to our Proxy Statement for the 2024 Annual Meeting of Stockholders.
Item 12. Security ownership of certain beneficial owners and management and related stockholder matters
Information required by this item is incorporated herein by reference to our Proxy Statement for the 2024 Annual Meeting of Stockholders.

Item 13. Certain Relationships and Related Transactions, and Director Independence
Information required by this item is incorporated herein by reference to our Proxy Statement for the 2024 Annual Meeting of Stockholders.
Item 14. Principal accountant fees and services
Our independent registered public accounting firm is Deloitte & Touche LLP, Houston, Texas, PCAOB ID No. 34.
Information required by this item is incorporated herein by reference to our Proxy Statement for the 2024 Annual Meeting of Stockholders.
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
2.1*
Stock Purchase Agreement, dated as of November 1, 2023, by and among Forum Energy Technologies, Inc., Forum Canada ULC, Variperm Holdings Ltd., Variperm Energy Services Partnership, Jamie Olson, Elise Robertson, Slotting RemainCo Limited Partnership and Variperm Energy Services Partnership as the Sellers’ Representative (incorporated herein by reference to Exhibit 2.1 on the Company’s Current Report on Form 8-K, filed on November 3, 2023).

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

3.3*
Third Amended and Restated Bylaws of Forum Energy Technologies, Inc. dated May 12, 2023 (incorporated herein by reference to Exhibit 3.1 on the Company’s Current Report on Form 8-K, filed on May 17, 2023).

4.1*	Form of Common Stock Certificate (incorporated herein by reference to Exhibit 4.1 to Amendment No. 3 to the Company’s Registration Statement, filed on December 29, 2011).

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

10.1*#	Form of Nonstatutory Stock Option Agreement (Employees and Consultants) (incorporated herein by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q, filed on April 29, 2014).

10.2*#	Form of Nonstatutory Stock Option Agreement (Employees and Consultants) (incorporated herein by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q, filed on May 1, 2015).

10.3*#
Form of Nonstatutory Stock Option Agreement - Three Year Cliff Vesting (Employees and Consultants) (incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, filed on October 30, 2015).

10.4*#
Indemnification Agreement dated as of August 2, 2010 between Forum Energy Technologies and C. Christopher Gaut (incorporated herein by reference to Exhibit 10.9 to the Company’s Registration Statement, filed on August 31, 2011).

10.5*#
Form of Indemnification Agreement between Forum Energy Technologies, Inc. and the executive officers identified on Annex A thereto (incorporated herein by reference to Exhibit 10.10 to the Company’s Registration Statement, filed on August 31, 2011).

10.6*#
Form of Indemnification Agreement between Forum Energy Technologies and each of the directors identified on Annex A thereto (incorporated herein by reference to Exhibit 10.11 to the Company’s Registration Statement, filed on August 31, 2011).

10.7**#	Form of Indemnification Agreement (as of December 2023) between Forum Energy Technologies and its directors and executive officers party thereto.

10.8*#	Forum Energy Technologies, Inc. Severance Plan (incorporated herein by reference to Exhibit 10.15 to the Company’s Registration Statement, filed on August 31, 2011).

10.9*#
Forum Energy Technologies, Inc. 2010 Stock Incentive Plan (as amended and restated effective August 15, 2012) (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 10- Q, filed November 6, 2012).

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

10.18*
Third Amended and Restated Credit Agreement, dated as of October 30, 2017, by and among Forum Energy Technologies, Inc., Forum Canada ULC, Wells Fargo Bank, National Association, as administrative agent, and the lenders party thereto (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on November 2, 2017).

10.19*
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

10.20*
Master Assignment Agreement and Amendment No. 3 to Third Amended and Restated Credit Agreement, dated as of September 8, 2021, among the Company, as borrower, the other borrowers party thereto, the guarantors party thereto, the lenders party thereto, Wells Fargo Bank, National Association, as Administrative Agent, and the other parties named therein (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on September 8, 2021).

10.21*#
Amendment No. 4 to Third Amended and Restated Credit Agreement, dated as of March 30, 2023, by and among Forum Energy Technologies, Inc., Forum Canada ULC, Wells Fargo Bank, National Association, as administrative agent, and the lenders party thereto (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed on August 4, 2023).

10.22*#
Master Assignment Agreement and Amendment No. 5 to Third Amended and Restated Credit Agreement, dated November 1, 2023, by and among Forum Energy Technologies, Inc., Forum Canada ULC, Wells Fargo Bank, National Association, as administrative agent, and the lenders party thereto (incorporated herein by reference to Exhibit 10.1 on the Company’s Current Report on Form 8-K, filed on November 3, 2023).

10.23*
Forum Energy Technologies, Inc. Second Amended and Restated 2016 Stock and Incentive Plan (incorporated by reference to Appendix B to the Company’s Proxy Statement on Schedule 14A filed on April 2, 2020).

10.24*#
First Amendment to Forum Energy Technologies, Inc. Second Amended and Restated 2016 Stock and Incentive Plan (incorporated by reference to Exhibit 99.2 to the Company’s Registration Statement on Form S-8, filed on May 13, 2022).

10.25*
Registration Rights Agreement, dated as of August 4, 2020, among the Company and holders of New Notes party thereto. (incorporated by referenced to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on August 5, 2020).

10.26*#
Form of Special Performance Restricted Stock Unit Agreement (Employees and Consultants) (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed on May 7, 2021).

10.27*#
Form of 2021 Performance Restricted Stock Unit Agreement (Chief Executive Officer) (incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, filed on May 7, 2021).

10.28*#	Form of 2021 Performance Phantom Unit Agreement (Executive Management).(incorporated herein by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q, filed on May 7, 2021).

10.29*#	Form of 2021 Restricted Stock Unit Agreement (Executive Management) (incorporated herein by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q, filed on May 7, 2021).

10.30*#	Form of 2022 Restricted Stock Unit Agreement (Executive Management) (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed on May 6, 2022).

10.31*#	Form of 2022 Performance Restricted Stock Unit Agreement (Executive Management) (incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, filed on May 6, 2022).

10.32*#
Forum Energy Technologies, Inc. Amended and Restated 2021 Phantom Unit Agreement between Mr. C. Christopher Gaut and the Company (incorporated herein by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q, filed on May 6, 2022).

10.33*#
Forum Energy Technologies, Inc. 2022 Phantom Unit Agreement between Mr. C. Christopher Gaut and the Company(incorporated herein by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q, filed on May 6, 2022).

10.34*
Asset Purchase Agreement, dated December 31, 2020, by and among Forum US, Inc., Anvil International, LLC and, for the limited purposes set forth therein, Forum Energy Technologies, Inc. (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 4, 2021).

10.35*#
Letter Agreement between Mr. C. Christopher Gaut and Forum Energy Technologies (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 22, 2022).

10.36**#	C. Gaut Letter Agreement, dated December 1, 2023 (Non-Executive Chair Transition).

10.37*#	Form of 2023 Performance Restricted Stock Unit Agreement (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed on May 5, 2023).

10.38*#	Form of 2023 Restricted Stock Unit Agreement (incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, filed on May 5, 2023).

10.39*#	Form of 2023 Employee Cash Award (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed on November 3, 2023).

10.40**#	Form of 2023 Non-Employee Director Restricted Stock Unit Agreement.

21.1**	Subsidiaries of Forum Energy Technologies, Inc.

22.1**	Subsidiary guarantors of the Company’s Convertible Secured Notes due 2025.

23.1**	Consent of Deloitte & Touche LLP.

31.1**	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1**	Forum Energy Technologies, Inc. Clawback Policy.

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.

104**	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
* Previously filed.
** Filed herewith.
# Identifies management contracts and compensatory plans or arrangements.

Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FORUM ENERGY TECHNOLOGIES, INC.
	By:	/s/ D. Lyle Williams, Jr.
March 5, 2024		D. Lyle Williams, Jr.
Executive Vice President and Chief Financial Officer
(As Duly Authorized Officer and Principal Financial Officer)

March 5, 2024	By:	/s/ Katherine C. Keller
Katherine C. Keller
Senior Vice President and Chief Accounting Officer
(As Duly Authorized Officer and Principal Accounting Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Neal A. Lux	President and Chief Executive Officer (Principal Executive Officer)	March 5, 2024
Neal A. Lux

/s/ D. Lyle Williams, Jr.	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 5, 2024
D. Lyle Williams, Jr.

/s/ Katherine C. Keller	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	March 5, 2024
Katherine C. Keller

/s/ C. Cristopher Gaut	Chairman of the Board	March 5, 2024
C. Cristopher Gaut

/s/ Evelyn M. Angelle	Director	March 5, 2024
Evelyn M. Angelle

/s/ Leslie A. Beyer	Director	March 5, 2024
Leslie A. Beyer

/s/ John A. Carrig	Director	March 5, 2024
John A. Carrig

/s/ Michael McShane	Director	March 5, 2024
Michael McShane

/s/ Louis A. Raspino	Director	March 5, 2024
Louis A. Raspino

/s/ Paul E. Rowsey III	Director	March 5, 2024
Paul E. Rowsey III