Form 10-Q
period 2024-03-31
FORUM ENERGY TECHNOLOGIES, INC.
filed 2024-05-03
CIK 1401257

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________
Form 10-Q
___________________________________

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2024

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of April 26, 2024, there were 12,283,670 common shares outstanding.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
Forum Energy Technologies, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended March 31,
(in thousands, except per share information)	2024	2023
Revenue	$202,392	$188,957
Cost of sales	138,633	136,855
Gross profit	63,759	52,102
Operating expenses
Selling, general and administrative expenses	54,666	45,511
Transaction expenses	5,921	—
Gain on disposal of assets and other	(28)	(260)
Total operating expenses	60,559	45,251
Operating income	3,200	6,851
Other expense
Interest expense	8,760	4,549
Foreign exchange and other losses, net	1,227	2,972
Total other expense	9,987	7,521
Loss before income taxes	(6,787)	(670)
Income tax expense	3,528	2,816
Net loss	$(10,315)	$(3,486)

Weighted average shares outstanding
Basic	12,201	10,179
Diluted	12,201	10,179
Loss per share
Basic	$(0.85)	$(0.34)
Diluted	$(0.85)	$(0.34)

Other comprehensive income (loss), net of tax of $0:
Net loss	$(10,315)	$(3,486)
Change in foreign currency translation	(804)	4,158
Gain (loss) on pension liability	(15)	15
Comprehensive income (loss)	$(11,134)	$687
The accompanying notes are an integral part of these condensed consolidated financial statements.

Forum Energy Technologies, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)

(in thousands, except share information)	March 31, 2024	December 31, 2023
Assets
Current assets
Cash and cash equivalents	$48,488	$46,165
Accounts receivable—trade, net of allowances of $9,983 and $10,850	161,978	146,747
Inventories, net	303,003	299,639
Prepaid expenses and other current assets	20,893	21,887
Costs and estimated profits in excess of billings	10,488	13,365
Accrued revenue	1,935	1,801
Total current assets	546,785	529,604
Property and equipment, net of accumulated depreciation	87,660	61,401
Operating lease assets	54,818	55,399
Deferred financing costs, net	2,585	1,159
Intangible assets, net	261,405	167,970
Goodwill	63,202	—
Deferred income taxes, net	130	368
Other long-term assets	4,804	5,160
Total assets	$1,021,389	$821,061
Liabilities and equity
Current liabilities
Current portion of long-term debt	$5,150	$1,186
Accounts payable—trade	108,254	125,918
Accrued liabilities	64,937	62,463
Deferred revenue	10,276	10,551
Billings in excess of costs and profits recognized	4,480	4,221
Total current liabilities	193,097	204,339
Long-term debt, net of current portion	282,302	129,567
Deferred income taxes, net	28,183	940
Operating lease liabilities	59,898	61,450
Other long-term liabilities	11,707	12,132
Total liabilities	575,187	408,428
Commitments and contingencies
Equity
Common stock, $0.01 par value, 14,800,000 shares authorized, 12,992,570 and 10,901,878 shares issued	130	109
Additional paid-in capital	1,413,970	1,369,288
Treasury stock at cost, 708,900 and 708,900 shares	(142,057)	(142,057)
Retained deficit	(709,786)	(699,471)
Accumulated other comprehensive loss	(116,055)	(115,236)
Total equity	446,202	412,633
Total liabilities and equity	$1,021,389	$821,061
The accompanying notes are an integral part of these condensed consolidated financial statements.

Forum Energy Technologies, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
(in thousands)	2024	2023
Cash flows from operating activities
Net loss	$(10,315)	$(3,486)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation expense	4,072	2,570
Amortization of intangible assets	9,766	6,016
Inventory write down	534	892
Stock-based compensation expense	1,573	841
Deferred income taxes	(1,002)	421
Noncash losses and other, net	1,299	1,398
Changes in operating assets and liabilities
Accounts receivable—trade	8,783	(10,047)
Inventories	8,577	(18,123)
Prepaid expenses and other assets	2,694	1,037
Cost and estimated profit in excess of billings	2,822	769
Accounts payable, deferred revenue and other accrued liabilities	(24,071)	(5,527)
Billings in excess of costs and estimated profits earned	291	111
Net cash provided by (used in) operating activities	5,023	(23,128)
Cash flows from investing activities
Capital expenditures for property and equipment	(2,910)	(1,083)
Proceeds from sale of property and equipment	177	264
Payments related to business acquisition, net of cash acquired	(150,086)	—
Net cash used in investing activities	(152,819)	(819)
Cash flows from financing activities
Borrowings on Credit Facility	245,167	119,426
Repayments on Credit Facility	(148,696)	(94,426)
Proceeds from issuance of Seller Term Loan	59,677	—
Payment of capital lease obligations	(147)	(273)
Deferred financing costs	(3,070)	—
Repurchases of stock	—	(3,497)
Payment of withheld taxes on stock-based compensation plans	(1,090)	(1,873)
Net cash provided by financing activities	151,841	19,357

Effect of exchange rate changes on cash	(1,722)	325

Net increase (decrease) in cash, cash equivalents and restricted cash	2,323	(4,265)
Cash, cash equivalents and restricted cash at beginning of period	46,165	51,029
Cash, cash equivalents and restricted cash at end of period	$48,488	$46,764

Noncash activities
Operating lease right of use assets obtained in exchange for lease obligations	$2,775	$1,835
Finance lease right of use assets obtained in exchange for lease obligations	750	926
Stock issuance related to business acquisition	44,220	—
Conversion of debt to common stock	—	113,650
The accompanying notes are an integral part of these condensed consolidated financial statements.

Forum Energy Technologies, Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited)

Three Months Ended March 31, 2024
(in thousands)	Common stock	Additional paid-in capital	Treasury stock	Retained deficit	Accumulated other comprehensive income / (loss)	Total equity
Balance at December 31, 2023	$109	$1,369,288	$(142,057)	$(699,471)	$(115,236)	$412,633
Stock-based compensation expense	—	1,573	—	—	—	1,573
Restricted stock issuance, net of forfeitures	1	(1,091)	—	—	—	(1,090)
Stock issuance related to business acquisition	20	44,200	—	—	—	44,220
Currency translation adjustment	—	—	—	—	(804)	(804)
Change in pension liability	—	—	—	—	(15)	(15)
Net loss	—	—	—	(10,315)	—	(10,315)
Balance at March 31, 2024	$130	$1,413,970	$(142,057)	$(709,786)	$(116,055)	$446,202
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
In management's opinion, all adjustments, consisting of normal recurring adjustments, necessary for the fair statement of the Company’s financial position, results of operations and cash flows have been included. Operating results for the three months ended March 31, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024 or any other interim period.
These interim financial statements are unaudited and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America (“U.S. GAAP”) for complete consolidated financial statements and should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2023, which are included in the Company’s 2023 Annual Report on Form 10-K filed with the SEC on March 5, 2024.
Change of Segment
In the first quarter 2024, following the Variperm Holdings Ltd. ("Variperm") acquisition, we aligned our reportable segments with business activity drivers, our customer base, and the manner in which we review and evaluate operating performance. FET now operates in the following two reportable segments: (1) Drilling and Completions and (2) Artificial Lift and Downhole. Refer to Note 10 Business Segments for the product lines making up each segment. Our historical results of operations were recast retrospectively to reflect these changes in accordance with U.S. GAAP.
2. Recent Accounting Pronouncements
From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board ("FASB"), which the Company adopts as of the specified effective date. Unless otherwise discussed, management believes that the impact of recently issued standards, which are not yet effective, will not have a material impact on the Company's consolidated financial statements upon adoption.
Accounting Standards Issued But Not Yet Adopted
Segment Reporting (Topic 280). In November 2023, FASB issued ASU 2023-07, which improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant expenses. This update is effective retrospectively for fiscal years beginning after December 15, 2023, and interim periods within fiscal years after December 15, 2024. Early adoption is permitted. The Company is in the process of evaluating the impact it may have on our consolidated financial statements.
Income Taxes (Topic 740). In December 2023, FASB issued ASU 2023-09, which improves income tax disclosures. This update is effective for fiscal years beginning after December 15, 2025. Early adoption is permitted. This update should be applied prospectively but retrospective application is permitted. The Company is in the process of evaluating the impact it may have on our consolidated financial statements.
3. Revenue
Revenue is recognized when control of the promised goods or services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to receive in exchange for those goods or services. For a detailed discussion of our revenue recognition policies, refer to the Company’s 2023 Annual Report on Form 10-K.

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
The following table reflects the changes in our contract assets and contract liabilities balances for the three months ended March 31, 2024 (in thousands):

	March 31, 2024	December 31, 2023	Decrease
			$	%
Accrued revenue	$1,935	$1,801
Costs and estimated profits in excess of billings	10,488	13,365
Contract assets - current	12,423	15,166
Contract assets - noncurrent	1,070	1,828
Contract assets	$13,493	$16,994	$(3,501)	(21)%

Deferred revenue	$10,276	$10,551
Billings in excess of costs and profits recognized	4,480	4,221
Contract liabilities	$14,756	$14,772	$(16)	—%
During the three months ended March 31, 2024, our contract assets decreased by $3.5 million and our contract liabilities decreased nominally primarily due to the timing of milestone billings for projects in our Subsea product line. The noncurrent portion of contract assets is recorded on the consolidated balance sheets as other long-term assets.
During the three months ended March 31, 2024, we recognized $5.5 million of revenue that was included in the contract liabilities balance at the beginning of the period.
Substantially all of our contracts are less than one year in duration. As such, we have elected to apply the practical expedient which allows an entity to exclude disclosures about its remaining performance obligations if such obligation is part of a contract that has an original expected duration of one year or less.

Forum Energy Technologies, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
4. Acquisition
On January 4, 2024, the Company and its wholly owned subsidiary acquired all of the issued and outstanding common shares of Variperm (the “Variperm Acquisition”). Variperm, headquartered in Canada, is a manufacturer of downhole technology solutions, providing sand and flow control products for heavy oil applications.
Total consideration for the Variperm Acquisition includes approximately $150.0 million of cash and 2.0 million shares of the Company’s common stock determined using the market price at closing date, which was subject to customary purchase price adjustments. In connection with the closing, to fund the cash portion of the purchase price, the Company borrowed $90.0 million under its senior secured asset-based lending facility (“Credit Facility”) on January 2, 2024 and entered into a $60.0 million second lien seller term loan credit agreement (“Seller Term Loan”) on January 4, 2024. In March 2024, in connection with the finalization of working capital adjustments, the principal amount of the Seller Term Loan was reduced by $0.3 million.
During the three months ended March 31, 2024, the Company recognized acquisition-related costs of $5.9 million for consulting fees and other costs expensed as transaction expenses. The acquisition of business on the statement of cash flow is presented net of the cash and cash equivalents acquired.
The following table summarizes the fair value of identified assets acquired and liabilities assumed at the date of acquisition. The preliminary allocation of consideration transferred is based on management's estimates, judgments and assumptions. These estimates, judgments and assumptions are subject to change upon final valuation and should be treated as preliminary values. Management estimated that consideration paid exceeded the fair value of the net assets acquired. Therefore, goodwill of $63.9 million was recorded, most of which is not expected to be deductible for income tax purposes. The final allocation of purchase consideration could include changes in the estimated fair value of inventories; property, plant and equipment; intangible assets comprising of customer relationships, backlog and trade names; deferred income taxes; and leases. The Company has preliminarily estimated the useful lives of customer relationships, backlog and trade names as approximately eight years, two years and eight years, respectively.
The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of the acquisition (in thousands):

Cash and cash equivalents	$4,388
Accounts receivable—trade	24,036
Inventories	13,422
Property and equipment	26,213
Intangible assets	104,600
Prepaid expenses and other assets	3,718
Total assets acquired	176,377
Current liabilities	11,760
Long-term liabilities	29,864
Total liabilities assumed	41,624
Total identifiable net assets acquired	134,753
Goodwill	63,941
Total purchase consideration	$198,694
The excess of the total equity value of Variperm based on the purchase consideration over net assets acquired was recorded as goodwill. The goodwill is primarily attributable to revenue synergies and assembled workforce expected to be realized from the acquisition. Intangible assets acquired as a result of the Variperm Acquisition are amortized on a straight-line basis to reflect the pattern in which the economic benefits of the intangible assets are realized. Acquired goodwill and intangibles relate to our Downhole reporting unit and Downhole asset group.
The fair value for trade names were estimated using the income approach, specifically the relief-from-royalty method which estimates the cost savings that accrue to the owner of the intangible assets that would otherwise be payable as royalties or licenses fees on revenues earned through the use of the asset. The fair value of customer relationships and backlog were estimated using the multi-period excess earnings method. The excess earning

Forum Energy Technologies, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
method model estimates revenues and cash flows derived from the asset and then deducts portions of the cash flow that can be attributed to supporting assets. The resulting cash flow, which is attributable solely to the asset acquired, is then discounted at a rate of return commensurate with the risk of the asset to calculate the present value.
Unaudited Pro Forma Financial Information
The acquired Variperm business contributed revenues and net income of $27.4 million and $4.4 million, respectively, to the Company for the period from January 4, 2024 to March 31, 2024. The following unaudited pro forma summary presents the results of operations of the Company as if the acquisition of Variperm occurred on January 1, 2023:

	Three Months Ended
	March 31,
	2024	2023
Revenue	$202,392	$226,700
Net income (loss)	(7,148)	(5,587)
The amounts have been calculated after applying the Company's accounting policies and adjusting the results of Variperm to reflect additional depreciation, amortization, and other purchase accounting adjustments assuming the fair value adjustments to the property, plant and equipment and intangibles assets and other purchase accounting adjustments have been applied on January 1, 2023. The pro forma amounts do not include any potential cost savings or other expected benefits of the acquisition, and are presented for illustrative purposes only and are not necessarily indicative of results that would have been achieved if the acquisition had occurred as of January 1, 2023 or of future operating performance.
5. Inventories
The Company's significant components of inventory at March 31, 2024 and December 31, 2023 were as follows (in thousands):

	March 31, 2024	December 31, 2023
Raw materials and parts	$99,096	$92,563
Work in process	27,574	28,693
Finished goods	212,782	216,570
Total inventories	339,452	337,826
Less: inventory reserve	(36,449)	(38,187)
Inventories, net	$303,003	$299,639

Forum Energy Technologies, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
6. Goodwill and Intangible Assets
Goodwill
The changes in the carrying amount of goodwill from December 31, 2023 to March 31, 2024, were as follows (in thousands):

Artificial Lift and Downhole
Goodwill, December 31, 2023	$—
Acquisitions	63,941
Impact on non-U.S. local currency translation	(739)
Goodwill, March 31, 2024	$63,202
Goodwill is not amortized and is tested for impairment at least annually or when events and circumstances indicate that fair value may be below its carrying value.
Intangible Assets
Intangible assets consisted of the following as of March 31, 2024 and December 31, 2023, respectively (in thousands):

	March 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Intangibles	Amortization Period (In Years)
Customer relationships	$366,577	$(171,760)	$194,817	10 - 35
Patents and technology	88,983	(42,533)	46,450	5 - 19
Trade names	46,677	(29,423)	17,254	7 - 19
Trademarks	5,089	(2,205)	2,884	15
Non-compete agreements	189	(189)	—	5
Total intangible assets	$507,515	$(246,110)	$261,405

	December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Intangibles	Amortization Period (In Years)
Customer relationships	$267,838	$(164,672)	$103,166	10 - 35
Patents and technology	89,151	(41,189)	47,962	5 - 19
Trade names	42,847	(28,974)	13,873	7 - 19
Trademarks	5,089	(2,120)	2,969	15
Non-compete agreements	190	(190)	—	5
Total intangible assets	$405,115	$(237,145)	$167,970

Forum Energy Technologies, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
7. Debt
Debt as of March 31, 2024 and December 31, 2023 consisted of the following (in thousands):

	March 31, 2024	December 31, 2023
2025 Notes	$134,208	$134,208
Seller Term Loan	59,677	—
Credit Facility	96,471	—
Other debt	3,340	2,864
Long-term debt, principal amount	293,696	137,072
Unamortized debt discount	(4,341)	(5,074)
Debt issuance cost	(1,903)	(1,245)
Long-term debt, carrying value	287,452	130,753
Less: current portion	(5,150)	(1,186)
Long-term debt, net of current portion	$282,302	$129,567
2025 Notes
Our 9.00% convertible secured notes due August 2025 (“2025 Notes”), of which $134.2 million principal amount was outstanding at March 31, 2024, pay interest at the rate of 9.00%, of which 6.25% is payable in cash and 2.75% is payable in cash or additional notes, at the Company’s option. The 2025 Notes are secured by a first lien on substantially all of the Company’s assets, except for Credit Facility priority collateral, which secures the 2025 Notes on a second lien basis. In January 2023, $122.8 million or 48% of the then-outstanding principal amount of the 2025 Notes mandatorily converted into approximately 4.5 million shares of common stock.
Seller Term Loan
On January 4, 2024, the Company entered into the Seller Term Loan in connection with the closing of the Variperm Acquisition, which had an initial principal amount of $60.0 million and matures in December 2026. In March 2024, in connection with the finalization of purchase price adjustments, the principal amount of the Seller Term Loan was reduced by $0.3 million. The Seller Term Loan bears interest at the rate of (i) 11.00% per year for the period commencing on the Closing Date to (but excluding) the first anniversary of the Closing Date, (ii) 17.00% per annum for the period commencing on the first anniversary of the Closing Date to (but excluding) the second anniversary of the Closing Date and (iii) 17.50% per annum for the period commencing on the second anniversary of the Closing Date to (but excluding) the maturity date. The Company has an option to prepay the Seller Term Loan anytime without premium or penalty.
The Seller Term Loan requires the Company to maintain a fixed charge coverage ratio of at least 1.00 to 1.00 as of the last day of each fiscal quarter commencing at the time excess availability is less than the greater of (x) 12.5% of the Line Cap and (y) $31.25 million and continuing until excess availability exceeds the greater of (x) 12.5% of the Line Cap and (y) $31.25 million for 60 consecutive days. “Line Cap” has the meaning set forth in the Credit Facility.
Subject to customary exceptions, all obligations under the Seller Term Loan are guaranteed, jointly and severally, by our wholly owned U.S. and Canadian subsidiaries and are secured by substantially all assets of each such entity and the Company, subject to customary exclusions pursuant to certain intercreditor arrangements.
The Seller Term Loan also contains customary representations and warranties and affirmative and negative covenants, as well as customary events of default, with corresponding grace periods, including, without limitation, payment defaults, cross-defaults to other agreements evidencing indebtedness and bankruptcy-related defaults.
Credit Facility
Our Credit Facility, which has a maturity date, subject to certain exceptions, of September 2028, provides revolving credit commitments of $250.0 million (with a sublimit of up to $70.0 million available for the issuance of letters of credit for the account of the Company and certain of its domestic subsidiaries) (the “U.S. Line”), of which up to $50.0 million is available to certain of our Canadian subsidiaries for loans in U.S. or Canadian dollars (with a sublimit of up to $10.0 million available for the issuance of letters of credit for the account of our Canadian

Forum Energy Technologies, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
subsidiaries) (the “Canadian Line”). Lender commitments under the Credit Facility, subject to certain limitations, may be increased by an additional $100.0 million.
Availability under the Credit Facility is subject to a borrowing base calculated by reference to eligible accounts receivable in the U.S., Canada and certain other jurisdictions (subject to a cap) and eligible inventory in the U.S. and Canada. Our borrowing capacity under the Credit Facility could be reduced or eliminated, depending on future fluctuations in our receivables and inventory. As of March 31, 2024, our total borrowing base was $189.1 million, of which $96.5 million amount was drawn and $21.0 million was used as security for outstanding letters of credit, resulting in remaining availability of $71.6 million.
Borrowings under the U.S. Line bear interest at a rate equal to, at our option, either (a) the Secured Overnight Financing Rate (“SOFR”), subject to a floor of 0.00%, plus a margin of 2.25% to 2.75%, or (b) a base rate plus a margin of 1.25% to 1.75%, in each case based upon the Company's quarterly total net leverage ratio. The U.S. Line base rate is determined by reference to the greatest of (i) the federal funds rate plus 0.50% per annum, (ii) the one-month adjusted term SOFR plus 1.00% per annum, and (iii) the “prime rate” of interest announced by Wells Fargo Bank, National Association, subject to a floor of 0.00%.
Borrowings under the Canadian Line bear interest at a rate equal to, at our Canadian borrowers’ option, either (a) Canadian Overnight Repo Rate Average (“CORRA”), subject to a floor of 0.00%, plus a margin of 2.25% to 2.75%, or (b) a base rate plus a margin of 1.25% to 1.75%, in each case based upon the Company's quarterly net leverage ratio. The Canadian Line base rate is determined by reference to the greater of (i) the Floor, (ii) the one-month CORRA, and (iii) the prime rate for Canadian dollar commercial loans made in Canada as reported by Thomson Reuters, subject to a floor of 0.00%.
The weighted average interest rate under the Credit Facility was approximately 8.34% and 7.96% for the three months ended March 31, 2024 and 2023, respectively.
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

Forum Energy Technologies, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Letters of Credit and Guarantees
We execute letters of credit in the normal course of business to secure the delivery of product from specific vendors and also to guarantee our fulfillment of performance obligations relating to certain large contracts. The Company had $21.0 million and $20.3 million in total outstanding letters of credit as of March 31, 2024 and December 31, 2023, respectively.
8. Income Taxes
For interim periods, our income tax expense or benefit is computed based on our estimated annual effective tax rate and any discrete items that impact the interim periods. For the three months ended March 31, 2024 and 2023, the Company recorded a tax expense of $3.5 million and $2.8 million, respectively. The estimated annual effective tax rates for all periods were impacted by losses in jurisdictions where the recording of a tax benefit is not available. Furthermore, the tax expense or benefit recorded can vary from period to period depending on the Company’s relative mix of earnings and losses by jurisdiction. Finally, the Company believes that it is reasonably possible that a decrease of approximately $1.5 million of noncurrent unrecognized tax benefits may occur by the end of 2024 as a result of a lapse of the statute of limitations.
The Organization for Economic Co-operation and Development (“OECD”) introduced Base Erosion and Profit Shifting (“BEPS”) Pillar 2 rules that impose a global minimum tax rate of 15%. Numerous countries, including European Union member states, have enacted, or are expected to enact, legislation to be effective January 1, 2024 with general implementation of a global minimum tax by January 1, 2025. Based on current enacted legislation, we do not expect a material impact on our future effective tax rate.
We have deferred tax assets related to net operating loss and other tax carryforwards in the U.S. and in certain states and foreign jurisdictions. We recognize deferred tax assets to the extent that we believe these assets are more likely than not to be realized. In making such a determination, we consider all available positive and negative evidence, including, but not limited to, our recent history of pretax losses over the prior three year period, the goodwill and intangible asset impairments for various reporting units, the future reversals of existing taxable temporary differences, the projected future taxable income or loss and tax-planning. We believe that there is a reasonable possibility that within the next 12 months, a portion of the valuation allowance will no longer be needed. Release of the valuation allowance would result in the recognition of certain deferred tax assets and a decrease to income tax expense for the period the release is recorded. However, the exact timing and amount of the valuation allowance release are subject to change on the basis of the level of profitability that we are able to actually achieve. As of March 31, 2024, we do not anticipate being able to fully utilize all of the losses prior to their expiration in the following jurisdictions: the U.S., the U.K., Germany, Singapore, China and Saudi Arabia. As a result, we have certain valuation allowances against our deferred tax assets as of March 31, 2024.
9. Fair Value Measurements
The Company had $96.5 million and $59.7 million borrowings outstanding under the Credit Facility and Seller Term Loan as of March 31, 2024. The Credit Facility incurs interest at a variable interest rate, and therefore, the carrying amount approximates fair value. The Company has an option to prepay the Seller Term Loan anytime without premium or penalty, therefore, the carrying amount approximates fair value. The fair value of the debt is classified as a Level 2 measurement because interest rates charged are similar to other financial instruments with similar terms and maturities.
The fair value of our 2025 Notes is estimated using Level 2 inputs in the fair value hierarchy and is based on quoted prices for those or similar instruments. At March 31, 2024, the fair value and the carrying value of our 2025 Notes approximated $134.1 million and $128.8 million, respectively. At December 31, 2023, the fair value and the carrying value of our 2025 Notes approximated $130.9 million and $127.9 million, respectively.
There were no other significant outstanding financial instruments as of March 31, 2024 and December 31, 2023 that required measuring the amounts at fair value on a recurring basis. We did not change our valuation techniques associated with recurring fair value measurements from prior periods, and there were no transfers between levels of the fair value hierarchy during the three months ended March 31, 2024.

Forum Energy Technologies, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
10. Business Segments
In the first quarter 2024, following the Variperm Acquisition, we aligned our reportable segments with business activity drivers, our customer base, and the manner in which we review and evaluate operating performance. FET now operates in the following two reportable segments: (1) Drilling and Completions and (2) Artificial Lift and Downhole. Our historical results of operations were recast retrospectively to reflect these changes in accordance with U.S. GAAP.
The Drilling and Completions segment designs, manufactures and supplies products and solutions to the drilling, subsea, coiled tubing, well stimulation and intervention markets, including applications in oil and natural gas, renewable energy, defense and communications. The Artificial Lift and Downhole segment designs, manufactures and supplies products and solutions for the artificial lift, production and infrastructure markets.
The Company’s reportable segments are strategic units that offer distinct products and services. They are managed separately since each business segment requires different marketing strategies. Operating segments have not been aggregated as part of a reportable segment. The Company evaluates the performance of its reportable segments based on operating income. This segmentation is representative of the manner in which our Chief Operating Decision Maker and our board of directors make decisions on how to allocate resources and assess performance. We consider the Chief Operating Decision Maker to be the Chief Executive Officer.
The amounts indicated below as “Corporate” relate to costs and assets not allocated to the reportable segments.
Summary financial data by segment follows (in thousands):

	Three Months Ended
	March 31,
	2024	2023
Revenue
Drilling and Completions	$119,071	$126,764
Artificial Lift and Downhole	83,342	62,207
Eliminations	(21)	(14)
Total revenue	$202,392	$188,957

Segment operating income
Drilling and Completions	$4,559	$4,990
Artificial Lift and Downhole	11,786	8,633
Corporate	(7,252)	(7,032)
Segment operating income	9,093	6,591
Transaction expenses	5,921	—
Gain on disposal of assets and other	(28)	(260)
Operating income	$3,200	$6,851
A summary of consolidated assets by reportable segment is as follows (in thousands):

	March 31, 2024	December 31, 2023
Drilling and Completions	$593,294	$615,033
Artificial Lift and Downhole	413,533	178,785
Corporate	14,562	27,243
Total assets	$1,021,389	$821,061
Corporate assets primarily include cash, certain prepaid assets and deferred loan costs.

Forum Energy Technologies, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
The following table presents our revenues disaggregated by product line (in thousands):

	Three Months Ended
	March 31,
	2024	2023
Drilling	$36,472	$40,307
Subsea	21,835	12,806
Stimulation and Intervention	38,560	47,310
Coiled Tubing	22,204	26,341
Downhole	52,243	23,211
Production Equipment	18,482	19,896
Valve Solutions	12,617	19,100
Eliminations	(21)	(14)
Total revenue	$202,392	$188,957
The following table presents our revenues disaggregated by geography (in thousands):

	Three Months Ended
	March 31,
	2024	2023
United States	$111,317	$129,186
Canada	35,639	13,668
Europe & Africa	21,602	11,672
Middle East	17,355	17,982
Asia-Pacific	10,168	7,681
Latin America	6,311	8,768
Total revenue	$202,392	$188,957
11. Commitments and Contingencies
In the ordinary course of business, the Company is, and in the future could be, involved in various pending or threatened legal actions, some of which may or may not be covered by insurance. Management has reviewed such pending judicial and legal proceedings, the reasonably anticipated costs and expenses in connection with such proceedings, and the availability and limits of insurance coverage, and has established reserves that are believed to be appropriate in light of those outcomes that are believed to be probable and can be estimated. The reserves accrued at March 31, 2024 and December 31, 2023, respectively, are immaterial. In the opinion of management, the Company’s ultimate liability, if any, with respect to these actions is not expected to have a material adverse effect on the Company’s financial position, results of operations or cash flows.
For further disclosure regarding certain litigation matters, refer to Note 12 of the notes to the consolidated financial statements included in Item 8 of the Company’s 2023 Annual Report on Form 10-K filed with the SEC on March 5, 2024.

Forum Energy Technologies, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
12. Earnings (Loss) Per Share
The calculation of basic and diluted earnings per share for each period presented was as follows (dollars and shares in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2024	2023
Net loss	$(10,315)	$(3,486)

Weighted average shares outstanding - basic	12,201	10,179
Dilutive effect of stock options and restricted stock	—	—
Weighted average shares outstanding - diluted	12,201	10,179

Loss per share
Basic	$(0.85)	$(0.34)
Diluted	$(0.85)	$(0.34)
For the three months ended March 31, 2024 and 2023, we excluded all potentially dilutive restricted shares and stock options in calculating diluted earnings per share as the effect was anti-dilutive due to net losses incurred for these periods. Diluted earnings per share was calculated using treasury stock method for the restricted shares and stock options.
13. Stockholders' Equity
Stock-based compensation
During the three months ended March 31, 2024, the Company granted 86,391 performance restricted stock units (assuming target performance) to an employee that vest based upon the Company's total shareholder return compared to the total shareholder return of a group of peer companies over three different performance periods. The performance periods run from January 1, 2024 through December 31, 2024, January 1, 2024 through December 31, 2025 and January 1, 2024 through December 31, 2026, and 1/3 of each award is allocated to each performance period. The performance restricted stock units may settle for between 0% and 200% of the target units granted.
Also, the Company granted 20,000 time-based restricted stock units to employees that vest after 1 year.
Liability-classified awards
During the three months ended March 31, 2024, the Company granted 82,406 performance restricted stock units (assuming target performance) to employees with same terms as the performance restricted stock units above.
Also, during the three months ended March 31, 2024, the Company granted 168,797 time-based restricted stock units to employees that vest ratably over three years.
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
All forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q. We disclaim any obligation to update or revise these statements unless required by law, and you should not place undue reliance on these forward-looking statements. Although we believe that our plans, intentions and expectations reflected in or suggested by the forward-looking statements we make in this Quarterly Report on Form 10-Q are reasonable, forward-looking statements are not guarantees of future performance and involve risks and uncertainties that may cause actual results to differ materially from our plans, intentions or expectations. This may be the result of various factors, including, but not limited to, those factors discussed in “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K filed with the SEC on March 5, 2024, and elsewhere in this Quarterly Report on Form 10-Q. These cautionary statements qualify all forward-looking statements attributable to us or persons acting on our behalf.
Overview
We are a global manufacturing company serving the oil, natural gas, industrial and renewable energy industries. With headquarters in Houston, Texas, FET provides value added solutions aimed at improving the safety, efficiency, and environmental impact of our customers’ operations. Our highly engineered products include capital equipment and consumable products. FET’s customers include oil and natural gas operators, land and offshore drilling contractors, oilfield service companies, pipeline and refinery operators, and renewable energy and new energy companies. Consumable products are used by our customers in drilling, well construction and completion activities and at processing centers and refineries. Our capital products are directed at drilling rig equipment for constructing new or upgrading existing rigs, subsea construction and development projects, pressure pumping equipment, the placement of production equipment on new producing wells, downstream capital projects and capital equipment for renewable energy projects. For the three months ended March 31, 2024, approximately 80% of our revenue was derived from consumable products and activity-based equipment, while the balance was primarily derived from capital products with a small amount from rental and other services.
We expect that the world’s long-term energy demand will continue to rise for many decades. We also expect hydrocarbons will continue to play a vital role in meeting the world’s long-term energy needs while renewable energy sources develop to scale. As such, we remain focused on serving our customers in both oil and natural gas as well as renewable energy applications. We are continuing to develop products to help oil and gas operators lower expenses, increase production and reduce their emissions while also deploying our technologies in renewable energy applications.
In the first quarter 2024, following the Variperm Acquisition, we aligned our reportable segments with business activity drivers, our customer base, and the manner in which we review and evaluate operating performance. FET now operates in the following two reportable segments: (1) Drilling and Completions and (2) Artificial Lift and Downhole. Refer to Note 10 Business Segments for the product lines making up each segment. Our historical results of operations were recast retrospectively to reflect these changes in accordance with U.S. GAAP.

A summary of the products and services offered by each segment is as follows:
•Drilling and Completions. This segment designs, manufactures and supplies products and solutions to the drilling, subsea, coiled tubing, well stimulation and intervention markets, including applications in the oil and natural gas, renewable energy, defense and communications industries. The products and solutions consist primarily of (i) capital equipment and consumable products used in the drilling process; (ii) capital equipment and aftermarket products including subsea remotely operated vehicles (“ROVs”) and trenchers, submarine rescue vehicles, specialty components and tooling, and technical services; (iii) capital equipment and consumable products sold to the pressure pumping market, including hydraulic fracturing pumps, cooling systems, and high-pressure flexible hoses and flow iron; (iv) wireline cable and pressure control equipment used in the well completion and intervention service markets; and (v) coiled tubing strings and pressure control equipment used in coiled tubing operations, as well as coiled line pipe and related services.
•Artificial Lift and Downhole. This segment designs, manufactures and supplies products and solutions for the artificial lift, well construction, production and infrastructure markets. The products and solutions consist primarily of: (i) products designed to safeguard artificial lift equipment and downhole cables: (ii) well construction casing and cementing equipment; (iii) customized downhole technology solutions, providing sand and flow control products for heavy oil applications; (iv) engineered process systems, production equipment, as well as specialty separation equipment; and (v) a wide range of industrial valves focused on oil and natural gas as well as power generation, renewable energy and other general industrial applications.
Market Conditions
Generally, demand for our products and services is directly related to our customers’ capital and operating budgets. These budgets are heavily influenced by current and expected energy prices. In addition, demand for our capital products is driven by the utilization of service company equipment. Utilization is a function of equipment capacity and durability in demanding environments.
Compared to fourth quarter 2023, oil and natural gas prices have remained relatively flat despite tightened supply from OPEC+ production cuts and continued geopolitical tensions in Ukraine and the Middle East. These tensions could lead to a disruption to world energy markets and international supply chains. Although these near-term macroeconomic events have presented challenges, we expect that the world’s long-term energy demand will continue to rise and may outpace global supply as OPEC+ remains committed to maintaining stable oil prices. We expect that hydrocarbons will continue to play a vital role in meeting the world’s long-term energy needs while renewable energy sources become increasingly prominent.
The price of oil has varied dramatically over the last several years. Average West Texas Intermediate (“WTI”) and United Kingdom Brent (“Brent”) oil prices were slightly higher in the first quarter 2024 compared to the first quarter 2023. In addition, average natural gas prices were 18.6% lower in the first quarter 2024 compared to the first quarter 2023.
Our revenues, over the long-term, are highly correlated to the global drilling rig count, which decreased 5.3% during the first quarter 2024 compared to average global rig count during first quarter 2023. The decrease was driven by decline in North America rig count of 15.3%, offset by growth in international rig count of 5.5% compared to first quarter 2023. International markets are expected to continue to outpace the U.S. in 2024. In the U.S., publicly owned exploration and production companies are expected to continue to exercise disciplined capital spending while privately owned exploration and production companies fluctuate their activity in response to changes in oil and natural gas prices.

The table below shows average crude oil and natural gas prices for WTI, Brent, and Henry Hub:

	Three Months Ended
	March 31,	December 31,	March 31,
	2024	2023	2023
Average global oil, $/bbl
West Texas Intermediate	$77.50	$78.53	$75.93
United Kingdom Brent	$82.92	$84.01	$81.07

Average North American Natural Gas, $/Mcf
Henry Hub	$2.15	$2.74	$2.64
The table below shows the average number of active drilling rigs operating by geographic area and drilling for different purposes, based on the weekly rig count information published by Baker Hughes Company.

	Three Months Ended
	March 31,	December 31,	March 31,
	2024	2023	2023
Active Rigs by Location
United States	623	622	760
Canada	208	181	221
International	965	965	915
Global Active Rigs	1,796	1,768	1,896

Land vs. Offshore Rigs
Land	1,547	1,526	1,655
Offshore	249	242	241
Global Active Rigs	1,796	1,768	1,896

U.S. Commodity Target
Oil/Gas	502	500	603
Gas	118	118	155
Unclassified	3	4	2
Total U.S. Active Rigs	623	622	760

U.S. Well Path
Horizontal	560	557	697
Vertical	13	14	18
Directional	50	51	45
Total U.S. Active Rigs	623	622	760
The table below shows the amount of total inbound orders by segment:

	Three Months Ended
	March 31,	December 31,	March 31,
(in millions of dollars)	2024	2023	2023
Drilling and Completions	$116.6	$113.8	$121.3
Artificial Lift and Downhole	87.8	46.5	57.6
Total Orders	$204.4	$160.3	$178.9

Results of operations
Three months ended March 31, 2024 compared with three months ended March 31, 2023

	Three Months Ended March 31,		Change
(in thousands of dollars, except per share information)	2024	2023	$	%
Revenue
Drilling and Completions	$119,071	$126,764	$(7,693)	(6.1)%
Artificial Lift and Downhole	83,342	62,207	21,135	34.0%
Eliminations	(21)	(14)	(7)	*
Total revenue	202,392	188,957	13,435	7.1%
Segment operating income
Drilling and Completions	4,559	4,990	(431)	(8.6)%
Operating margin %	3.8%	3.9%
Artificial Lift and Downhole	11,786	8,633	3,153	36.5%
Operating margin %	14.1%	13.9%
Corporate	(7,252)	(7,032)	(220)	(3.1)%
Total segment operating income	9,093	6,591	2,502	38.0%
Operating margin %	4.5%	3.5%
Transaction expenses	5,921	—	5,921	*
Gain on disposal of assets and other	(28)	(260)	232	*
Operating income	3,200	6,851	(3,651)	(53.3)%
Interest expense	8,760	4,549	4,211	92.6%
Foreign exchange losses and other, net	1,227	2,972	(1,745)	*
Total other expense	9,987	7,521	2,466	32.8%
Loss before income taxes	(6,787)	(670)	(6,117)	(913.0)%
Income tax expense	3,528	2,816	712	25.3%
Net loss	$(10,315)	$(3,486)	$(6,829)	(195.9)%

Weighted average shares outstanding
Basic	12,201	10,179
Diluted	12,201	10,179
Loss per share
Basic	$(0.85)	$(0.34)
Diluted	$(0.85)	$(0.34)
* not meaningful

Revenue
Our revenue for the three months ended March 31, 2024 was $202.4 million, an increase of $13.4 million, or 7.1%, compared to the three months ended March 31, 2023. For the three months ended March 31, 2024, our Drilling and Completions and Artificial Lift and Downhole segments comprised 58.8% and 41.2% of our total revenue, respectively, which compared to 67.1% and 32.9% of our total revenue, respectively, for the three months ended March 31, 2023. The overall increase in revenue is primarily related to the revenue contributed from the acquired Variperm business, partially offset by the decline in overall global drilling and completions activities in 2024 compared to 2023. The changes in revenue by operating segment consisted of the following:
Drilling and Completions segment — Revenue was $119.1 million for the three months ended March 31, 2024, a decrease of $7.7 million, or 6.1%, compared to the three months ended March 31, 2023. Due to the decline in overall global drilling and completions activities, the decrease in revenue was led by an $8.8 million, or 18.5%, decrease in the Stimulation & Intervention product line, a $4.1 million, or 15.7%, decrease in the Coiled Tubing product line, and a $3.8 million, or 9.5%, decrease in the Drilling product line. The decrease was partially offset by an increase of $9.0 million, or 70.5%, in our Subsea product line due to higher project revenue recognized from ROVs and cable management systems.
Artificial Lift and Downhole segment — Revenue was $83.3 million for the three months ended March 31, 2024, an increase of $21.1 million, or 34.0%, compared to the three months ended March 31, 2023. Revenue for our Downhole product line increased by $29.0 million, or 125.1%, primarily due to revenue contributed from the acquired Variperm business and an increase in casing equipment sales. This increase was partially offset by an $6.5 million, or 33.9% decrease, in sales of our valve products, and $1.4 million, or 7.1%, decrease in sales within our Production Equipment product line.
Segment operating income (loss) and segment operating margin percentage
Segment operating income for the three months ended March 31, 2024 was $9.1 million, a $2.5 million increase compared to $6.6 million for the three months ended March 31, 2023. For the three months ended March 31, 2024, segment operating margin percentage was 4.5% compared to 3.5% for the three months ended March 31, 2023. Segment operating margin percentage is calculated by dividing segment operating income by revenue for the period. The change in operating income for each segment is explained as follows:
Drilling and Completions segment — Segment operating income was $4.6 million, or 3.8%, for the three months ended March 31, 2024 compared to $5.0 million, or 3.9%, for the three months ended March 31, 2023. The $0.4 million decrease in segment operating results is primarily attributable to lower demand for capital equipment that was nearly offset by higher project revenue in Subsea product line.
Artificial Lift and Downhole segment — Segment operating income was $11.8 million, or 14.1%, for the three months ended March 31, 2024 compared to $8.6 million, or 13.9%, for the three months ended March 31, 2023. The $3.2 million increase in segment operating results was primarily driven by the acquisition of Variperm and an increase in project revenue recognized from process oil treatment equipment, partially offset by the decline in sales of our valve products.
Corporate — Selling, general and administrative expenses for Corporate were $7.3 million for the three months ended March 31, 2024 compared to $7.0 million for the three months ended March 31, 2023. Corporate costs include, among other items, payroll related costs for management, administration, finance, legal, and human resources personnel; professional fees for legal, accounting and related services; and marketing costs.
Other items not included in segment operating income (loss)
Transaction expenses, gain (loss) on the disposal of assets and other are not included in segment operating income, but are included in total operating income.
Other income and expense
Other income and expense includes interest expense and foreign exchange gains (losses) and other. We incurred $8.8 million of interest expense during the three months ended March 31, 2024, an increase of $4.2 million compared to the three months ended March 31, 2023, due to the increased borrowings under our revolving Credit Facility and borrowings under the Seller Term Loan entered into in connection with the Variperm Acquisition. See Note 7 Debt for further details related to the Credit Facility and Seller Term Loan.

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
Taxes
We recorded tax expense of $3.5 million and $2.8 million for the three months ended March 31, 2024 and 2023, respectively. The estimated annual effective tax rates for the three months ended March 31, 2024 and 2023 were impacted by losses in jurisdictions where the recording of a tax benefit is not available. Furthermore, the tax expense or benefit recorded can vary from period to period depending on the Company’s relative mix of earnings and losses by jurisdiction.
Liquidity and capital resources
Sources and uses of liquidity
Our internal sources of liquidity are cash on hand and cash flows from operations, while our primary external sources include trade credit, the Credit Facility, the 2025 Notes and the Seller Term Loan. Our primary uses of capital have been for inventory, sales on credit to our customers, maintenance and growth capital expenditures, debt repayments and the acquisition of Variperm. We continually monitor other potential capital sources, including equity and debt financing, to meet our investment and target liquidity requirements. Our future success and growth will be highly dependent on our ability to generate positive operating cash flow and access outside sources of capital.
As of March 31, 2024, we had $134.2 million principal amount of 2025 Notes outstanding, $96.5 million of borrowings under our revolving Credit Facility and $59.7 million principal amount of the Seller Term Loan outstanding. The 2025 Notes mature in August 2025 and, subject to certain exceptions, the Credit Facility matures in September 2028 and the Seller Term Loan matures in December 2026. See Note 7 Debt for further details related to the terms for our debt arrangements.
As of March 31, 2024, we had cash and cash equivalents of $48.5 million and $71.6 million of availability under the Credit Facility. We anticipate that our future working capital requirements for our operations will fluctuate directionally with revenues. Furthermore, availability under the Credit Facility will fluctuate directionally based on the level of our eligible accounts receivable and inventory subject to applicable sublimits. In addition, we expect total 2024 capital expenditures to be approximately $10.0 million, primarily for replacement of end of life machinery and equipment.
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
In November 2021, our board of directors approved a program for the repurchase of outstanding shares of our common stock with an aggregate purchase amount of up to $10.0 million. Shares may be repurchased under the program from time to time, in amounts and at prices that the company deems appropriate, subject to market and business conditions, applicable legal requirements and other considerations. During the three months ended March 31, 2024, we did not repurchase shares of our common stock and the remaining authorization under this program is $2.4 million.
In January 2024, we completed the Variperm Acquisition for consideration of approximately $150.0 million of cash (subject to customary purchase price adjustments) and 2.0 million shares of our common stock. We may pursue additional acquisitions in the future, which may be funded with cash and/or equity.

Our cash flows for the three months ended March 31, 2024 and 2023 are presented below (in millions):

	Three Months Ended March 31,
	2024	2023
Net cash provided by (used in) operating activities	$5.0	$(23.1)
Net cash used in investing activities	(152.8)	(0.8)
Net cash provided by financing activities	151.8	19.3
Effect of exchange rate changes on cash	(1.7)	0.3
Net increase (decrease) in cash, cash equivalents and restricted cash	$2.3	$(4.3)
Net cash provided by (used in) operating activities
Net cash provided by operating activities was $5.0 million for the three months ended March 31, 2024 compared to net cash used in operating activities of $23.1 million for the three months ended March 31, 2023. This improvement in operating cash flow usage is primarily attributable to an increase in cash provided from working capital, mainly accounts receivable and inventories. It was offset by an increase in cash used for accounts payable and accrued liabilities of $24.1 million for the three months ended March 31, 2024 compared to $5.5 million for the three months ended March 31, 2023.
Net cash used in investing activities
Net cash used in investing activities was $152.8 million for the three months ended March 31, 2024, mainly related to Variperm Acquisition of $150.1 million and $2.9 million of capital expenditures, partially offset by $0.2 million of proceeds from the sale of property and equipment. Net cash used in investing activities was $0.8 million for the three months ended March 31, 2023, including $1.1 million of capital expenditures, partially offset by $0.3 million of proceeds from the sale of property and equipment.
Net cash provided by financing activities
Net cash provided by financing activities was $151.8 million for the three months ended March 31, 2024 compared to $19.4 million of cash provided by financing activities for the three months ended March 31, 2023, respectively. The change in net cash provided by financing activities primarily resulted from $96.5 million in borrowings from the revolving Credit Facility and net $59.7 million from the Seller Term Loan during the three months ended March 31, 2024 compared to a net $25.0 million of borrowings on the revolving Credit Facility during the three months ended March 31, 2023.
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
We are presenting the following summarized financial information for the Company and the subsidiary guarantors pursuant to Rule 13-01 of Regulation S-X, Guarantors and Issuers of Guaranteed Securities Registered or Being Registered. For purposes of the following summarized financial information, transactions between the Company and the subsidiary guarantors, presented on a combined basis, have been eliminated and information for the non-guarantor subsidiaries have been excluded. Amounts due to the non-guarantor subsidiaries and other related parties, as applicable, have been separately presented within the summarized financial information below.
Summarized financial information for the year-to-date interim period and the most recent annual period was as follows (in thousands):

	Three Months Ended
	March 31,
Summarized Statements of Operations	2024	2023
Revenue	$131,926	$151,263
Cost of sales	100,005	116,471
Operating income	(1,751)	2,667
Net loss	(10,315)	(3,486)

	March 31, 2024	December 31, 2023
Summarized Balance Sheet
Current assets	$363,462	$388,817
Non-current assets	249,886	251,901

Current liabilities	$130,647	$144,493
Payables to non-guarantor subsidiaries	5,480	190,816
Non-current liabilities	318,849	178,811
Critical accounting policies and estimates
There have been no material changes in our critical accounting policies and procedures during the three months ended March 31, 2024. For a detailed discussion of our critical accounting policies and estimates, refer to our 2023 Annual Report on Form 10-K. For recent accounting pronouncements, refer to Note 2 Recent Accounting Pronouncements.
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
Our management, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b) as of March 31, 2024. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2024.
Changes in Internal Control over Financial Reporting
In January 2024, we completed the acquisition of Variperm. We are currently integrating Variperm into our internal controls over financial reporting. Except for the inclusion of Variperm, there have been no changes in our internal control over financial reporting during the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
Information related to Item 1. Legal Proceedings is included in Note 11 Commitments and Contingencies, which is incorporated herein by reference.
Item 1A. Risk Factors
For additional information about our risk factors, see “Risk Factors” in Item 1A of our 2023 Annual Report on Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
In November 2021, our board of directors approved a program for the repurchase of outstanding shares of our common stock with an aggregate purchase amount of up to $10.0 million. Shares may be repurchased under the program from time to time, in amounts and at prices that the Company deems appropriate, subject to market and business conditions, applicable legal requirements and other considerations. The program may be executed using open market purchases pursuant to Rule 10b-18 under the Exchange Act, in privately negotiated agreements, or by way of issuer tender offers, Rule 10b5-1 plans or other transactions. From the inception of the program through March 31, 2024, we have repurchased approximately 298 thousand shares of our common stock for aggregate consideration of approximately $7.6 million. Remaining authorization under this program is $2.4 million.
No shares were purchased during the three months ended March 31, 2024.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Rule 10b5-1 Trading Plan
During the quarter ended March 31, 2024, no director or Section 16 officer adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements.

Item 6. Exhibits

Exhibit
Number		DESCRIPTION

4.1*	—
First Supplemental Indenture, dated as of January 4, 2024, by and among Forum, the subsidiary guarantors party thereto and U.S. Bank Trust Company, National Association (as successor to U.S. Bank National Association), as trustee (incorporated by reference to Exhibit 4.1 to Forum’s Current Report on Form 8-K filed on January 8, 2024).

10.1**#	—	Form of 2024 Performance Restricted Stock Unit Agreement - Executive.

10.2**#	—	Form of 2024 Restricted Stock Unit Agreement - Executive.

10.3**#	—	Form of 2024 Performance Restricted Stock Unit Agreement (with Cash Settlement Option) - Executive.

10.4**#	—	Form of 2024 Restricted Stock Unit Agreement (with Cash Settlement Option) - Executive.

10.5**#	—	Form of 2024 Restricted Stock Unit Agreement - Non Executive Director.

10.6**#	—	Form of 2024 Restricted Stock Award Agreement - Non Executive Director.

10.7**#	—	Form of 2024 Cash Award Agreement - Executive.

10.8*	—
Second Lien Seller Term Loan Credit Agreement, dated as of January 4, 2024, by and among Forum, the lenders party thereto, and Variperm Energy Services Partnership (“VES Partnership”), as administrative and collateral agent for each of the lenders (incorporated by reference to Exhibit 10.1 to Forum’s Current Report on Form 8-K filed on January 8, 2024).

10.9*	—
Amendment No. 1 to Second Lien Seller Term Loan Credit Agreement, dated as of April 10, 2024, by and among Forum, the lenders party thereto, and VES Partnership, as administrative and collateral agent for each of the lenders.

10.10*	—
Investor Rights Agreement, dated as of January 4, 2024, by and among Forum, the Sellers and James Nurcombe (incorporated by reference to Exhibit 10.2 to Forum’s Current Report on Form 8-K filed on January 8, 2024).

22.1*	—	Subsidiary guarantors of the Company's Convertible Secured Notes due 2025.

31.1**	—	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	—	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	—	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	—	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	—	Inline XBRL Instance Document.

101.SCH**	—	Inline XBRL Taxonomy Extension Schema Document.

101.CAL**	—	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB**	—	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE**	—	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF**	—	Inline XBRL Taxonomy Extension Definition Linkbase Document.

104**	—	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*Previously filed.
**Filed herewith.
#Identifies management contracts and compensatory plans or arrangements.

SIGNATURES
As required by Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has authorized this report to be signed on its behalf by the undersigned authorized individuals.

FORUM ENERGY TECHNOLOGIES, INC.
Date:	May 3, 2024	By:	/s/ D. Lyle Williams, Jr.
D. Lyle Williams, Jr.
Executive Vice President and Chief Financial Officer
(As Duly Authorized Officer and Principal Financial Officer)

		By:	/s/ Katherine C. Keller
Katherine C. Keller
Senior Vice President and Chief Accounting Officer
(As Duly Authorized Officer and Principal Accounting Officer)