Form 10-Q
period 2024-06-30
FORUM ENERGY TECHNOLOGIES, INC.
filed 2024-08-02
CIK 1401257

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________
Form 10-Q
___________________________________

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2024

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of July 26, 2024, there were 12,283,670 common shares outstanding.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
Forum Energy Technologies, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share information)	2024	2023	2024	2023
Revenue	$205,209	$185,449	$407,601	$374,406
Cost of sales	142,136	134,143	280,769	270,998
Gross profit	63,073	51,306	126,832	103,408
Operating expenses
Selling, general and administrative expenses	53,691	44,357	108,357	89,868
Transaction expenses	1,228	—	7,149	—
Loss on disposal of assets and other	220	542	192	282
Total operating expenses	55,139	44,899	115,698	90,150
Operating income	7,934	6,407	11,134	13,258
Other expense
Interest expense	8,659	4,689	17,419	9,238
Foreign exchange losses and other, net	3,006	6,436	4,233	9,408
Loss on extinguishment of debt	463	—	463	—
Total other expense	12,128	11,125	22,115	18,646
Loss before income taxes	(4,194)	(4,718)	(10,981)	(5,388)
Income tax expense	2,502	1,861	6,030	4,677
Net loss	$(6,696)	$(6,579)	$(17,011)	$(10,065)

Weighted average shares outstanding
Basic	12,330	10,210	12,266	10,195
Diluted	12,330	10,210	12,266	10,195
Loss per share
Basic	$(0.54)	$(0.64)	$(1.39)	$(0.99)
Diluted	$(0.54)	$(0.64)	$(1.39)	$(0.99)

Other comprehensive income (loss), net of tax of $0:
Net loss	$(6,696)	$(6,579)	$(17,011)	$(10,065)
Change in foreign currency translation	621	7,749	(183)	11,907
Gain (loss) on pension liability	(5)	6	(20)	21
Comprehensive income (loss)	$(6,080)	$1,176	$(17,214)	$1,863
The accompanying notes are an integral part of these condensed consolidated financial statements.

Forum Energy Technologies, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)

(in thousands, except share information)	June 30, 2024	December 31, 2023
Assets
Current assets
Cash and cash equivalents	$31,826	$46,165
Accounts receivable—trade, net of allowances of $9,392 and $10,850	164,247	146,747
Inventories, net	291,087	299,639
Prepaid expenses and other current assets	19,828	21,887
Costs and estimated profits in excess of billings	12,715	13,365
Accrued revenue	1,615	1,801
Total current assets	521,318	529,604
Property and equipment, net of accumulated depreciation	85,076	61,401
Operating lease assets	52,514	55,399
Deferred financing costs, net	2,441	1,159
Intangible assets, net	249,826	167,970
Goodwill	62,689	—
Deferred income taxes, net	132	368
Other long-term assets	2,761	5,160
Total assets	$976,757	$821,061
Liabilities and equity
Current liabilities
Current portion of long-term debt	$6,518	$1,186
Accounts payable—trade	111,150	125,918
Accrued liabilities	61,862	62,463
Deferred revenue	10,331	10,551
Billings in excess of costs and profits recognized	4,213	4,221
Total current liabilities	194,074	204,339
Long-term debt, net of current portion	246,348	129,567
Deferred income taxes, net	26,546	940
Operating lease liabilities	57,520	61,450
Other long-term liabilities	10,279	12,132
Total liabilities	534,767	408,428
Commitments and contingencies
Equity
Common stock, $0.01 par value, 14,800,000 shares authorized, 12,992,570 and 10,901,878 shares issued	130	109
Additional paid-in capital	1,415,838	1,369,288
Treasury stock at cost, 708,900 and 708,900 shares	(142,057)	(142,057)
Retained deficit	(716,482)	(699,471)
Accumulated other comprehensive loss	(115,439)	(115,236)
Total equity	441,990	412,633
Total liabilities and equity	$976,757	$821,061
The accompanying notes are an integral part of these condensed consolidated financial statements.

Forum Energy Technologies, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
(in thousands)	2024	2023
Cash flows from operating activities
Net loss	$(17,011)	$(10,065)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation expense	8,224	5,027
Amortization of intangible assets	19,645	12,043
Inventory write down	1,821	1,564
Stock-based compensation expense	3,104	2,098
Loss on extinguishment of debt	463	—
Deferred income taxes	(2,272)	695
Other	3,380	2,929
Changes in operating assets and liabilities
Accounts receivable—trade	5,854	(14,671)
Inventories	18,769	(33,772)
Prepaid expenses and other current assets	6,092	(3,205)
Cost and estimated profit in excess of billings	621	2,845
Accounts payable, deferred revenue and other accrued liabilities	(20,636)	2,436
Billings in excess of costs and profits recognized	19	2,585
Net cash provided by (used in) operating activities	28,073	(29,491)
Cash flows from investing activities
Capital expenditures for property and equipment	(4,408)	(2,809)
Proceeds from sale of property and equipment	18	1,106
Payments related to business acquisition, net of cash acquired	(150,086)	—
Net cash used in investing activities	(154,476)	(1,703)
Cash flows from financing activities
Borrowings on Credit Facility	386,178	216,843
Repayments on Credit Facility	(313,397)	(206,843)
Cash paid to repurchase 2025 Notes	(12,996)	—
Proceeds from issuance of Seller Term Loan	59,677	—
Payment of capital lease obligations	(394)	(507)
Deferred financing costs	(3,070)	—
Repurchases of stock	—	(3,497)
Payment of withheld taxes on stock-based compensation plans	(1,090)	(1,873)
Net cash provided by financing activities	114,908	4,123

Effect of exchange rate changes on cash	(2,844)	798

Net decrease in cash, cash equivalents and restricted cash	(14,339)	(26,273)
Cash, cash equivalents and restricted cash at beginning of period	46,165	51,029
Cash, cash equivalents and restricted cash at end of period	$31,826	$24,756

Noncash activities
Operating lease assets obtained in exchange for lease obligations	$3,087	$2,755
Finance lease assets obtained in exchange for lease obligations	1,171	1,216
Stock issuance related to business acquisition	44,220	—
Liability awards converted to shares settled	337	—
Accrued purchases of property and equipment	1,050	—
Conversion of debt to common stock	—	113,650
The accompanying notes are an integral part of these condensed consolidated financial statements.

Forum Energy Technologies, Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited)

Six Months Ended June 30, 2024
(in thousands)	Common stock	Additional paid-in capital	Treasury stock	Retained deficit	Accumulated other comprehensive income / (loss)	Total equity
Balance at December 31, 2023	$109	$1,369,288	$(142,057)	$(699,471)	$(115,236)	$412,633
Stock-based compensation expense	—	1,573	—	—	—	1,573
Restricted stock issuance, net of forfeitures	1	(1,091)	—	—	—	(1,090)
Stock issuance related to business acquisition	20	44,200	—	—	—	44,220
Currency translation adjustment	—	—	—	—	(804)	(804)
Change in pension liability	—	—	—	—	(15)	(15)
Net loss	—	—	—	(10,315)	—	(10,315)
Balance at March 31, 2024	$130	$1,413,970	$(142,057)	$(709,786)	$(116,055)	$446,202
Stock-based compensation expense	—	1,531	—	—	—	1,531
Liability awards converted to share settled	—	337	—	—	—	337
Currency translation adjustment	—	—	—	—	621	621
Change in pension liability	—	—	—	—	(5)	(5)
Net loss	—	—	—	(6,696)	—	(6,696)
Balance at June 30, 2024	$130	$1,415,838	$(142,057)	$(716,482)	$(115,439)	$441,990
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
In management's opinion, all adjustments, consisting of normal recurring adjustments, necessary for the fair statement of the Company’s financial position, results of operations and cash flows have been included. Operating results for the three and six months ended June 30, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024 or any other interim period.
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
Change of Segment
In the first quarter 2024, following the acquisition (the “Variperm Acquisition”) of Variperm Holdings Ltd. ("Variperm"), we aligned our reportable segments with business activity drivers and the manner in which management reviews and evaluates operating performance. FET now operates in the following two reportable segments: (1) Drilling and Completions and (2) Artificial Lift and Downhole. Refer to Note 10 Business Segments for the product lines making up each segment. Our historical results of operations were recast retrospectively to reflect these changes in accordance with U.S. GAAP.
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
The following table reflects the changes in our contract assets and contract liabilities balances for the six months ended June 30, 2024 (in thousands):

	June 30, 2024	December 31, 2023	Decrease
			$	%
Accrued revenue	$1,615	$1,801
Costs and estimated profits in excess of billings	12,715	13,365
Contract assets - current	14,330	15,166
Contract assets - noncurrent	441	1,828
Contract assets	$14,771	$16,994	$(2,223)	(13)%

Deferred revenue	$10,331	$10,551
Billings in excess of costs and profits recognized	4,213	4,221
Contract liabilities	$14,544	$14,772	$(228)	(2)%
During the six months ended June 30, 2024, our contract assets decreased by $2.2 million and our contract liabilities decreased nominally primarily due to the timing of milestone billings for projects in our Subsea product line. The noncurrent portion of contract assets is recorded on the consolidated balance sheets as other long-term assets.
During the six months ended June 30, 2024, we recognized $7.1 million of revenue that was included in the contract liabilities balance at the beginning of the period.
Substantially all of our contracts are less than one year in duration. As such, we have elected to apply the practical expedient which allows an entity to exclude disclosures about its remaining performance obligations if such obligation is part of a contract that has an original expected duration of one year or less.
4. Acquisition
On January 4, 2024, the Company and its wholly owned subsidiary acquired all of the issued and outstanding common shares of Variperm in the Variperm Acquisition. Variperm, headquartered in Canada, is a manufacturer of downhole technology solutions, providing sand and flow control products for heavy oil applications.
Total consideration for the Variperm Acquisition included approximately $150.0 million of cash and 2.0 million shares of the Company’s common stock, which was subject to customary purchase price adjustments. In connection with the closing, to fund the cash portion of the purchase price, the Company borrowed $90.0 million under its senior secured asset-based lending facility (“Credit Facility”) on January 2, 2024 and entered into a $60.0 million second lien seller term loan credit agreement (“Seller Term Loan”) on January 4, 2024. In March 2024, in connection with the finalization of working capital adjustments, the principal amount of the Seller Term Loan was reduced by $0.3 million.
During the three and six months ended June 30, 2024, the Company recognized acquisition-related costs of $1.2 million and $7.1 million, respectively, for consulting fees and other costs expensed as transaction expenses. The acquisition of business on the statement of cash flow is presented net of the cash and cash equivalents acquired.

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
The fair value for trade names were estimated using the income approach, specifically the relief-from-royalty method which estimates the cost savings that accrue to the owner of the intangible assets that would otherwise be payable as royalties or licenses fees on revenues earned through the use of the asset. The fair value of customer relationships and backlog were estimated using the multi-period excess earnings method. The excess earning method model estimates revenues and cash flows derived from the asset and then deducts portions of the cash flow that can be attributed to supporting assets. The resulting cash flow, which is attributable solely to the asset acquired, is then discounted at a rate of return commensurate with the risk of the asset to calculate the present value.
Unaudited Pro Forma Financial Information
The contributed revenues and net income to the Company of the acquired Variperm business, for the period from January 4, 2024 to June 30, 2024 were as follows (in thousands):

	Three Months Ended June 30, 2024	Six Months Ended June 30, 2024
Revenue	$26,903	$54,271
Net income (loss)	5,113	9,501

Forum Energy Technologies, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
The following unaudited pro forma summary presents the results of operations of the Company as if the acquisition of Variperm occurred on January 1, 2023 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Revenue	$205,209	$215,919	$407,601	$442,619
Net income (loss)	(5,941)	(5,382)	(13,089)	(10,969)
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
5. Inventories
The Company's significant components of inventory at June 30, 2024 and December 31, 2023 were as follows (in thousands):

	June 30, 2024	December 31, 2023
Raw materials and parts	$98,994	$92,563
Work in process	28,824	28,693
Finished goods	199,817	216,570
Total inventories	327,635	337,826
Less: inventory reserve	(36,548)	(38,187)
Inventories, net	$291,087	$299,639
6. Goodwill and Intangible Assets
Goodwill
The changes in the carrying amount of goodwill from December 31, 2023 to June 30, 2024, were as follows (in thousands):

Artificial Lift and Downhole
Goodwill, December 31, 2023	$—
Acquisitions	63,941
Impact on non-U.S. local currency translation	(1,252)
Goodwill, June 30, 2024	$62,689
Goodwill is not amortized and is tested for impairment at least annually or when events and circumstances indicate that fair value may be below its carrying value.

Forum Energy Technologies, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Intangible Assets
Intangible assets consisted of the following as of June 30, 2024 and December 31, 2023, respectively (in thousands):

	June 30, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Intangibles	Amortization Period (In Years)
Customer relationships	$364,622	$(179,305)	$185,317	10 - 35
Patents and technology	89,001	(43,944)	45,057	5 - 19
Trade names	46,574	(29,921)	16,653	7 - 19
Trademarks	5,089	(2,290)	2,799	15
Non-compete agreements	189	(189)	—	5
Total intangible assets	$505,475	$(255,649)	$249,826

	December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Intangibles	Amortization Period (In Years)
Customer relationships	$267,838	$(164,672)	$103,166	10 - 35
Patents and technology	89,151	(41,189)	47,962	5 - 19
Trade names	42,847	(28,974)	13,873	7 - 19
Trademarks	5,089	(2,120)	2,969	15
Non-compete agreements	190	(190)	—	5
Total intangible assets	$405,115	$(237,145)	$167,970

7. Debt
Debt as of June 30, 2024 and December 31, 2023 consisted of the following (in thousands):

	June 30, 2024	December 31, 2023
2025 Notes	$121,212	$134,208
Seller Term Loan	59,677	—
Credit Facility	72,781	—
Other debt	3,382	2,864
Long-term debt, principal amount	257,052	137,072
Unamortized debt discount	(3,493)	(5,074)
Debt issuance cost	(693)	(1,245)
Long-term debt, carrying value	252,866	130,753
Less: current portion	(6,518)	(1,186)
Long-term debt, net of current portion	$246,348	$129,567

Forum Energy Technologies, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
2025 Notes
Our 9.00% convertible secured notes due August 2025 (“2025 Notes”), of which $121.2 million principal amount was outstanding at June 30, 2024, pay interest at the rate of 9.00%, of which 6.25% is payable in cash and 2.75% is payable in cash or additional notes, at the Company’s option. The 2025 Notes are secured by a first lien on substantially all of the Company’s assets, except for Credit Facility priority collateral, which secures the 2025 Notes on a second lien basis. In January 2023, $122.8 million or 48% of the then-outstanding principal amount of the 2025 Notes mandatorily converted into approximately 4.5 million shares of common stock.
During the six months ended June 30, 2024, we repurchased an aggregate $13.0 million of principal amount of our 2025 Notes for $13.0 million. The net carrying value of the extinguished debt, including unamortized debt discount and debt issuance costs, was $12.5 million, resulting in a $0.5 million loss on extinguishment of debt. Subsequent to June 30, 2024, we issued a notice of redemption for $60.0 million aggregate principal amount of our 2025 Notes with a redemption date of August 16, 2024.
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
Credit Facility
Our Credit Facility matures on the earliest of (a) September 8, 2028, (b) the date that is 91 days prior to the maturity of 2025 Senior Notes (which will not apply if the 2025 Senior Notes are repaid prior to such 91st day) and (c) the date that is 91 days prior to the maturity of the Seller Term Loan if the outstanding aggregate principal amount thereunder is equal to or greater than $30.0 million. The Credit Facility provides revolving credit commitments of $250.0 million (with a sublimit of up to $70.0 million available for the issuance of letters of credit for the account of the Company and certain of its domestic subsidiaries) (the “U.S. Line”), of which up to $50.0 million is available to certain of our Canadian subsidiaries for loans in U.S. or Canadian dollars (with a sublimit of up to $10.0 million available for the issuance of letters of credit for the account of our Canadian subsidiaries) (the “Canadian Line”). Lender commitments under the Credit Facility, subject to certain limitations, may be increased by an additional $100.0 million.
Availability under the Credit Facility is subject to a borrowing base calculated by reference to eligible accounts receivable in the U.S., Canada and certain other jurisdictions (subject to a cap) and eligible inventory in the U.S. and Canada. Our borrowing capacity under the Credit Facility could be reduced or eliminated, depending on future fluctuations in our receivables and inventory. As of June 30, 2024, our total borrowing base was $193.4 million, of which $72.8 million amount was drawn and $17.5 million was used as security for outstanding letters of credit, resulting in remaining availability of $103.1 million.
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
The weighted average interest rate under the Credit Facility was approximately 8.45% and 8.00% for the six months ended June 30, 2024 and 2023, respectively.
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
Letters of Credit and Guarantees
We execute letters of credit in the normal course of business to secure the delivery of product from specific vendors and also to guarantee our fulfillment of performance obligations relating to certain large contracts. The Company had $17.5 million and $20.3 million in total outstanding letters of credit as of June 30, 2024 and December 31, 2023, respectively.
8. Income Taxes
For interim periods, our income tax expense or benefit is computed based on our estimated annual effective tax rate and any discrete items that impact the interim periods. For the three and six months ended June 30, 2024, the Company recorded a tax expense of $2.5 million and $6.0 million, respectively. For the three and six months ended June 30, 2023, the Company recorded a tax expense of $1.9 million and $4.7 million, respectively. The estimated

Forum Energy Technologies, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
annual effective tax rates for all periods were impacted by losses in jurisdictions where the recording of a tax benefit is not available. Furthermore, the tax expense or benefit recorded can vary from period to period depending on the Company’s relative mix of earnings and losses by jurisdiction. Finally, the Company believes that it is reasonably possible that a decrease of approximately $1.5 million of noncurrent unrecognized tax benefits may occur by the end of 2024 as a result of a lapse of the statute of limitations.
The Organization for Economic Co-operation and Development introduced Base Erosion and Profit Shifting Pillar 2 rules that impose a global minimum tax rate of 15%. Numerous countries, including European Union member states, have enacted, or are expected to enact, legislation to be effective January 1, 2024 with general implementation of a global minimum tax by January 1, 2025. Based on current enacted legislation, we do not expect a material impact on our future effective tax rate.
We have deferred tax assets related to net operating loss and other tax carryforwards in the U.S. and in certain states and foreign jurisdictions. We recognize deferred tax assets to the extent that we believe these assets are more likely than not to be realized. In making such a determination, we consider all available positive and negative evidence, including, but not limited to, our recent history of pretax losses over the prior three year period, the goodwill and intangible asset impairments for various reporting units, the future reversals of existing taxable temporary differences, the projected future taxable income or loss and tax-planning. We believe that there is a reasonable possibility that within the next 12 months, a portion of the valuation allowance will no longer be needed. Release of the valuation allowance would result in the recognition of certain deferred tax assets and a decrease to income tax expense for the period the release is recorded. However, the exact timing and amount of the valuation allowance release are subject to change on the basis of the level of profitability that we are able to actually achieve. As of June 30, 2024, we do not anticipate being able to fully utilize all of the losses prior to their expiration in the following jurisdictions: the U.S., the U.K., Germany, Singapore, China and Saudi Arabia. As a result, we have certain valuation allowances against our deferred tax assets as of June 30, 2024.
9. Fair Value Measurements
The Company had $72.8 million and $59.7 million borrowings outstanding under the Credit Facility and Seller Term Loan as of June 30, 2024. The Credit Facility incurs interest at a variable interest rate, and therefore, the carrying amount approximates fair value. The Company has an option to prepay the Seller Term Loan anytime without premium or penalty, therefore, the carrying amount approximates fair value. The fair value of the debt is classified as a Level 2 measurement because interest rates charged are similar to other financial instruments with similar terms and maturities.
The fair value of our 2025 Notes is estimated using Level 2 inputs in the fair value hierarchy and is based on quoted prices for those or similar instruments. At June 30, 2024, the fair value and the carrying value of our 2025 Notes approximated $121.0 million and $117.2 million, respectively. At December 31, 2023, the fair value and the carrying value of our 2025 Notes approximated $130.9 million and $127.9 million, respectively.
There were no other significant outstanding financial instruments as of June 30, 2024 and December 31, 2023 that required measuring the amounts at fair value on a recurring basis. We did not change our valuation techniques associated with recurring fair value measurements from prior periods, and there were no transfers between levels of the fair value hierarchy during the six months ended June 30, 2024.
10. Business Segments
In the first quarter 2024, following the Variperm Acquisition, we aligned our reportable segments with business activity drivers and the manner in which management reviews and evaluates operating performance. FET now operates in the following two reportable segments: (1) Drilling and Completions and (2) Artificial Lift and Downhole. Our historical results of operations were recast retrospectively to reflect these changes in accordance with U.S. GAAP.
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
The amounts indicated below as “Corporate” relate to costs and assets not allocated to the reportable segments.
Summary financial data by segment follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Revenue
Drilling and Completions	$117,025	$130,342	$236,096	$257,106
Artificial Lift and Downhole	88,169	55,117	171,511	117,324
Eliminations	15	(10)	(6)	(24)
Total revenue	$205,209	$185,449	$407,601	$374,406

Segment operating income
Drilling and Completions	$2,875	$6,625	$7,434	$11,615
Artificial Lift and Downhole	13,461	6,969	25,247	15,602
Corporate	(6,954)	(6,645)	(14,206)	(13,677)
Segment operating income	9,382	6,949	18,475	13,540
Transaction expenses	1,228	—	7,149	—
Loss on disposal of assets and other	220	542	192	282
Operating income	$7,934	$6,407	$11,134	$13,258
A summary of consolidated assets by reportable segment is as follows (in thousands):

	June 30, 2024	December 31, 2023
Drilling and Completions	$576,136	$615,033
Artificial Lift and Downhole	388,328	178,785
Corporate	12,293	27,243
Total assets	$976,757	$821,061
Corporate assets primarily include cash, certain prepaid assets and deferred loan costs.

Forum Energy Technologies, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
The following table presents our revenues disaggregated by product line (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Drilling	$35,501	$44,908	$71,973	$85,215
Subsea	16,799	13,340	38,634	26,146
Stimulation and Intervention	37,226	46,390	75,786	93,700
Coiled Tubing	27,499	25,704	49,703	52,045
Downhole	53,078	22,072	105,321	45,283
Production Equipment	18,058	17,666	36,540	37,562
Valve Solutions	17,033	15,379	29,650	34,479
Eliminations	15	(10)	(6)	(24)
Total revenue	$205,209	$185,449	$407,601	$374,406
The following table presents our revenues disaggregated by geography (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
United States	$102,552	$119,544	$213,869	$248,730
Canada	36,336	14,399	71,975	28,067
Middle East	25,378	18,717	42,733	36,699
Europe & Africa	21,053	10,673	42,655	22,345
Asia-Pacific	10,150	9,851	20,318	17,532
Latin America	9,740	12,265	16,051	21,033
Total revenue	$205,209	$185,449	$407,601	$374,406
11. Commitments and Contingencies
In the ordinary course of business, the Company is, and in the future could be, involved in various pending or threatened legal actions, some of which may or may not be covered by insurance. Management has reviewed such pending judicial and legal proceedings, the reasonably anticipated costs and expenses in connection with such proceedings, and the availability and limits of insurance coverage, and has established reserves that are believed to be appropriate in light of those outcomes that are believed to be probable and can be estimated. The reserves accrued at June 30, 2024 and December 31, 2023, respectively, are immaterial. In the opinion of management, the Company’s ultimate liability, if any, with respect to these actions is not expected to have a material adverse effect on the Company’s financial position, results of operations or cash flows.
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
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
12. Earnings (Loss) Per Share
The calculation of basic and diluted earnings per share for each period presented was as follows (dollars and shares in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Net loss	$(6,696)	$(6,579)	$(17,011)	$(10,065)

Weighted average shares outstanding - basic	12,330	10,210	12,266	10,195
Dilutive effect of stock options and restricted stock	—	—	—	—
Weighted average shares outstanding - diluted	12,330	10,210	12,266	10,195

Loss per share
Basic	$(0.54)	$(0.64)	$(1.39)	$(0.99)
Diluted	$(0.54)	$(0.64)	$(1.39)	$(0.99)
For the three and six months ended June 30, 2024 and 2023, we excluded all potentially dilutive restricted shares and stock options in calculating diluted earnings per share as the effect was anti-dilutive due to net losses incurred for these periods. Diluted earnings per share was calculated using treasury stock method for the restricted shares and stock options.
13. Stockholders' Equity
Stock-based compensation
During the six months ended June 30, 2024, the Company granted 86,391 performance restricted stock units (assuming target performance) to employees that vest based upon the Company's total shareholder return compared to the total shareholder return of a group of peer companies over three different performance periods. The performance periods run from January 1, 2024 through December 31, 2024, January 1, 2024 through December 31, 2025 and January 1, 2024 through December 31, 2026, and 1/3 of each award is allocated to each performance period. The performance restricted stock units may settle for between 0% and 200% of the target units granted.
Also, during the six months ended June 30, 2024, the Company granted 20,000 time-based restricted stock units to employees that vest after 1 year, and granted 49,180 shares to non-employee members of the Board of Directors that vest after 1 year.
Reclassification of liability-classified awards
During the six months ended June 30, 2024, the Company granted 82,406 performance restricted stock units (assuming target performance) to employees with same terms as the performance restricted stock units above.
Also, during the six months ended June 30, 2024, the Company granted 168,797 time-based restricted stock units to employees that vest ratably over three years.
These performance and time-based restricted stock units were originally classified as cash-settled liability awards. On May 10, 2024, shareholders approved an additional 800,000 shares to be added to the Company's Second Amended and Restated 2016 Stock and Incentive Plan and the fair value of the awards was remeasured as of the same date. In connection with their remeasurement, the Company determined that the awards would be settled in shares instead of cash and they were classified as equity.

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
Overview
We are a global manufacturing company serving the oil, natural gas, industrial and renewable energy industries. With headquarters in Houston, Texas, FET provides value added solutions aimed at improving the safety, efficiency, and environmental impact of our customers’ operations. Our highly engineered products include capital equipment and consumable products. FET’s customers include oil and natural gas operators, land and offshore drilling contractors, oilfield service companies, pipeline and refinery operators, and renewable and new energy companies. Consumable products are used by our customers in drilling, well construction and completion activities and at processing centers and refineries. Our capital products are directed at drilling rig equipment for constructing new or upgrading existing rigs, subsea construction and development projects, pressure pumping equipment, the placement of production equipment on new producing wells, downstream capital projects and capital equipment for renewable energy projects. For the six months ended June 30, 2024, approximately 80% of our revenue was derived from consumable products and activity-based equipment, while the balance was primarily derived from capital products with a small amount from rental and other services.
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
In the first quarter 2024, following the Variperm Acquisition, we aligned our reportable segments with business activity drivers, our customer base, and the manner in which management reviews and evaluates operating performance. FET now operates in the following two reportable segments: (1) Drilling and Completions and (2) Artificial Lift and Downhole. Refer to Note 10 Business Segments for the product lines making up each segment. Our historical results of operations were recast retrospectively to reflect these changes in accordance with U.S. GAAP.

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
•Artificial Lift and Downhole. This segment designs, manufactures and supplies products and solutions for the artificial lift, well construction, production and infrastructure markets. The products and solutions consist primarily of: (i) products designed to safeguard artificial lift equipment and downhole cables; (ii) well construction casing and cementing equipment; (iii) customized downhole technology solutions, providing sand and flow control products for heavy oil applications; (iv) engineered process systems, production equipment, as well as specialty separation equipment; and (v) a wide range of industrial valves focused on oil and natural gas as well as power generation, renewable energy and other general industrial applications.
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
Compared to 2023 full year average prices, oil and natural gas average prices have remained relatively flat despite tightened supply from OPEC+ production cuts and continued geopolitical tensions in Ukraine and the Middle East. These tensions could lead to a disruption to world energy markets and international supply chains. Although these near-term macroeconomic events have presented challenges, we expect that the world’s long-term energy demand will continue to rise and may outpace global supply as OPEC+ remains committed to maintaining stable oil prices. We expect that hydrocarbons will continue to play a vital role in meeting the world’s long-term energy needs while renewable energy sources become increasingly prominent.
Average West Texas Intermediate (“WTI”) and Brent oil prices were higher in the second quarter 2024 compared to the second quarter 2023. In addition, average natural gas prices were lower in the second quarter 2024 compared to the second quarter 2023.
Our revenues, over the long-term, are highly correlated to the global drilling rig count, which decreased 5.3% during the second quarter 2024 compared to average global rig count during second quarter 2023. The decrease was mainly driven by a decline in North America rig count of 11.6%. International markets are expected to continue to outpace the U.S. in 2024. In the U.S., publicly owned exploration and production companies are expected to continue to exercise disciplined capital spending while privately owned exploration and production companies fluctuate their activity in response to changes in oil and natural gas prices.

The table below shows average crude oil and natural gas prices for WTI, Brent, and Henry Hub:

	Three Months Ended
	June 30,	March 31,	June 30,
	2024	2024	2023
Average global oil, $/bbl
West Texas Intermediate	$82.79	$77.50	$73.54
Brent	$84.68	$82.92	$77.99

Average North American Natural Gas, $/Mcf
Henry Hub	$2.07	$2.15	$2.16
The table below shows the average number of active drilling rigs operating by geographic area and drilling for different purposes, based on the weekly rig count information published by Baker Hughes Company.

	Three Months Ended
	June 30,	March 31,	June 30,
	2024	2024	2023
Active Rigs by Location
United States	603	623	719
Canada	136	208	117
International	962	965	960
Global Active Rigs	1,701	1,796	1,796

Land vs. Offshore Rigs
Land	1,458	1,547	1,546
Offshore	243	249	250
Global Active Rigs	1,701	1,796	1,796

U.S. Commodity Target
Oil/Gas	497	502	572
Gas	102	118	143
Unclassified	4	3	4
Total U.S. Active Rigs	603	623	719

U.S. Well Path
Horizontal	541	560	650
Vertical	17	13	19
Directional	45	50	50
Total U.S. Active Rigs	603	623	719
The table below shows the amount of total inbound orders by segment:

	Three Months Ended			Six Months Ended
	June 30,	March 31,	June 30,	June 30,	June 30,
(in millions of dollars)	2024	2024	2023	2024	2023
Drilling and Completions	$110.1	$116.6	$121.9	$226.7	$243.2
Artificial Lift and Downhole	70.0	87.8	64.4	157.8	122.0
Total Orders	$180.1	$204.4	$186.3	$384.5	$365.2

Results of operations
Three months ended June 30, 2024 compared with three months ended June 30, 2023

	Three Months Ended June 30,		Change
(in thousands of dollars, except per share information)	2024	2023	$	%
Revenue
Drilling and Completions	$117,025	$130,342	$(13,317)	(10.2)%
Artificial Lift and Downhole	88,169	55,117	33,052	60.0%
Eliminations	15	(10)	25	*
Total revenue	205,209	185,449	19,760	10.7%
Segment operating income
Drilling and Completions	2,875	6,625	(3,750)	(56.6)%
Operating margin %	2.5%	5.1%
Artificial Lift and Downhole	13,461	6,969	6,492	93.2%
Operating margin %	15.3%	12.6%
Corporate	(6,954)	(6,645)	(309)	(4.7)%
Total segment operating income	9,382	6,949	2,433	35.0%
Operating margin %	4.6%	3.7%
Transaction expenses	1,228	—	1,228	*
Loss on disposal of assets and other	220	542	(322)	*
Operating income	7,934	6,407	1,527	23.8%
Interest expense	8,659	4,689	3,970	84.7%
Foreign exchange losses and other, net	3,006	6,436	(3,430)	*
Loss on extinguishment of debt	463	—	463	*
Total other expense	12,128	11,125	1,003	9.0%
Loss before income taxes	(4,194)	(4,718)	524	11.1%
Income tax expense	2,502	1,861	641	34.4%
Net loss	$(6,696)	$(6,579)	$(117)	(1.8)%

Weighted average shares outstanding
Basic	12,330	10,210
Diluted	12,330	10,210
Loss per share
Basic	$(0.54)	$(0.64)
Diluted	$(0.54)	$(0.64)
* not meaningful

Revenue
Our revenue for the three months ended June 30, 2024 was $205.2 million, an increase of $19.8 million, or 10.7%, compared to the three months ended June 30, 2023. For the three months ended June 30, 2024, our Drilling and Completions and our Artificial Lift and Downhole segments comprised 57.0% and 43.0% of our total revenue, respectively, compared to 70.3% and 29.7% of our total revenue, respectively, for the three months ended June 30, 2023. The overall increase in revenue is primarily related to the revenue contributed from the acquired Variperm business, partially offset by the decline in U.S. drilling and completions activity in the second quarter 2024 compared to the second quarter 2023. The changes in revenue by operating segment consisted of the following:
Drilling and Completions segment — Revenue was $117.0 million for the three months ended June 30, 2024, a decrease of $13.3 million, or 10.2%, compared to the three months ended June 30, 2023. This decrease was driven by a $9.4 million, or 20.9%, decrease in our Drilling product line and a $9.2 million, or 19.8%, decrease in our Stimulation & Intervention product line, primarily due to the decline in U.S. drilling and completions activity. Partially offsetting this reduction was an increase of $3.5 million, or 25.9%, in our Subsea product line from higher project revenue recognized from ROVs and an increase of $1.8 million, or 7.0%, in our Coiled Tubing product line from higher international activity.
Artificial Lift and Downhole segment — Revenue was $88.2 million for the three months ended June 30, 2024, an increase of $33.1 million, or 60.0%, compared to the three months ended June 30, 2023. Revenue for our Downhole product line increased by $31.0 million, or 140.5%, primarily due to revenue contributed from the acquired Variperm business and an increase in casing equipment sales from increased international activity. Additionally, revenue in our Valve Solutions product line increased $1.7 million, or 10.8%, from higher international activity.
Segment operating income (loss) and segment operating margin percentage
Segment operating income for the three months ended June 30, 2024 was $9.4 million, a $2.4 million increase compared to an income of $6.9 million for the three months ended June 30, 2023. For the three months ended June 30, 2024, segment operating margin percentage was 4.6% compared to 3.7% for the three months ended June 30, 2023. Segment operating margin percentage is calculated by dividing segment operating income (loss) by revenue for the period. The change in operating income (loss) for each segment is explained as follows:
Drilling and Completions segment — Segment operating income was $2.9 million, or 2.5%, for the three months ended June 30, 2024 compared to operating income of $6.6 million, or 5.1%, for the three months ended June 30, 2023. The $3.8 million decrease in segment operating results is primarily attributable to decreased operating leverage on lower sales volumes of capital equipment and well stimulation products, partially offset by higher coiled tubing sales and higher project revenue in our Subsea product line.
Artificial Lift and Downhole segment — Segment operating income was $13.5 million, or 15.3%, for the three months ended June 30, 2024 compared to an income of $7.0 million, or 12.6%, for the three months ended June 30, 2023. The $6.5 million increase was primarily driven by the acquisition of Variperm.
Corporate — Selling, general and administrative expenses for Corporate were $7.0 million for the three months ended June 30, 2024 compared to $6.6 million for the three months ended June 30, 2023. Corporate costs include, among other items, payroll related costs for management, administration, finance, legal, and human resources personnel; professional fees for legal, accounting and related services; and marketing costs.
Other items not included in segment operating income (loss)
Transaction expenses, gain (loss) on the disposal of assets and other are not included in segment operating income, but are included in total operating income.
Other income and expense
Other income and expense includes interest expense, foreign exchange gains (losses) and other, and loss on extinguishment of debt. We incurred $8.7 million of interest expense during the three months ended June 30, 2024, an increase of $4.0 million compared to the three months ended June 30, 2023, due to the increased borrowings under our revolving Credit Facility and borrowings under the Seller Term Loan entered into in connection with the Variperm Acquisition. See Note 7 Debt for further details related to the Credit Facility and Seller Term Loan.

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
During the three months ended June 30, 2024, we repurchased an aggregate $13.0 million of principal amount of our 9.00% convertible secured notes due August 2025 (“2025 Notes”) at approximately par value. The net carrying value of the extinguished debt, including unamortized debt discount and debt issuance costs, was $12.5 million, resulting in a $0.5 million loss on extinguishment of debt.
Taxes
We recorded tax expense of $2.5 million and $1.9 million for the three months ended June 30, 2024 and 2023, respectively. The estimated annual effective tax rates for the three months ended June 30, 2024 and 2023 were impacted by losses in jurisdictions where the recording of a tax benefit is not available. Furthermore, the tax expense or benefit recorded can vary from period to period depending on the Company’s relative mix of earnings and losses by jurisdiction.

Results of operations
Six months ended June 30, 2024 compared with six months ended June 30, 2023

	Six Months Ended June 30,		Change
(in thousands of dollars, except per share information)	2024	2023	$	%
Revenue
Drilling and Completions	$236,096	$257,106	$(21,010)	(8.2)%
Artificial Lift and Downhole	171,511	117,324	54,187	46.2%
Eliminations	(6)	(24)	18	*
Total revenue	407,601	374,406	33,195	8.9%
Segment operating income
Drilling and Completions	7,434	11,615	(4,181)	(36.0)%
Operating margin %	3.1%	4.5%
Artificial Lift and Downhole	25,247	15,602	9,645	61.8%
Operating margin %	14.7%	13.3%
Corporate	(14,206)	(13,677)	(529)	(3.9)%
Total segment operating income	18,475	13,540	4,935	36.4%
Operating margin %	4.5%	3.6%
Transaction expenses	7,149	—	7,149	*
Loss on disposal of assets and other	192	282	(90)	*
Operating income	11,134	13,258	(2,124)	(16.0)%
Interest expense	17,419	9,238	8,181	88.6%
Foreign exchange losses and other, net	4,233	9,408	(5,175)	*
Loss on extinguishment of debt	463	—	463	*
Total other expense	22,115	18,646	3,469	18.6%
Loss before income taxes	(10,981)	(5,388)	(5,593)	(103.8)%
Income tax expense	6,030	4,677	1,353	28.9%
Net loss	$(17,011)	$(10,065)	$(6,946)	(69.0)%

Weighted average shares outstanding
Basic	12,266	10,195
Diluted	12,266	10,195
Loss per share
Basic	$(1.39)	$(0.99)
Diluted	$(1.39)	$(0.99)
* not meaningful

Revenue
Our revenue for the six months ended June 30, 2024 was $407.6 million, an increase of $33.2 million, or 8.9%, compared to the six months ended June 30, 2023. For the six months ended June 30, 2024, our Drilling and Completions and our Artificial Lift and Downhole segments comprised 57.9% and 42.1% of our total revenue, respectively, compared to 68.7% and 31.3% of our total revenue, respectively, for the six months ended June 30, 2023. The overall increase in revenue is primarily related to the revenue contributed from the acquired Variperm business, partially offset by the decline in U.S. drilling and completions activity in 2024 compared to 2023. The changes in revenue by operating segment consisted of the following:
Drilling and Completions segment — Revenue was $236.1 million for the six months ended June 30, 2024, a decrease of $21.0 million, or 8.2%, compared to the six months ended June 30, 2023. The decrease in segment revenue included a $17.9 million, or 19.1%, decrease from the Stimulation & Intervention product line, a $13.2 million, or 15.5%, decrease from the Drilling product line, and a $2.3 million, or 4.5%, decrease from the Coiled Tubing product line, all primarily the result of declining U.S. drilling and completions activity. The decrease was partially offset by an increase of $12.5 million, or 47.8%, in our Subsea product line due to higher project revenue recognized from ROVs and cable management systems.
Artificial Lift and Downhole segment — Revenue was $171.5 million for the six months ended June 30, 2024, an increase of $54.2 million, or 46.2%, compared to the six months ended June 30, 2023. Revenue for our Downhole product line increased by $60.0 million, or 132.6%, primarily due to revenue contributed from the acquired Variperm business and an increase in casing equipment sales from increased international activity. This increase was partially offset by a $4.8 million, or 14.0% decrease, in sales of our valve products, and $1.0 million, or 2.7%, decrease in sales within our Production Equipment product line.
Segment operating income (loss) and segment operating margin percentage
Segment operating income for the six months ended June 30, 2024 was $18.5 million, a $4.9 million increase compared to $13.5 million for the six months ended June 30, 2023. For the six months ended June 30, 2024, segment operating margin percentage was 4.5% compared to 3.6% for the six months ended June 30, 2023. Segment operating margin percentage is calculated by dividing segment operating income by revenue for the period. The change in operating income for each segment is explained as follows:
Drilling and Completions segment — Segment operating income was $7.4 million, or 3.1%, for the six months ended June 30, 2024 compared to $11.6 million, or 4.5%, for the six months ended June 30, 2023. The $4.2 million decrease in segment operating results is primarily attributable to decreased operating leverage from lower sales volumes for capital equipment that was partially offset by higher project revenue in Subsea product line and lower freight costs.
Artificial Lift and Downhole segment — Segment operating income was $25.2 million, or 14.7%, for the six months ended June 30, 2024 compared to $15.6 million, or 13.3%, for the six months ended June 30, 2023. The $9.6 million increase in segment operating results was primarily driven by the acquisition of Variperm.
Corporate — Selling, general and administrative expenses for Corporate were $14.2 million for the six months ended June 30, 2024 compared to $13.7 million for the six months ended June 30, 2023. Corporate costs include, among other items, payroll related costs for management, administration, finance, legal, and human resources personnel; professional fees for legal, accounting and related services; and marketing costs.
Other items not included in segment operating income (loss)
Transaction expenses, gain (loss) on the disposal of assets and other are not included in segment operating income, but are included in total operating income.
Other income and expense
Other income and expense includes interest expense, foreign exchange gains (losses) and other, and loss on extinguishment of debt. We incurred $17.4 million of interest expense during the six months ended June 30, 2024, an increase of $8.2 million compared to the six months ended June 30, 2023, due to the increased borrowings under our revolving Credit Facility and borrowings under the Seller Term Loan entered into in connection with the Variperm Acquisition. See Note 7 Debt for further details related to the Credit Facility and Seller Term Loan.

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
During the six months ended June 30, 2024, we repurchased an aggregate $13.0 million of principal amount of our 2025 Notes at approximately par value. The net carrying value of the extinguished debt, including unamortized debt discount and debt issuance costs, was $12.5 million, resulting in a $0.5 million loss on extinguishment of debt.
Taxes
We recorded tax expense of $6.0 million and $4.7 million for the six months ended June 30, 2024 and 2023, respectively. The estimated annual effective tax rates for the six months ended June 30, 2024 and 2023 were impacted by losses in jurisdictions where the recording of a tax benefit is not available. Furthermore, the tax expense or benefit recorded can vary from period to period depending on the Company’s relative mix of earnings and losses by jurisdiction.
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
As of June 30, 2024, we had $121.2 million principal amount of 2025 Notes outstanding, $72.8 million of borrowings under our revolving Credit Facility and $59.7 million principal amount of the Seller Term Loan outstanding. During the six months ended June 30, 2024, we repurchased an aggregate $13.0 million of principal amount of our 2025 Notes. Subsequent to June 30, 2024, we issued a notice of redemption for $60.0 million aggregate principal amount of our 2025 Notes with a redemption date of August 16, 2024. The 2025 Notes mature in August 2025. The Credit Facility matures on the earliest of (a) September 8, 2028, (b) the date that is 91 days prior to the maturity of 2025 Senior Notes (which will not apply if the 2025 Senior Notes are repaid prior to to such 91st day) and (c) the date that is 91 days prior to the maturity of the Seller Term Loan if the outstanding aggregate principal amount thereunder is equal to or greater than $30 million. The Seller Term Loan matures in December 2026. See Note 7 Debt for further details related to the terms for our debt arrangements.
As of June 30, 2024, we had cash and cash equivalents of $31.8 million and $103.1 million of availability under the Credit Facility. We anticipate that our future working capital requirements for our operations will fluctuate directionally with revenues. Furthermore, availability under the Credit Facility will fluctuate directionally based on the level of our eligible accounts receivable and inventory subject to applicable sublimits. In addition, we expect total 2024 capital expenditures to be approximately $10.0 million, primarily for replacement of end of life machinery and equipment.
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
In November 2021, our board of directors approved a program for the repurchase of outstanding shares of our common stock with an aggregate purchase amount of up to $10.0 million. Shares may be repurchased under the program from time to time, in amounts and at prices that the company deems appropriate, subject to market and business conditions, applicable legal requirements and other considerations. During the six months ended June 30, 2024, we did not repurchase shares of our common stock and the remaining authorization under this program is $2.4 million.
In January 2024, we completed the Variperm Acquisition for consideration of approximately $150.0 million of cash (subject to customary purchase price adjustments) and 2.0 million shares of our common stock. We may pursue additional acquisitions in the future, which may be funded with cash and/or equity.

Our cash flows for the six months ended June 30, 2024 and 2023 are presented below (in millions):

	Six Months Ended June 30,
	2024	2023
Net cash provided by (used in) operating activities	$28.1	$(29.5)
Net cash used in investing activities	(154.5)	(1.7)
Net cash provided by financing activities	114.9	4.1
Effect of exchange rate changes on cash	(2.8)	0.8
Net decrease in cash, cash equivalents and restricted cash	$(14.3)	$(26.3)
Net cash provided by (used in) operating activities
Net cash provided by operating activities was $28.1 million for the six months ended June 30, 2024 compared to net cash used in operating activities of $29.5 million for the six months ended June 30, 2023. This improvement in operating cash flow usage is primarily attributable to changes in working capital which provided cash of $10.7 million for the six months ended June 30, 2024 compared to a use of cash of $43.8 million for the six months ended June 30, 2023.
Net cash used in investing activities
Net cash used in investing activities was $154.5 million for the six months ended June 30, 2024, mainly related to Variperm Acquisition of $150.1 million and $4.4 million of capital expenditures. Net cash used in investing activities was $1.7 million for the six months ended June 30, 2023, including $2.8 million of capital expenditures, partially offset by $1.1 million of proceeds from the sale of property and equipment.
Net cash provided by financing activities
Net cash provided by financing activities was $114.9 million for the six months ended June 30, 2024 compared to $4.1 million of cash provided by financing activities for the six months ended June 30, 2023, respectively. The change in net cash provided by financing activities primarily resulted from $72.8 million in borrowings from the revolving Credit Facility and $59.7 million from the Seller Term Loan, partially offset by repurchase of 2025 Notes of $13.0 million, during the six months ended June 30, 2024 compared to a net $10.0 million of borrowings on the revolving Credit Facility during the six months ended June 30, 2023.
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
Summarized financial information for the year-to-date interim period and the most recent annual period was as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Summarized Statements of Operations	2024	2023	2024	2023
Revenue	$130,806	$139,745	$262,732	$291,008
Cost of sales	101,405	107,589	201,410	224,060
Operating income	(5,130)	6,209	(6,881)	8,876
Net loss	(6,696)	(6,579)	(17,011)	(10,065)

	June 30, 2024	December 31, 2023
Summarized Balance Sheet
Current assets	$349,404	$388,817
Non-current assets	241,686	251,901

Current liabilities	$131,068	$144,493
Payables to non-guarantor subsidiaries	18,216	190,816
Non-current liabilities	291,101	178,811
Critical accounting policies and estimates
There have been no material changes in our critical accounting policies and procedures during the six months ended June 30, 2024. For a detailed discussion of our critical accounting policies and estimates, refer to our 2023 Annual Report on Form 10-K. For recent accounting pronouncements, refer to Note 2 Recent Accounting Pronouncements.
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
Our management, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b) as of June 30, 2024. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2024.
Changes in Internal Control over Financial Reporting
In January 2024, we completed the acquisition of Variperm. We are currently integrating Variperm into our internal controls over financial reporting. Except for the inclusion of Variperm, there have been no changes in our internal control over financial reporting during the quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
Information related to Item 1. Legal Proceedings is included in Note 11 Commitments and Contingencies, which is incorporated herein by reference.
Item 1A. Risk Factors
For additional information about our risk factors, see “Risk Factors” in Item 1A of our 2023 Annual Report on Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
In November 2021, our board of directors approved a program for the repurchase of outstanding shares of our common stock with an aggregate purchase amount of up to $10.0 million. Shares may be repurchased under the program from time to time, in amounts and at prices that the Company deems appropriate, subject to market and business conditions, applicable legal requirements and other considerations. The program may be executed using open market purchases pursuant to Rule 10b-18 under the Exchange Act, in privately negotiated agreements, or by way of issuer tender offers, Rule 10b5-1 plans or other transactions. From the inception of the program through June 30, 2024, we have repurchased approximately 298 thousand shares of our common stock for aggregate consideration of approximately $7.6 million. Remaining authorization under this program is $2.4 million.
No shares were purchased during the three months ended June 30, 2024.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Rule 10b5-1 Trading Plan
During the quarter ended June 30, 2024, no director or Section 16 officer adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements.

Item 6. Exhibits

Exhibit
Number		DESCRIPTION

10.1*	—
Amendment No. 1 to Second Lien Seller Term Loan Credit Agreement, dated as of April 10, 2024, by and among Forum, the lenders party thereto, and Variperm Energy Services Partnership, as administrative and collateral agent for each of the lenders (incorporated by reference to Exhibit 10.9 to Forum's Quarterly Report on Form 10-Q filed on May 3, 2024).

10.2#	—
Forum Second Amended and Restated 2016 Stock and Incentive Plan (As amended through May 10, 2024) (incorporated by reference to Exhibit 10.1 to Forum's Current Report on Form 8-K filed on May 15, 2024).

22.1*	—	Subsidiary guarantors of the Company's Convertible Secured Notes due 2025 (incorporated by reference to Exhibit 22.1 to Forum's Annual Report on Form 10-K filed on March 5, 2024).

31.1**	—	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	—	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	—	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	—	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	—	Inline XBRL Instance Document.

101.SCH**	—	Inline XBRL Taxonomy Extension Schema Document.

101.CAL**	—	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB**	—	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE**	—	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF**	—	Inline XBRL Taxonomy Extension Definition Linkbase Document.

104**	—	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*Filed herewith.
**Furnished herewith.
#Identifies management contracts and compensatory plans or arrangements.

SIGNATURES
As required by Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has authorized this report to be signed on its behalf by the undersigned authorized individuals.

FORUM ENERGY TECHNOLOGIES, INC.
Date:	August 2, 2024	By:	/s/ D. Lyle Williams, Jr.
D. Lyle Williams, Jr.
Executive Vice President and Chief Financial Officer
(As Duly Authorized Officer and Principal Financial Officer)

		By:	/s/ Katherine C. Keller
Katherine C. Keller
Senior Vice President and Chief Accounting Officer
(As Duly Authorized Officer and Principal Accounting Officer)