Form 10-Q
period 2024-09-30
FORUM ENERGY TECHNOLOGIES, INC.
filed 2024-11-01
CIK 1401257

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________
Form 10-Q
___________________________________

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2024

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of October 25, 2024, there were 12,283,670 common shares outstanding.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
Forum Energy Technologies, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Loss
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share information)	2024	2023	2024	2023
Revenue	$207,806	$179,253	$615,407	$553,659
Cost of sales	142,070	128,231	422,839	399,229
Gross profit	65,736	51,022	192,568	154,430
Operating expenses
Selling, general and administrative expenses	56,326	45,496	164,683	135,364
Transaction expenses	579	—	7,728	—
Loss (gain) on disposal of assets and other	(85)	(145)	107	137
Total operating expenses	56,820	45,351	172,518	135,501
Operating income	8,916	5,671	20,050	18,929
Other expense (income)
Interest expense	7,650	4,504	25,069	13,742
Foreign exchange losses (gains) and other, net	9,631	(8,279)	13,864	1,129
Loss on extinguishment of debt	1,839	—	2,302	—
Total other expense (income), net	19,120	(3,775)	41,235	14,871
Income (loss) before income taxes	(10,204)	9,446	(21,185)	4,058
Income tax expense	4,611	1,477	10,641	6,154
Net income (loss)	$(14,815)	$7,969	$(31,826)	$(2,096)

Weighted average shares outstanding
Basic	12,330	10,235	12,287	10,208
Diluted	12,330	10,393	12,287	10,208
Earnings (loss) per share
Basic	$(1.20)	$0.78	$(2.59)	$(0.21)
Diluted	$(1.20)	$0.77	$(2.59)	$(0.21)

Other comprehensive income (loss), net of tax of $0:
Net income (loss)	$(14,815)	$7,969	$(31,826)	$(2,096)
Change in foreign currency translation	14,254	(10,710)	14,071	1,197
Gain (loss) on pension liability	25	(36)	5	(15)
Comprehensive loss	$(536)	$(2,777)	$(17,750)	$(914)
The accompanying notes are an integral part of these condensed consolidated financial statements.

Forum Energy Technologies, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)

(in thousands, except share information)	September 30, 2024	December 31, 2023
Assets
Current assets
Cash and cash equivalents	$33,313	$46,165
Accounts receivable—trade, net of allowances of $9,507 and $10,850	163,084	146,747
Inventories, net	286,939	299,639
Prepaid expenses and other current assets	22,701	21,887
Costs and estimated profits in excess of billings	16,438	13,365
Accrued revenue	1,250	1,801
Total current assets	523,725	529,604
Property and equipment, net of accumulated depreciation	83,408	61,401
Operating lease assets	54,058	55,399
Deferred financing costs, net	2,298	1,159
Intangible assets, net	242,330	167,970
Goodwill	65,619	—
Deferred income taxes, net	149	368
Other long-term assets	2,150	5,160
Total assets	$973,737	$821,061
Liabilities and equity
Current liabilities
Current portion of long-term debt	$69,385	$1,186
Accounts payable—trade	117,164	125,918
Accrued liabilities	70,579	62,463
Deferred revenue	9,147	10,551
Billings in excess of costs and profits recognized	4,748	4,221
Total current liabilities	271,023	204,339
Long-term debt, net of current portion	162,154	129,567
Deferred income taxes, net	28,493	940
Operating lease liabilities	57,908	61,450
Other long-term liabilities	10,629	12,132
Total liabilities	530,207	408,428
Commitments and contingencies
Equity
Common stock, $0.01 par value, 14,800,000 shares authorized, 12,992,570 and 10,901,878 shares issued	130	109
Additional paid-in capital	1,417,914	1,369,288
Treasury stock at cost, 708,900 and 708,900 shares	(142,057)	(142,057)
Retained deficit	(731,297)	(699,471)
Accumulated other comprehensive loss	(101,160)	(115,236)
Total equity	443,530	412,633
Total liabilities and equity	$973,737	$821,061
The accompanying notes are an integral part of these condensed consolidated financial statements.

Forum Energy Technologies, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
(in thousands)	2024	2023
Cash flows from operating activities
Net loss	$(31,826)	$(2,096)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation expense	12,660	7,920
Amortization of intangible assets	28,896	18,074
Inventory write down	3,313	1,918
Stock-based compensation expense	5,180	3,345
Loss on extinguishment of debt	2,302	—
Deferred income taxes	(3,180)	(93)
Other	5,572	4,702
Changes in operating assets and liabilities
Accounts receivable—trade	7,619	(4,779)
Inventories	23,441	(35,613)
Prepaid expenses and other current assets	4,572	413
Cost and estimated profit in excess of billings	(2,766)	6,819
Accounts payable, deferred revenue and other accrued liabilities	(2,499)	(8,257)
Billings in excess of costs and profits recognized	391	4,570
Net cash provided by (used in) operating activities	53,675	(3,077)
Cash flows from investing activities
Capital expenditures for property and equipment	(5,735)	(5,497)
Proceeds from sale of property and equipment	236	1,341
Payments related to business acquisition, net of cash acquired	(150,408)	—
Net cash used in investing activities	(155,907)	(4,156)
Cash flows from financing activities
Borrowings on Credit Facility	568,293	351,635
Repayments on Credit Facility	(459,250)	(351,635)
Cash paid to repurchase 2025 Notes	(72,996)	—
Proceeds from issuance of Seller Term Loan	59,677	—
Payment of Seller Term Loan	(1,250)	—
Payment of capital lease obligations	(887)	(910)
Deferred financing costs	(3,070)	—
Repurchases of stock	—	(3,497)
Payment of withheld taxes on stock-based compensation plans	(1,090)	(2,499)
Net cash provided by (used in) financing activities	89,427	(6,906)

Effect of exchange rate changes on cash	(47)	261

Net decrease in cash, cash equivalents and restricted cash	(12,852)	(13,878)
Cash, cash equivalents and restricted cash at beginning of period	46,165	51,029
Cash, cash equivalents and restricted cash at end of period	$33,313	$37,151

Noncash activities
Operating lease assets obtained in exchange for lease obligations	$6,574	$5,194
Finance lease assets obtained in exchange for lease obligations	2,032	1,521
Stock issuance related to business acquisition	44,220	—
Liability awards converted to shares settled	337	—
Accrued purchases of property and equipment	1,225	—
Conversion of debt to common stock	—	113,650
The accompanying notes are an integral part of these condensed consolidated financial statements.

Forum Energy Technologies, Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited)

Nine Months Ended September 30, 2024
(in thousands)	Common stock	Additional paid-in capital	Treasury stock	Retained deficit	Accumulated other comprehensive income / (loss)	Total equity
Balance at December 31, 2023	$109	$1,369,288	$(142,057)	$(699,471)	$(115,236)	$412,633
Stock-based compensation expense	—	1,573	—	—	—	1,573
Restricted stock issuance, net of forfeitures	1	(1,091)	—	—	—	(1,090)
Stock issuance related to business acquisition	20	44,200	—	—	—	44,220
Currency translation adjustment	—	—	—	—	(804)	(804)
Change in pension liability	—	—	—	—	(15)	(15)
Net loss	—	—	—	(10,315)	—	(10,315)
Balance at March 31, 2024	$130	$1,413,970	$(142,057)	$(709,786)	$(116,055)	$446,202
Stock-based compensation expense	—	1,531	—	—	—	1,531
Liability awards converted to share settled	—	337	—	—	—	337
Currency translation adjustment	—	—	—	—	621	621
Change in pension liability	—	—	—	—	(5)	(5)
Net loss	—	—	—	(6,696)	—	(6,696)
Balance at June 30, 2024	$130	$1,415,838	$(142,057)	$(716,482)	$(115,439)	$441,990
Stock-based compensation expense	—	2,076	—	—	—	2,076
Currency translation adjustment	—	—	—	—	14,254	14,254
Change in pension liability	—	—	—	—	25	25
Net loss	—	—	—	(14,815)	—	(14,815)
Balance at September 30, 2024	$130	$1,417,914	$(142,057)	$(731,297)	$(101,160)	$443,530
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
In management's opinion, all adjustments, consisting of normal recurring adjustments, necessary for the fair statement of the Company’s financial position, results of operations and cash flows have been included. Operating results for the three and nine months ended September 30, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024 or any other interim period.
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
The following table reflects the changes in our contract assets and contract liabilities balances for the nine months ended September 30, 2024 (in thousands):

	September 30, 2024	December 31, 2023	Increase / (Decrease)
			$	%
Accrued revenue	$1,250	$1,801
Costs and estimated profits in excess of billings	16,438	13,365
Contract assets - current	17,688	15,166
Contract assets - noncurrent	—	1,828
Contract assets	$17,688	$16,994	$694	4%

Deferred revenue	$9,147	$10,551
Billings in excess of costs and profits recognized	4,748	4,221
Contract liabilities	$13,895	$14,772	$(877)	(6)%
During the nine months ended September 30, 2024, our contract assets increased by $0.7 million and our contract liabilities decreased $0.9 million primarily due to the timing of milestone billings for projects in our Subsea product line. The noncurrent portion of contract assets is recorded on the consolidated balance sheets as other long-term assets.
During the nine months ended September 30, 2024, we recognized $8.7 million of revenue that was included in the contract liabilities balance at the beginning of the period.
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
Total consideration for the Variperm Acquisition included approximately $150.0 million of cash and 2.0 million shares of the Company’s common stock, which was subject to customary purchase price adjustments. In connection with the closing, to fund the cash portion of the purchase price, the Company borrowed $90.0 million under its senior secured asset-based lending facility (“Credit Facility”) on January 2, 2024 and entered into a $60.0 million second lien seller term loan credit agreement (“Seller Term Loan”) on January 4, 2024. In March 2024, in connection with the finalization of working capital adjustments, the principal amount of the Seller Term Loan was reduced by $0.3 million. During the quarter, the Company finalized the purchase price allocation resulting in an adjustment to goodwill of $2.8 million. Adjustments primarily related to deferred income taxes.
During the three and nine months ended September 30, 2024, the Company recognized acquisition-related costs of $0.6 million and $7.7 million, respectively, for consulting fees and other costs expensed as transaction expenses. The acquisition of business on the statement of cash flow is presented net of the cash and cash equivalents acquired.
The following table summarizes the fair value of identified assets acquired and liabilities assumed at the date of acquisition. The allocation of consideration transferred is based on management's estimates, judgments and assumptions. Management estimated that consideration paid exceeded the fair value of the net assets acquired. Therefore, goodwill of $66.8 million was recorded, most of which is not expected to be deductible for income tax purposes. The Company has estimated the useful lives of customer relationships, backlog and trade names as approximately eight years, two years and eight years, respectively.
The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of the acquisition (in thousands):

Cash and cash equivalents	$4,388
Accounts receivable—trade	24,036
Inventories	13,422
Property and equipment	26,213
Intangible assets	104,600
Prepaid expenses and other assets	3,718
Total assets acquired	176,377
Current liabilities	11,760
Long-term liabilities	32,379
Total liabilities assumed	44,139
Total identifiable net assets acquired	132,238
Goodwill	66,778
Total purchase consideration	$199,016
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
Unaudited Pro Forma Financial Information
The contributed revenues and net income to the Company of the acquired Variperm business, for the period from January 4, 2024 to September 30, 2024 were as follows (in thousands):

	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2024
Revenue	$27,378	$81,649
Net income (loss)	6,071	15,572
The following unaudited pro forma summary presents the results of operations of the Company as if the acquisition of Variperm occurred on January 1, 2023 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Revenue	$207,806	$208,939	$615,407	$651,558
Net income (loss)	(14,427)	22,464	(27,516)	11,495
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
5. Inventories
The Company's significant components of inventory at September 30, 2024 and December 31, 2023 were as follows (in thousands):

	September 30, 2024	December 31, 2023
Raw materials and parts	$109,038	$92,563
Work in process	33,068	28,693
Finished goods	181,087	216,570
Total inventories	323,193	337,826
Less: inventory reserve	(36,254)	(38,187)
Inventories, net	$286,939	$299,639

Forum Energy Technologies, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
6. Goodwill and Intangible Assets
Goodwill
The changes in the carrying amount of goodwill from December 31, 2023 to September 30, 2024, were as follows (in thousands):

Artificial Lift and Downhole
Goodwill, December 31, 2023	$—
Acquisitions	66,778
Impact on non-U.S. local currency translation	(1,159)
Goodwill, September 30, 2024	$65,619
Goodwill is not amortized and is tested for impairment at least annually or when events and circumstances indicate that fair value may be below its carrying value.
Intangible Assets
Intangible assets consisted of the following as of September 30, 2024 and December 31, 2023, respectively (in thousands):

	September 30, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Intangibles	Amortization Period (In Years)
Customer relationships	$367,596	$(187,983)	$179,613	10 - 35
Patents and technology	89,356	(45,576)	43,780	5 - 19
Trade names	46,841	(30,618)	16,223	7 - 19
Trademarks	5,089	(2,375)	2,714	15
Non-compete agreements	191	(191)	—	5
Total intangible assets	$509,073	$(266,743)	$242,330

	December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Intangibles	Amortization Period (In Years)
Customer relationships	$267,838	$(164,672)	$103,166	10 - 35
Patents and technology	89,151	(41,189)	47,962	5 - 19
Trade names	42,847	(28,974)	13,873	7 - 19
Trademarks	5,089	(2,120)	2,969	15
Non-compete agreements	190	(190)	—	5
Total intangible assets	$405,115	$(237,145)	$167,970

Forum Energy Technologies, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
7. Debt
Debt as of September 30, 2024 and December 31, 2023 consisted of the following (in thousands):

	September 30, 2024	December 31, 2023
2025 Notes	$61,212	$134,208
Seller Term Loan	58,427	—
Credit Facility	109,043	—
Other debt	3,784	2,864
Long-term debt, principal amount	232,466	137,072
Unamortized debt discount	(1,266)	(5,074)
Debt issuance cost	339	(1,245)
Long-term debt, carrying value	231,539	130,753
Less: current portion	(69,385)	(1,186)
Long-term debt, net of current portion	$162,154	$129,567
2025 Notes
Our 9.00% convertible secured notes due August 2025 (“2025 Notes”), of which $61.2 million principal amount was outstanding at September 30, 2024, pay interest at the rate of 9.00%, of which 6.25% is payable in cash and 2.75% is payable in cash or additional notes, at the Company’s option. The 2025 Notes are secured by a first lien on substantially all of the Company’s assets, except for Credit Facility priority collateral, which secures the 2025 Notes on a second lien basis. In January 2023, $122.8 million or 48% of the then-outstanding principal amount of the 2025 Notes mandatorily converted into approximately 4.5 million shares of common stock.
In June 2024, we repurchased $13.0 million in aggregate principal amount of our 2025 Notes for $13.0 million. The net carrying value of the extinguished debt, including unamortized debt discount and debt issuance costs, was $12.5 million, resulting in a $0.5 million loss on extinguishment of debt.
In August 2024, we redeemed $60.0 million in aggregate principal amount of our 2025 Notes for $60.0 million. The net carrying value of the extinguished debt, including amortized debt discount and debt issuance costs, was $58.2 million, resulting in a $1.8 million loss on extinguishment of debt.
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

Forum Energy Technologies, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Credit Facility
Our Credit Facility matures on the earliest of (a) September 8, 2028, (b) the date that is 91 days prior to the maturity of 2025 Notes (which will not apply if the 2025 Notes are repaid prior to such 91st day) and (c) the date that is 91 days prior to the maturity of the Seller Term Loan if the outstanding aggregate principal amount thereunder is equal to or greater than $30.0 million. The Credit Facility provides revolving credit commitments of $250.0 million (with a sublimit of up to $70.0 million available for the issuance of letters of credit for the account of the Company and certain of its domestic subsidiaries) (the “U.S. Line”), of which up to $50.0 million is available to certain of our Canadian subsidiaries for loans in U.S. or Canadian dollars (with a sublimit of up to $10.0 million available for the issuance of letters of credit for the account of our Canadian subsidiaries) (the “Canadian Line”). Lender commitments under the Credit Facility, subject to certain limitations, may be increased by an additional $100.0 million.
Availability under the Credit Facility is subject to a borrowing base calculated by reference to eligible accounts receivable in the U.S., Canada and certain other jurisdictions (subject to a cap) and eligible inventory in the U.S. and Canada. Our borrowing capacity under the Credit Facility could be reduced or eliminated, depending on future fluctuations in our receivables and inventory. As of September 30, 2024, our total borrowing base was $184.8 million, of which $109.0 million amount was drawn and $17.0 million was used as security for outstanding letters of credit, resulting in remaining availability of $58.8 million.
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
Borrowings under the Canadian Line bear interest at a rate equal to, at our Canadian borrowers’ option, either (a) Canadian Overnight Repo Rate Average (“CORRA”), subject to a floor of 0.00%, plus a margin of 2.25% to 2.75%, or (b) a base rate plus a margin of 1.25% to 1.75%, in each case based upon the Company's quarterly net leverage ratio. The Canadian Line base rate is determined by reference to the greater of (i) the one-month CORRA plus 1.00% per annum and (ii) the prime rate for Canadian dollar commercial loans made in Canada as reported by Thomson Reuters, subject to a floor of 0.00%.
The weighted average interest rate under the Credit Facility was approximately 8.37% and 8.28% for the nine months ended September 30, 2024 and 2023, respectively.
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
In October 2024, we entered into an amendment (the “Credit Agreement Amendment”) to our Credit Facility. Pursuant to the Credit Agreement Amendment, the Credit Agreement will, upon satisfaction of conditions precedent specified therein, be modified to (i) permit the issuance of the 2029 Bonds (as defined below), (ii) permit, subject to specified conditions and up to specified amounts, redemption of the 2029 Bonds in certain circumstances and (iii) specify the extent to which collateral will be granted to secure Credit Agreement obligations by subsidiaries of Forum organized or domiciled under the laws of the United Kingdom, Germany or any territory or county thereof.
10.5% Senior Secured Bonds due 2029
On October 24, 2024, we priced an issuance (the “Offering”) of $100.0 million aggregate principal amount of 10.5% senior secured bonds due 2029 (the “2029 Bonds”). We expect to use the net proceeds from the Offering, together with cash on hand, to redeem in full all outstanding 2025 Notes and to repay all borrowings outstanding under the Seller Term Loan. The Offering is expected to close on November 7, 2024, subject to customary closing conditions.
Other Debt
Other debt consists of various finance leases of equipment.
Letters of Credit and Guarantees
We execute letters of credit in the normal course of business to secure the delivery of product from specific vendors and also to guarantee our fulfillment of performance obligations relating to certain large contracts. The Company had $17.0 million and $20.3 million in total outstanding letters of credit as of September 30, 2024 and December 31, 2023, respectively.
8. Income Taxes
For interim periods, our income tax expense or benefit is computed based on our estimated annual effective tax rate and any discrete items that impact the interim periods. For the three and nine months ended September 30, 2024, the Company recorded a tax expense of $4.6 million and $10.6 million, respectively. For the three and nine months ended September 30, 2023, the Company recorded a tax expense of $1.5 million and $6.2 million, respectively. The estimated annual effective tax rates for all periods were impacted by losses in jurisdictions where the recording of a tax benefit is not available. Furthermore, the tax expense or benefit recorded can vary from period to period depending on the Company’s relative mix of earnings and losses by jurisdiction. Finally, the Company believes that it is reasonably possible that a decrease of approximately $1.5 million of noncurrent unrecognized tax benefits may occur by the end of 2024 as a result of a lapse of the statute of limitations.
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
We have deferred tax assets related to net operating loss and other tax carryforwards in the U.S. and in certain states and foreign jurisdictions. We recognize deferred tax assets to the extent that we believe these assets are more likely than not to be realized. In making such a determination, we consider all available positive and negative evidence, including, but not limited to, our recent history of pretax losses over the prior three year period, the goodwill and intangible asset impairments for various reporting units, the future reversals of existing taxable temporary differences, the projected future taxable income or loss and tax-planning. We believe that there is a reasonable possibility that within the next 12 months, a portion of the valuation allowance will no longer be needed. Release of the valuation allowance would result in the recognition of certain deferred tax assets and a decrease to income tax expense for the period the release is recorded. However, the exact timing and amount of the valuation allowance release are subject to change on the basis of the level of profitability that we are able to actually achieve. As of September 30, 2024, we do not anticipate being able to fully utilize all of the losses prior to their expiration in the following jurisdictions: the U.S., the U.K., Germany, Singapore, China and Saudi Arabia. As a result, we have certain valuation allowances against our deferred tax assets as of September 30, 2024.

Forum Energy Technologies, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
9. Fair Value Measurements
The Company had $109.0 million and $58.4 million borrowings outstanding under the Credit Facility and Seller Term Loan as of September 30, 2024. The Credit Facility incurs interest at a variable interest rate, and therefore, the carrying amount approximates fair value. The Company has an option to prepay the Seller Term Loan anytime without premium or penalty, therefore, the carrying amount approximates fair value. The fair value of the debt is classified as a Level 2 measurement because interest rates charged are similar to other financial instruments with similar terms and maturities.
The fair value of our 2025 Notes is estimated using Level 2 inputs in the fair value hierarchy and is based on quoted prices for those or similar instruments. At September 30, 2024, the fair value and the carrying value of our 2025 Notes approximated $60.4 million and $59.8 million, respectively. At December 31, 2023, the fair value and the carrying value of our 2025 Notes approximated $130.9 million and $127.9 million, respectively.
There were no other significant outstanding financial instruments as of September 30, 2024 and December 31, 2023 that required measuring the amounts at fair value on a recurring basis. We did not change our valuation techniques associated with recurring fair value measurements from prior periods, and there were no transfers between levels of the fair value hierarchy during the nine months ended September 30, 2024.
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

Forum Energy Technologies, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Summary financial data by segment follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Revenue
Drilling and Completions	$123,587	$118,920	$359,683	$376,026
Artificial Lift and Downhole	84,226	60,357	255,737	177,681
Eliminations	(7)	(24)	(13)	(48)
Total revenue	$207,806	$179,253	$615,407	$553,659

Segment operating income
Drilling and Completions	$7,030	$3,868	$14,464	$15,483
Artificial Lift and Downhole	10,784	8,519	36,031	24,121
Corporate	(8,404)	(6,861)	(22,610)	(20,538)
Segment operating income	9,410	5,526	27,885	19,066
Transaction expenses	579	—	7,728	—
Loss (gain) on disposal of assets and other	(85)	(145)	107	137
Operating income	$8,916	$5,671	$20,050	$18,929
A summary of consolidated assets by reportable segment is as follows (in thousands):

	September 30, 2024	December 31, 2023
Drilling and Completions	$573,395	$615,033
Artificial Lift and Downhole	383,727	178,785
Corporate	16,615	27,243
Total assets	$973,737	$821,061
Corporate assets primarily include cash, certain prepaid assets and deferred loan costs.

Forum Energy Technologies, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
The following table presents our revenues disaggregated by product line (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Drilling	$35,741	$41,703	$107,714	$126,918
Subsea	20,903	14,748	59,537	40,894
Stimulation and Intervention	38,037	32,541	113,823	126,241
Coiled Tubing	28,906	29,928	78,609	81,973
Downhole	50,562	23,480	155,883	68,763
Production Equipment	17,968	21,706	54,508	59,268
Valve Solutions	15,696	15,171	45,346	49,650
Eliminations	(7)	(24)	(13)	(48)
Total revenue	$207,806	$179,253	$615,407	$553,659
The following table presents our revenues disaggregated by geography (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
United States	$108,363	$103,453	$322,232	$352,183
Canada	35,719	12,333	107,694	40,400
Middle East	24,678	27,359	67,411	64,058
Europe & Africa	15,826	16,832	58,481	39,177
Asia-Pacific	10,472	10,091	30,790	27,623
Latin America	12,748	9,185	28,799	30,218
Total revenue	$207,806	$179,253	$615,407	$553,659
11. Commitments and Contingencies
In the ordinary course of business, the Company is, and in the future could be, involved in various pending or threatened legal actions, some of which may or may not be covered by insurance. Management has reviewed such pending judicial and legal proceedings, the reasonably anticipated costs and expenses in connection with such proceedings, and the availability and limits of insurance coverage, and has established reserves that are believed to be appropriate in light of those outcomes that are believed to be probable and can be estimated. The reserves accrued at September 30, 2024 and December 31, 2023, respectively, are immaterial. In the opinion of management, the Company’s ultimate liability, if any, with respect to these actions is not expected to have a material adverse effect on the Company’s financial position, results of operations or cash flows.
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
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
12. Earnings (Loss) Per Share
The calculation of basic and diluted earnings per share for each period presented was as follows (dollars and shares in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Net income (loss)	$(14,815)	$7,969	$(31,826)	$(2,096)

Weighted average shares outstanding - basic	12,330	10,235	12,287	10,208
Dilutive effect of stock options and restricted stock	—	158	—	—
Weighted average shares outstanding - diluted	12,330	10,393	12,287	10,208

Earnings (loss) per share
Basic	$(1.20)	$0.78	$(2.59)	$(0.21)
Diluted	$(1.20)	$0.77	$(2.59)	$(0.21)
For the three and nine months ended September 30, 2024 and the nine months ended September 30, 2023, we excluded all potentially dilutive restricted shares and stock options in calculating diluted earnings per share as the effect was anti-dilutive due to net losses incurred for these periods. For the three months ended September 30, 2023, the calculation of diluted earnings per share excluded approximately 46 thousand shares that were anti-dilutive. Diluted earnings per share was calculated using treasury stock method for the restricted shares and stock options.
13. Stockholders' Equity
Stock-based compensation
During the nine months ended September 30, 2024, the Company granted 86,391 performance restricted stock units (assuming target performance) to employees that vest based upon the Company's total shareholder return compared to the total shareholder return of a group of peer companies over three different performance periods. The performance periods run from January 1, 2024 through December 31, 2024, January 1, 2024 through December 31, 2025 and January 1, 2024 through December 31, 2026, and 1/3 of each award is allocated to each performance period. The performance restricted stock units may settle for between 0% and 200% of the target units granted.
Also, during the nine months ended September 30, 2024, the Company granted 20,000 time-based restricted stock units to employees that vest after 1 year, and granted 49,180 shares to non-employee members of the Board of Directors that vest after 1 year.
Reclassification of liability-classified awards
During the nine months ended September 30, 2024, the Company granted 82,406 performance restricted stock units (assuming target performance) to employees with same terms as the performance restricted stock units above.
Also, during the nine months ended September 30, 2024, the Company granted 168,797 time-based restricted stock units to employees that vest ratably over three years.

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
15. Subsequent Events
On October 24, 2024, we priced an issuance of $100.0 million aggregate principal amount of 10.5% senior secured bonds due 2029. Refer to Note 7 Debt for additional information on the Offering.

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
Overview
We are a global manufacturing company serving the oil, natural gas, industrial and renewable energy industries. With headquarters in Houston, Texas, FET provides value added solutions aimed at improving the safety, efficiency, and environmental impact of our customers’ operations. Our highly engineered products include capital equipment and consumable products. FET’s customers include oil and natural gas operators, land and offshore drilling contractors, oilfield service companies, pipeline and refinery operators, and renewable and new energy companies. Consumable products are used by our customers in drilling, well construction and completion activities and at processing centers and refineries. Our capital products are directed at drilling rig equipment for constructing new or upgrading existing rigs, subsea construction and development projects, pressure pumping equipment, the placement of production equipment on new producing wells, downstream capital projects and capital equipment for renewable energy projects. For the nine months ended September 30, 2024, approximately 80% of our revenue was derived from consumable products and activity-based equipment, while the balance was primarily derived from capital products with a small amount from rental and other services.
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
Compared to 2023 full year average prices, oil and natural gas average prices have remained relatively flat despite tightened supply from the Organization of the Petroleum Exporting Countries ("OPEC+") production cuts and continued geopolitical tensions in Ukraine and the Middle East. These tensions could lead to a disruption to world energy markets and international supply chains. Although these near-term macroeconomic events have presented challenges, we expect that the world’s long-term energy demand will continue to rise and may outpace global supply. We expect that hydrocarbons will continue to play a vital role in meeting the world’s long-term energy needs while renewable energy sources become increasingly prominent.
Average West Texas Intermediate (“WTI”) and Brent oil prices were lower in the third quarter 2024 compared to the third quarter 2023. In addition, average natural gas prices were lower in the third quarter 2024 compared to the third quarter 2023. The decline in average prices during the third quarter 2024 can be attributed to lower global demand outlook than previously projected and anticipated increases in production by OPEC+.
Our revenues, over the long-term, are highly correlated to the global drilling rig count, which decreased 3.1% during the third quarter 2024 compared to average global rig count during third quarter 2023. The decrease was mainly driven by a decline in U.S. rig count of 9.7%. In the U.S., publicly owned exploration and production companies are expected to continue to exercise disciplined capital spending while privately owned exploration and production companies fluctuate their activity in response to changes in oil and natural gas prices. Activity levels in the U.S. are forecasted to remain depressed in the fourth quarter of 2024 and into 2025 while international growth is expected to decline.

The table below shows average crude oil and natural gas prices for WTI, Brent, and Henry Hub:

	Three Months Ended
	September 30,	June 30,	September 30,
	2024	2024	2023
Average global oil, $/bbl
West Texas Intermediate	$76.43	$82.79	$82.25
Brent	$80.01	$84.68	$86.65

Average North American Natural Gas, $/Mcf
Henry Hub	$2.11	$2.07	$2.59
The table below shows the average number of active drilling rigs operating by geographic area and drilling for different purposes, based on the weekly rig count information published by Baker Hughes Company.

	Three Months Ended
	September 30,	June 30,	September 30,
	2024	2024	2023
Active Rigs by Location
United States	586	603	649
Canada	210	136	188
International	937	962	951
Global Active Rigs	1,733	1,701	1,788

Land vs. Offshore Rigs
Land	1,497	1,458	1,539
Offshore	236	243	249
Global Active Rigs	1,733	1,701	1,788

U.S. Commodity Target
Oil/Gas	483	497	521
Gas	98	102	122
Unclassified	5	4	6
Total U.S. Active Rigs	586	603	649

U.S. Well Path
Horizontal	521	541	578
Vertical	16	17	17
Directional	49	45	54
Total U.S. Active Rigs	586	603	649
The table below shows the amount of total inbound orders by segment:

	Three Months Ended			Nine Months Ended
	September 30,	June 30,	September 30,	September 30,	September 30,
(in millions of dollars)	2024	2024	2023	2024	2023
Drilling and Completions	$129.5	$110.1	$139.9	$356.2	$383.1
Artificial Lift and Downhole	76.3	70.0	58.9	234.1	180.9
Total Orders	$205.8	$180.1	$198.8	$590.3	$564.0

Results of operations
Three months ended September 30, 2024 compared with three months ended September 30, 2023

	Three Months Ended September 30,		Change
(in thousands of dollars, except per share information)	2024	2023	$	%
Revenue
Drilling and Completions	$123,587	$118,920	$4,667	3.9%
Artificial Lift and Downhole	84,226	60,357	23,869	39.5%
Eliminations	(7)	(24)	17	*
Total revenue	207,806	179,253	28,553	15.9%
Segment operating income
Drilling and Completions	7,030	3,868	3,162	81.7%
Operating margin %	5.7%	3.3%
Artificial Lift and Downhole	10,784	8,519	2,265	26.6%
Operating margin %	12.8%	14.1%
Corporate	(8,404)	(6,861)	(1,543)	(22.5)%
Total segment operating income	9,410	5,526	3,884	70.3%
Operating margin %	4.5%	3.1%
Transaction expenses	579	—	579	*
Gain on disposal of assets and other	(85)	(145)	60	*
Operating income	8,916	5,671	3,245	57.2%
Interest expense	7,650	4,504	3,146	69.8%
Foreign exchange losses (gains) and other, net	9,631	(8,279)	17,910	*
Loss on extinguishment of debt	1,839	—	1,839	*
Total other (income) expense, net	19,120	(3,775)	22,895	606.5%
Income (loss) before income taxes	(10,204)	9,446	(19,650)	(208.0)%
Income tax expense	4,611	1,477	3,134	212.2%
Net income (loss)	$(14,815)	$7,969	$(22,784)	(285.9)%

Weighted average shares outstanding
Basic	12,330	10,235
Diluted	12,330	10,393
Earnings (loss) per share
Basic	$(1.20)	$0.78
Diluted	$(1.20)	$0.77
* not meaningful

Revenue
Our revenue for the three months ended September 30, 2024 was $207.8 million, an increase of $28.6 million, or 15.9%, compared to the three months ended September 30, 2023. For the three months ended September 30, 2024, our Drilling and Completions and our Artificial Lift and Downhole segments comprised 59.5% and 40.5% of our total revenue, respectively, compared to 66.3% and 33.7% of our total revenue, respectively, for the three months ended September 30, 2023. The overall increase in revenue is primarily related to the revenue contributed from the acquired Variperm business, and increased revenues in the Subsea and the Stimulation and Intervention product lines, partially offset by the decline in U.S. drilling activity and lower revenues in the Production Equipment product line in the third quarter 2024 compared to the third quarter 2023. The changes in revenue by operating segment consisted of the following:
Drilling and Completions segment — Revenue was $123.6 million for the three months ended September 30, 2024, an increase of $4.7 million, or 3.9%, compared to the three months ended September 30, 2023. This increase was driven by an increase of $6.2 million, or 41.7%, in our Subsea product line from higher project revenue recognized from ROVs and Launch and Recovery Systems ("LARS"); and, a $5.5 million, or 16.9%, increase in our Stimulation and Intervention product line, primarily due to higher sales of power ends and wireline cable. Partially offsetting this increase were a $6.0 million, or 14.3%, decrease in our Drilling product line primarily due to the decline in U.S. drilling activity and a $1.0 million, or 3.4%, decrease in our Coiled Tubing product line from lower international activity.
Artificial Lift and Downhole segment — Revenue was $84.2 million for the three months ended September 30, 2024, an increase of $23.9 million, or 39.5%, compared to the three months ended September 30, 2023. Revenue for our Downhole product line increased by $27.1 million, or 115.3%, primarily due to revenue contributed from the acquired Variperm business. Partially offsetting this increase was a $3.7 million, or 17.2% decrease, in the Production Equipment product line primarily due to a decline in demand for surface production equipment.
Segment operating income (loss) and segment operating margin percentage
Segment operating income for the three months ended September 30, 2024 was $9.4 million, a $3.9 million increase compared to an income of $5.5 million for the three months ended September 30, 2023. For the three months ended September 30, 2024, segment operating margin percentage was 4.5% compared to 3.1% for the three months ended September 30, 2023. Segment operating margin percentage is calculated by dividing segment operating income (loss) by revenue for the period. The change in operating income (loss) for each segment is explained as follows:
Drilling and Completions segment — Segment operating income was $7.0 million, or 5.7%, for the three months ended September 30, 2024 compared to operating income of $3.9 million, or 3.3%, for the three months ended September 30, 2023. The $3.2 million increase in segment operating results is primarily attributable to higher volume and profitability in the Subsea and the Stimulation and Intervention product lines, partially offset by lower operating leverage on lower sales volumes of our drilling products.
Artificial Lift and Downhole segment — Segment operating income was $10.8 million, or 12.8%, for the three months ended September 30, 2024 compared to an income of $8.5 million, or 14.1%, for the three months ended September 30, 2023. The $2.3 million increase was primarily driven by the acquisition of Variperm, partially offset by the decline in operating leverage on lower sales volumes of our surface production equipment.
Corporate — Selling, general and administrative expenses for Corporate were $8.4 million for the three months ended September 30, 2024 compared to $6.9 million for the three months ended September 30, 2023. This increase was primarily related to higher variable compensation costs and professional fees. Corporate costs include, among other items, payroll related costs for management, administration, finance, legal, and human resources personnel; professional fees for legal, accounting and related services; and marketing costs.
Other items not included in segment operating income (loss)
Transaction expenses, gain (loss) on the disposal of assets and other are not included in segment operating income, but are included in total operating income.

Other income and expense
Other income and expense includes interest expense, foreign exchange gains (losses) and other, and loss on extinguishment of debt. We incurred $7.7 million of interest expense during the three months ended September 30, 2024, an increase of $3.1 million compared to the three months ended September 30, 2023, due to the increased borrowings under our revolving Credit Facility and borrowings under the Seller Term Loan entered into in connection with the Variperm Acquisition. See Note 7 Debt for further details related to the Credit Facility and Seller Term Loan.
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
During the three months ended September 30, 2024, we redeemed an aggregate $60.0 million of principal amount of our 9.00% convertible secured notes due August 2025 (“2025 Notes”) at par value. The net carrying value of the extinguished debt, including unamortized debt discount and debt issuance costs, was $58.2 million, resulting in a $1.8 million loss on extinguishment of debt.
Taxes
We recorded tax expense of $4.6 million and $1.5 million for the three months ended September 30, 2024 and 2023, respectively. The estimated annual effective tax rates for the three months ended September 30, 2024 and 2023 were impacted by losses in jurisdictions where the recording of a tax benefit is not available. Furthermore, the tax expense or benefit recorded can vary from period to period depending on the Company’s relative mix of earnings and losses by jurisdiction.

Results of operations
Nine months ended September 30, 2024 compared with nine months ended September 30, 2023

	Nine Months Ended September 30,		Change
(in thousands of dollars, except per share information)	2024	2023	$	%
Revenue
Drilling and Completions	$359,683	$376,026	$(16,343)	(4.3)%
Artificial Lift and Downhole	255,737	177,681	78,056	43.9%
Eliminations	(13)	(48)	35	*
Total revenue	615,407	553,659	61,748	11.2%
Segment operating income
Drilling and Completions	14,464	15,483	(1,019)	(6.6)%
Operating margin %	4.0%	4.1%
Artificial Lift and Downhole	36,031	24,121	11,910	49.4%
Operating margin %	14.1%	13.6%
Corporate	(22,610)	(20,538)	(2,072)	(10.1)%
Total segment operating income	27,885	19,066	8,819	46.3%
Operating margin %	4.5%	3.4%
Transaction expenses	7,728	—	7,728	*
Loss on disposal of assets and other	107	137	(30)	*
Operating income	20,050	18,929	1,121	5.9%
Interest expense	25,069	13,742	11,327	82.4%
Foreign exchange losses and other, net	13,864	1,129	12,735	*
Loss on extinguishment of debt	2,302	—	2,302	*
Total other expense	41,235	14,871	26,364	177.3%
Income (loss) before income taxes	(21,185)	4,058	(25,243)	(622.1)%
Income tax expense	10,641	6,154	4,487	72.9%
Net loss	$(31,826)	$(2,096)	$(29,730)	(1,418.4)%

Weighted average shares outstanding
Basic	12,287	10,208
Diluted	12,287	10,208
Loss per share
Basic	$(2.59)	$(0.21)
Diluted	$(2.59)	$(0.21)
* not meaningful

Revenue
Our revenue for the nine months ended September 30, 2024 was $615.4 million, an increase of $61.7 million, or 11.2%, compared to the nine months ended September 30, 2023. For the nine months ended September 30, 2024, our Drilling and Completions and our Artificial Lift and Downhole segments comprised 58.4% and 41.6% of our total revenue, respectively, compared to 67.9% and 32.1% of our total revenue, respectively, for the nine months ended September 30, 2023. The overall increase in revenue is primarily related to the revenue contributed from the acquired Variperm business and increased revenues in the Subsea product line, partially offset by the decline in U.S. drilling and completions activity in 2024 compared to 2023. The changes in revenue by operating segment consisted of the following:
Drilling and Completions segment — Revenue was $359.7 million for the nine months ended September 30, 2024, a decrease of $16.3 million, or 4.3%, compared to the nine months ended September 30, 2023. The decrease in segment revenue included a $19.2 million, or 15.1%, decrease from the Drilling product line, a $12.4 million, or 9.8%, decrease from the Stimulation and Intervention product line, and a $3.4 million, or 4.1%, decrease from the Coiled Tubing product line, primarily the result of declining U.S. drilling and completions activity. These decreases were partially offset by an increase of $18.6 million, or 45.6%, in our Subsea product line due to higher project revenue recognized from ROVs and LARS, and an increase in parts sales.
Artificial Lift and Downhole segment — Revenue was $255.7 million for the nine months ended September 30, 2024, an increase of $78.1 million, or 43.9%, compared to the nine months ended September 30, 2023. Revenue for our Downhole product line increased by $87.1 million, or 126.7%, primarily due to revenue contributed from the acquired Variperm business and an increase in downhole equipment sales from increased international activity. This increase was partially offset by a $4.8 million, or 8.0%, decrease in surface production equipment and a $4.3 million, or 8.7%, decrease in sales of our valve products.
Segment operating income (loss) and segment operating margin percentage
Segment operating income for the nine months ended September 30, 2024 was $27.9 million, a $8.8 million increase compared to $19.1 million for the nine months ended September 30, 2023. For the nine months ended September 30, 2024, segment operating margin percentage was 4.5% compared to 3.4% for the nine months ended September 30, 2023. Segment operating margin percentage is calculated by dividing segment operating income by revenue for the period. The change in operating income for each segment is explained as follows:
Drilling and Completions segment — Segment operating income was $14.5 million, or 4.0%, for the nine months ended September 30, 2024 compared to $15.5 million, or 4.1%, for the nine months ended September 30, 2023. The $1.0 million decrease in segment operating results is primarily due to the overall decline in segment revenues.
Artificial Lift and Downhole segment — Segment operating income was $36.0 million, or 14.1%, for the nine months ended September 30, 2024 compared to $24.1 million, or 13.6%, for the nine months ended September 30, 2023. The $11.9 million increase in segment operating results was primarily driven by the acquisition of Variperm, partially offset by the decline in operating leverage on lower sales volumes of our surface production equipment.
Corporate — Selling, general and administrative expenses for Corporate were $22.6 million for the nine months ended September 30, 2024 compared to $20.5 million for the nine months ended September 30, 2023. This increase was primarily related to higher variable compensation costs. Corporate costs include, among other items, payroll related costs for management, administration, finance, legal, and human resources personnel; professional fees for legal, accounting and related services; and marketing costs.
Other items not included in segment operating income (loss)
Transaction expenses, gain (loss) on the disposal of assets and other are not included in segment operating income, but are included in total operating income.
Other income and expense
Other income and expense includes interest expense, foreign exchange gains (losses) and other, and loss on extinguishment of debt. We incurred $25.1 million of interest expense during the nine months ended September 30, 2024, an increase of $11.3 million compared to the nine months ended September 30, 2023, due to the increased borrowings under our revolving Credit Facility and borrowings under the Seller Term Loan entered into in connection with the Variperm Acquisition. See Note 7 Debt for further details related to the Credit Facility and Seller Term Loan.

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
During the nine months ended September 30, 2024, we retired an aggregate $73.0 million of principal amount of our 2025 Notes at approximately par value. The net carrying value of the extinguished debt, including unamortized debt discount and debt issuance costs, was $70.7 million, resulting in a $2.3 million loss on extinguishment of debt.
Taxes
We recorded tax expense of $10.6 million and $6.2 million for the nine months ended September 30, 2024 and 2023, respectively. The estimated annual effective tax rates for the nine months ended September 30, 2024 and 2023 were impacted by losses in jurisdictions where the recording of a tax benefit is not available. Furthermore, the tax expense or benefit recorded can vary from period to period depending on the Company’s relative mix of earnings and losses by jurisdiction.
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
As of September 30, 2024, we had $61.2 million principal amount of 2025 Notes outstanding, $109.0 million of borrowings under our revolving Credit Facility and $58.4 million principal amount of the Seller Term Loan outstanding. During the nine months ended September 30, 2024, we retired an aggregate $73.0 million of principal amount of our 2025 Notes, including the $60.0 million in aggregate principal amount of our 2025 Notes that we redeemed in August 2024. The remaining 2025 Notes mature in August 2025. The Credit Facility matures on the earliest of (a) September 8, 2028, (b) the date that is 91 days prior to the maturity of 2025 Notes (which will not apply if the 2025 Notes are repaid prior to such 91st day) and (c) the date that is 91 days prior to the maturity of the Seller Term Loan if the outstanding aggregate principal amount thereunder is equal to or greater than $30 million. The Seller Term Loan matures in December 2026. See Note 7 Debt for further details related to the terms for our debt arrangements.
On October 24, 2024, we priced an issuance of $100.0 million aggregate principal amount of the 2029 Bonds. We expect to use the net proceeds, together with cash on hand, to redeem in full all outstanding 2025 Notes and to repay all borrowings outstanding under the Seller Term Loan. The Offering is expected to close on November 7, 2024, subject to customary closing conditions. Refer to Note 7 Debt for additional information on the Offering.
As of September 30, 2024, we had cash and cash equivalents of $33.3 million and $58.8 million of availability under the Credit Facility. We intend to use approximately $20 million of cash on hand and borrowings from our credit facility, together with the net proceeds from the issuance of the 2029 Bonds, to repay in full the 2025 Notes and the Seller Term Loan. We anticipate that our future working capital requirements for our operations will fluctuate directionally with revenues. Furthermore, availability under the Credit Facility will fluctuate directionally based on the level of our eligible accounts receivable and inventory subject to applicable sublimits. In addition, we expect total 2024 capital expenditures to be approximately $10.0 million, primarily for replacement of end of life machinery and equipment.
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
In November 2021, our board of directors approved a program for the repurchase of outstanding shares of our common stock with an aggregate purchase amount of up to $10.0 million. Shares may be repurchased under the program from time to time, in amounts and at prices that the company deems appropriate, subject to market and business conditions, applicable legal requirements and other considerations. During the nine months ended September 30, 2024, we did not repurchase shares of our common stock and the remaining authorization under this program is $2.4 million.
In January 2024, we completed the Variperm Acquisition for consideration of approximately $150.0 million of cash (subject to customary purchase price adjustments) and 2.0 million shares of our common stock. We may pursue additional acquisitions in the future, which may be funded with cash and/or equity.
Our cash flows for the nine months ended September 30, 2024 and 2023 are presented below (in millions):

	Nine Months Ended September 30,
	2024	2023
Net cash provided by (used in) operating activities	$53.7	$(3.1)
Net cash used in investing activities	(155.9)	(4.2)
Net cash provided by (used in) financing activities	89.4	(6.9)
Effect of exchange rate changes on cash	(0.1)	0.3
Net decrease in cash, cash equivalents and restricted cash	$(12.9)	$(13.9)
Net cash provided by (used in) operating activities
Net cash provided by operating activities was $53.7 million for the nine months ended September 30, 2024 compared to net cash used in operating activities of $3.1 million for the nine months ended September 30, 2023. This improvement in operating cash flow usage is primarily attributable to changes in working capital which provided cash of $30.8 million for the nine months ended September 30, 2024 compared to a use of cash of $36.8 million for the nine months ended September 30, 2023.
Net cash used in investing activities
Net cash used in investing activities was $155.9 million for the nine months ended September 30, 2024, mainly related to the Variperm Acquisition of $150.4 million, and to $5.7 million of capital expenditures. Net cash used in investing activities was $4.2 million for the nine months ended September 30, 2023, including $5.5 million of capital expenditures, partially offset by $1.3 million of proceeds from the sale of property and equipment.
Net cash provided by (used in) financing activities
Net cash provided by financing activities was $89.4 million for the nine months ended September 30, 2024 compared to $6.9 million of cash used in financing activities for the nine months ended September 30, 2023. The change in net cash provided by financing activities primarily resulted from $109.0 million in borrowings from the revolving Credit Facility and $59.7 million from the Seller Term Loan, partially offset by the retirement of 2025 Notes of $73.0 million during the nine months ended September 30, 2024 compared to a net zero of borrowings on the revolving Credit Facility during the nine months ended September 30, 2023.
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
Summarized financial information for the year-to-date interim period and the most recent annual period was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Summarized Statements of Operations	2024	2023	2024	2023
Revenue	$126,694	$133,202	$389,426	$424,210
Cost of sales	98,891	100,361	300,301	324,421
Operating income	(8,333)	6,034	(15,214)	14,910
Net income (loss)	(14,815)	7,969	(31,826)	(2,096)

	September 30, 2024	December 31, 2023
Summarized Balance Sheet
Current assets	$345,105	$388,817
Non-current assets	236,451	251,901

Current liabilities	$201,414	$144,493
Payables to non-guarantor subsidiaries	38,690	190,816
Non-current liabilities	207,488	178,811
Critical accounting policies and estimates
There have been no material changes in our critical accounting policies and procedures during the nine months ended September 30, 2024. For a detailed discussion of our critical accounting policies and estimates, refer to our 2023 Annual Report on Form 10-K. For recent accounting pronouncements, refer to Note 2 Recent Accounting Pronouncements.
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
Our management, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b) as of September 30, 2024. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2024.
Changes in Internal Control over Financial Reporting
In January 2024, we completed the acquisition of Variperm. We are currently integrating Variperm into our internal controls over financial reporting. Except for the inclusion of Variperm, there have been no changes in our internal control over financial reporting during the quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
Information related to Item 1. Legal Proceedings is included in Note 11 Commitments and Contingencies, which is incorporated herein by reference.
Item 1A. Risk Factors
For additional information about our risk factors, see “Risk Factors” in Item 1A of our 2023 Annual Report on Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
In November 2021, our board of directors approved a program for the repurchase of outstanding shares of our common stock with an aggregate purchase amount of up to $10.0 million. Shares may be repurchased under the program from time to time, in amounts and at prices that the Company deems appropriate, subject to market and business conditions, applicable legal requirements and other considerations. The program may be executed using open market purchases pursuant to Rule 10b-18 under the Exchange Act, in privately negotiated agreements, or by way of issuer tender offers, Rule 10b5-1 plans or other transactions. From the inception of the program through September 30, 2024, we have repurchased approximately 298 thousand shares of our common stock for aggregate consideration of approximately $7.6 million. Remaining authorization under this program is $2.4 million.
No shares were purchased during the three months ended September 30, 2024.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Rule 10b5-1 Trading Plan
During the quarter ended September 30, 2024, no director or Section 16 officer adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements.

Item 6. Exhibits

Exhibit
Number		DESCRIPTION

10.1*	—
Amendment No. 2 to Second Lien Seller Term Loan Credit Agreement, dated as of September 23, 2024, among Forum, as borrower, the lenders party thereto, Variperm Energy Services Partnership, as existing administrative agent and collateral agent for each of the lenders and GLAS USA LLC as successor administrative agent and collateral agent.

10.2	—
Amendment No. 6 to Third Amended and Restated Credit Agreement, dated October 14, 2024, by and among Forum, Forum Canada ULC, GT Coiled Tubing of Canada ULC, the guarantors party thereto, Wells Fargo Bank, National Association, as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to Forum’s Current Report on Form 8-K).

22.1	—	Subsidiary guarantors of the Company's Convertible Secured Notes due 2025 (incorporated by reference to Exhibit 22.1 to Forum's Annual Report on Form 10-K filed on March 5, 2024).

31.1**	—	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	—	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	—	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	—	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	—	Inline XBRL Instance Document.

101.SCH*	—	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	—	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB*	—	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	—	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF*	—	Inline XBRL Taxonomy Extension Definition Linkbase Document.

104*	—	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*Filed herewith.
**Furnished herewith.

SIGNATURES
As required by Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has authorized this report to be signed on its behalf by the undersigned authorized individuals.

FORUM ENERGY TECHNOLOGIES, INC.
Date:	November 1, 2024	By:	/s/ D. Lyle Williams, Jr.
D. Lyle Williams, Jr.
Executive Vice President and Chief Financial Officer
(As Duly Authorized Officer and Principal Financial Officer)

		By:	/s/ Katherine C. Keller
Katherine C. Keller
Senior Vice President and Chief Accounting Officer
(As Duly Authorized Officer and Principal Accounting Officer)