Form 10-K
period 2024-12-31
FORUM ENERGY TECHNOLOGIES, INC.
filed 2025-03-03
CIK 1401257

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________
Form 10-K
___________________________________

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2024
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of Common Stock held by non-affiliates on June 30, 2024, determined using the per share closing price on the New York Stock Exchange Composite tape of $16.86 on June 30, 2024, was approximately $195.7 million. For this purpose, our executive officers and directors are considered affiliates.
As of February 21, 2025, there were 12,349,129 common shares outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of our Proxy Statement for the 2025 Annual Meeting of Stockholders are incorporated by reference into Part III of this report.

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
Overview
We are a global manufacturing company serving the oil, natural gas, industrial and renewable energy industries. With headquarters in Houston, Texas, FET provides value added solutions aimed at improving the safety, efficiency, and environmental impact of our customers’ operations. Our highly engineered products include capital equipment and consumable products. FET’s customers include oil and natural gas operators, land and offshore drilling contractors, oilfield service companies, pipeline and refinery operators, and renewable energy and new energy companies. Consumable products are used by our customers in drilling, well construction and completion activities and at processing centers and refineries. Our capital products are directed at drilling rig equipment for constructing new or upgrading existing rigs, subsea construction and development projects, pressure pumping equipment, the placement of production equipment on new producing wells, downstream capital projects and capital equipment for renewable energy projects. In 2024, approximately 80% of our revenue was derived from consumable products and activity-based equipment, while the balance was primarily derived from capital products with a small amount from rental and other services.
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
In the first quarter 2024, following the acquisition (the “Variperm Acquisition”) of Variperm Holdings Ltd. (“Variperm”), we aligned our reportable segments with business activity drivers, our customer base, and the manner in which management reviews and evaluates operating performance. FET now operates in the following two reportable segments: (1) Drilling and Completions and (2) Artificial Lift and Downhole. Refer to Note 17 Business Segments for the product lines making up each segment. Our historical results of operations were recast retrospectively to reflect these changes in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).
We incorporate by reference the segment and geographic information for the last two years set forth in Note 17 Business Segments, and the information with respect to the Variperm Acquisition set forth in Note 4 Acquisition.
DRILLING AND COMPLETIONS SEGMENT
Our Drilling and Completions segment designs, manufactures and supplies products and solutions to the drilling, subsea, coiled tubing, well stimulation and intervention markets, including applications in the oil and natural gas, renewable energy, defense and communications industries. The products and solutions consist primarily of (i) capital equipment and consumable products used in the drilling process; (ii) capital equipment and aftermarket products including subsea remotely operated vehicles (“ROVs”) and trenchers, submarine rescue vehicles, specialty components and tooling, and technical services; (iii) capital equipment and consumable products sold to the pressure pumping market, including hydraulic fracturing pumps, cooling systems, and high-pressure flexible hoses and flow iron; (iv) wireline cable and pressure control equipment used in the well completion and intervention service markets; and (v) coiled tubing strings and pressure control equipment used in coiled tubing operations, as well as coiled line pipe and related services.

There are several factors that drive demand for our Drilling and Completions segment. Our Drilling product line is influenced by global drilling activity, the level of capital investment in drilling rigs and equipment replacement as drilling contractors modify or replace existing rigs to improve capability, efficiency or safety, and the number of rigs in use, and the severity of operating conditions. Our Subsea product line is affected by global offshore activity, defense spending, subsea equipment and pipeline installation, repair and maintenance expenditures, and growth in offshore windfarm development. Demand for our Stimulation & Intervention and Coiled Tubing product lines is impacted by the level of shale or tight sand basin hydraulic fracturing activity and the level of workover and intervention activity.
Drilling. We provide both drilling capital equipment and consumables, with a focus on products that enhance our customers’ handling of tubulars and drilling fluids on the drilling rig. Our product offering includes powered and manual tubular handling equipment; customized offline crane systems; drilling data acquisition management systems; pumps, pump parts, valves, and manifolds; drilling fluid end components; and, a broad line of items consumed in the drilling process.
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
Consumable products. We manufacture a range of consumable products used on drilling rigs and well servicing rigs. Our consumable products include valves, centrifugal pumps, mud pump fluid end components, including P-Quip™ mud pump modules, Forumlok™, rig sensors, inserts, and dies. We are also a supplier of oilfield bearings to original equipment manufacturers and repair businesses for use in drilling and well stimulation equipment.
Our primary customers in this product line include domestic and international drilling rig contractors operating land and offshore based drilling rigs.
Subsea. We design and manufacture capital equipment and specialty components used in the subsea sector and provide a broad suite of complementary technical services. We have a core focus on the design and manufacture of ROV systems, other specialty subsea vehicles, and rescue submarines, as well as critical components of these vehicles. Many of our related technical services complement our vehicle offerings.
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
We also manufacture pressure control products that are used for well intervention operations and sold domestically and internationally to oilfield service companies and equipment rental companies. Products we supply include blowout preventers for coiled tubing and wireline units, and our Hydraulic Latch Assembly and FASTConnect units, which are used to facilitate efficient zipper fracturing operations. We also manufacture electro-mechanical wireline cables as well as innovative EnviroLite branded (greaseless) cables. We also conduct aftermarket refurbishment and recertification services for pressure control equipment.
Our primary customers in the Stimulation and Intervention product line are pressure pumping, wireline and flowback service companies. In addition, we sell directly to pressure pumping original equipment manufacturers.
Coiled Tubing. We manufacture Global Tubing® branded coiled tubing strings, including DURACOIL (quench and temper), and coiled line pipe, and provide related services. Coiled tubing strings are consumable components utilized to perform well completion and intervention activities. Our coiled line pipe offering serves as an alternative to conventional line pipe and flexible composite alternatives in onshore and offshore applications. In addition, our coiled line pipe offering can be utilized to transport carbon dioxide for injection into underground storage.
The product line’s primary customers are domestic and international service companies that provide coiled tubing services and oil and gas operators.
ARTIFICIAL LIFT AND DOWNHOLE SEGMENT
Our Artificial Lift and Downhole segment designs, manufactures and supplies products and solutions for the artificial lift, well construction, production and infrastructure markets. The products and solutions consist primarily of: (i) products designed to safeguard artificial lift equipment and downhole cables; (ii) well construction casing and cementing equipment; (iii) customized downhole technology solutions, providing sand and flow control products for heavy oil applications; (iv) engineered process systems, production equipment, as well as specialty separation equipment; and (v) a wide range of industrial valves focused on oil and natural gas as well as power generation, renewable energy and other general industrial applications.
There are several factors that drive demand for our Artificial Lift and Downhole segment. Our Downhole product line is impacted by the level of well completion activity and complexity of well construction and completion. Our Production Equipment product line’s primary market driver is the level of spending associated with new producing wells as well as spending on midstream and downstream projects. In addition, demand for our Valve Solutions products is affected by activity levels in the power generation, process, petrochemical and mining industries.
Downhole. We manufacture a broad line of downhole products that are consumed during the construction, completion and production phases of a well’s lifecycle.
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
Sand and flow control solutions. Through our Variperm branded tools we provide sand and flow control products for heavy oil applications. The Company’s suite of differentiated technology is designed, engineered, and custom-manufactured to meet the stringent requirements of producers. Customers utilize our sand control and near wellbore physics experts who have specific expertise in areas such as physical modelling, experimental testing, petroleum geomechanics, rock mechanics, and geotechnics. Our technical team designs unique and well-specific sand control strategies, based on sand characterization, near wellbore conditions, and screen evaluation.
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
Business history
FET was incorporated in 2005 and on April 17, 2012, we completed our initial public offering. Since then, we have completed acquisitions to round out our offering in certain product lines and to build our Coiled Tubing and Stimulation and Intervention product lines.

Backlog
As we provide a mix of consumable products, capital goods, and repair parts and services, the majority of orders and commitments included in our backlog as of December 31, 2024 are scheduled to be delivered within six months. Our backlog was approximately $213.5 million and $241.6 million at December 31, 2024 and 2023, respectively. Substantially all of the projects currently in our backlog are subject to change and our customers may seek to terminate these orders. However, customers are generally required to pay us for work performed as well as other costs and fees as a result of such changes or termination. It is difficult to predict how much of our current backlog may be delayed or terminated, or subject to changes, as well as our ability to collect termination or change fees.
Our consumable and repair products are predominantly off-the-shelf items requiring short lead-times, generally less than six months, and our related refurbishment or other services are also not contracted with significant lead time. The composition of our backlog is reflective of our mix of capital equipment, consumable products, aftermarket and other related items. Our bookings, which consist of written orders or commitments for our products or related services, during the years ended December 31, 2024 and 2023 were approximately $780.3 million and $724.3 million, respectively.
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
Competition
The markets in which we operate are highly competitive. We compete with a number of companies of varying sizes, including large national and multinational companies, as well as smaller competitors on a regional or local basis. We have no single competitor across all of our product lines. Some of our more significant competitors include manufacturing companies such as NOV Inc. and Tenaris S.A., and the manufacturing arms of SLB, TechnipFMC plc and Weatherford International PLC.
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
Raw materials
We acquire component parts, products and raw materials from suppliers, including foundries, forge shops, and original equipment manufacturers. The prices we pay for our raw materials may be affected by, among other things, energy, steel and other commodity prices, inflationary pressures, tariffs and duties on imported materials, and foreign currency exchange rates. Certain of our component parts, products or raw materials, such as bearings, are only available from a limited number of suppliers. Please see “Risk factors—Risks related to our business—We rely on relationships with key suppliers to operate and maintain our business.”
Timely receipt of raw materials is critical to our business and we may not be able to continue purchasing raw materials on a timely basis or at acceptable prices in the future. We generally try to purchase raw materials from multiple suppliers so that we are not dependent on any one supplier, but this is not always possible.

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
We typically offer our customers standard payment terms of 30 days, although customers often take 65 days or more to settle accounts. For sales into certain countries or for select customers, we might require payment upfront or credit support through a letter of credit. For longer term projects, we typically require progress payments as important milestones are reached. On average, we collect our receivables in about 70 days from shipment resulting in a substantial investment in accounts receivable. Standard terms with our vendors are 60 days. For critical items sourced from significant vendors, we have settled accounts more quickly, sometimes in exchange for early payment discounts.
Governmental regulation
Our operations are subject to numerous stringent and complex foreign, federal, provincial, state and local laws and regulations governing the discharge of materials into the environment, health and safety aspects of our operations, or otherwise relating to human health and environmental protection. In addition to environmental and worker safety regulations, we are subject to regulation by numerous other governmental regulatory agencies, including the U.S. Department of Labor and other state, local and international bodies regulating worker rights and labor conditions. In addition, we are subject to certain requirements to contribute to retirement funds or other benefit plans and laws in some jurisdictions in which we operate restrict our ability to dismiss employees. Failure to comply with these laws or regulations or to obtain or comply with permits may result in the assessment of administrative, civil and criminal penalties, imposition of remedial or corrective action requirements, the imposition of injunctions to prohibit certain activities or force future compliance, and even criminal prosecution.
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
Hazardous substances and waste
The Resource Conservation and Recovery Act (“RCRA”) and comparable state statutes, regulate the generation, transportation, treatment, storage, disposal and cleanup of hazardous and non-hazardous wastes. Under the auspices of the Environmental Protection Agency (“EPA”), individual states administer some or all of the provisions of the RCRA, sometimes in conjunction with their own, more stringent requirements. We are required to manage the transportation, storage and disposal of hazardous and non-hazardous wastes in compliance with the RCRA.

The Comprehensive Environmental Response, Compensation, and Liability Act (“CERCLA”), also known as the Superfund law, imposes joint and several liability, without regard to fault or legality of conduct, on classes of persons who are considered to be responsible parties for the release of a hazardous substance into the environment. These persons include the owner or operator of the site where the release occurred, and anyone who disposed or arranged for the disposal of a hazardous substance released at the site. We currently own, lease, or operate numerous properties that have been used for manufacturing and other operations for many years. We also contract with waste removal services and landfills. These properties and the substances disposed or released on them may be subject to the CERCLA, RCRA and analogous state laws. Under such laws, we could be required to remove previously disposed substances and wastes, remediate contaminated property, perform remedial operations to prevent future contamination, or to contribute financially to efforts to do the same. In addition, it is not uncommon for neighboring landowners and other third-parties to file claims for personal injury and property damage allegedly caused by hazardous substances released into the environment.
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
Employees
As of December 31, 2024, we had approximately 1,800 employees. Of our total employees, approximately 1,100 were in the U.S., 200 were in the United Kingdom, 100 were in Germany, 300 were in Canada and 100 were in other locations. We are not a party to any collective bargaining agreements, other than in our Hamburg, Germany facility. We consider our relations with our employees to be satisfactory.

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
•During the year ended December 31, 2024, we incurred impairment charges and we may incur additional impairment charges in the future.

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
•ability or willingness of the Organization of Petroleum Exporting Countries and other allied producing countries (“OPEC+”) and other major producers to set and maintain production limits;
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
The oil and natural gas industry has historically experienced periodic reductions in the overall level of exploration and development activities in connection with declines in commodity prices. As a result, there are periodic reductions in the demand for our products and services, downward pressure on the prices that we charge and ultimately an adverse impact on our business. Although during 2023 and 2024, oil and gas prices and demand remained relatively steady, it is uncertain whether prices will maintain current levels, decline or increase. Furthermore, there can be no assurance that the demand or pricing for oil and natural gas will follow historic patterns, including as a result of increased availability of alternative energy sources. Declines in oil and natural gas prices, decreased levels of exploration, development, and production activity, use of alternative sources of energy, and the willingness of customers to invest in their equipment relative to historical norms may negatively affect:
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
The EPA has asserted federal authority over hydraulic fracturing using fluids that contain “diesel fuel” under the federal Safe Drinking Water Act (“SDWA”) Underground Injection Control Program and has issued permitting guidance for hydraulic fracturing operations involving the use of diesel fuel in fracturing fluids in those states where the EPA is the permitting authority. Additionally, in March 2015, the Department of the Interior’s Bureau of Land Management (“BLM”) issued final rules, including new requirements relating to public disclosure, wellbore integrity and handling of flowback water, to regulate hydraulic fracturing on federal and Indian lands. These rules were rescinded by rule in December 2017; however, in January 2018, California and a coalition of environmental groups filed a lawsuit in the Northern District of California to challenge the BLM’s rescission of the rules. The Northern District of California upheld the rescission in 2020, but this decision was then appealed to the Ninth Circuit Court of Appeals. These challenges remain ongoing and future implementation of the BLM rules is uncertain at this time.
In past sessions, Congress has considered, but not passed, the adoption of legislation to provide for federal regulation of hydraulic fracturing under the SDWA and to require disclosure of the chemicals used in the hydraulic fracturing process. Some states have adopted, and other states are considering adopting, legal requirements that could impose more stringent permitting, public disclosure or well construction requirements on hydraulic fracturing activities or impose bans or moratoria on these activities altogether. Local governments also may seek to adopt ordinances within their jurisdictions regulating the time, place and manner of drilling activities in general or hydraulic fracturing activities in particular, in some cases banning hydraulic fracturing entirely. For example, the Colorado state legislature passed a package of hydraulic fracturing regulations in April 2019. Under the new law, the state oil and natural gas agency must review well locations for environmental protection criteria. In addition, the legislation broadened the authority for local governments to further regulate or restrict hydraulic fracturing. In April 2021, the California Governor’s Office directed state regulators to end the issuance of new permits for hydraulic fracturing, rules effective October 2024. In February 2018, the Oklahoma Corporation Commission released a protocol that requires operators to suspend hydraulic fracturing well completion operations in response to certain levels of seismic activity.
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
In January 2021, President Biden signed an executive order that, among other things, instructed the Secretary of the Interior to pause new oil and natural gas leases on public lands or in offshore waters pending completion of a comprehensive review and reconsideration of federal oil and natural gas permitting and leasing practices. Following that executive order, the acting Secretary of the Interior issued an order imposing a 60 day pause on the issuance of new leases, permits and right-of-way grants for oil and gas drilling on federal lands, unless approved by senior officials at the Department of the Interior. In March 2021, prior to the expiration of the Secretary of the Interior’s order, President Biden announced that career staff at the Department of the Interior would resume processing oil and gas drilling permits. In August 2022, a federal judge for the U.S. District Court of the Western District of Louisiana issued a permanent injunction against the pause of oil and natural gas leasing on public lands or in offshore waters of the thirteen plaintiff states that brought the lawsuit, which followed a June 2021 nationwide preliminary injunction by the district court that was subsequently vacated by the U.S. Court of Appeals for the Fifth Circuit. The full impact of these federal actions remains unclear, and if other restrictions or prohibitions become effective in the future, they could have an adverse impact on our business, financial condition, results of operations and cash flows. Further, there exists the potential that the Trump Administration pursues new or amended laws, regulations, executive actions, or other initiatives that may alter restrictions on hydraulic fracturing activities and states may act to further regulate such activities in the absence of federal regulations or in light of regulatory uncertainty.
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
The U.S. government imposed global tariffs on certain imported steel and aluminum products pursuant to Section 232 of the Trade Expansion Act of 1962, as well as tariffs on imports of various Chinese product (including steel) pursuant to Section 301 of the Trade Act of 1974. In response, China and other countries have imposed retaliatory tariffs on a wide range of U.S. products, including those containing steel and aluminum. In 2019, the U.S. government entered into tariff agreements with Mexico and Canada to remove Section 232 tariffs, and, in 2021 and 2022, the U.S. government entered into tariff agreements with the European Union, Japan, and the United Kingdom to ease Section 232 tariffs on the close allies and trade partners, but Section 232 tariffs still remain in effect with respect to the other nations. In addition, the U.S. government issued a final determination pursuant to an anti-dumping duty order on certain hot-rolled steel products from Japan, in which it found imports of the subject merchandise were sold in the United States at prices below normal value during the October 2019 to September 2020 time period. As a result, the U.S. government assessed a dumping margin of 24.07% for imports from Japan of the subject steel products. Further, the U.S. government conducted a sunset review on its existing anti-dumping duty on certain hot-rolled steel products from Australia, Brazil, Japan, the Republic of Korea, the Netherlands, the Republic of Turkey, and the United Kingdom that was issued in 2016, and determined to continue the anti-dumping duty order on all subject steel products except for those from Brazil. More recently, the Trump Administration has proposed significantly increased tariffs on foreign imports into the U.S., particularly from China, which may impact our cost of raw materials. Our efforts to mitigate the impact of tariffs on raw materials through the diversification of our supply chain, exemption requests and other measures may not be sufficiently successful. Furthermore, a prolonged imposition of tariffs on our goods could have a significant adverse effect on our results of operations.
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
One of our subsidiaries has been and continues to be named as a defendant in asbestos related product liability actions. The actual amounts expended on asbestos-related claims in any year may be impacted by the number of claims filed, the nature of the allegations asserted in the claims, the jurisdictions in which claims are filed, and the number of settlements. As of December 31, 2024, our subsidiary has a net liability of $0.3 million for the estimated indemnity cost associated with the resolution of its current open claims and future claims anticipated to be filed during the next five years.
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
Environmental advocacy groups and regulatory agencies in the U.S. and other countries have focused considerable attention on the emissions of carbon dioxide, methane and other GHGs and their potential role in climate change. In response to scientific studies suggesting that emissions of GHGs, including carbon dioxide and methane, are contributing to the warming of the Earth’s atmosphere and other climatic conditions, the U.S. Congress has considered adopting comprehensive legislation to reduce emissions of GHGs, and approximately half of the states have already taken legal measures to reduce emissions of GHGs, primarily through measures to promote the use of renewable energy and/or regional GHG cap-and-trade programs. The EPA has attempted to regulate GHG emissions under the federal Clean Air Act:
•In December 2009, the EPA determined that emissions of carbon dioxide, methane and certain other GHGs endanger public health and the environment because emissions of such gases are, according to the EPA, contributing to warming of the Earth’s atmosphere and other climatic changes. In October 2015, the EPA finalized the Clean Power Plan (“CPP”), which tried to impose additional obligations on the power generation sector to reduce GHG emissions. In August 2019, the EPA finalized the repeal of the 2015 regulations and replaced them with the Affordable Clean Energy rule (“ACE”), which designates heat rate improvement, or efficiency improvement, as the best system of emissions reduction for carbon dioxide from existing coal-fired electric utility generating units. In 2021, the U.S. Court of Appeals for the District of Columbia struck down the ACE rule but did not reinstate the former CPP regulation. In June 2022, the CPP was struck down by the U.S. Supreme Court, which held that Congress did not grant EPA the authority to devise emissions caps based on the generation-shifting approach the EPA took in the CPP. In May 2023, the EPA proposed to vacate the ACE rule and establish control methods to reduce the GHG emissions of power generation sector through control methods that include carbon capture and storage, low-GHG hydrogen co-firing and natural gas co-firing. In April 2024, the EPA published rules to regulate greenhouse gas emissions from fossil fuel-fired power plants (Clean Power Plan 2.0), which faced immediate criticism and challenges.
•In August 2020, the EPA rescinded methane and volatile organic compound emissions standards for new and modified oil and gas transmission and storage infrastructure previously promulgated in 2016, as well as methane limits for new and modified oil and gas production and processing equipment. The EPA also relaxed requirements for oil and gas operators to monitor emissions leaks. However, in November 2021, the EPA proposed new source performance standards (“NSPS”) updates and emission guidelines to reduce methane and other pollutants from the oil and gas industry. In December 2022, the EPA issued a supplemental proposal to update, strengthen, and expand the November 2021 NSPS updates and further reduce methane and other pollutants from the oil and gas industry. The final rule was issued in December 2023. The EPA has also adopted rules requiring the reporting of GHG emissions from specified large GHG emission sources in the U.S., including oil and natural gas systems. In July 2023, the EPA proposed to add reporting that would capture “other large release events” such as abnormal methane emission events that are not fully accounted for using existing methods. There is ongoing D.C. Circuit litigation for these standards, and in October 2024, the U.S. Supreme Court denied industry and state petitioners’ applications to stay the implementation of the rule while merits of the challenges are litigated. Additionally, at the end of 2024, EPA announced proposed amendment to the NSPS with additional emissions standards and limitations for GHGs and other hazardous air pollutants.
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
Efforts have also been made and continue to be made in the international community toward the adoption of international treaties or protocols that would address global climate change issues. In November 2021, the U.S. and other countries entered into the Glasgow Climate Pact, which includes a range of measures designed to address climate change, including but not limited to the phase-out of fossil fuel subsidies, reducing methane emissions 30% by 2030, and cooperating toward the advancement of the development of clean energy. Although the Biden Administration officially reentered the U.S. into the Paris Agreement in February 2021, the Trump Administration signed an executive order withdrawing the U.S. from the agreement in January 2025. While it is not possible at this time to predict how any such actions may impact our business, such actions could reduce activity from federal, state, and local legislative bodies and administrative agencies and the number of GHG laws, regulations, and other binding commitments.

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
The market price of common stock of companies engaged in the oil and natural gas equipment manufacturing and services industry has been volatile. Likewise, the market price of our common stock has varied significantly in the past. For example, in 2024, the market price of our common stock reached a high of $23.21 per share on January 2, 2024, and a low of $12.83 per share on November 1, 2024. We expect our stock price to continue to remain volatile given the cyclical nature of our industry and our limited public float.
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
Our senior secured asset-based lending facility (the “Credit Facility”) and the bond terms (the “Bond Terms”) that govern our outstanding 10.50% senior secured bonds (the “2029 Bonds”) also contain covenants, which, among other things, require us in certain circumstances, on a consolidated basis, to maintain specified financial ratios or conditions. As a result of these covenants, we are limited in the manner in which we conduct our business, and we may be unable to engage in favorable business activities or finance future operations or capital needs. Our ability to borrow under the Credit Facility and comply with some of the covenants, ratios or tests contained in our debt agreements may be affected by events beyond our control. If market or other economic conditions deteriorate, and there is a decrease in our accounts receivable and inventory, our ability to borrow under our Credit Facility will be reduced and our ability to comply with these covenants, ratios or tests may be impaired. A failure to comply with the covenants, ratios or tests would result in an event of default, which, if not cured or waived, would cause some or all of our indebtedness to become immediately due and payable and have a material adverse effect on our business, financial condition and results of operations.
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
Any borrowings under our Credit Facility would be at variable rates of interest and expose us to interest rate risk. If interest rates were to increase, our debt service obligations on such variable rate indebtedness would increase even though the amount borrowed remained the same, and our net income and cash flows, including cash available for servicing our indebtedness, would correspondingly decrease. Assuming borrowings under our amended Credit Facility outstanding as of December 31, 2024, each quarter point change in interest rates would result in an approximately $0.2 million change in annual interest expense on our indebtedness under our Credit Facility. In the future, we may enter into interest rate swaps that involve the exchange of floating for fixed rate interest payments in order to reduce interest rate volatility. However, we may not maintain interest rate swaps with respect to all of our variable rate indebtedness, and any swaps we enter into may not fully mitigate our interest rate risk.
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

During the year ended December 31, 2024, we incurred impairment charges and we may incur additional impairment charges in the future.
For goodwill, an assessment for impairment is performed annually or when there is an indication an impairment may have occurred. Goodwill is reviewed for impairment by comparing the carrying value of each reporting unit’s net assets, including allocated goodwill, to the estimated fair value of the reporting unit. We determine the fair value of each of our seven reporting units using a discounted cash flow approach. Determining the fair value of a reporting unit requires the use of estimates and assumptions. If the reporting unit’s carrying value is greater than its calculated fair value, we recognize a goodwill impairment charge for the amount by which the carrying value of goodwill exceeds its fair value.
There was no impairment of goodwill during the year ended December 31, 2024.
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
For the year ended December 31, 2024, we recognized intangible asset impairment charges totaling $119.1 million, which are included in “Impairment of intangible assets” in the consolidated statements of comprehensive loss. See Note 7 Goodwill and Intangible Assets for further information related to these charges. There was no impairment of intangible assets during the year ended December 31, 2023.
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
Internal Cybersecurity Team and Governance
Board of Directors
Our board of directors has delegated the primary responsibility to oversee cybersecurity matters to the Audit Committee. The Audit Committee regularly reviews the measures implemented by the Company to identify and mitigate data protection and cybersecurity risks. As part of such reviews, the Audit Committee receives reports and presentations from members of our team responsible for overseeing the Company’s cybersecurity risk management, including senior members of our IT, Finance and Accounting, and Legal teams. We have protocols by which certain cybersecurity incidents are escalated within the Company and, where appropriate, reported to the Audit Committee and/or Board.

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
Our IT Director has cybersecurity knowledge and skills gained from over 15 years of information technology experience at the Company and elsewhere. Under his supervision, the IT Department, with the advice of outside consultants, is responsible for developing, implementing, monitoring and maintaining cybersecurity and data protection practices across our business and reports directly to the Company’s Vice President of Operations. The IT Director receives regular reports on cybersecurity threats from the internal cybersecurity team and reviews risk management measures designed and implemented by the Company to identify and mitigate data protection and cybersecurity threats. Our IT Director works with the General Counsel and other members of the Legal Department to ensure compliance with legal, regulatory and contractual security requirements. The IT Director also periodically attends the Board’s Audit Committee meetings to report on developments impacting the IT Department and discuss annual cybersecurity goals and initiatives.
Internal Cybersecurity Team
Our internal cybersecurity team is responsible for the development, implementation, monitoring, and maintenance of the cybersecurity and data protection practices across the Company. Reporting to our IT Director are experienced personnel who assist with managing cybersecurity objectives and to implement related policies and tools. Also, the internal cybersecurity team conducts periodic security awareness training for employees. In addition to our internal cybersecurity capabilities, we also regularly engage consultants to assist with assessing, identifying, and managing cybersecurity risks and optimize infrastructure.
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
The Company maintains cybersecurity insurance to defray costs associated with a cybersecurity incident.
Security Policy and Requirements
The Company has information security policies to (i) protect information processed and stored by the Company in accordance with applicable laws; (ii) protect the Company’s information from current and emerging threats to computing systems and the energy industry in particular; and (iii) establish appropriate levels of protection for the Company’s information systems. The IT Department is responsible for designing and implementing information system controls, procedures and solutions to accomplish the Company’s cybersecurity and data protection objectives. The executive management team, including our Chief Executive Officer, Chief Financial Officer and General Counsel, is responsible for (i) approving and reviewing any changes to the policies; (ii) ensuring necessary resources; (iii) defining information that is considered strategically important; (iv) reviewing and approving information security objectives on annual basis; and (v) driving continued improvement and communicating the importance of information security to the organization. All Company employees, contractors, managers and partners are responsible for (i) following applicable information security controls and (ii) reporting violations of controls or suspicious incidents to their business manager or directly to the IT Department. We are regularly audited by certain customers to assess the adequacy of our cybersecurity controls.
Incident Response
We have implemented a Cybersecurity Incident Response Plan (the “IRP”) that applies in the event of a cybersecurity incident to provide a standardized framework for responses. The IRP sets out a coordinated approach to investigating, containing, documenting and mitigating incidents, including reporting findings and keeping senior management and other key stakeholders informed and involved as appropriate. In general, our incident response process follows the National Institute of Standards and Technology framework and focuses on four phases:

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

Item 2. Properties
The following table describes the significant facilities owned or leased by us as of December 31, 2024, for our Drilling and Completions (“D&C”) and Artificial Lift and Downhole (“A&D”) segments:

Country	Location	Number of facilities	Description	Leased or Owned	Segments
Canada	Red Deer	2	Service/Distribution	Leased	D&C
	Calgary	1	Manufacturing	Leased	D&C
	Calgary	1	Manufacturing/Service/Distribution	Leased	A&D
	Edmonton	2	Service/Distribution	Leased	D&C
	Edmonton	2	Manufacturing/Service/Distribution	Leased	A&D
Germany	Hamburg	1	Manufacturing	Leased	D&C
Saudi Arabia	Dammam	1	Manufacturing/Distribution	Owned	Shared
UAE	Jebel Ali	1	Service/Distribution	Leased	Shared
United Kingdom	Aberdeen	1	Service/Distribution	Leased	D&C
	Kirkbymoorside	1	Manufacturing	Owned	D&C
United States	Broussard, LA	1	Manufacturing/Service/Distribution	Leased	D&C
	Bryan, TX	1	Manufacturing	Leased	D&C
	Clearfield, PA	1	Manufacturing/Service/Distribution	Owned	A&D
	Dayton, TX	1	Manufacturing	Leased	D&C
	Fort Worth, TX	1	Manufacturing/Service	Leased	D&C
	Guthrie, OK	1	Manufacturing	Leased	A&D
	Houston, TX	2	Corporate/Manufacturing	Leased	Shared
	Humble, TX	1	Manufacturing	Leased	D&C
	Midland, TX	1	Service/Distribution	Leased	D&C
	Odessa, TX	1	Service/Distribution	Leased	D&C
	Odessa, TX	1	Service/Distribution	Leased	A&D
	Pearland, TX	1	Manufacturing/Distribution	Owned	A&D
	Plantersville, TX	1	Manufacturing/Distribution	Leased	D&C
	Smock, PA	1	Service	Leased	D&C
	Stafford, TX	2	Manufacturing/Distribution	Leased	A&D
	Tyler, TX	1	Distribution	Leased	D&C
	Williston, ND	1	Service/Distribution	Leased	Shared
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
Item 4. Mine Safety Disclosures
Not applicable.
Information About Our Executive Officers
The following table indicates the names, ages and positions of the executive officers of FET as of February 21, 2025:

Name	Age	Position
Neal A. Lux	49	President, Chief Executive Officer and Director
D. Lyle Williams	55	Executive Vice President and Chief Financial Officer
John C. Ivascu	47	Executive Vice President, General Counsel, Chief Compliance Officer and Corporate Secretary
Michael D. Danford	62	Senior Vice President and Chief Human Resources Officer
Katherine C. Keller	41	Senior Vice President and Chief Accounting Officer
Mark Brookes	49	Senior Vice President – Operations
Steven Pounds	52	Senior Vice President – Operations
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

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock trades on the NYSE under the trading symbol “FET.” As of February 21, 2025, there were approximately 26 common stockholders of record. In calculating the number of shareholders, we consider clearing agencies and security position listings as one shareholder for each agency or listing.
No dividends were declared or issued during 2024 or 2023, and we do not currently have any plans to pay cash dividends in the future. Our future dividend policy is within the discretion of our board of directors and will depend upon various factors, including our results of operations, financial condition, capital requirements, investment opportunities, and restrictions under our loan agreements.
Purchase of Equity Securities
Our board of directors approved programs for the repurchase of outstanding shares of our common stock with an aggregate purchase amount of up to $10.0 million (the “November 2021 Program”) and $75.0 million (the “December 2024 Program”), in November 2021 and December 2024, respectively. The December 2024 Program replaced the authority granted under the November 2021 Program. Shares may be repurchased under the December 2024 Program from time to time, in amounts and at prices that the Company deems appropriate, subject to market and business conditions, applicable legal requirements and other considerations. The program may be executed using open market purchases pursuant to Rule 10b-18 under the Securities Exchange Act of 1934 (the “Exchange Act”), in privately negotiated agreements or by way of issuer tender offers, Rule 10b5-1 plans or other transactions. From the inception of the November 2021 Program through December 2024, we repurchased approximately 298 thousand shares of our common stock for aggregate consideration of $7.6 million.
No shares were purchased during the three months ended December 31, 2024 under our November 2021 Program or our December 2024 Program. As of December 31, 2024, remaining authorization under the December 2024 Program is $75.0 million.
Subsequent to December 31, 2024, we repurchased approximately 105 thousand shares of our common stock for aggregate consideration of $2.0 million.

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
Overview
We are a global manufacturing company serving the oil, natural gas, industrial and renewable energy industries. With headquarters in Houston, Texas, FET provides value added solutions aimed at improving the safety, efficiency, and environmental impact of our customers’ operations. Our highly engineered products include capital equipment and consumable products. FET’s customers include oil and natural gas operators, land and offshore drilling contractors, oilfield service companies, pipeline and refinery operators, and renewable energy and new energy companies. Consumable products are used by our customers in drilling, well construction and completion activities and at processing centers and refineries. Our capital products are directed at drilling rig equipment for constructing new or upgrading existing rigs, subsea construction and development projects, pressure pumping equipment, the placement of production equipment on new producing wells, downstream capital projects and capital equipment for renewable energy projects. In 2024, approximately 80% of our revenue was derived from consumable products and activity-based equipment, while the balance was primarily derived from capital products with a small amount from rental and other services.
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
In the first quarter 2024, following the Variperm Acquisition, we aligned our reportable segments with business activity drivers, our customer base, and the manner in which management reviews and evaluates operating performance. FET now operates in the following two reportable segments: (1) Drilling and Completions and (2) Artificial Lift and Downhole. Refer to Note 17 Business Segments for the product lines making up each segment. Our historical results of operations were recast retrospectively to reflect these changes in accordance with U.S. GAAP.
A summary of the products and services offered by each segment is as follows:
•Drilling and Completions. This segment designs, manufactures and supplies products and solutions to the drilling, subsea, coiled tubing, well stimulation and intervention markets, including applications in the oil and natural gas, renewable energy, defense and communications industries. The products and solutions consist primarily of (i) capital equipment and consumable products used in the drilling process; (ii) capital equipment and aftermarket products including subsea ROVs and trenchers, submarine rescue vehicles, specialty components and tooling, and technical services; (iii) capital equipment and consumable products sold to the pressure pumping market, including hydraulic fracturing pumps, cooling systems, and high-pressure flexible hoses and flow iron; (iv) wireline cable and pressure control equipment used in the well completion and intervention service markets; and (v) coiled tubing strings and pressure control equipment used in coiled tubing operations, as well as coiled line pipe and related services.
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
Oil and natural gas average prices were lower in 2024 compared to 2023 full year average prices. This decline can be attributed to anticipated increases in production by OPEC+, geopolitical uncertainty in Ukraine and the Middle East and slowing global oil demand growth.
In the future, volatile macroeconomic conditions, including potential tariffs imposed by U.S. or foreign governments, could disrupt world energy markets and international supply chains. Although near-term events may present challenges, we expect that the world’s long-term energy demand will continue to rise and may outpace global supply. We expect that hydrocarbons will continue to play a vital role in meeting the world’s long-term energy needs while renewable energy sources become increasingly prominent.
Our revenues, over the long-term, are highly correlated to the global drilling rig count, which decreased 4.3% in 2024 compared to average global rig count in 2023. The decrease was mainly driven by a decline in U.S. rig count of 12.8%. In the U.S., publicly owned exploration and production companies are expected to continue to exercise disciplined capital spending while privately owned exploration and production companies fluctuate their activity in response to changes in oil and natural gas prices.
The table below shows average crude oil and natural gas prices for WTI, Brent, and Henry Hub:

	2024	2023
Average global oil, $/bbl
West Texas Intermediate	$76.45	$77.58
Brent	$80.52	$82.49

Average North American Natural Gas, $/Mcf
Henry Hub	$2.19	$2.53
The table below shows the average number of active drilling rigs operating by geographic area and drilling for different purposes based on the weekly rig count information published by Baker Hughes Company.

	2024	2023
Active Rigs by Location
United States	599	687
Canada	187	177
International	948	948
Global Active Rigs	1,734	1,812

Land vs. Offshore Rigs
Land	1,496	1,566
Offshore	238	246
Global Active Rigs	1,734	1,812

U.S. Commodity Target
Oil	491	549
Gas	105	135
Other	3	3
Total U.S. Active Rigs	599	687

U.S. Well Path
Horizontal	536	620
Vertical	15	17
Directional	48	50
Total U.S. Active Rigs	599	687

The table below shows the amount of total inbound orders by segment for the years ended December 31, 2024 and 2023:

(in millions of dollars)	2024	2023
Orders:
Drilling and Completions	$459.2	$497.0
Artificial Lift and Downhole	321.1	227.3
Total Orders	$780.3	$724.3

Results of operations

	Year ended December 31,		Change
(in thousands of dollars, except per share information)	2024	2023	$	%
Revenue
Drilling and Completions	$470,767	$502,622	$(31,855)	(6.3)%
Artificial Lift and Downhole	345,680	236,312	109,368	46.3%
Eliminations	(22)	(70)	48	*
Total revenue	$816,425	$738,864	$77,561	10.5%
Cost of sales
Drilling and Completions	$348,878	$376,882	$(28,004)	(7.4)%
Artificial Lift and Downhole	212,536	157,899	54,637	34.6%
Eliminations	(22)	(70)	48	*
Total cost of sales	$561,392	$534,711	$26,681	5.0%
Gross profit
Drilling and Completions	$121,889	$125,740	$(3,851)	(3.1)%
Artificial Lift and Downhole	133,144	78,413	54,731	69.8%
Total gross profit	$255,033	$204,153	$50,880	24.9%
Selling, general and administrative expenses
Drilling and Completions	$104,123	$106,306	$(2,183)	(2.1)%
Artificial Lift and Downhole	84,250	46,830	37,420	79.9%
Corporate	30,952	27,253	3,699	13.6%
Total selling, general and administrative expenses	$219,325	$180,389	$38,936	21.6%
Segment operating income (loss)
Drilling and Completions	$17,766	$19,434	$(1,668)	(8.6)%
Operating margin %	3.8%	3.9%
Artificial Lift and Downhole	48,894	31,583	17,311	54.8%
Operating margin %	14.1%	13.4%
Corporate	(30,952)	(27,253)	(3,699)	(13.6)%
Total segment operating income	$35,708	$23,764	$11,944	50.3%
Operating margin %	4.4%	3.2%
Transaction expenses	7,728	2,892	4,836	*
Impairment of intangible assets	119,123	—	119,123	*
Gain on sale-leaseback transactions	(4,860)	—	(4,860)	*
Loss on disposal of assets and other	484	156	328	*
Operating income (loss)	(86,767)	20,716	(107,483)	(518.8)%
Interest expense	31,490	18,297	13,193	72.1%
Loss on extinguishment of debt	2,854	—	2,854	*
Foreign exchange losses and other, net	7,315	10,233	(2,918)	*
Total other expense	41,659	28,530	13,129	*
Loss before income taxes	(128,426)	(7,814)	(120,612)	(1,543.5)%
Income tax expense	6,900	11,062	(4,162)	*
Net loss	$(135,326)	$(18,876)	$(116,450)	(616.9)%

Weighted average shares outstanding
Basic	12,299	10,212
Diluted	12,299	10,212
Loss per share
Basic	$(11.00)	$(1.85)
Diluted	$(11.00)	$(1.85)
* not meaningful

Revenues
Our revenue for the year ended December 31, 2024 was $816.4 million, an increase of $77.6 million, or 10.5%, compared to the year ended December 31, 2023. For the year ended December 31, 2024, our Drilling and Completions segment and Artificial Lift and Downhole segment comprised of 57.7% and 42.3% of our total revenues, respectively, compared to 68.0% and 32.0%, respectively, for the year ended December 31, 2023. The overall increase in revenue is primarily related to the revenue contributed from the acquired Variperm business, increased revenues in the Subsea product line and increased downhole equipment sales, partially offset by the decline in drilling and completions capital products sales in 2024 compared to 2023. The changes in revenues by operating segment consisted of the following:
Drilling and Completions segment — Revenue was $470.8 million for the year ended December 31, 2024, a decrease of $31.9 million, or 6.3%, compared to the year ended December 31, 2023. This decrease includes a $25.3 million, or 15.0%, decrease from the Drilling product line, a $13.4 million, or 8.5%, decrease from Stimulation and Intervention product line and a $2.8 million, or 2.6%, decrease from Coiled Tubing product line, primarily the result of declining U.S. drilling and completions activity. These decreases were partially offset by a $9.6 million, or 14.1%, increase in our Subsea product line due to higher project revenue recognized from ROVs.
Artificial Lift and Downhole segment — Revenue was $345.7 million for the year ended December 31, 2024, an increase of $109.4 million, or 46.3%, compared to the year ended December 31, 2023. Revenue for our Downhole product line increased by $117.0 million, or 129.3%, primarily due to revenue contributed from the acquired Variperm business and an increase in downhole equipment sales. This increase was partially offset by a $5.7 million, or 7.0%, decrease in surface production equipment and a $1.9 million, or 2.9%, decrease in sales of our valve products.
Segment operating income (loss) and segment operating margin percentage
Segment operating income for the year ended December 31, 2024 was $35.7 million compared to $23.8 million for the year ended December 31, 2023. For the year ended December 31, 2024, segment operating margin percentage was 4.4% compared to 3.2% for the year ended December 31, 2023. Segment operating margin percentage is calculated by dividing segment operating income (loss) by revenues for the period. The change in operating income (loss) and operating margin percentage for each segment is explained as follows:
Drilling and Completions segment — Segment operating income was $17.8 million, or 3.8%, for the year ended December 31, 2024 compared to $19.4 million, or 3.9%, for the year ended December 31, 2023. The $1.7 million decrease in segment operating results was primarily due to the overall decline in segment revenues.
Artificial Lift and Downhole segment — Segment operating income was $48.9 million, or 14.1%, for the year ended December 31, 2024 compared to $31.6 million, or 13.4%, for the year ended December 31, 2023. The $17.3 million increase in segment operating results was primarily driven by the acquisition of Variperm.
Corporate — Selling, general and administrative expenses for Corporate were $31.0 million for the year ended December 31, 2024, a $3.7 million increase compared to the year ended December 31, 2023. This increase was primarily related to higher variable compensation costs. Corporate costs include, among other items, payroll related costs for management, administration, finance, legal, and human resources personnel; professional fees for legal, accounting and related services; and marketing costs.
Other items not included in segment operating income (loss)
Several items are not included in segment operating income (loss), but are included in the total operating income (loss). These items include Transaction expenses, Impairment of intangible assets, Gain on sale-leaseback transactions and Loss on disposal of assets and other. For further information related to Impairment of intangible assets, see Note 7 Goodwill and Intangible Assets. For further information related to Gain on sale-leaseback transactions, see Notes 6 Property and Equipment and 9 Leases.
Other income and expense
Other income and expense includes interest expense, foreign exchange gains (losses) and other, and loss on extinguishment of debt.

We incurred $31.5 million of interest expense during the year ended December 31, 2024, an increase of $13.2 million compared to the year ended December 31, 2023 due to the increased borrowings under our revolving Credit Facility and borrowings under the Seller Term Loan entered into in connection with the Variperm Acquisition. See Note 8 Debt for further details related to the Credit Facility, our second lien seller term loan credit agreement that we entered into to fund a portion of the purchase price of the Variperm Acquisition (the “Seller Term Loan”), the 2025 Notes and the 2029 Bonds.
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
During 2024, we redeemed in full the $134.2 million aggregate principal amount outstanding of our 9.00% Senior Convertible Secured Notes due 2025 (“2025 Notes”) at par value, and we discharged our obligations under the indenture governing the 2025 Notes. The net carrying value of the extinguished debt, including unamortized debt discount and debt issuance costs, was $130.6 million, resulting in a $3.6 million loss on extinguishment of debt.
During 2024, we repaid in full our Seller Term Loan at par value. The net carrying value of the extinguished debt, including debt issuance costs, was $59.2 million, resulting in a $0.8 million gain on extinguishment of debt.
Taxes
We recorded tax expense of $6.9 million for the year ended December 31, 2024 compared to a tax expense of $11.1 million for the year ended December 31, 2023. The estimated annual effective tax rates for the years ended December 31, 2024 and 2023 were impacted by losses in jurisdictions where the recording of a tax benefit is not available. Furthermore, the tax expense or benefit recorded can vary from period to period depending on the Company’s relative mix of earnings and losses by jurisdiction.
Liquidity and capital resources
Sources and uses of liquidity
Our internal sources of liquidity are cash on hand and cash flows from operations, while our primary external sources include trade credit, the Credit Facility and the 2029 Bonds. Our primary uses of capital have been for inventory, sales on credit to our customers, maintenance and growth capital expenditures, debt repayments and the acquisition of Variperm. We continually monitor other potential capital sources, including equity and debt financing, to meet our investment and target liquidity requirements. Our future success and growth will be highly dependent on our ability to generate positive operating cash flow and access outside sources of capital.
As of December 31, 2024, we had $90.4 million of borrowings under our Credit Facility and $100.0 million outstanding principal amount of 2029 Bonds. In January 2024, we entered into the Seller Term Loan in connection with the closing of the Variperm Acquisition, which had an initial principal amount of $60.0 million and a maturity date in December 2026. In June and August 2024, we repurchased and redeemed $13.0 million and $60.0 million in aggregate principal amount of 2025 Notes, respectively. In November 2024, we closed $100.0 million aggregate principal amount of 2029 Bonds, the net proceeds of which, together with cash on hand of $10.2 million and borrowings from our Credit Facility of $15.0 million, were used to repay in full the 2025 Notes and the Seller Term Loan.
In 2024, we borrowed $90.0 million under the Credit Facility to fund a portion of the purchase price of the Variperm Acquisition. The Credit Facility matures on the earliest of (a) September 8, 2028 and (b) the date that is 91 days prior to the maturity of 2029 Bonds (which will not apply if the 2029 Bonds are repaid prior to such 91st day). See Note 8 Debt for further details related to the terms for our debt agreements.
As of December 31, 2024, we had cash and cash equivalents of $44.7 million and $61.2 million of availability under our Credit Facility. We anticipate that our future working capital requirements for our operations will fluctuate directionally with revenues. Furthermore, availability under the Credit Facility will fluctuate directionally based on the level of our eligible accounts receivable and inventory subject to applicable sublimits. In addition, we expect total 2025 capital expenditures to be approximately $10.0 million, primarily for replacement of end of life machinery and equipment.

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
In December 2024, our board of directors approved a program for the repurchase of outstanding shares of our common stock with an aggregate purchase amount of up to $75.0 million. Shares may be repurchased under the program from time to time, in amounts and at prices that the company deems appropriate, subject to market and business conditions, applicable legal requirements and other considerations. Subsequent to December 31, 2024, we repurchased approximately 105 thousand shares of our common stock for aggregate consideration of $2.0 million.
In January 2024, we completed the Variperm Acquisition for consideration of $150.0 million of cash (subject to customary purchase price adjustments) and 2.0 million shares of our common stock. We may pursue additional acquisitions in the future, which may be funded with cash and/or equity.
Our cash flows for the years ended December 31, 2024 and 2023 are presented below (in thousands):

	Year ended December 31,
	2024	2023
Net cash provided by operating activities	$92,191	$8,183
Net cash used in investing activities	(137,526)	(6,573)
Net cash provided by (used in) financing activities	45,242	(7,582)
Effect of exchange rate changes on cash	(1,411)	1,108
Net decrease in cash, cash equivalents and restricted cash	$(1,504)	$(4,864)
Net cash provided by operating activities
Net cash provided by operating activities was $92.2 million for the year ended December 31, 2024 compared to net cash provided by operating activities of $8.2 million for the year ended December 31, 2023. During the year ended December 31, 2024, net working capital provided cash of $57.6 million, compared to net working capital cash usage of $21.5 million for the year ended December 31, 2023. This change is primarily due to improved inventory management.
Net cash used in investing activities
Net cash used in investing activities was $137.5 million for the year ended December 31, 2024, mainly related to the Variperm Acquisition of $150.4 million and capital expenditures of $8.1 million, partially offset by $20.3 million proceeds from sale-leaseback. Net cash used in investing activities of $6.6 million for the year ended December 31, 2023 included $7.9 million of capital expenditures, partially offset by $1.4 million of proceeds from the sale of property and equipment.
Net cash provided by (used in) financing activities
Net cash provided by financing activities was $45.2 million for the year ended December 31, 2024 and included $54.9 million of net proceeds from debt mainly due to Variperm Acquisition, partially offset by $8.5 million of paid financing costs. Net cash used in financing activities was $7.6 million for the year ended December 31, 2023 and included $6.0 million of cash used to repurchase our common stock and $1.3 million of net repayments of debt.
Off-balance sheet arrangements
As of December 31, 2024, we had no off-balance sheet instruments or financial arrangements, other than letters of credit entered into in the ordinary course of business. For additional information, refer to Note 12 Commitments and Contingencies.

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
Revenue recognition
Revenue is recognized in accordance with Accounting Standards Codification Topic (“ASC”) 606, when control of the promised goods or services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services. For the year ended December 31, 2024, approximately 94% of our revenue was recognized from goods transferred to customers at a point in time while 6% of our revenue was recognized from goods transferred to customers over time.
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
As of December 31, 2024 and 2023, our inventory reserve balances were $35.7 million and $38.2 million, respectively. For the years ended December 31, 2024 and 2023, we recognized inventory write downs totaling $2.7 million and $2.8 million, respectively. These charges are all included in “Cost of sales” in the consolidated statements of comprehensive loss. See Note 5 Inventories for further information related to these charges.

Business combinations
We account for business combinations using the acquisition method of accounting, and accordingly, the assets and liabilities of the acquired business are recorded at their fair values at the date of acquisition. Goodwill acquired in connection with business combinations represents the excess of consideration over the fair value of net assets acquired. Certain assumptions and estimates are employed in evaluating the fair value of assets acquired and liabilities assumed. These estimates may be affected by factors such as changing market conditions, technological advances in the oil and natural gas industry or changes in regulations governing that industry. The most significant assumptions requiring judgment involve identifying and estimating the fair value of intangible assets and the associated useful lives for establishing amortization periods. To finalize purchase accounting for significant acquisitions, we utilize the services of independent valuation specialists to assist in the determination of the fair value of acquired intangible assets.
Goodwill
An assessment for impairment is performed annually or when there is an indication an impairment may have occurred. Goodwill is reviewed for impairment by comparing the carrying value of the reporting unit’s net assets, including allocated goodwill, to the estimated fair value of the reporting unit. We determine the fair value of the reporting unit using a combination of a discounted cash flows approach and a guideline public company method. We selected these valuation approaches because we believe they, combined with our best judgment regarding underlying assumptions and estimates, provides the best estimate of fair value for the reporting unit. Determining the fair value of a reporting unit requires the use of estimates and assumptions. Such estimates and assumptions include revenue growth rates, future operating margins, the weighted average cost of capital, a terminal growth value, and future market conditions, among others. We believe that the estimates and assumptions used in our impairment assessments are reasonable. If the reporting unit’s carrying value is greater than its calculated fair value, we recognize a goodwill impairment charge for the amount by which the carrying value of goodwill exceeds its fair value.
We determined our Downhole product line consists of a single reporting unit and, accordingly, goodwill acquired from the Variperm acquisition was allocated to that reporting unit.
At October 1, 2024, we performed our annual impairment test and concluded that there had been no impairment because the estimated fair value exceeded its carrying value by approximately 20%. There are significant inherent uncertainties and management judgment in estimating the fair value of the reporting unit. While we believe we have made reasonable estimates and assumptions to estimate the fair value of the reporting unit, it is possible that a material change could occur.
Long-lived assets
As of December 31, 2024, our long-lived assets included property and equipment, definite lived intangibles, and operating lease right of use assets with balances of $63.4 million, $109.2 million and $70.4 million, respectively. Key estimates related to long-lived assets include useful lives and recoverability of carrying values and changes in such estimates could have a significant impact on financial results.
We review long-lived assets with definite lives for potential impairment whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable. In 2024, an impairment loss of $119.1 million was recorded on intangible assets within the Coiled Tubing product line. Refer to Note 7 Goodwill and Intangible Assets for further discussion. No impairments to property equipment or operating lease right of use assets were recorded in 2024. No impairments to property and equipment, definite lived intangibles, and operating lease right of use assets were recorded in 2023.

Income taxes
We follow the liability method of accounting for income taxes. Under this method, deferred income tax assets and liabilities are determined based upon temporary differences between the carrying amounts and tax bases of our assets and liabilities at the balance sheet date, and are measured using enacted tax rates and laws that will be in effect when the differences are expected to reverse. We recognize deferred tax assets to the extent that we believe these assets are more likely than not to be realized. In making such a determination, we consider all available positive and negative evidence, including future reversals of existing temporary differences, projected future taxable income, tax-planning and recent operating results. Any changes in our judgment as to the realizability of our deferred tax assets are recorded as an adjustment to the deferred tax asset valuation allowance in the period the change occurs. For the year ended December 31, 2024, we recognized tax expense for valuation allowances totaling $25.1 million related to the net increase in our valuation allowance provided against our deferred tax assets to write down our deferred tax assets in these jurisdictions to what is more likely than not realizable. We increased our valuation allowance related to our U.S. deferred tax assets by $29.5 million along with a $6.9 million increase to certain non-U.S. deferred tax assets in the U.K. Singapore and China. In addition, we released $11.3 million of valuation allowance on our deferred tax assets generated from operations in Germany and Saudi Arabia as the Company determined they were no longer required. See Note 10 Income Taxes for further information related to these charges.
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

Item 8. Consolidated Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Forum Energy Technologies, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Forum Energy Technologies, Inc. and subsidiaries (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of comprehensive loss, changes in stockholders’ equity, and cash flows, for each of the two years in the period ended December 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 3, 2025, expressed an unqualified opinion on the Company’s internal control over financial reporting.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing a separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.
Goodwill — Downhole Reporting Unit — Refer to Notes 2 and 7 to the financial statements
Critical Audit Matter Description
The Company completed its annual impairment test for goodwill as of October 1 using the combination of discounted cash flow model (“income approach”) and guideline public company method (“market approach”). The Company performed a quantitative impairment evaluation of the $61.7 million in goodwill for the Downhole reporting unit by comparing the estimated fair value of the reporting unit to its carrying value. The fair value exceeded its carrying value as of the measurement date and, therefore, no impairment was recognized.

We identified the Company’s goodwill impairment assessment for the Downhole reporting unit as a critical audit matter because of the significant judgments made by management to estimate the fair value of the reporting unit. This required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists when performing audit procedures to evaluate the reasonableness of management’s estimates and assumptions utilized in the income approach related to forecasts of future revenues and profitability margins, long-term growth rate and discount rate, among others.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to management’s forecasts and the selection of discount rates used by management to determine the fair value of the Downhole reporting unit and included the following, among others:
•We tested the effectiveness of controls over management’s goodwill impairment evaluation, including those over management’s selection of the discount rate and forecasts of future revenue and operating margin.
•With the assistance of our fair value specialists, we evaluated the reasonableness of the (1) valuation methodology and (2) discount rate, including testing the source information underlying the determination of the discount rate, testing the mathematical accuracy of the calculation, and developing a range of independent estimates and comparing those to the discount rate selected by management.
•We evaluated management’s ability to accurately forecast future revenue and operating margin by comparing actual results to management’s historical forecasts.
•We evaluated the reasonableness of management’s revenue and operating margin forecasts by comparing the forecasts to (1) historical results and (2) internal communications to management and the Board of Directors.
Business Combination — Variperm — Refer to Note 4 to the financial statements
Critical Audit Matter Description
The Company completed the acquisition of Variperm on January 4, 2024 (the “Variperm Acquisition”). The purchase price was allocated to the assets acquired and liabilities assumed based on their respective estimated fair values. The largest asset classes acquired included customer relationships, trade name, and backlog (“Intangible Assets”); and property, plant and equipment (“PP&E”). The fair value for trade name was estimated using the income approach, customer relationships and backlog were estimated using the multi-period excess earnings method and PP&E was valued using the cost approach.
We identified the valuation of Intangible Assets and PP&E arising out of the Variperm Acquisition as a critical audit matter because of the estimates made by management to determine the fair value of these assets. This required a high degree of auditor judgment and an increased extent of effort, including the need to involve our valuation specialists when performing audit procedures to determine the fair value of acquired assets.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the fair value of Intangible Assets and PP&E acquired as part of the Variperm Acquisition included the following, among others:
•We tested the effectiveness of controls over the purchase price allocation, including management’s controls over the assumptions used in the income approach for Intangible Assets as well as in the cost approach for PP&E. In addition, we evaluated the work of management’s third-party specialists.
•With the assistance of our fair value specialists, and in respect to the PP&E acquired, we evaluated the reasonableness of the valuation methodology, current market data, and the cost to replace or reproduce comparable assets and developed a range of independent estimates and compared to those used by management.
•With the assistance of our fair value specialists, and in respect to the Intangible Assets acquired, we evaluated the estimates used in the relief-from-royalty method for trade name and estimates used in the multi-period excess earnings method for customer relationship and backlog and developed a range of independent estimates and compared those to those selected by management.
•We considered any events or transactions occurring after the Variperm Acquisition closing date that may indicate a different valuation for the acquired Intangible Assets and PP&E.

Long-lived Assets — Impairment of Intangibles Assets — Refer to Notes 2 and 7 to the financial statements
Critical Audit Matter Description
Long-lived assets, which consists of property and equipment, intangible assets with finite useful lives (“intangible assets”), and right-of-use assets, are reviewed for impairment when events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. During the fiscal year ended December 31, 2024, the company determined the carrying value of intangibles assets in the Coiled Tubing product line was impaired. As a result, the Company recorded an impairment charge on intangible assets of $119.1 million in 2024.
We identified impairment for intangibles assets in the Coiled Tubing product line as a critical audit matter because of the estimates made by management to determine the fair value of these assets. This required a high degree of auditor judgment and an increased extent of effort including the need to involve fair value specialists when performing audit procedures to evaluate the reasonableness of management’s estimates and assumptions related to forecasts of future revenues and profitability margins, long term growth rate and discount rate.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the evaluation of the Company’s impairment analysis for the coiled tubing product line included the following, among others:
•We tested the effectiveness of controls over the determination of fair value, including controls related to management’s development of forecasts of revenues and profitability margins, long-term growth rate and discount rate.
•Assessed the reasonableness of management’s estimates of future projections of revenues and cash flows within the undiscounted future net cash flows and discounted future net cash flows for the Coiled tubing asset group by:
–Compared historical results to the Company’s strategic plans.
–Made inquiries of management and corroborating inquiries with the Company’s strategic planning group.
–Read internal communications to management and the Board of Directors.
–With the assistance of our fair value specialists, we evaluated reasonableness of the discount rates and developed a range of independent estimates and compared those to the discount rates selected by management.
–Compared long-term growth rate by comparing them with projected nominal gross domestic product growth rates of the economies and the industry in which the entity operates.
•Evaluated the reasonableness of key assumptions used by management in determining the undiscounted and discounted future net cash flows.

/s/ Deloitte & Touche LLP

Houston, Texas
March 3, 2025

We have served as the Company’s auditor since 2019.

Forum Energy Technologies, Inc. and subsidiaries
Consolidated statements of comprehensive loss

	Year ended December 31,
(in thousands, except per share information)	2024	2023
Revenue	$816,425	$738,864
Cost of sales	561,392	534,711
Gross profit	255,033	204,153
Operating expenses
Selling, general and administrative expenses	219,325	180,389
Transaction expenses	7,728	2,892
Impairment of intangible assets	119,123	—
Gain on sale-leaseback transactions	(4,860)	—
Loss on disposal of assets and other	484	156
Total operating expenses	341,800	183,437
Operating income (loss)	(86,767)	20,716
Other expense (income)
Interest expense	31,490	18,297
Loss on extinguishment of debt	2,854	—
Foreign exchange losses and other, net	7,315	10,233
Total other expense, net	41,659	28,530
Loss before income taxes	(128,426)	(7,814)
Income tax expense	6,900	11,062
Net loss	$(135,326)	$(18,876)

Weighted average shares outstanding
Basic	12,299	10,212
Diluted	12,299	10,212

Loss per share
Basic	$(11.00)	$(1.85)
Diluted	$(11.00)	$(1.85)

Other comprehensive income (loss), net of tax of $0:
Net loss	$(135,326)	$(18,876)
Change in foreign currency translation	(8,168)	12,757
Gain (loss) on pension liability	157	(508)
Comprehensive loss	$(143,337)	$(6,627)
The accompanying notes are an integral part of these consolidated financial statements.

Forum Energy Technologies, Inc. and subsidiaries
Consolidated balance sheets

(in thousands, except share information)	December 31, 2024	December 31, 2023
Assets
Current assets
Cash and cash equivalents	$44,661	$46,165
Accounts receivable—trade, net of allowances of $9,529 and $10,850	153,926	146,747
Inventories, net	265,487	299,639
Prepaid expenses and other current assets	19,179	21,887
Costs and estimated profits in excess of billings	11,632	13,365
Accrued revenue	752	1,801
Total current assets	495,637	529,604
Property and equipment, net of accumulated depreciation	63,421	61,401
Operating lease assets	70,389	55,399
Deferred financing costs, net	2,154	1,159
Goodwill	61,653	—
Intangible assets, net	109,230	167,970
Deferred tax assets, net	11,445	368
Other long-term assets	2,025	5,160
Total assets	$815,954	$821,061
Liabilities and equity
Current liabilities
Current portion of long-term debt	$1,866	$1,186
Accounts payable—trade	109,651	125,918
Accrued liabilities	77,239	62,463
Deferred revenue	8,584	10,551
Billings in excess of costs and profits recognized	4,516	4,221
Total current liabilities	201,856	204,339
Long-term debt, net of current portion	186,525	129,567
Deferred tax liabilities, net	23,678	940
Operating lease liabilities	73,145	61,450
Other long-term liabilities	10,850	12,132
Total liabilities	496,054	408,428
Commitments and contingencies
Equity
Common stock, $0.01 par value, 14,800,000 shares authorized, 12,999,246 and 10,901,878 shares issued	130	109
Additional paid-in capital	1,419,871	1,369,288
Treasury stock at cost, 708,900 and 708,900 shares	(142,057)	(142,057)
Retained deficit	(834,797)	(699,471)
Accumulated other comprehensive loss	(123,247)	(115,236)
Total equity	319,900	412,633
Total liabilities and equity	$815,954	$821,061
The accompanying notes are an integral part of these consolidated financial statements.

Forum Energy Technologies, Inc. and subsidiaries
Consolidated statements of cash flows

	Year ended December 31,
(in thousands, except share information)	2024	2023
Cash flows from operating activities
Net loss	$(135,326)	$(18,876)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation expense	16,896	10,799
Amortization of intangible assets	36,821	23,929
Impairment of intangible assets	119,123	—
Stock-based compensation expense	7,137	4,571
Inventory write downs	2,716	2,784
Provision for doubtful accounts	389	1,527
Deferred income taxes	(17,574)	(204)
Loss on extinguishment of debt	2,854	—
Gain on sale-leaseback transactions	(4,860)	—
Other	6,441	5,116
Changes in operating assets and liabilities
Accounts receivable—trade	13,590	6,678
Inventories	41,467	(31,928)
Prepaid expenses and other current assets	8,132	2,686
Cost and estimated profits in excess of billings	1,615	2,144
Accounts payable, deferred revenue and other accrued liabilities	(7,668)	(4,894)
Billings in excess of costs and profits recognized	438	3,851
Net cash provided by operating activities	92,191	8,183
Cash flows from investing activities
Capital expenditures for property and equipment	(8,145)	(7,944)
Proceeds from sale of property and equipment	703	1,371
Acquisition of businesses, net of cash acquired	(150,408)	—
Proceeds from sale-leaseback transactions	20,324	—
Net cash used in investing activities	(137,526)	(6,573)
Cash flows from financing activities
Borrowings on revolving Credit Facility	714,643	451,738
Repayments on revolving Credit Facility	(624,250)	(451,738)
Proceeds from issuance of 2029 Bonds	100,000	—
Payments of 2025 Notes	(134,208)	—
Proceeds from issuance of Seller Term Loan	59,677	—
Payments of Seller Term Loan	(59,677)	—
Payment of capital lease obligations	(1,319)	(1,275)
Repurchases of stock	—	(5,996)
Payments of withheld taxes on stock-based compensation plans	(1,090)	—
Deferred financing costs	(8,534)	(311)
Net cash provided by (used in) financing activities	45,242	(7,582)

Effect of exchange rate changes on cash	(1,411)	1,108
Net decrease in cash, cash equivalents and restricted cash	(1,504)	(4,864)
Cash, cash equivalents and restricted cash at beginning of period	46,165	51,029
Cash, cash equivalents and restricted cash at end of period	$44,661	$46,165

Supplemental cash flow disclosures
Cash paid for interest	$26,764	$17,088
Cash paid for income taxes	23,119	8,804
Noncash investing and financing activities
Operating lease assets obtained in exchange for lease obligations	$26,205	$7,535
Finance lease assets obtained in exchange for lease obligations	2,098	2,108
Accrued purchases of property and equipment	1,345	6
Stock issued related to business acquisition	44,220	—
Liability awards converted to shares settled	337	—
The accompanying notes are an integral part of these consolidated financial statements.

Forum Energy Technologies, Inc. and subsidiaries
Consolidated statements of changes in stockholders’ equity

(in thousands)	Common stock	Additional paid-in capital	Treasury stock	Retained deficit	Accumulated other comprehensive income / (loss)	Total common stockholders’ equity
Balance at December 31, 2022	$62	$1,253,613	$(138,560)	$(680,595)	$(127,485)	$307,035
Restricted stock issuance, net of forfeitures	1	(2,500)	—	—	—	(2,499)
Stock-based compensation expense	—	4,571	—	—	—	4,571
Treasury stock	—	—	(3,497)	—	—	(3,497)
Conversion of debt to common stock	46	113,604	—	—	—	113,650
Change in pension liability	—	—	—	—	(508)	(508)
Currency translation adjustment	—	—	—	—	12,757	12,757
Net loss	—	—	—	(18,876)	—	(18,876)
Balance at December 31, 2023	$109	$1,369,288	$(142,057)	$(699,471)	$(115,236)	$412,633
Restricted stock issuance, net of forfeitures	1	(1,091)	—	—	—	(1,090)
Stock-based compensation expense	—	7,137	—	—	—	7,137
Stock issued related to business acquisition	20	44,200	—	—	—	44,220
Liability awards converted to shares settled	—	337	—	—	—	337
Change in pension liability	—	—	—	—	157	157
Currency translation adjustment	—	—	—	—	(8,168)	(8,168)
Net loss	—	—	—	(135,326)	—	(135,326)
Balance at December 31, 2024	$130	$1,419,871	$(142,057)	$(834,797)	$(123,247)	$319,900
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
2. Summary of Significant Accounting Policies
Basis of presentation
The Company’s accompanying consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Certain reclassifications have been made to prior year amounts to conform with the current year presentation.
Principles of consolidation
The consolidated financial statements include the accounts of the Company and its wholly and majority owned subsidiaries after elimination of intercompany balances and transactions.
Use of estimates
The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.
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

Forum Energy Technologies, Inc. and subsidiaries
Notes to consolidated financial statements (continued)
The changes in allowance for doubtful account during the years ended December 31, 2024 and 2023 were as follows (in thousands):

Period ended	Balance at beginning of period	Charged to expense	Deductions or other	Balance at end of period
December 31, 2023	10,690	1,527	(1,367)	10,850
December 31, 2024	10,850	389	(1,710)	9,529
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
For the years ended December 31, 2024 and 2023, we recognized inventory write downs totaling $2.7 million and $2.8 million, respectively. These charges are all included in cost of sales in the consolidated statements of comprehensive loss. See Note 5 Inventories for further information related to these charges.
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
We review property and equipment for potential impairment whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable. In performing the review for impairment, future cash flows expected to result from the use of the asset and its eventual disposal are estimated. If the undiscounted future cash flows are less than the carrying amount of the assets, there is an indication that the asset may be impaired. The amount of the impairment is measured as the difference between the carrying value and the estimated fair value of the asset. The fair value is determined either through the use of an external valuation, or by means of an analysis of discounted future cash flows based on expected utilization.
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
Our lease portfolio primarily consists of operating leases for certain manufacturing facilities, warehouses, service facilities, office spaces, equipment and vehicles. Operating lease assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments at the commencement date. As most of our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at the commencement date in determining the present value of future payments. Our leases have

Forum Energy Technologies, Inc. and subsidiaries
Notes to consolidated financial statements (continued)
remaining terms of one to 15 years and may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. The operating lease assets also include any upfront lease payments made and exclude lease incentives and initial direct costs incurred. Lease expense for operating leases is recognized on a straight-line basis over the lease term.
We review operating lease assets for potential impairment whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable. In performing the review for impairment, future cash flows expected to result from the use of the asset and its eventual disposal are estimated. If the undiscounted future cash flows are less than the carrying amount of the asset, there is an indication that the asset may be impaired. The amount of the impairment is measured as the difference between the carrying value and the estimated fair value of the asset. The fair value is determined by means of an analysis of discounted future cash flows based on expected utilization..
Goodwill and intangible assets
For goodwill, an assessment for impairment is performed annually or when there is an indication an impairment may have occurred. The Company completes its annual impairment test for goodwill using an assessment date of October 1. Goodwill is reviewed for impairment by comparing the carrying value of the reporting unit’s net assets (including allocated goodwill) to the fair value of the reporting unit. The fair value of the reporting unit is determined using a combination of a discounted cash flows approach and a guideline public company method. Determining the fair value of a reporting unit requires the use of estimates and assumptions. Such estimates and assumptions include revenue growth rates, operating margins, weighted average costs of capital, a terminal growth rate, and future market conditions, among others. The Company believes that the estimates and assumptions used in impairment assessments are reasonable.
We determined our Downhole product line consists of a single reporting unit and, accordingly, goodwill acquired from the Variperm acquisition was allocated to that reporting unit.
The Company recognizes a goodwill impairment charge for the amount by which the carrying value of goodwill exceeds the reporting unit’s fair value. Any impairment losses are reflected in operating income. At October 1, 2024, we performed our annual impairment test and concluded that there had been no impairment because the estimated fair value exceeded its carrying value by approximately 20%.
Intangible assets with definite lives are comprised of customer and distributor relationships, patents and technology, trade names, trademarks and non-compete agreements which are amortized on a straight-line basis over the life of the intangible asset, generally two to 19 years. These assets are tested for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. In performing the review for impairment, future cash flows expected to result from the use of the asset are estimated. If the undiscounted future cash flows are less than the carrying amount of the asset, there is an indication that the asset may be impaired. The amount of the impairment is measured as the difference between the carrying value and the estimated fair value of the asset. The fair value is determined either through the use of an external valuation, or by means of an analysis of discounted future cash flows. The impairment loss recognized represents the excess of an asset’s carrying value as compared to its estimated fair value. In 2024, an impairment loss of $119.1 million was recorded on intangible assets within the Coiled Tubing product line. No impairments to intangible assets were recorded in 2023. Refer to Note 7 Goodwill and Intangible Assets for further discussion.
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
Revenue from goods transferred to customers at a point in time accounted for 94% of revenues for the year ended December 31, 2024. The majority of this revenue is product sales, which are generally recognized when items are shipped from our facilities and title passes to the customer. The amount of revenue recognized for products is adjusted for expected returns, which are estimated based on historical data.
Revenue from goods transferred to customers over time accounted for 6% of revenues for the year ended December 31, 2024, which is related to certain contracts in our Subsea and Production Equipment product lines. Recognition over time for these contracts is supported by our assessment of the products supplied as having no alternative use to us and by clauses in the contracts that provide us with an enforceable right to payment for performance completed to date. We use the cost-to-cost method to measure progress for these contracts because it best depicts the transfer of assets to the customer which occurs as costs are incurred on the contract. The amount of revenue recognized is calculated based on the ratio of costs incurred to-date compared to total estimated costs which requires management to calculate reasonably dependable estimates of total contract costs. Whenever revisions of estimated contract costs and contract values indicate that the contract costs will exceed estimated revenues, thus creating a loss, a provision for the total estimated loss is recorded in that period. We recognize revenue and cost of sales each period based upon the advancement of the work-in-progress unless the stage of completion is insufficient to enable a reasonably certain forecast of profit to be established. In such cases, no profit is recognized during the period.

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
Contracts are sometimes modified to account for changes in product specifications or requirements. Most of our contract modifications are for goods and services that are not distinct from the existing contract. As such, these modifications are accounted for as if they were part of the existing contract, and therefore, the effect of the modification on the transaction price and our measure of progress for the performance obligation to which it relates is recognized as an adjustment to revenue on a cumulative catch-up basis. No adjustment to any one contract was material to our consolidated financial statements for the years ended December 31, 2024 and 2023.
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
Concentration of credit risk
Trade accounts receivable are financial instruments which potentially subject the Company to credit risk. Trade accounts receivable consist of uncollateralized receivables from domestic and international customers. For the years ended December 31, 2024 and 2023, no customer accounted for 10% or more of the total revenue or 10% or more of the total accounts receivable balance at the end of the respective period.
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
Accounting Standards Adopted in 2024
Segment Reporting (Topic 280). In November 2023, FASB issued ASU 2023-07, which improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant expenses. This update is effective retrospectively for fiscal years beginning after December 15, 2023, and interim periods within fiscal years after December 15, 2024. Early adoption is permitted. The Company adopted this accounting standard effective January 1, 2024, and the adoption resulted in additional segment disclosures in our consolidated financial statements.
Accounting Standards Issued But Not Yet Adopted
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

Forum Energy Technologies, Inc. and subsidiaries
Notes to consolidated financial statements (continued)
Disaggregation of Income Statement Expenses (Subtopic 220-40). In November 2024, FASB issued ASU 2024-03 to improve financial reporting by requiring entities to disclose additional information about specific expense categories in the notes to financial statements at interim and annual reporting periods. This update is effective for fiscal years beginning after December 15, 2026. Early adoption is permitted. This update should be applied either (1) prospectively to financial statements issued for reporting periods after the effective date of this update or (2) retrospectively to any or all prior periods presented in the financial statements. The Company is in the process of evaluating the impact it may have on our consolidated financial statements.
3. Revenues
Disaggregated revenues
Refer to Note 17 Business Segments for disaggregated revenues by product line and geography.
Contract balances
The following table reflects the changes in our contract assets and contract liabilities balances for the years ended December 31, 2024 and 2023:

	December 31, 2024	December 31, 2023	Decrease
			$	%
Accrued revenue	$752	$1,801
Costs and estimated profits in excess of billings	11,632	13,365
Contract assets - current	12,384	15,166
Contract assets - non-current	—	1,828
Contract assets	$12,384	$16,994	$(4,610)	(27)%

Deferred revenue	$8,584	$10,551
Billings in excess of costs and profits recognized	4,516	4,221
Contract liabilities	$13,100	$14,772	$(1,672)	(11)%
During the year ended December 31, 2024, our contract assets decreased by $4.6 million and our contract liabilities decreased by $1.7 million primarily due to the timing of milestone billings in our Subsea product line. The noncurrent portion of contract assets is recorded on the consolidated balance sheets as other Iong-term assets.
During the year ended December 31, 2024, we recognized revenue of $10.4 million that was included in the contract liabilities balance at the beginning of the period.
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
Total consideration for the Variperm Acquisition included approximately $150.0 million of cash and 2.0 million shares of the Company’s common stock, which was subject to customary purchase price adjustments. In connection with the closing, to fund the cash portion of the purchase price, the Company borrowed $90.0 million under its senior secured asset-based lending facility (“Credit Facility”) on January 2, 2024 and entered into a $60.0 million second lien seller term loan credit agreement (“Seller Term Loan”) on January 4, 2024. In March 2024, in connection with the finalization of working capital adjustments, the principal amount of the Seller Term Loan was reduced by $0.3 million. In September 2024, the Company finalized the purchase price allocation resulting in an adjustment to goodwill of $2.8 million. Adjustments primarily related to deferred income taxes.

Forum Energy Technologies, Inc. and subsidiaries
Notes to consolidated financial statements (continued)
During 2024, the Company recognized acquisition-related costs of $7.7 million, for consulting fees and other costs expensed as transaction expenses. The acquisition of business on the statement of cash flow is presented net of the cash and cash equivalents acquired.
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
Unaudited Pro Forma Financial Information
The contributed revenues and net income to the Company of the acquired Variperm business, for the period from January 4, 2024 to December 31, 2024 were $109.3 million and $19.0 million, respectively.
The following unaudited pro forma summary presents the results of operations of the Company as if the acquisition of Variperm occurred on January 1, 2023 (in thousands):

	Year ended December 31,
	2024	2023
Revenue	$816,425	$868,015
Net income (loss)	(135,326)	(14,131)

Forum Energy Technologies, Inc. and subsidiaries
Notes to consolidated financial statements (continued)
The amounts have been calculated after applying the Company's accounting policies and adjusting the results of Variperm to reflect additional depreciation, amortization, and other purchase accounting adjustments assuming the fair value adjustments to the property, plant and equipment and intangibles assets and other purchase accounting adjustments have been applied on January 1, 2023. The pro forma amounts do not include any potential cost savings or other expected benefits of the acquisition and are presented for illustrative purposes only. Further, the pro forma amounts are not necessarily indicative of results that would have been achieved if the acquisition had occurred as of January 1, 2023 or of future operating performance.
5. Inventories
The Company’s significant components of inventories at December 31, 2024 and 2023 were as follows (in thousands):

	December 31,
	2024	2023
Raw materials and parts	$99,185	$92,563
Work in process	27,880	28,693
Finished goods	174,114	216,570
Total Inventories	301,179	337,826
Less: inventory reserve	(35,692)	(38,187)
Inventories, net	$265,487	$299,639
The changes in inventory reserve during the two-year period ended December 31, 2024 were as follows (in thousands):

Period ended	Balance at beginning of period	Charged to expense	Deductions or other	Balance at end of period
December 31, 2023	$39,291	$2,784	$(3,888)	$38,187
December 31, 2024	38,187	2,716	(5,211)	35,692
6. Property and Equipment
Property and equipment consisted of the following (in thousands):

	Estimated useful lives	December 31,
		2024	2023
Land		$2,394	$4,843
Buildings and leasehold improvements	5-30	26,354	46,596
Computer equipment	3-7	44,690	44,944
Machinery & equipment	5-10	136,600	119,687
Other	2-10	22,533	18,115
Construction in progress		5,329	1,562
		237,900	235,747
Less: accumulated depreciation		(174,479)	(174,346)
Property and equipment, net		$63,421	$61,401
Depreciation expense was $16.9 million and $10.8 million for the years ended December 31, 2024 and 2023, respectively.
In November 2024, the Company disposed land and buildings related to sale-leaseback transactions with a net book value of approximately $15.5 million and received net proceeds of $20.3 million. The Company recognized a gain of $4.9 million as a result, which is reported in operating income in the consolidated statements of comprehensive loss.

Forum Energy Technologies, Inc. and subsidiaries
Notes to consolidated financial statements (continued)
7. Goodwill and Intangible Assets
Goodwill
The changes in the carrying amount of goodwill from December 31, 2023 to December 31, 2024, were as follows (in thousands):

Artificial Lift and Downhole
Goodwill, December 31, 2023	$—
Acquisitions	66,778
Impact on non-U.S. local currency translation	(5,125)
Goodwill, December 31, 2024	$61,653
We perform our annual test of goodwill as of October 1 or when events and circumstances indicate that the fair value may be below its carrying value. There was no impairment of goodwill during the year ended December 31, 2024.
Intangible Assets
At December 31, 2024 and 2023, intangible assets consisted of the following (in thousands):

	December 31, 2024
	Cost	Accumulated amortization	Net	Amortization period (in years)
Customer relationships	$212,990	$(121,405)	$91,585	2 - 15
Patents and technology	29,166	(17,867)	11,299	10 - 19
Trade names and other	$28,913	$(22,567)	$6,346	8 - 19
Total intangible assets	$271,069	$(161,839)	$109,230

	December 31, 2023
	Cost	Accumulated amortization	Net	Amortization period (in years)
Customer relationships	$267,838	$(164,672)	$103,166	10 - 35
Patents and technology	89,151	(41,189)	47,962	5 - 19
Trade names and other	43,037	(29,164)	13,873	7 - 19
Trademark	5,089	(2,120)	2,969	15
Total intangible assets	$405,115	$(237,145)	$167,970
Intangible assets with definite lives are tested for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable.
The Coiled Tubing product line has faced headwinds since 2019, including tariffs on raw materials, lower sales volumes in 2020 and 2021 due to the pandemic, and inflation-driven steel price increases since 2022. During 2024, the Coiled Tubing product line faced further cost headwinds due to increased importation duties. Given these factors, the Company performed an impairment test and determined that the carrying value of intangibles assets in the Coiled Tubing product line was impaired. As a result, the Company recorded an impairment charge of $119.1 million in 2024.
The fair values used in the impairment analysis were determined using the net present value of the expected future cash flows for the asset group (classified within level 3 of the fair value hierarchy). The Company determine the fair value of the reporting unit using a discounted cash flow analysis, which requires significant assumptions and estimates about the future operations of the reporting unit. The assumptions about future cash flows and growth rates are based on the Company’s current estimates, strategic plans and management’s estimates for future activity levels. Forecasted cash flows in future periods were estimated using a terminal value calculation, which considered long-term earnings growth rates.

Forum Energy Technologies, Inc. and subsidiaries
Notes to consolidated financial statements (continued)
Amortization expense was $36.8 million and $23.9 million for the years ended December 31, 2024 and 2023, respectively. The estimated future amortization expense for the next five years is as follows (in thousands):

Year ending December 31,	Amount
2025	$19,516
2026	16,819
2027	15,487
2028	14,188
2029	13,817
8. Debt
Debt as of December 31, 2024 and December 31, 2023 consisted of the following (in thousands):

	December 31,
	2024	2023
2029 Bonds	$100,000	$—
2025 Notes	—	134,208
Credit Facility	90,392	—
Other debt	3,373	2,864
Long-term debt, principal amount	193,765	137,072
Unamortized debt discount	—	(5,074)
Debt issuance cost	(5,374)	(1,245)
Long-term debt, carrying value	188,391	130,753
Less: current portion	(1,866)	(1,186)
Long-term debt, net of current portion	$186,525	$129,567
2025 Notes
Our 9.00% Convertible Senior Secured Notes due 2025 (“2025 Notes”), of which no principal amount was outstanding at December 31, 2024, paid interest at the rate of 9.00%, of which 6.25% was payable in cash and 2.75% was payable in cash or additional notes, at the Company’s option. The 2025 Notes were secured by a first lien on substantially all of the Company’s assets, except for Credit Facility priority collateral, which secured the 2025 Notes on a second lien basis. During January 2023, $122.8 million or 48% of the then-outstanding principal amount of the 2025 Notes mandatorily converted into approximately 4.5 million shares of common stock.
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
In November 2024, we redeemed the remaining $61.2 million outstanding principal amount of our 2025 Notes at par, and we discharged our obligations under the indenture governing the 2025 Notes. The net carrying value of the extinguished debt, including unamortized debt discount and debt issuance costs, was $59.9 million, resulting in a $1.3 million loss on extinguishment of debt.

Forum Energy Technologies, Inc. and subsidiaries
Notes to consolidated financial statements (continued)
Seller Term Loan
On January 4, 2024, the Company entered into the Seller Term Loan in connection with the closing of the Variperm Acquisition, which had an initial principal amount of $60.0 million and a maturity date in December 2026. In March 2024, in connection with the finalization of purchase price adjustments, the principal amount of the Seller Term Loan was reduced by $0.3 million. The Seller Term Loan bore interest at the rate of (i) 11.00% per year for the period commencing on the Closing Date to (but excluding) the first anniversary of the Closing Date, (ii) 17.00% per annum for the period commencing on the first anniversary of the Closing Date to (but excluding) the second anniversary of the Closing Date and (iii) 17.50% per annum for the period commencing on the second anniversary of the Closing Date to (but excluding) the maturity date. The Company had an option to prepay the Seller Term Loan anytime without premium or penalty.
Subject to customary exceptions, all obligations under the Seller Term Loan were guaranteed, jointly and severally, by our wholly owned U.S. and Canadian subsidiaries and were secured by substantially all assets of each such entity and the Company, subject to customary exclusions pursuant to certain intercreditor arrangements.
The Seller Term Loan also contained customary representations and warranties and affirmative and negative covenants, as well as customary events of default, with corresponding grace periods, including, without limitation, payment defaults, cross-defaults to other agreements evidencing indebtedness and bankruptcy-related defaults.
In November 2024, we repaid in full our Seller Term Loan for $58.4 million. The net carrying value of the extinguished debt, including unamortized debt issuance costs, was $59.2 million, resulting in a $0.8 million gain on extinguishment of debt.
Credit Facility
Our Credit Facility matures on the earliest of (a) September 8, 2028 and (b) the date that is 91 days prior to the maturity of 2029 Bonds (which will not apply if the 2029 Bonds are repaid prior to such 91st day). The Credit Facility provides revolving credit commitments of $250.0 million (with a sublimit of up to $70.0 million available for the issuance of letters of credit for the account of the Company and certain of its domestic subsidiaries) (the “U.S. Line”), of which up to $50.0 million is available to certain of our Canadian subsidiaries for loans in U.S. or Canadian dollars (with a sublimit of up to $10.0 million available for the issuance of letters of credit for the account of our Canadian subsidiaries) (the “Canadian Line”). Lender commitments under the Credit Facility, subject to certain limitations, may be increased by an additional $100.0 million.
Availability under the Credit Facility is subject to a borrowing base calculated by reference to eligible accounts receivable in the U.S., Canada and certain other jurisdictions (subject to a cap) and eligible inventory in the U.S. and Canada. Our borrowing capacity under the Credit Facility could be reduced or eliminated, depending on future fluctuations in our receivables and inventory. As of December 31, 2024, our total borrowing base was $169.4 million, of which $90.4 million amount was drawn and $17.8 million was used as security for outstanding letters of credit, resulting in remaining availability of $61.2 million.
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
The weighted average interest rate under the Credit Facility was approximately 8.17% and 8.36% for the years ended December 31, 2024 and 2023, respectively.
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
As of December 31, 2024, the Company was in compliance with all of its Credit Facility financial covenants.
In October 2024, we entered into an amendment (the “Credit Agreement Amendment”) to our Credit Facility. Pursuant to the Credit Agreement Amendment, the Credit Agreement was, in November 2024, modified to (i) permit the issuance of the 2029 Bonds (as defined below), (ii) permit, subject to specified conditions and up to specified amounts, redemption of the 2029 Bonds in certain circumstances and (iii) specify the extent to which collateral will be granted to secure Credit Agreement obligations by subsidiaries of Forum organized or domiciled under the laws of the United Kingdom, Germany or any territory or county thereof.
2029 Bonds
On November 8, 2024 (the “Closing Date”), we completed the offering of $100.0 million aggregate principal amount of 10.50% senior secured bonds (the “2029 Bonds”). The 2029 Bonds were privately placed, at an issue price of par. The net proceeds of approximately $96.0 million from the offering, together with cash on hand of $10.2 million and borrowings from our Credit Facility of $15.0 million, were used to repay all borrowings outstanding under the Seller Term Loan issued in connection with the acquisition of Variperm and were used to redeem in full all outstanding 2025 Notes.
The 2029 Bonds were issued pursuant to the Bond Terms, dated as of November 5, 2024 (the “Bond Terms”), between the Company and Nordic Trustee AS, as bond trustee and security agent (the “Bond Trustee”). An application will be made for the 2029 Bonds to be listed on the Nordic ABM or another specified exchange. The 2029 Bonds are the Company’s senior secured obligations and are jointly and severally guaranteed on a senior secured basis by each of the Company’s present and future direct and indirect domestic subsidiaries that guarantees its Credit Facility and certain of the Company’s foreign subsidiaries.
The 2029 Bonds will mature on November 7, 2029. Interest on the 2029 Bonds will accrue at a rate of 10.50% per annum payable semi-annually in arrears on May 7 and November 7 of each year in cash, beginning May 7, 2025. Prepayment of the 2029 Bonds prior to May 7, 2027 requires the payment of make-whole amounts, and prepayments on or after that date are subject to prepayment premiums that decline over time.
The 2029 Bonds contain the following financial covenants: (i) a maximum leverage ratio of 4.0x; and (ii) a minimum liquidity test equal to $25.0 million, in each case, for the Company and its consolidated subsidiaries. The Bond Terms also contain certain equity cure rights with respect to such financial covenants. The 2029 Bonds are also subject to negative covenants as set forth in the Bond Terms. As of December 31, 2024, the Company was in compliance with all of its 2029 Bonds financial covenants.

Forum Energy Technologies, Inc. and subsidiaries
Notes to consolidated financial statements (continued)
Upon the occurrence of certain change of control events, as specified in the Bond Terms, each holder of the 2029 Bonds will have the right to require that the Company repurchase all or some of such holder’s 2029 Bonds in cash at a purchase price equal to 101% of the aggregate principal amount thereof.
The Bond Terms contain certain customary events of default, including, among other things: (i) default in the payment of any amount when due; (ii) default in the performance or breach of any other covenant in the Finance Documents, as defined in the Bond Terms, which default continues uncured for a period of 20 business days after the earlier of (1) the Company’s actual knowledge of such event or (2) the Company’s receipt of notice from the Bond Trustee; and (iii) certain voluntary or involuntary events of bankruptcy, insolvency or reorganization of the Company.
Other Debt
Other debt consists of various finance leases of equipment.
Future principal payments under long-term debt for each of the years ending December 31 are as follows (in thousands):

Year ending December 31,	Amount
2025	$2,045
2026	1,135
2027	444
2028	90,406
2029	100,000
Total future payment	$194,030
Less: debt issuance cost	(5,374)
Less: present value discount on finance leases	(265)
Total debt	$188,391
9. Leases
Our lease portfolio primarily consists of operating leases for certain manufacturing facilities, warehouses, service facilities, office spaces, equipment and vehicles. The following table summarizes the supplemental consolidated balance sheet information related to leases as of December 31, 2024 and 2023 (in thousands):

		December 31,
	Classification	2024	2023
Assets
Operating lease assets	Operating lease assets	$70,389	$55,399
Finance lease assets	Property and equipment, net	3,579	3,063
Total lease assets		$73,968	$58,462

Liabilities
Current
Operating	Accrued liabilities	$11,056	$9,200
Finance	Current portion of long-term debt	1,866	1,186
Noncurrent
Operating	Operating lease liabilities	73,145	61,450
Finance	Long-term debt, net of current portion	1,507	1,678
Total lease liabilities		$87,574	$73,514

Forum Energy Technologies, Inc. and subsidiaries
Notes to consolidated financial statements (continued)
The following table summarizes the components of lease expenses (in thousands):

		Year ended December 31,
Lease Cost	Classification	2024	2023
Operating lease cost	Cost of sales and Selling, general and administrative expenses	$16,622	$14,641
Finance lease cost
Amortization of leased assets	Selling, general and administrative expenses	1,720	1,265
Interest on lease liabilities	Interest expense	269	180
Sublease income	Cost of sales and Selling, general and administrative expenses	(875)	(1,238)
Net lease cost		$17,736	$14,848
The maturities of lease liabilities as of December 31, 2024 are as follows (in thousands):

	Operating Leases	Finance Leases	Total
2025	$16,721	$2,045	$18,766
2026	14,699	1,135	15,834
2027	13,608	444	14,052
2028	11,746	14	11,760
2029	10,698	—	10,698
Thereafter	46,759	—	46,759
Total lease payments	114,231	3,638	117,869
Less: present value discount	(30,030)	(265)	(30,295)
Present value of lease liabilities	$84,201	$3,373	$87,574
The following table summarizes the weighted-average remaining term and weighted average discount rates related to leases as of December 31, 2024 and 2023:

	Year ended December 31,
	2024	2023
Weighted-average remaining lease term (years)
Operating leases	8.8	7.9
Financing leases	1.9	2.3
Weighted-average discount rate
Operating leases	6.85%	6.60%
Financing leases	7.51%	6.89%
The following table summarizes the supplemental cash flow information related to leases for the years ended December 31, 2024 and 2023 (in thousands):

	Year ended December 31,
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$15,904	$14,027
Operating cash flows from finance leases	269	180
Financing cash flows from finance leases	1,725	1,247

Forum Energy Technologies, Inc. and subsidiaries
Notes to consolidated financial statements (continued)
Sale-leaseback transactions
In November 2024, the Company sold and leased back land and buildings for net proceeds of $20.3 million. The initial annual rent for the assets is $1.7 million with initial term of 15 years, subject to annual increase. The transactions met the requirements of sale-leaseback accounting. The related assets were removed from property and equipment and the appropriate operating lease assets and liabilities of approximately $19.1 million were recorded in the consolidated balance sheets.
10. Income Taxes
The components of income (loss) before income taxes were as follows (in thousands):

	Year ended December 31,
	2024	2023
U.S.	$(170,901)	$(43,450)
Non-U.S.	42,475	35,636
Income (loss) before income taxes	$(128,426)	$(7,814)
The components of income tax expense (benefit) were as follows (in thousands):

	Year ended December 31,
	2024	2023
Current
U.S. federal and state	$1,545	$101
Non-U.S.	22,929	11,165
Total current	24,474	11,266
Deferred
U.S. federal and state	(752)	85
Non-U.S.	(16,822)	(289)
Total deferred	(17,574)	(204)
Income tax expense	$6,900	$11,062
The reconciliation between the actual provision for income taxes and that computed by applying the U.S. statutory rate to loss before income taxes are outlined below (in thousands):

	Year ended December 31,
	2024		2023
Income tax benefit at the statutory rate	$(26,970)	(21.0)%	$(1,641)	(21.0)%
State taxes, net of federal tax benefit	(115)	(0.1)%	(114)	(1.5)%
Non-U.S. operations	3,143	2.4%	(274)	(3.5)%
Domestic incentives	(402)	(0.3)%	448	5.7%
Prior year federal, non-U.S. and state tax	3,488	2.7%	3,536	45.3%
Nondeductible expenses	2,124	1.7%	806	10.3%
Valuation allowance	25,137	19.6%	8,313	106.4%
Other	495	0.4%	(12)	(0.1)%
Income tax expense	$6,900	5.4%	$11,062	141.6%
Our effective tax rate was 5.4% and 141.6% for the years ended December 31, 2024 and 2023, respectively.

Forum Energy Technologies, Inc. and subsidiaries
Notes to consolidated financial statements (continued)
The Organization for Economic Co-operation and Development introduced Base Erosion and Profit Shifting (“BEPS”) Pillar 2 rules that impose a global minimum tax rate of 15%. As of January 1, 2024, numerous countries, including European Union member states, have enacted a global minimum tax and more countries are expected to enact similar minimum tax regimes in 2025. Based on current enacted legislation, we do not expect a material impact on our future effective tax rate.
The primary components of deferred taxes include (in thousands):

	December 31,
	2024	2023
Deferred tax assets
Reserves and accruals	$5,579	$3,821
Operating lease liabilities	20,086	17,384
Inventories	8,894	10,170
Stock awards	935	1,829
Net operating loss and other tax carryforwards	186,118	160,127
Goodwill and intangible assets	19,513	20,091
Fair value discount on 2025 Notes	12,188	19,751
Property and equipment	—	6,619
Other	10,114	5,896
Gross deferred tax assets	263,427	245,688
Valuation allowance	(254,515)	(231,907)
Total deferred tax assets	$8,912	$13,781

Deferred tax liabilities
Property and equipment	$(3,771)	$—
Operating lease assets	(16,924)	(13,903)
Prepaid expenses and other	(450)	(450)
Total deferred tax liabilities	(21,145)	(14,353)
Net deferred tax liabilities	$(12,233)	$(572)
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
At December 31, 2024, we had $334.6 million of gross U.S. net operating loss carryforwards and $10.4 million of state net operating losses. Of these losses, $33.7 million will expire no later than 2037 if they are not utilized prior to that date. The remaining $311.3 million will not expire. We also had $65.3 million of gross non-U.S. net operating loss carryforwards with indefinite expiration dates. In addition to our net operating loss carryforwards, we also had gross U.S. interest limitation carryforwards of $206.5 million and gross non-U.S. interest limitation carryforwards of $200.3 million, all with indefinite expiration dates. The ultimate realization of income tax benefits for these net operating loss and interest limitation carryforwards depends on our ability to generate sufficient taxable income in the respective taxing jurisdictions. Because of the change of ownership provisions of the Tax Reform Act of 1986, use of a portion of our domestic net operating losses may be limited in future periods depending upon future changes in ownership. Where we have unrecognized tax benefits in jurisdictions with existing net operating losses, we utilize the unrecognized tax benefits as a source of income to offset such losses. We do not anticipate being able to fully utilize all of the losses prior to their expiration in the following jurisdictions: the U.S, the U.K, Singapore and China.

Forum Energy Technologies, Inc. and subsidiaries
Notes to consolidated financial statements (continued)
During 2024, we recognized $25.1 million of tax expense related to the net increase in our valuation allowance provided against our deferred tax assets to write down our deferred tax assets in these jurisdictions to what is more likely than not realizable. We increased our valuation allowance related to our U.S. deferred tax assets by $29.5 million along with a $6.9 million increase to certain non-U.S. deferred tax assets in the U.K. Singapore and China. In addition, we released $11.3 million of valuation allowance on our deferred tax assets generated from operations in Germany and Saudi Arabia. In making such a determination for each of these jurisdictions, we considered all available positive and negative evidence, including our recent history of pretax losses over the prior three year period, the goodwill and intangible asset impairments for various reporting units, the future reversals of existing taxable temporary differences, the projected future taxable income or loss and tax-planning. We intend to continue maintaining a full valuation allowance on our deferred tax assets until there is sufficient evidence to support the reversal of all or some portion of these allowances.
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
We file income tax returns in the U.S. as well as in various states and non-U.S. jurisdictions. With few exceptions, we are no longer subject to income tax examination by tax authorities in these jurisdictions prior to 2017.
We account for uncertain tax positions in accordance with guidance in ASC Topic 740, which prescribes the minimum recognition threshold a tax position taken or expected to be taken in a tax return is required to meet before being recognized in the financial statements. A reconciliation of the beginning and ending amount of uncertain tax positions is as follows (in thousands):

2024 Activity	Amount
Balance at January 1, 2024	$10,903
Additional based on tax positions related to prior years	259
Additional based on tax positions related to current year	3,040
Lapse of statute of limitations	(1,448)
Balance at December 31, 2024	$12,754
The total amount of unrecognized tax benefits at December 31, 2024 was $12.8 million, of which it is reasonably possible that $4.4 million could be settled during the next twelve-month period as a result of the conclusion of various tax audits or due to the expiration of the applicable statute of limitations. We estimate that $9.8 million of the unrecognized tax benefits at December 31, 2024, excluding consideration of valuation allowance, would impact our future effective income tax rate, if recognized.
We recognize interest and penalties related to uncertain tax positions within the provision for income taxes in the consolidated statements of comprehensive loss. As of December 31, 2024 and 2023, we had accrued approximately $0.6 million and $0.3 million in interest and penalties, respectively. During the years ended December 31, 2024 and 2023, we recognized no material change in the interest and penalties related to uncertain tax positions.

Forum Energy Technologies, Inc. and subsidiaries
Notes to consolidated financial statements (continued)
11. Fair Value Measurements
The Company had $90.4 million and no outstanding balance under the Credit Facility at December 31, 2024 and December 31, 2023, respectively. The Credit Facility incurs interest at a variable interest rate and therefore, the carrying amount approximates fair value. The fair value of the debt is classified as a Level 2 measurement because interest rates charged are similar to other financial instruments with similar terms and maturities.
The fair values of the Company’s 2029 Bonds and 2025 Notes were estimated using Level 2 inputs in the fair value hierarchy and were based on quoted prices for those or similar instruments. At December 31, 2024, the fair value and the carrying value of the Company’s 2029 Bonds approximated $99.5 million and $94.6 million, respectively. At December 31, 2023, the fair value and the carrying value of the Company’s 2025 Notes approximated $130.9 million and $127.9 million, respectively.
There were no other significant outstanding financial instruments as of December 31, 2024 and 2023 that required measuring the amounts at fair value on a recurring basis. The Company did not change its valuation techniques associated with recurring fair value measurements from prior periods and there were no transfers between levels of the fair value hierarchy during the years ended December 31, 2024 and 2023.
The carrying values of goodwill, intangible assets and other long-lived assets are tested annually or more frequently if an event occurs that indicates an impairment loss may have been incurred, using fair value measurements with unobservable inputs (Level 3). Refer to Note 7 Goodwill and Intangible Assets for further discussion.
12. Commitments and Contingencies
Litigation
In the ordinary course of business, the Company is, and in the future, could be involved in various pending or threatened legal actions, some of which may or may not be covered by insurance. Management has reviewed such pending judicial and legal proceedings, the reasonably anticipated costs and expenses in connection with such proceedings, and the availability and limits of insurance coverage, and has established reserves that are believed to be appropriate in light of those outcomes that are believed to be probable and can be estimated. The reserves accrued at December 31, 2024 and 2023 are immaterial. In the opinion of management, the Company’s ultimate liability, if any, with respect to these actions is not expected to have a material adverse effect on the Company’s financial position, results of operations or cash flows.
Asbestos litigation
One of our subsidiaries has been named as one of many defendants in a number of product liability claims for alleged exposure to asbestos used in valves. These lawsuits are typically filed on behalf of plaintiffs who allege exposure to asbestos, against numerous defendants, often forty or more, who are alleged to have manufactured or distributed products containing asbestos. The injuries alleged by plaintiffs in these cases range from mesothelioma and other cancers to asbestosis. The earliest claims against our subsidiary were filed in New Jersey in 1998, and our subsidiary currently has active cases in New Jersey, New York, and Illinois. These complaints do not typically include requests for a specific amount of damages. Our subsidiary acquired the trademark for the product line in question in 1985. To date, most of the claims against our subsidiary alleging illnesses due to asbestos have generally been based on products manufactured by the previous owner prior to 1985 that are alleged to have contained asbestos. Many claimants alleging illnesses due to asbestos sue on the basis of exposure prior to 1985, as by that date the hazards of asbestos exposure were well known and asbestos had begun to fall into disuse. Our subsidiary has been successful in obtaining dismissals in most lawsuits without any cash contribution including because the “successor liability” law in most states does not hold a purchaser in good faith liable for the actions of the seller prior to the acquisition date unless the purchaser contractually assumed the liabilities, which our subsidiary did not. There are exceptions to the successor liability doctrine in many states, so there are no assurances that our subsidiary will not be found liable for the actions of its predecessor. The law in other states on so called “successor liability” may be different or ambiguous in this regard, and could also expose our subsidiary to liability. Our subsidiary could also be found liable should a trier of fact reject our subsidiary’s position that it is not responsible for the alleged asbestos injuries, such as in a case where a plaintiff alleges post-1985 exposure. To date, asbestos claims had no material adverse effect on our business, financial condition, results of operations, or cash flow, as our annual out-of-pocket costs over the last five years have been less than $300,000. There were an average of approximately 29 new cases filed against our subsidiary in each of last two years, and a significant number of existing cases were dismissed, settled or otherwise disposed of over the last year. We currently have

Forum Energy Technologies, Inc. and subsidiaries
Notes to consolidated financial statements (continued)
approximately 112 lawsuits pending against this subsidiary. Our subsidiary has over $17 million in face amount of insurance per occurrence and over $23 million of aggregate primary insurance coverage. In addition, our subsidiary has over $950 million in face amount of excess coverage applicable to the claims. There can be no guarantee that all of this can be collected due to policy terms and conditions and insurer insolvencies in the past or in the future. In January 2011, we entered into an agreement with seven of our primary insurers under which they have agreed to pay 80% of the costs of handling and settling each asbestos claim against the affected subsidiary. The insurers’ portion of the settlements is funded by our primary insurance limits, which are eroded only by settlements and not legal fees. Approximately $2.1 million in settlements has been paid by insurers and our subsidiary to date, with approximately $45,000 paid over the course of the last two years. Our subsidiary and the subscribing insurers have the right to withdraw from this agreement, but to date, no party has exercised this right or expressed an intent to do so.
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
Letters of credit and guarantees
The Company executes letters of credit in the normal course of business to secure the delivery of product from specific vendors and also to guarantee the Company fulfills certain performance obligations relating to certain large contracts. At December 31, 2024 and 2023, the Company had $17.8 million and $20.3 million in letters of credit outstanding, respectively.

Forum Energy Technologies, Inc. and subsidiaries
Notes to consolidated financial statements (continued)
13. Earnings (Loss) Per Share
The reconciliation of basic and diluted earnings per share for each period presented was as follows (dollars and shares in thousands, except per share amounts):

	Year ended December 31,
	2024	2023
Net loss attributable to common stockholders	$(135,326)	$(18,876)

Basic - weighted average shares outstanding	12,299	10,212
Dilutive effect of stock options and restricted stock	—	—
Dilutive effect of convertible 2025 Notes	—	—
Diluted - weighted average shares outstanding	12,299	10,212

Earnings (loss) per share
Basic	$(11.00)	$(1.85)
Diluted	$(11.00)	$(1.85)
For the years ended December 31, 2024 and 2023, we excluded all potentially dilutive restricted shares and stock options in calculating diluted earnings per share as the effect was anti-dilutive due to net losses incurred for the period. Diluted earnings per share was calculated using treasury stock method for the restricted shares and stock options.
14. Employee Benefits
We sponsor a 401(k) savings plan for U.S. employees and similar savings plans for certain non-U.S. employees. These plans benefit eligible employees by allowing them the opportunity to make contributions up to certain limits. We contribute by matching a percentage of each employee’s contributions. Subsequent to the closing of all acquisitions, employees of those acquired entities will generally be eligible to participate in the Company’s 401(k) savings plan. We also have the discretion to provide a profit sharing contribution to each participant depending on the Company’s performance for the applicable year. The expense under the Company’s retirement plan was $5.4 million and $4.4 million for the years ended December 31, 2024 and 2023, respectively.
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
In connection with the adoption of the 2016 Plan (as described below), no further awards will be granted under the 2010 Plan, but outstanding awards under the 2010 Plan will continue to be governed by its terms. In May 2016, we adopted a new 2016 Stock and Incentive Plan (the “2016 Plan”), under which we initially reserved a total of 285 thousand shares. Our stockholders approved amendments to the 2016 Plan in May 2019, May 2020 and May 2022, increasing the shares authorized for issuance thereunder to 605 thousand shares. On May 10, 2024, shareholders approved an additional 800 thousand shares added to the 2016 Plan. Approximately 582 thousand shares remained available under the 2016 Plan for future grants as of December 31, 2024.
The total amount of stock based compensation expense recorded was $7.1 million and $4.6 million for the years ended December 31, 2024 and 2023, respectively. As of December 31, 2024, the Company expects to record stock based compensation expense of approximately $6.6 million over a weighted average remaining term of approximately two years. Future grants will result in additional compensation expense.

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

2024 Activity	Number of shares (in thousands)	Weighted average exercise price	Weighted average remaining term (in years)	Aggregate intrinsic value (in millions)
Outstanding at December 31, 2023	46	$322.88	1.9	$—
Granted	—	$—
Exercised	—	$—
Forfeited/expired	(36)	$336.72
Outstanding at December 31, 2024	10	$273.86	1.6	$—
Exercisable at December 31, 2024	10	$273.86	1.6	$—
The intrinsic value is the amount by which the fair value of the underlying share exceeds the exercise price of the stock option. No stock options were exercised in 2024 or 2023.
As of December 31, 2024 and 2023, the share price of the Company was less than the exercise price for all outstanding stock options. Therefore, the intrinsic value for stock options outstanding and exercisable was zero as of each such date. No stock options were granted in 2024 or 2023.
Restricted stock
Restricted stock generally vests over a period of one year from the date of grant. The following table provides additional information related to our restricted stock:

2024 Activity	Restricted stock (shares in thousands)
Nonvested at December 31, 2023	7
Granted	40
Vested	—
Forfeited	(7)
Nonvested at December 31, 2024	40
The weighted average grant date fair value of restricted stock granted during the year ended December 31, 2024 and 2023 was $18.81 and $22.47 per share, respectively. No restricted stock was vested during 2024 and 2023.
Restricted stock units
Restricted stock units generally vest over a one to three year period from the date of grant. The following table provides additional information related to our restricted stock units:

2024 Activity	Restricted stock units (shares in thousands)
Nonvested at December 31, 2023	348
Granted	237
Vested	(141)
Forfeited	(115)
Nonvested at December 31, 2024	329
Of the restricted stock units granted during 2024, 29 thousand and 169 thousand shares vest ratably over one year and three years, respectively. The remaining 39 thousand shares vest after two years.

Forum Energy Technologies, Inc. and subsidiaries
Notes to consolidated financial statements (continued)
The weighted average grant date fair value of the restricted stock units was $19.73 and $31.70 per share during the years ended December 31, 2024, and 2023, respectively. The total grant date fair value of units vested was $3.0 million and $3.8 million during 2024 and 2023, respectively.
Performance share awards
During 2024, the Company granted 169 thousand shares of performance restricted stock units to employees (assuming target performance) that vest based upon the total shareholder return of the Company’s common stock as compared to a group of peer companies over three different performance periods. The performance periods run from January 1, 2024 through December 31, 2024, January 1, 2024 through December 31, 2025 and January 1, 2024 through December 31, 2026, and 1/3 of each award is allocated to each performance period. The performance restricted stock units may settle for between 0% and 200% of the target units granted in shares of the Company’s common stock.
The weighted average grant date fair value of the performance restricted stock units was $19.79 during the year ended December 31, 2024.
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

Forum Energy Technologies, Inc. and subsidiaries
Notes to consolidated financial statements (continued)
Summary financial data by reportable segment follows (in thousands):

Year ended December 31, 2024	Drilling and Completions	Artificial Lift and Downhole	Total
Revenue from external customers	$470,767	345,680	$816,447
Intersegment revenue	(22)	—	(22)
Total revenue	470,745	345,680	816,425
Less:
Cost of sales	348,878	212,536	561,414
Selling, general and administrative expenses	104,123	84,250	188,373
Segment operating income	17,744	48,894	66,638

Reconciliation to income (loss) before income taxes
Elimination of intersegment expenses			(22)
Other corporate expenses			30,952
Transaction expenses			7,728
Impairment of intangible assets			119,123
Gain on sale-leaseback transactions			(4,860)
Loss on disposal of assets and other			484
Interest expense			31,490
Foreign exchange losses and other, net			7,315
Loss on extinguishment of debt			2,854
Loss before income taxes			$(128,426)

Year ended December 31, 2023	Drilling and Completions	Artificial Lift and Downhole	Total
Revenue from external customers	$502,622	236,312	$738,934
Intersegment revenue	(70)	—	(70)
Total revenue	502,552	236,312	738,864
Less:
Cost of sales	376,882	157,899	534,781
Selling, general and administrative expenses	106,306	46,830	153,136
Segment operating income	19,364	31,583	50,947

Reconciliation to income (loss) before income taxes
Elimination of intersegment expenses			(70)
Other corporate expenses			27,253
Transaction expenses			2,892
Loss on disposal of assets and other			156
Interest expense			18,297
Foreign exchange losses and other, net			10,233
Loss before income taxes			$(7,814)

Forum Energy Technologies, Inc. and subsidiaries
Notes to consolidated financial statements (continued)

	Year ended December 31,
	2024	2023
Depreciation and amortization
Drilling and Completions	$28,181	$29,164
Artificial Lift and Downhole	25,349	5,318
Corporate	187	246
Total depreciation and amortization	$53,717	$34,728
A summary of capital expenditures by reportable segment is as follows (in thousands):

	Year ended December 31,
Capital expenditures	2024	2023
Drilling and Completions	$5,974	$6,444
Artificial Lift and Downhole	1,413	753
Corporate	758	747
Total capital expenditures	$8,145	$7,944
A summary of consolidated assets by reportable segment is as follows (in thousands):

	Year ended December 31,
Assets	2024	2023
Drilling and Completions	$418,583	$615,033
Artificial Lift and Downhole	371,178	178,785
Corporate	26,193	27,243
Total assets	$815,954	$821,061
Corporate assets primarily include cash, certain prepaid expenses and deferred loan costs.
A summary of long-lived assets by geography is as follows (in thousands):

	December 31,
Long-lived assets	2024	2023
United States	$125,373	$251,901
Canada	172,740	11,131
Europe & Africa	19,196	24,846
Middle East	2,951	3,508
Asia-Pacific	53	67
Latin America	4	4
Total long-lived assets	$320,317	$291,457

Forum Energy Technologies, Inc. and subsidiaries
Notes to consolidated financial statements (continued)
The following table presents our revenues disaggregated by geography based on shipping destination (in thousands):

	Year ended December 31,
	2024		2023
Revenue	$	%	$	%
United States	$415,132	50.9%	$455,871	61.7%
Canada	152,168	18.6%	52,833	7.2%
Middle East	91,500	11.2%	89,346	12.1%
Europe & Africa	76,712	9.4%	64,245	8.7%
Asia-Pacific	43,971	5.4%	38,624	5.2%
Latin America	36,942	4.5%	37,945	5.1%
Total Revenue	$816,425	100.0%	$738,864	100.0%
The following table presents our revenues disaggregated by product line (in thousands):

	Year ended December 31,
	2024		2023
Revenue	$	%	$	%
Drilling	$143,269	17.6%	$168,547	22.9%
Subsea	78,118	9.6%	68,478	9.3%
Stimulation and Intervention	144,879	17.7%	158,296	21.4%
Coiled Tubing	104,501	12.8%	107,301	14.5%
Downhole	207,430	25.4%	90,448	12.2%
Production Equipment	76,251	9.3%	81,989	11.1%
Valve Solutions	61,999	7.6%	63,875	8.6%
Eliminations	(22)	—%	(70)	—%
Total revenue	$816,425	100.0%	$738,864	100.0%

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
Our management, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b) as of December 31, 2024. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2024.
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
Our management performed an assessment of the overall effectiveness of our internal control over financial reporting as of December 31, 2024, utilizing the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has concluded that the Company’s internal control over financial reporting is effective as of December 31, 2024.
Changes in Internal Control Over Financial Reporting
Except as described below, there have been no changes in internal control over financial reporting during the quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
In January 2024, we completed the acquisition of Variperm. We are currently integrating Variperm into our internal control over financial reporting. Because we acquired Variperm during the current fiscal year, we excluded Variperm from the scope of our assessment of the effectiveness of our internal control over financial reporting as of December 31, 2024. This exclusion is in accordance with the general guidance published by the Staff of the SEC that an assessment of a recent business combination may be omitted from management's report on internal control over financial reporting in the first year of consolidation. Variperm’s total assets and total revenue represented 25% and 13%, respectively, of the Company’s consolidated financial statements as of and for the year ended December 31, 2024.
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and the Board of Directors of Forum Energy Technologies, Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Forum Energy Technologies, Inc. and subsidiaries (the “Company”) as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2024, of the Company and our report dated March 3, 2025 expressed an unqualified opinion on those financial statements.

As described in Management’s Report on Internal Control Over Financial Reporting, appearing in Item 9A, management excluded from its assessment the internal control over financial reporting at Variperm Holdings Ltd., which was acquired on January 4, 2024, and whose financial statements constitute 25% and 13% of total assets and revenues, respectively of the consolidated financial statement amounts as of and for the year ended December 31, 2024. Accordingly, our audit did not include the internal control over financial reporting at Variperm Holdings Ltd.
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
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
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

/s/ Deloitte & Touche LLP
Houston, Texas
March 3, 2025

Item 9B. Other information
Rule 10b5-1 Trading Plan
During the three months ended December 31, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 10. Directors, executive officers and corporate governance
Information required by this item is incorporated herein by reference to our Proxy Statement for the 2025 Annual Meeting of Stockholders.
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
Item 11. Executive compensation
Information required by this item is incorporated herein by reference to our Proxy Statement for the 2025 Annual Meeting of Stockholders.
Item 12. Security ownership of certain beneficial owners and management and related stockholder matters
Information required by this item is incorporated herein by reference to our Proxy Statement for the 2025 Annual Meeting of Stockholders.
Item 13. Certain Relationships and Related Transactions, and Director Independence
Information required by this item is incorporated herein by reference to our Proxy Statement for the 2025 Annual Meeting of Stockholders.
Item 14. Principal accountant fees and services
Our independent registered public accounting firm is Deloitte & Touche LLP, Houston, Texas, PCAOB ID No. 34.
Information required by this item is incorporated herein by reference to our Proxy Statement for the 2025 Annual Meeting of Stockholders.
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

4.3*
Bond Terms for 10.50% Senior Secured Bonds due 2029, dated November 5, 2024, by and between Forum Energy Technologies, Inc. and Nordic Trustee AS, as bond trustee and security agent (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed on November 12, 2024).

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

10.7*#
Form of Indemnification Agreement (as of December 2023) between Forum Energy Technologies and its directors and executive officers party thereto (incorporated herein by reference to Exhibit 10.7 to the Company's Annual Report on Form 10-K, filed on March 5, 2024).

10.8*#	Forum Energy Technologies, Inc. Severance Plan (incorporated herein by reference to Exhibit 10.15 to the Company’s Registration Statement, filed on August 31, 2011).

10.9*#
Forum Energy Technologies, Inc. 2010 Stock Incentive Plan (as amended and restated effective August 15, 2012) (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 10- Q, filed on November 6, 2012).

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

10.12*#
Severance Agreement dated as of September 1, 2018 between Forum Energy Technologies, Inc. and D. Lyle Williams (incorporated herein by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-K, filed on February 28, 2019).

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

10.19*
Amendment No. 1 to the Third Amended and Restated Credit Agreement, dated as of February 3, 2020, among Forum Energy Technologies, Inc., the lenders party thereto, Wells Fargo Bank, National Association, as Administrative Agent, and the other borrowers and guarantors party thereto (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on February 5, 2020).

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

10.23*
Amendment No. 6 to Third Amended and Restated Credit Agreement, dated October 14, 2024, by and among Forum Energy Technologies, Inc., Forum Canada ULC, GT Coiled Tubing of Canada ULC, the guarantors party thereto, Wells Fargo Bank, National Association, as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on October 18, 2024).

10.24*#
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

10.26*#
Forum Second Amended and Restated 2016 Stock and Incentive Plan (As amended through May 10, 2024) (incorporated by reference to Exhibit 10.1 to Forum's Current Report on Form 8-K filed on May 15, 2024).

10.27*#	Form of 2022 Restricted Stock Unit Agreement (Executive Management) (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed on May 6, 2022).

10.28*#	Form of 2022 Performance Restricted Stock Unit Agreement (Executive Management) (incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, filed on May 6, 2022).

10.29*#	Form of 2023 Performance Restricted Stock Unit Agreement (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed on May 5, 2023).

10.30*#	Form of 2023 Restricted Stock Unit Agreement (incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, filed on May 5, 2023).

10.31*#	Form of 2023 Employee Cash Award (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed on November 3, 2023).

10.32*#	Form of 2023 Non-Employee Director Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.40 to the Company’s Annual Report on Form 10-K, filed on March 5, 2024).

10.33*#	Form of 2024 Performance Restricted Stock Unit Agreement – Executive (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed on May 3, 2024).

10.34*#	Form of 2024 Restricted Stock Unit Agreement – Executive (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, filed on May 3, 2024).

10.35*#
Form of 2024 Performance Restricted Stock Unit Agreement (with Cash Settlement Option) – Executive (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q, filed on May 3, 2024).

10.36*#	Form of 2024 Restricted Stock Unit Agreement (with Cash Settlement Option) – Executive (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q, filed on May 3, 2024).

10.37*#	Form of 2024 Restricted Stock Unit Agreement - Non Executive Director (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q, filed on May 3, 2024).

10.38*#	Form of 2024 Restricted Stock Award Agreement - Non Executive Director (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q, filed on May 3, 2024).

10.39*#	Form of 2024 Cash Award Agreement – Executive (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q, filed on May 3, 2024).

10.40*#	C. Gaut Letter Agreement, dated December 1, 2023 (Non-Executive Chair Transition) (incorporated by reference to Exhibit 10.36 to the Company’s Annual Report on 10-K, filed on March 5, 2024).

10.41*
Investor Rights Agreement, dated as of January 4, 2024, by and among Forum Energy Technologies, Inc., the Sellers and James Nurcombe (incorporated by reference to Exhibit 10.2 to Forum’s Current Report on Form 8-K filed on January 8, 2024).

19.1**	Forum Energy Technologies, Inc. Insider Trading Policy

21.1**	Subsidiaries of Forum Energy Technologies, Inc.

23.1**	Consent of Deloitte & Touche LLP.

31.1**	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1*	Forum Energy Technologies, Inc. Clawback Policy (incorporated by reference to Exhibit 97.1 to Forum’s Annual Report on Form 10-K filed on March 5, 2024).

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.

104**	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
* Previously filed.
** Filed herewith.
# Identifies management contracts and compensatory plans or arrangements.

Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FORUM ENERGY TECHNOLOGIES, INC.
	By:	/s/ D. Lyle Williams, Jr.
March 3, 2025		D. Lyle Williams, Jr.
Executive Vice President and Chief Financial Officer
(As Duly Authorized Officer and Principal Financial Officer)

March 3, 2025	By:	/s/ Katherine C. Keller
Katherine C. Keller
Senior Vice President and Chief Accounting Officer
(As Duly Authorized Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Neal A. Lux	President, Chief Executive Officer and Director (Principal Executive Officer)	March 3, 2025
Neal A. Lux

/s/ D. Lyle Williams, Jr.	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 3, 2025
D. Lyle Williams, Jr.

/s/ Katherine C. Keller	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	March 3, 2025
Katherine C. Keller

/s/ C. Christopher Gaut	Chairman of the Board	March 3, 2025
C. Christopher Gaut

/s/ Evelyn M. Angelle	Director	March 3, 2025
Evelyn M. Angelle

/s/ Leslie A. Beyer	Director	March 3, 2025
Leslie A. Beyer

/s/ John A. Carrig	Director	March 3, 2025
John A. Carrig

/s/ Michael McShane	Director	March 3, 2025
Michael McShane

/s/ Louis A. Raspino	Director	March 3, 2025
Louis A. Raspino

/s/ Paul E. Rowsey III	Director	March 3, 2025
Paul E. Rowsey III