Form 10-Q
period 2025-03-31
FORUM ENERGY TECHNOLOGIES, INC.
filed 2025-05-02
CIK 1401257

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________
Form 10-Q
___________________________________

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2025

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of April 25, 2025, there were 12,369,625 common shares outstanding.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
Forum Energy Technologies, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended March 31,
(in thousands, except per share information)	2025	2024
Revenue	$193,279	$202,392
Cost of sales	134,918	138,633
Gross profit	58,361	63,759
Operating expenses
Selling, general and administrative expenses	49,383	54,666
Transaction expenses	51	5,921
Loss (gain) on disposal of assets and other	123	(28)
Total operating expenses	49,557	60,559
Operating income	8,804	3,200
Other expense (income)
Interest expense	4,983	8,760
Foreign exchange losses (gains) and other, net	(1,068)	1,227
Total other expense	3,915	9,987
Income (loss) before income taxes	4,889	(6,787)
Income tax expense	3,767	3,528
Net income (loss)	$1,122	$(10,315)

Weighted average shares outstanding
Basic	12,303	12,201
Diluted	12,568	12,201
Earnings (loss) per share
Basic	$0.09	$(0.85)
Diluted	$0.09	$(0.85)

Other comprehensive income (loss), net of tax of $0:
Net income (loss)	$1,122	$(10,315)
Change in foreign currency translation	484	(804)
Gain (loss) on pension liability	36	(15)
Comprehensive income (loss)	$1,642	$(11,134)
The accompanying notes are an integral part of these condensed consolidated financial statements.

Forum Energy Technologies, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)

(in thousands, except share information)	March 31, 2025	December 31, 2024
Assets
Current assets
Cash and cash equivalents	$31,143	$44,661
Accounts receivable—trade, net of allowances of $9,305 and $9,529	153,512	153,926
Inventories, net	263,600	265,487
Prepaid expenses and other current assets	18,251	19,179
Costs and estimated profits in excess of billings	11,752	11,632
Accrued revenue	311	752
Total current assets	478,569	495,637
Property and equipment, net of accumulated depreciation	61,896	63,421
Operating lease assets	68,077	70,389
Deferred financing costs, net	2,011	2,154
Goodwill	61,703	61,653
Intangible assets, net	104,155	109,230
Deferred income taxes, net	11,851	11,445
Other long-term assets	1,848	2,025
Total assets	$790,110	$815,954
Liabilities and equity
Current liabilities
Current portion of long-term debt	$1,830	$1,866
Accounts payable—trade	106,947	109,651
Accrued liabilities	71,097	77,239
Deferred revenue	9,025	8,584
Billings in excess of costs and profits recognized	5,787	4,516
Total current liabilities	194,686	201,856
Long-term debt, net of current portion	169,549	186,525
Deferred income taxes, net	22,532	23,678
Operating lease liabilities	70,727	73,145
Other long-term liabilities	12,574	10,850
Total liabilities	470,068	496,054
Commitments and contingencies
Equity
Common stock, $0.01 par value, 14,800,000 shares authorized, 13,183,778 and 12,999,246 shares issued	132	130
Additional paid-in capital	1,420,366	1,419,871
Treasury stock at cost, 814,153 and 708,900 shares	(144,054)	(142,057)
Retained deficit	(833,675)	(834,797)
Accumulated other comprehensive loss	(122,727)	(123,247)
Total equity	320,042	319,900
Total liabilities and equity	$790,110	$815,954
The accompanying notes are an integral part of these condensed consolidated financial statements.

Forum Energy Technologies, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
(in thousands)	2025	2024
Cash flows from operating activities
Net income (loss)	$1,122	$(10,315)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation expense	3,689	4,072
Amortization of intangible assets	5,286	9,766
Inventory write down	390	534
Stock-based compensation expense	1,818	1,573
Deferred income taxes	(1,559)	(1,002)
Other	334	1,299
Changes in operating assets and liabilities
Accounts receivable—trade	1,113	8,783
Inventories	2,850	8,577
Prepaid expenses and other current assets	1,740	2,694
Cost and estimated profit in excess of billings	(27)	2,822
Accounts payable, deferred revenue and other accrued liabilities	(8,587)	(24,071)
Billings in excess of costs and profits recognized	1,157	291
Net cash provided by operating activities	9,326	5,023
Cash flows from investing activities
Capital expenditures for property and equipment	(2,110)	(2,910)
Proceeds from sale of property and equipment	14	177
Payments related to business acquisition, net of cash acquired	—	(150,086)
Net cash used in investing activities	(2,096)	(152,819)
Cash flows from financing activities
Borrowings on Credit Facility	132,038	245,167
Repayments on Credit Facility	(148,585)	(148,696)
Proceeds from issuance of Seller Term Loan	—	59,677
Payment of capital lease obligations	(455)	(147)
Deferred financing costs	(693)	(3,070)
Repurchases of stock	(1,997)	—
Payment of withheld taxes on stock-based compensation plans	(1,321)	(1,090)
Net cash provided by (used in) financing activities	(21,013)	151,841

Effect of exchange rate changes on cash	265	(1,722)

Net increase (decrease) in cash, cash equivalents and restricted cash	(13,518)	2,323
Cash, cash equivalents and restricted cash at beginning of period	44,661	46,165
Cash, cash equivalents and restricted cash at end of period	$31,143	$48,488

Supplemental cash flow disclosures
Cash paid for interest	$1,942	$1,764
Cash paid for income taxes	1,585	7,047

Noncash activities
Operating lease assets obtained in exchange for lease obligations	$629	$2,775
Finance lease assets obtained in exchange for lease obligations	262	750
Accrued purchases of property and equipment	814	—
Stock issuance related to business acquisition	—	44,220
The accompanying notes are an integral part of these condensed consolidated financial statements.

Forum Energy Technologies, Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited)

Three Months Ended March 31, 2025
(in thousands)	Common stock	Additional paid-in capital	Treasury stock	Retained deficit	Accumulated other comprehensive income / (loss)	Total equity
Balance at December 31, 2024	$130	$1,419,871	$(142,057)	$(834,797)	$(123,247)	$319,900
Stock-based compensation expense	—	1,818	—	—	—	1,818
Restricted stock issuance, net of forfeitures	2	(1,323)	—	—	—	(1,321)
Treasury stock	—	—	(1,997)	—	—	(1,997)
Currency translation adjustment	—	—	—	—	484	484
Change in pension liability	—	—	—	—	36	36
Net income	—	—	—	1,122	—	1,122
Balance at March 31, 2025	$132	$1,420,366	$(144,054)	$(833,675)	$(122,727)	$320,042
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

Forum Energy Technologies, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

1. Organization and Basis of Presentation
Forum Energy Technologies, Inc. (the “Company,” “FET®,” “we,” “our,” or “us”), a Delaware corporation, is a global manufacturing company serving the oil, natural gas, industrial and renewable energy industries. With headquarters located in Houston, Texas, FET provides value added solutions that increase the safety and efficiency of energy exploration and production.
Basis of Presentation
The Company's accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany transactions have been eliminated in consolidation.
In management's opinion, all adjustments, consisting of normal recurring adjustments, necessary for the fair statement of the Company’s financial position, results of operations and cash flows have been included. Operating results for the three months ended March 31, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025 or any other interim period.
These interim financial statements are unaudited and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America (“U.S. GAAP”) for complete consolidated financial statements and should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2024, which are included in the Company’s 2024 Annual Report on Form 10-K filed with the SEC on March 3, 2025.
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
Accounting Standards Issued But Not Yet Adopted
Income Taxes (Topic 740). In December 2023, FASB issued ASU 2023-09, which improves income tax disclosures. This update is effective for fiscal years beginning after December 15, 2024. Early adoption is permitted. This update should be applied prospectively but retrospective application is permitted. The Company is currently evaluating the impact of this standard on its consolidated financial statements.
Disaggregation of Income Statement Expenses (Subtopic 220-40). In November 2024, FASB issued ASU 2024-03 to improve financial reporting by requiring entities to disclose additional information about specific expense categories in the notes to financial statements at interim and annual reporting periods. This update is effective for fiscal years beginning after December 15, 2026. Early adoption is permitted, and this update may be applied either prospectively or retrospectively. The Company is currently evaluating the impact of this standard on its consolidated financial statements.
3. Revenue
Revenue is recognized when control of the promised goods or services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to receive in exchange for those goods or services. For a detailed discussion of our revenue recognition policies, refer to the Company’s 2024 Annual Report on Form 10-K.
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
The following table reflects the changes in our contract assets and contract liabilities balances for the three months ended March 31, 2025 (in thousands):

	March 31, 2025	December 31, 2024	Increase (Decrease)
			$	%
Accrued revenue	$311	$752
Costs and estimated profits in excess of billings	11,752	11,632
Contract assets	$12,063	$12,384	$(321)	(3)%

Deferred revenue	$9,025	$8,584
Billings in excess of costs and profits recognized	5,787	4,516
Contract liabilities	$14,812	$13,100	$1,712	13%
During the three months ended March 31, 2025, our contract assets decreased by $0.3 million and our contract liabilities increased $1.7 million primarily due to the timing of milestone billings for projects in our Subsea product line.
During the three months ended March 31, 2025, we recognized $5.4 million of revenue that was included in the contract liabilities balance at the beginning of the period.
Substantially all of our contracts are less than one year in duration. As such, we have elected to apply the practical expedient which allows an entity to exclude disclosures about its remaining performance obligations if such obligation is part of a contract that has an original expected duration of one year or less.
4. Inventories
The Company's significant components of inventory at March 31, 2025 and December 31, 2024 were as follows (in thousands):

	March 31, 2025	December 31, 2024
Raw materials and parts	$97,368	$99,185
Work in process	29,694	27,880
Finished goods	171,839	174,114
Total inventories	298,901	301,179
Less: inventory reserve	(35,301)	(35,692)
Inventories, net	$263,600	$265,487

Forum Energy Technologies, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
5. Goodwill and Intangible Assets
Goodwill
The changes in the carrying amount of goodwill from December 31, 2024 to March 31, 2025, were as follows (in thousands):

Artificial Lift and Downhole
Goodwill, December 31, 2024	$61,653
Impact on non-U.S. local currency translation	50
Goodwill, March 31, 2025	$61,703
Goodwill is not amortized and is tested for impairment at least annually or when events and circumstances indicate that fair value may be below its carrying value.
Intangible Assets
Intangible assets consisted of the following as of March 31, 2025 and December 31, 2024, respectively (in thousands):

	March 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Intangibles	Amortization Period (In Years)
Customer relationships	$214,050	$(127,055)	$86,995	2 - 15
Patents and technology	29,503	(18,509)	10,994	10 - 19
Trade names and other	29,086	(22,920)	6,166	8 - 19
Total intangible assets	$272,639	$(168,484)	$104,155

	December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Intangibles	Amortization Period (In Years)
Customer relationships	$212,990	$(121,405)	$91,585	2 - 15
Patents and technology	29,166	(17,867)	11,299	10 - 19
Trade names and other	28,913	(22,567)	6,346	8 - 19
Total intangible assets	$271,069	$(161,839)	$109,230
Intangible assets with definite lives are tested for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable.

Forum Energy Technologies, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
6. Debt
Debt as of March 31, 2025 and December 31, 2024 consisted of the following (in thousands):

	March 31, 2025	December 31, 2024
2029 Bonds	$100,000	$100,000
Credit Facility	73,844	90,392
Other debt	3,427	3,373
Long-term debt, principal amount	177,271	193,765
Debt issuance cost	(5,892)	(5,374)
Long-term debt, carrying value	171,379	188,391
Less: current portion	(1,830)	(1,866)
Long-term debt, net of current portion	$169,549	$186,525
2029 Bonds
The 10.5% senior secured bonds due 2029 (“2029 Bonds”) were issued pursuant to the Bond Terms, dated as of November 5, 2024 (“Bond Terms”), between the Company and Nordic Trustee AS, as bond trustee and security agent (“Bond Trustee”). The 2029 Bonds are the Company’s senior secured obligations and are jointly and severally guaranteed on a senior secured basis by each of the Company’s direct and indirect domestic subsidiaries that guarantees its Credit Facility and certain of the Company’s foreign subsidiaries.
The 2029 Bonds will mature on November 7, 2029. Interest on the 2029 Bonds will accrue at a rate of 10.5% per annum payable semi-annually in arrears on May 7 and November 7 of each year in cash, beginning May 7, 2025. Prepayment of the 2029 Bonds prior to May 7, 2027 requires the payment of make-whole amounts, and prepayments on or after that date are subject to prepayment premiums that decline over time.
The 2029 Bonds contain the following financial covenants: (i) a maximum leverage ratio of 4.0x; and (ii) a minimum liquidity test equal to $25.0 million, in each case, for the Company and its consolidated subsidiaries. The Bond Terms also contain certain equity cure rights with respect to such financial covenants. The 2029 Bonds are also subject to negative covenants as set forth in the Bond Terms. As of March 31, 2025, the Company was in compliance with all of its 2029 Bonds financial covenants.
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
Credit Facility
Our senior secured asset-based lending facility (“Credit Facility”) matures on the earliest of (a) September 8, 2028 and (b) the date that is 91 days prior to the maturity of the 2029 Bonds (which will not apply if the 2029 Bonds are repaid prior to such 91st day). The Credit Facility provides revolving credit commitments of $250.0 million (with a sublimit of up to $70.0 million available for the issuance of letters of credit for the account of the Company and certain of its domestic subsidiaries) (the “U.S. Line”), of which up to $50.0 million is available to certain of our Canadian subsidiaries for loans in U.S. or Canadian dollars (with a sublimit of up to $10.0 million available for the issuance of letters of credit for the account of our Canadian subsidiaries) (the “Canadian Line”). Lender commitments under the Credit Facility, subject to certain limitations, may be increased by an additional $100.0 million.

Forum Energy Technologies, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Availability under the Credit Facility is subject to a borrowing base calculated by reference to eligible accounts receivable in the U.S., Canada and certain other jurisdictions (subject to a cap) and eligible inventory in the U.S. and Canada. Our borrowing capacity under the Credit Facility could be reduced or eliminated, depending on future fluctuations in our receivables and inventory. As of March 31, 2025, our total borrowing base was $168.5 million, of which $73.8 million amount was drawn and $17.3 million was used as security for outstanding letters of credit, resulting in remaining availability of $77.4 million.
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
The weighted average interest rate under the Credit Facility was approximately 7.55% and 8.34% for the three months ended March 31, 2025 and 2024, respectively.
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
As of March 31, 2025, the Company was in compliance with all of its Credit Facility financial covenants.

Forum Energy Technologies, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Other Debt
Other debt consists of various finance leases of equipment.
Letters of Credit and Guarantees
We execute letters of credit in the normal course of business to secure the delivery of product from specific vendors and also to guarantee our fulfillment of performance obligations relating to certain large contracts. The Company had $17.3 million and $17.8 million in total outstanding letters of credit as of March 31, 2025 and December 31, 2024, respectively.
7. Income Taxes
For interim periods, our income tax expense or benefit is computed based on our estimated annual effective tax rate and any discrete items that impact the interim periods. For the three months ended March 31, 2025 and 2024, the Company recorded a tax expense of $3.8 million and $3.5 million, respectively. The estimated annual effective tax rates for all periods were impacted by losses in jurisdictions where the recording of a tax benefit is not available. Furthermore, the tax expense or benefit recorded can vary from period to period depending on the Company’s relative mix of earnings and losses by jurisdiction. Finally, the Company believes that it is reasonably possible that a decrease of approximately $1.5 million of noncurrent unrecognized tax benefits may occur by the end of 2025 as a result of a lapse of the statute of limitations.
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
We have deferred tax assets related to net operating loss and other tax carryforwards in the U.S. and in certain states and foreign jurisdictions. We recognize deferred tax assets to the extent that we believe these assets are more likely than not to be realized. In making such a determination, we consider all available positive and negative evidence, including, but not limited to, our recent history of pretax losses over the prior three year period, the goodwill and intangible asset impairments for various reporting units, the future reversals of existing taxable temporary differences, the projected future taxable income or loss and tax-planning. As of March 31, 2025, we do not anticipate being able to fully utilize all of the losses prior to their expiration in the following jurisdictions: the U.S., the U.K., Singapore and China. As a result, we have certain valuation allowances against our deferred tax assets as of March 31, 2025.
8. Fair Value Measurements
The Company had $73.8 million and $100.0 million borrowings outstanding under the Credit Facility and 2029 Bonds as of March 31, 2025, respectively. The Credit Facility incurs interest at a variable interest rate and therefore, the carrying amount approximates fair value. The fair value of the debt is classified as a Level 2 measurement because interest rates charged are similar to other financial instruments with similar terms and maturities.
The fair value of our 2029 Bonds is estimated using Level 2 inputs in the fair value hierarchy and is based on quoted prices for those or similar instruments. At March 31, 2025, the fair value and the carrying value of our 2029 Bonds approximated $102.0 million and $94.1 million, respectively. At December 31, 2024, the fair value and the carrying value of our 2029 Bonds approximated $99.5 million and $94.6 million, respectively.
There were no other significant outstanding financial instruments as of March 31, 2025 and December 31, 2024 that required measuring the amounts at fair value on a recurring basis. We did not change our valuation techniques associated with recurring fair value measurements from prior periods, and there were no transfers between levels of the fair value hierarchy during the three months ended March 31, 2025.

Forum Energy Technologies, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
9. Business Segments
The Company operates in the following two reportable segments: (1) Drilling and Completions and (2) Artificial Lift and Downhole. The Drilling and Completions segment designs, manufactures and supplies products and solutions to the drilling, subsea, coiled tubing, well stimulation and intervention markets, including applications in oil and natural gas, renewable energy, defense and communications. The Artificial Lift and Downhole segment designs, manufactures and supplies products and solutions for the artificial lift, production and infrastructure markets.
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
Summary financial data by segment follows (in thousands):

Three Months Ended March 31, 2025	Drilling and Completions	Artificial Lift and Downhole	Total
Revenue from external customers	$115,483	$77,796	$193,279
Intersegment revenue	86	—	86
Segment revenue	115,569	77,796	193,365
Elimination of intersegment revenue			(86)
Total consolidated revenue			193,279

Less:
Cost of sales	84,354	50,650	135,004
Selling, general and administrative expenses	21,836	19,849	41,685
Segment operating income	$9,379	$7,297	$16,676

Three Months Ended March 31, 2024	Drilling and Completions	Artificial Lift and Downhole	Total
Revenue from external customers	$119,050	$83,342	$202,392
Intersegment revenue	21	—	21
Segment revenue	119,071	83,342	202,413
Elimination of intersegment revenue			(21)
Total consolidated revenue			202,392

Less:
Cost of sales	88,036	50,618	138,654
Selling, general and administrative expenses	26,476	20,938	47,414
Segment operating income	$4,559	$11,786	$16,345

Forum Energy Technologies, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
A reconciliation of segment operating income to income (loss) before income taxes is as follows (in thousands):

	Three Months Ended
	March 31,
	2025	2024
Segment operating income	$16,676	$16,345
Less:
Other corporate expenses	7,698	7,252
Transaction expenses	51	5,921
Loss (gain) on disposal of assets and other	123	(28)
Interest expense	4,983	8,760
Foreign exchange losses (gains) and other, net	(1,068)	1,227
Income (loss) before income taxes	$4,889	$(6,787)
A summary of consolidated assets by reportable segment is as follows (in thousands):

	March 31, 2025	December 31, 2024
Drilling and Completions	$410,785	$418,583
Artificial Lift and Downhole	352,790	371,178
Corporate	26,535	26,193
Total assets	$790,110	$815,954
Corporate assets primarily include cash, certain prepaid assets and deferred loan costs.
The following table presents our revenues disaggregated by product line (in thousands):

	Three Months Ended
	March 31,
	2025	2024
Drilling	$32,113	$36,472
Subsea	22,140	21,835
Stimulation and Intervention	37,428	38,560
Coiled Tubing	23,888	22,204
Downhole	47,668	52,243
Production Equipment	19,059	18,482
Valve Solutions	11,069	12,617
Eliminations	(86)	(21)
Total revenue	$193,279	$202,392

Forum Energy Technologies, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
The following table presents our revenues disaggregated by geography (in thousands):

	Three Months Ended
	March 31,
	2025	2024
United States	$103,903	$111,317
Canada	31,437	35,639
Europe & Africa	19,788	21,602
Middle East	19,645	17,355
Asia-Pacific	10,443	10,168
Latin America	8,063	6,311
Total revenue	$193,279	$202,392
10. Commitments and Contingencies
In the ordinary course of business, the Company is, and in the future could be, involved in various pending or threatened legal actions, some of which may or may not be covered by insurance. Management has reviewed such pending judicial and legal proceedings, the reasonably anticipated costs and expenses in connection with such proceedings, and the availability and limits of insurance coverage, and has established reserves that are believed to be appropriate in light of those outcomes that are believed to be probable and can be estimated. The reserves accrued at March 31, 2025 and December 31, 2024, respectively, are immaterial. In the opinion of management, the Company’s ultimate liability, if any, with respect to these actions is not expected to have a material adverse effect on the Company’s financial position, results of operations or cash flows.
For further disclosure regarding certain litigation matters, refer to Note 12 of the notes to the consolidated financial statements included in Item 8 of the Company’s 2024 Annual Report on Form 10-K filed with the SEC on March 3, 2025.
11. Earnings (Loss) Per Share
The calculation of basic and diluted earnings (loss) per share for each period presented was as follows (dollars and shares in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2025	2024
Net income (loss)	$1,122	$(10,315)

Weighted average shares outstanding - basic	12,303	12,201
Dilutive effect of stock options and restricted stock	265	—
Weighted average shares outstanding - diluted	12,568	12,201

Earnings (loss) per share
Basic	$0.09	$(0.85)
Diluted	$0.09	$(0.85)
For the three months ended March 31, 2025, the diluted earnings per share excludes approximately nine thousand shares because they were anti-dilutive. For the three months ended 2024, we excluded all potentially dilutive stock options and restricted stock in calculating diluted earnings per share as the effect was anti-dilutive due to net losses incurred for the period. Diluted earnings per share was calculated using treasury stock method for the stock options and restricted stock.

Forum Energy Technologies, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
12. Stock-based Compensation
Restricted Stock and Time-Based Restricted Stock Units
During the three months ended March 31, 2025, the Company granted 190,392 time-based restricted stock units to employees that vest after three years. Also, during the three months ended March 31, 2025, the Company granted 34,228 time-based restricted stock and 8,557 time-based restricted stock units to non-employee members of the Board of Directors that vest after one year.
Performance Share Awards
During the three months ended March 31, 2025, the Company granted 95,197 performance restricted stock units (assuming target performance) to employees that vest based upon the Company's total shareholder return compared to the total shareholder return of a group of peer companies over three different performance periods. The performance periods run from January 1, 2025 through December 31, 2025, January 1, 2025 through December 31, 2026 and January 1, 2025 through December 31, 2027, and one-third of each award is allocated to each performance period. The performance restricted stock units may settle for between 0% and 200% of the target units granted.
During the three months ended March 31, 2025, the Company granted 95,197 performance restricted stock units (assuming target performance) to employees that vest based upon the Company's free cash flow over three different performance periods. The performance periods run from January 1, 2025 through December 31, 2025, January 1, 2025 through December 31, 2026 and January 1, 2025 through December 31, 2027, and one-third of each award is allocated to each performance period. The performance restricted stock units may settle for between 0% and 200% of the target units granted.
During the three months ended March 31, 2025, the Company granted 114,000 performance restricted stock units (assuming target performance) to employees that vest based upon the Company's minimum stock price threshold of $21.91 per share, for 20 consecutive trading days during the period commencing on grant date of March 5, 2025 and ending on the third anniversary thereof.
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
All forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q. We disclaim any obligation to update or revise these statements unless required by law, and you should not place undue reliance on these forward-looking statements. Although we believe that our plans, intentions and expectations reflected in or suggested by the forward-looking statements we make in this Quarterly Report on Form 10-Q are reasonable, forward-looking statements are not guarantees of future performance and involve risks and uncertainties that may cause actual results to differ materially from our plans, intentions or expectations. This may be the result of various factors, including, but not limited to, those factors discussed in “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K filed with the SEC on March 3, 2025, and elsewhere in this Quarterly Report on Form 10-Q. These cautionary statements qualify all forward-looking statements attributable to us or persons acting on our behalf.
Overview
We are a global manufacturing company serving the oil, natural gas, industrial and renewable energy industries. With headquarters in Houston, Texas, FET provides value added solutions aimed at improving the safety, efficiency, and environmental impact of our customers’ operations. Our highly engineered products include capital equipment and consumable products. FET’s customers include oil and natural gas operators, land and offshore drilling contractors, oilfield service companies, pipeline and refinery operators, and renewable energy and new energy companies. Consumable products are used by our customers in drilling, well construction and completion activities and at processing centers and refineries. Our capital products are directed at drilling rig equipment for constructing new or upgrading existing rigs, subsea construction and development projects, pressure pumping equipment, the placement of production equipment on new producing wells, downstream capital projects and capital equipment for renewable energy projects. For the three months ended March 31, 2025, approximately 80% of our revenue was derived from consumable products and activity-based equipment, while the balance was primarily derived from capital products with a small amount from rental and other services.
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
The Company operates in the following two reportable segments: (1) Drilling and Completions and (2) Artificial Lift and Downhole. Refer to Note 9 Business Segments for the product lines making up each segment.

A summary of the products and services offered by each segment is as follows:
•Drilling and Completions. This segment designs, manufactures and supplies products and solutions to the drilling, subsea, coiled tubing, well stimulation and intervention markets, including applications in the oil and natural gas, renewable energy, defense and communications industries. The products and solutions consist primarily of (i) capital equipment and consumable products used in the drilling process; (ii) capital equipment and aftermarket products including subsea remotely operated vehicles ("ROVs") and trenchers, submarine rescue vehicles, specialty components and tooling, and technical services; (iii) capital equipment and consumable products sold to the pressure pumping market, including hydraulic fracturing pumps, cooling systems, and high-pressure flexible hoses and flow iron; (iv) wireline cable and pressure control equipment used in the well completion and intervention service markets; and (v) coiled tubing strings and pressure control equipment used in coiled tubing operations, as well as coiled line pipe and related services.
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
Average oil prices were lower in the first quarter 2025 compared to the first quarter 2024, while average natural gas prices nearly doubled. The decline in average oil prices is attributable to a faster than expected return of the Organization of Petroleum Exporting Countries and its allies ("OPEC+") production combined with global recessionary fears triggered by the expected imposition of broad based trade policy changes by the Trump Administration. The increase in average natural gas prices is attributable to strong demand, tightening supply and geopolitical uncertainty.
Subsequent to March 31, 2025, the Trump Administration's newly imposed trade policies and the uncertainty around their imposition led to concerns regarding ongoing consumer spending and the overall health of the world economy. This uncertainty coupled with increased supply from OPEC+ led to a further decrease in oil and natural gas prices. We will continue to monitor market conditions and assess risks, including macroeconomic uncertainty, trade policy, oil price volatility, and changes in regulations.
Our revenues, over the long-term, are highly correlated to the global drilling rig count, which decreased 5.0% during the first quarter 2025 compared to average global rig count during first quarter 2024. The decrease was mainly driven by a decline in U.S. rig count of 5.6%. In the U.S., publicly owned exploration and production companies are expected to continue to exercise disciplined capital spending while privately owned exploration and production companies fluctuate their activity in response to changes in oil and natural gas prices.
The table below shows average crude oil and natural gas prices for Average West Texas Intermediate (“WTI”), Brent, and Henry Hub:

	Three Months Ended
	March 31,	December 31,	March 31,
	2025	2024	2024
Average global oil, $/bbl
WTI	$71.78	$70.73	$77.50
Brent	$75.87	$74.66	$82.92
Average North American Natural Gas, $/Mcf
Henry Hub	$4.14	$2.44	$2.15

The table below shows the average number of active drilling rigs operating by geographic area and drilling for different purposes, based on the weekly rig count information published by Baker Hughes Company.

	Three Months Ended
	March 31,	December 31,	March 31,
	2025	2024	2024
Active Rigs by Location
United States	588	586	623
Canada	216	196	208
International	902	926	965
Global Active Rigs	1,706	1,708	1,796

Land vs. Offshore Rigs
Land	1,498	1,482	1,547
Offshore	208	226	249
Global Active Rigs	1,706	1,708	1,796

U.S. Commodity Target
Oil	482	480	502
Gas	101	101	118
Unclassified	5	5	3
Total U.S. Active Rigs	588	586	623

U.S. Well Path
Horizontal	525	521	560
Vertical	13	15	13
Directional	50	50	50
Total U.S. Active Rigs	588	586	623
The table below shows the amount of total inbound orders by segment:

	Three Months Ended
	March 31,	December 31,	March 31,
(in millions of dollars)	2025	2024	2024
Drilling and Completions	$132.1	$103.0	$116.6
Artificial Lift and Downhole	68.6	87.0	87.8
Total Orders	$200.7	$190.0	$204.4

Results of operations
Three months ended March 31, 2025 compared with three months ended March 31, 2024

	Three Months Ended March 31,		Change
(in thousands of dollars, except per share information)	2025	2024	$	%
Revenue
Drilling and Completions	$115,569	$119,071	$(3,502)	(2.9)%
Artificial Lift and Downhole	77,796	83,342	(5,546)	(6.7)%
Eliminations	(86)	(21)	(65)	*
Total revenue	193,279	202,392	(9,113)	(4.5)%
Segment operating income
Drilling and Completions	9,379	4,559	4,820	105.7%
Operating margin %	8.1%	3.8%
Artificial Lift and Downhole	7,297	11,786	(4,489)	(38.1)%
Operating margin %	9.4%	14.1%
Corporate	(7,698)	(7,252)	(446)	(6.2)%
Total segment operating income	8,978	9,093	(115)	(1.3)%
Operating margin %	4.6%	4.5%
Transaction expenses	51	5,921	(5,870)	*
Loss (gain) on disposal of assets and other	123	(28)	151	*
Operating income	8,804	3,200	5,604	175.1%
Interest expense	4,983	8,760	(3,777)	(43.1)%
Foreign exchange losses (gains) and other, net	(1,068)	1,227	(2,295)	*
Total other expense	3,915	9,987	(6,072)	(60.8)%
Income (loss) before income taxes	4,889	(6,787)	11,676	172.0%
Income tax expense	3,767	3,528	239	6.8%
Net income (loss)	$1,122	$(10,315)	$11,437	110.9%

Weighted average shares outstanding
Basic	12,303	12,201
Diluted	12,568	12,201
Earnings (loss) per share
Basic	$0.09	$(0.85)
Diluted	$0.09	$(0.85)
* not meaningful

Revenue
Our revenue for the three months ended March 31, 2025 was $193.3 million, a decrease of $9.1 million, or 4.5%, compared to the three months ended March 31, 2024. For the three months ended March 31, 2025, our Drilling and Completions and our Artificial Lift and Downhole segments comprised 59.8% and 40.2% of our total revenue, respectively, compared to 58.8% and 41.2% of our total revenue, respectively, for the three months ended March 31, 2024. The overall decrease in revenue is primarily related to the decline in global drilling and completions activity in 2025 compared to 2024. The changes in revenue by operating segment consisted of the following:
Drilling and Completions segment — Revenue was $115.6 million for the three months ended March 31, 2025, a decrease of $3.5 million, or 2.9%, compared to the three months ended March 31, 2024. The decrease in segment revenue included a $4.4 million, or 12.0%, decrease from the Drilling product line and a $1.1 million, or 2.9%, decrease from the Stimulation and Intervention product line, primarily the result of declining global drilling and completions activity. These decreases were partially offset by an increase of $1.7 million, or 7.6%, in our Coiled Tubing product line due to the completion of coiled line pipe projects in the U.S. and Latin America.
Artificial Lift and Downhole segment — Revenue was $77.8 million for the three months ended March 31, 2025, a decrease of $5.5 million, or 6.7%, compared to the three months ended March 31, 2024. Revenue for our Downhole product line decreased by $4.6 million, or 8.8%, primarily due to decreased U.S. activity, partially offset by an increase in sales of international casing equipment hardware. Also, there was a $1.5 million, or 12.3%, decrease in sales volumes of our valve products, particularly sales into the North America downstream oil and natural gas market.
Segment operating income (loss) and segment operating margin percentage
Segment operating income for the three months ended March 31, 2025 was $9.0 million, a $0.1 million decrease, compared to $9.1 million for the three months ended March 31, 2024. For the three months ended March 31, 2025, segment operating margin percentage was 4.6%, compared to 4.5%, for the three months ended March 31, 2024. Segment operating margin percentage is calculated by dividing segment operating income by revenue for the period. The change in operating income for each segment is explained as follows:
Drilling and Completions segment — Segment operating income was $9.4 million, or 8.1%, for the three months ended March 31, 2025 compared to $4.6 million, or 3.8%, for the three months ended March 31, 2024. The $4.8 million increase in segment operating results due to reduction in amortization expense following intangible asset impairments recognized in the fourth quarter of 2024.
Artificial Lift and Downhole segment — Segment operating income was $7.3 million, or 9.4%, for the three months ended March 31, 2025 compared to $11.8 million, or 14.1%, for the three months ended March 31, 2024. The $4.5 million decrease in segment operating results was due to unfavorable product mix.
Corporate — Selling, general and administrative expenses for Corporate were $7.7 million for the three months ended March 31, 2025 compared to $7.3 million for the three months ended March 31, 2024. This increase was primarily related to higher compensation costs and professional fees.
Other items not included in segment operating income (loss)
Transaction expenses, gain (loss) on the disposal of assets and other are not included in segment operating income (loss), but are included in total operating income.
Other income and expense
Other income and expense includes interest expense and foreign exchange gains (losses) and other. We incurred $5.0 million of interest expense during the three months ended March 31, 2025, a decrease of $3.8 million compared to the three months ended March 31, 2024, due to decreased borrowings. See Note 6 Debt for further details related to debt.
The foreign exchange gains and losses are primarily the result of movements in the British pound, Canadian dollar and Euro relative to the U.S. dollar. These movements in exchange rates create foreign exchange gains or losses when applied to monetary assets or liabilities denominated in currencies other than the location’s functional currency, primarily U.S. dollar denominated cash, trade account receivables and net intercompany receivable balances for our entities using a functional currency other than the U.S. dollar.

Taxes
We recorded tax expense of $3.8 million and $3.5 million for the three months ended March 31, 2025 and 2024, respectively. The estimated annual effective tax rates for the three months ended March 31, 2025 and 2024 were impacted by losses in jurisdictions where the recording of a tax benefit is not available. Furthermore, the tax expense or benefit recorded can vary from period to period depending on the Company’s relative mix of earnings and losses by jurisdiction.
Liquidity and capital resources
Sources and uses of liquidity
Our internal sources of liquidity are cash on hand and cash flows from operations, while our primary external sources include trade credit, the Credit Facility, and 2029 Bonds. Our primary uses of capital have been for inventory, sales on credit to our customers, maintenance and growth capital expenditures and debt repayments. We continually monitor other potential capital sources, including equity and debt financing, to meet our investment and target liquidity requirements. Our future success and growth will be highly dependent on our ability to generate positive operating cash flow and access outside sources of capital.
As of March 31, 2025, we had $73.8 million of borrowings under our revolving Credit Facility and $100.0 million principal amount of the 2029 Bonds outstanding. See Note 6 Debt for further details related to the terms for our debt arrangements.
As of March 31, 2025, we had cash and cash equivalents of $31.1 million and $77.4 million of availability under the Credit Facility. We anticipate that our future working capital requirements for our operations will fluctuate directionally with revenues. Furthermore, availability under the Credit Facility will fluctuate directionally based on the level of our eligible accounts receivable and inventory subject to applicable sublimits. In addition, we expect total 2025 capital expenditures to be approximately $10.0 million, primarily for replacement of end of life machinery and equipment.
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
In December 2024, our board of directors approved a program for the repurchase of outstanding shares of our common stock with an aggregate purchase amount of up to $75.0 million. Shares may be repurchased under the program from time to time, in amounts and at prices that the company deems appropriate, subject to market and business conditions, applicable legal requirements and other considerations. During the three months ended March 31, 2025, we repurchased 105 thousand shares of our common stock for approximately $2.0 million and the remaining authorization under this program is $73.0 million.
Our cash flows for the three months ended March 31, 2025 and 2024 are presented below (in millions):

	Three Months Ended March 31,
	2025	2024
Net cash provided by operating activities	$9.3	$5.0
Net cash used in investing activities	(2.1)	(152.8)
Net cash provided by (used in) financing activities	(21.0)	151.8
Effect of exchange rate changes on cash	0.3	(1.7)
Net increase (decrease) in cash, cash equivalents and restricted cash	$(13.5)	$2.3

Net cash provided by operating activities
Net cash provided by operating activities was $9.3 million for the three months ended March 31, 2025 compared to net cash provided by operating activities of $5.0 million for the three months ended March 31, 2024. This improvement in operating cash flows is primarily attributable to increase in net income adjusted for non-cash items which provided $11.1 million of cash for the three months ended March 31, 2025 compared to $5.9 million for the three months ended March 31, 2024.
Net cash used in investing activities
Net cash used in investing activities was $2.1 million for the three months ended March 31, 2025, mainly related to capital expenditures. Net cash used in investing activities was $152.8 million for the three months ended March 31, 2024, mainly related to the acquisition of Variperm Holdings Ltd. (“Variperm”) of $150.1 million and $2.9 million of capital expenditures.
Net cash provided by (used in) financing activities
Net cash used in financing activities was $21.0 million for the three months ended March 31, 2025 compared to $151.8 million of cash provided by financing activities for the three months ended March 31, 2024. The change in net cash used in financing activities primarily resulted from $16.5 million in net repayments from the revolving Credit Facility during the three months ended March 31, 2025 compared to a $96.5 million in net borrowings on the revolving Credit Facility and $59.7 million proceeds from the second lien seller term loan related to the Variperm acquisition, during the three months ended March 31, 2024.
Critical accounting policies and estimates
There have been no material changes in our critical accounting policies and estimates during the three months ended March 31, 2025. For a detailed discussion of our critical accounting policies and estimates, refer to our 2024 Annual Report on Form 10-K. For recent accounting pronouncements, refer to Note 2 Recent Accounting Pronouncements.
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
Our management, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b) as of March 31, 2025. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2025.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
Information related to Item 1. Legal Proceedings is included in Note 10 Commitments and Contingencies, which is incorporated herein by reference.
Item 1A. Risk Factors
For additional information about our risk factors, see “Risk Factors” in Item 1A of our 2024 Annual Report on Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Our board of directors approved programs for the repurchase of outstanding shares of our common stock with an aggregate purchase amount of up to $10.0 million (the “November 2021 Program”) and $75.0 million (the “December 2024 Program”), in November 2021 and December 2024, respectively. The December 2024 Program replaced the authority granted under the November 2021 Program. Shares may be repurchased under the December 2024 Program from time to time, in amounts and at prices that the Company deems appropriate, subject to market and business conditions, applicable legal requirements and other considerations. The December 2024 Program may be executed using open market purchases pursuant to Rule 10b-18 under the Securities Exchange Act of 1934 (the “Exchange Act”), in privately negotiated agreements or by way of issuer tender offers, Rule 10b5-1 plans or other transactions. From the inception of the November 2021 Program through March 31, 2025, we have repurchased approximately 403 thousand shares of our common stock for aggregate consideration of approximately $9.6 million. Remaining authorization under the December 2024 Program is $73.0 million.
The following table is a summary of our repurchases of our common stock during the three months ended March 31, 2025.

Period	Total number of shares purchased (a)	Average price paid per share	Total number of shares purchased as part of publicly announced plan or programs (a)	Maximum value of shares that may yet be purchased under the plan or program (in thousands) (a)
January 1, 2025 - January 31, 2025	105,253	$18.97	105,253	$73,003
February 1, 2025 - February 28, 2025	—	$—	—	73,003
March 1, 2025 - March 31, 2025	—	$—	—	73,003
Total	105,253	$18.97	105,253
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Rule 10b5-1 Trading Plan
During the quarter ended March 31, 2025, no director or Section 16 officer adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements.

Item 6. Exhibits

Exhibit
Number		DESCRIPTION

10.1*#	—	Form of 2025 Restricted Stock Unit Agreement - Executive.

10.2*#	—	Form of 2025 Performance Restricted Stock Unit Agreement (Relative TSR) - Executive.

10.3*#	—	Form of 2025 Performance Restricted Stock Unit Agreement (Free Cash Flow) - Executive.

10.4*#	—	Form of 2025 Performance Restricted Stock Unit Agreement (Stock Price Hurdle) - Executive.

10.5*#	—	Form of 2025 Restricted Stock Unit Agreement - Non Executive Director.

10.6*#	—	Form of 2025 Restricted Stock Award Agreement - Non Executive Director.

31.1**	—	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	—	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	—	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	—	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	—	Inline XBRL Instance Document.

101.SCH*	—	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	—	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB*	—	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	—	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF*	—	Inline XBRL Taxonomy Extension Definition Linkbase Document.

104*	—	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*Filed herewith.
**Furnished herewith.
#Identifies management contracts and compensatory plans or arrangements.

SIGNATURES
As required by Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has authorized this report to be signed on its behalf by the undersigned authorized individuals.

FORUM ENERGY TECHNOLOGIES, INC.
Date:	May 2, 2025	By:	/s/ D. Lyle Williams, Jr.
D. Lyle Williams, Jr.
Executive Vice President and Chief Financial Officer
(As Duly Authorized Officer and Principal Financial Officer)

		By:	/s/ Katherine C. Keller
Katherine C. Keller
Senior Vice President and Chief Accounting Officer
(As Duly Authorized Officer and Principal Accounting Officer)