Form 10-Q
period 2025-06-30
FORUM ENERGY TECHNOLOGIES, INC.
filed 2025-08-08
CIK 1401257

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________
Form 10-Q
___________________________________

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2025

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of August 1, 2025, there were 11,903,276 common shares outstanding.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
Forum Energy Technologies, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share information)	2025	2024	2025	2024
Revenue	$199,764	$205,209	$393,043	$407,601
Cost of sales	140,408	142,136	275,326	280,769
Gross profit	59,356	63,073	117,717	126,832
Operating expenses
Selling, general and administrative expenses	51,185	53,691	100,568	108,357
Transaction expenses	184	1,228	235	7,149
Gain on sale-leaseback transactions	(6,903)	—	(6,903)	—
Loss on disposal of assets and other	207	220	330	192
Total operating expenses	44,673	55,139	94,230	115,698
Operating income	14,683	7,934	23,487	11,134
Other expense (income)
Interest expense	4,706	8,659	9,689	17,419
Foreign exchange losses (gains) and other, net	(3,942)	3,006	(5,010)	4,233
Loss on extinguishment of debt	—	463	—	463
Total other expense	764	12,128	4,679	22,115
Income (loss) before income taxes	13,919	(4,194)	18,808	(10,981)
Income tax expense	6,219	2,502	9,986	6,030
Net income (loss)	$7,700	$(6,696)	$8,822	$(17,011)

Weighted average shares outstanding
Basic	12,350	12,330	12,327	12,266
Diluted	12,554	12,330	12,542	12,266
Earnings (loss) per share
Basic	$0.62	$(0.54)	$0.72	$(1.39)
Diluted	$0.61	$(0.54)	$0.70	$(1.39)

Other comprehensive income (loss), net of tax of $0:
Net income (loss)	$7,700	$(6,696)	$8,822	$(17,011)
Change in foreign currency translation	8,929	621	9,413	(183)
Gain (loss) on pension liability	75	(5)	111	(20)
Comprehensive income (loss)	$16,704	$(6,080)	$18,346	$(17,214)
The accompanying notes are an integral part of these condensed consolidated financial statements.

Forum Energy Technologies, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)

(in thousands, except share information)	June 30, 2025	December 31, 2024
Assets
Current assets
Cash and cash equivalents	$38,967	$44,661
Accounts receivable—trade, net of allowances of $9,182 and $9,529	155,045	153,926
Inventories, net	260,030	265,487
Prepaid expenses and other current assets	19,058	19,179
Costs and estimated profits in excess of billings	14,533	11,632
Accrued revenue	99	752
Total current assets	487,732	495,637
Property and equipment, net of accumulated depreciation	58,000	63,421
Operating lease assets	77,793	70,389
Deferred financing costs, net	1,867	2,154
Goodwill	65,222	61,653
Intangible assets, net	103,685	109,230
Deferred income taxes, net	13,031	11,445
Other long-term assets	2,803	2,025
Total assets	$810,133	$815,954
Liabilities and equity
Current liabilities
Current portion of long-term debt	$1,661	$1,866
Accounts payable—trade	106,084	109,651
Accrued liabilities	70,488	77,239
Deferred revenue	12,011	8,584
Billings in excess of costs and profits recognized	12,020	4,516
Total current liabilities	202,264	201,856
Long-term debt, net of current portion	157,664	186,525
Deferred income taxes, net	22,465	23,678
Operating lease liabilities	80,218	73,145
Other long-term liabilities	13,302	10,850
Total liabilities	475,913	496,054
Commitments and contingencies
Equity
Common stock, $0.01 par value, 29,600,000 and 14,800,000 shares authorized, 13,191,488 and 12,999,246 shares issued	132	130
Additional paid-in capital	1,422,138	1,419,871
Treasury stock at cost, 1,039,623 and 708,900 shares	(148,352)	(142,057)
Retained deficit	(825,975)	(834,797)
Accumulated other comprehensive loss	(113,723)	(123,247)
Total equity	334,220	319,900
Total liabilities and equity	$810,133	$815,954
The accompanying notes are an integral part of these condensed consolidated financial statements.

Forum Energy Technologies, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
(in thousands)	2025	2024
Cash flows from operating activities
Net income (loss)	$8,822	$(17,011)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation expense	7,303	8,224
Amortization of intangible assets	10,748	19,645
Inventory write down	760	1,821
Stock-based compensation expense	3,590	3,104
Loss on extinguishment of debt	—	463
Deferred income taxes	(3,670)	(2,272)
Gain on sale-leaseback transactions	(6,903)	—
Other	1,041	3,380
Changes in operating assets and liabilities
Accounts receivable—trade	2,504	5,854
Inventories	9,995	18,769
Prepaid expenses and other current assets	1,395	6,092
Cost and estimated profit in excess of billings	(2,444)	621
Accounts payable, deferred revenue and other accrued liabilities	(15,060)	(20,636)
Billings in excess of costs and profits recognized	7,018	19
Net cash provided by operating activities	25,099	28,073
Cash flows from investing activities
Capital expenditures for property and equipment	(3,061)	(4,408)
Proceeds from sale of property and equipment	57	18
Payments related to business acquisition, net of cash acquired	—	(150,086)
Proceeds from sale-leaseback transactions	8,028	—
Net cash provided by (used in) investing activities	5,024	(154,476)
Cash flows from financing activities
Borrowings on Credit Facility	271,326	386,178
Repayments on Credit Facility	(299,360)	(313,397)
Cash paid to repurchase 2025 Notes	—	(12,996)
Proceeds from issuance of Seller Term Loan	—	59,677
Payment of capital lease obligations	(732)	(394)
Deferred financing costs	(914)	(3,070)
Repurchases of stock	(6,295)	—
Payment of withheld taxes on stock-based compensation plans	(1,321)	(1,090)
Net cash provided by (used in) financing activities	(37,296)	114,908
Effect of exchange rate changes on cash	1,479	(2,844)
Net decrease in cash, cash equivalents and restricted cash	(5,694)	(14,339)
Cash, cash equivalents and restricted cash at beginning of period	44,661	46,165
Cash, cash equivalents and restricted cash at end of period	$38,967	$31,826
Supplemental cash flow disclosures
Cash paid for interest	$9,025	$13,682
Cash paid for income taxes	11,321	13,908
Noncash activities
Operating lease assets obtained in exchange for lease obligations	$12,230	$3,087
Finance lease assets obtained in exchange for lease obligations	376	1,171
Accrued purchases of property and equipment	431	1,050
Stock issuance related to business acquisition	—	44,220
Liability awards converted to shares settled	—	337
The accompanying notes are an integral part of these condensed consolidated financial statements.

Forum Energy Technologies, Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited)

Six Months Ended June 30, 2025
(in thousands)	Common stock	Additional paid-in capital	Treasury stock	Retained deficit	Accumulated other comprehensive income / (loss)	Total equity
Balance at December 31, 2024	$130	$1,419,871	$(142,057)	$(834,797)	$(123,247)	$319,900
Stock-based compensation expense	—	1,818	—	—	—	1,818
Restricted stock issuance, net of forfeitures	2	(1,323)	—	—	—	(1,321)
Treasury stock	—	—	(1,997)	—	—	(1,997)
Currency translation adjustment	—	—	—	—	484	484
Change in pension liability	—	—	—	—	36	36
Net income	—	—	—	1,122	—	1,122
Balance at March 31, 2025	$132	$1,420,366	$(144,054)	$(833,675)	$(122,727)	$320,042
Stock-based compensation expense	—	1,772	—	—	—	1,772
Treasury stock	—	—	(4,298)	—	—	(4,298)
Currency translation adjustment	—	—	—	—	8,929	8,929
Change in pension liability	—	—	—	—	75	75
Net income	—	—	—	7,700	—	7,700
Balance at June 30, 2025	$132	$1,422,138	$(148,352)	$(825,975)	$(113,723)	$334,220
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
In management's opinion, all adjustments, consisting of normal recurring adjustments, necessary for the fair statement of the Company’s financial position, results of operations and cash flows have been included. Operating results for the three and six months ended June 30, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025 or any other interim period.
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
Common Stock
On May 9, 2025, the Company’s stockholders approved an amendment to the Company’s Third Amended and Restated Certificate of Incorporation to increase the Company’s authorized shares of common stock from 14.8 million shares to 29.6 million shares.
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
The following table reflects the changes in our contract assets and contract liabilities balances for the six months ended June 30, 2025 (in thousands):

	June 30, 2025	December 31, 2024	Increase
			$	%
Accrued revenue	$99	$752
Costs and estimated profits in excess of billings	14,533	11,632
Contract assets	$14,632	$12,384	$2,248	18%

Deferred revenue	$12,011	$8,584
Billings in excess of costs and profits recognized	12,020	4,516
Contract liabilities	$24,031	$13,100	$10,931	83%
During the six months ended June 30, 2025, our contract assets increased by $2.2 million and our contract liabilities increased $10.9 million primarily due to the timing of milestone billings for projects in our Subsea product line.
During the six months ended June 30, 2025, we recognized $8.5 million of revenue that was included in the contract liabilities balance at the beginning of the period.
Substantially all of our contracts are less than one year in duration. As such, we have elected to apply the practical expedient which allows an entity to exclude disclosures about its remaining performance obligations if such obligation is part of a contract that has an original expected duration of one year or less.
4. Inventories
The Company's significant components of inventory at June 30, 2025 and December 31, 2024 were as follows (in thousands):

	June 30, 2025	December 31, 2024
Raw materials and parts	$99,470	$99,185
Work in process	29,179	27,880
Finished goods	166,415	174,114
Total inventories	295,064	301,179
Less: inventory reserve	(35,034)	(35,692)
Inventories, net	$260,030	$265,487

Forum Energy Technologies, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
5. Goodwill and Intangible Assets
Goodwill
The changes in the carrying amount of goodwill from December 31, 2024 to June 30, 2025, were as follows (in thousands):

Artificial Lift and Downhole
Goodwill, December 31, 2024	$61,653
Impact on non-U.S. local currency translation	3,569
Goodwill, June 30, 2025	$65,222
Goodwill is not amortized and is tested for impairment at least annually or when events and circumstances indicate that fair value may be below its carrying value.
Intangible Assets
Intangible assets consisted of the following as of June 30, 2025 and December 31, 2024, respectively (in thousands):

	June 30, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Intangibles	Amortization Period (In Years)
Customer relationships	$222,157	$(135,571)	$86,586	2 - 15
Patents and technology	30,197	(19,377)	10,820	10 - 19
Trade names and other	29,776	(23,497)	6,279	8 - 19
Total intangible assets	$282,130	$(178,445)	$103,685

	December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Intangibles	Amortization Period (In Years)
Customer relationships	$212,990	$(121,405)	$91,585	2 - 15
Patents and technology	29,166	(17,867)	11,299	10 - 19
Trade names and other	28,913	(22,567)	6,346	8 - 19
Total intangible assets	$271,069	$(161,839)	$109,230
Intangible assets with definite lives are tested for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable.

Forum Energy Technologies, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
6. Debt
Debt as of June 30, 2025 and December 31, 2024 consisted of the following (in thousands):

	June 30, 2025	December 31, 2024
2029 Bonds	$100,000	$100,000
Credit Facility	62,358	90,392
Other debt	2,833	3,373
Long-term debt, principal amount	165,191	193,765
Debt issuance cost	(5,866)	(5,374)
Long-term debt, carrying value	159,325	188,391
Less: current portion	(1,661)	(1,866)
Long-term debt, net of current portion	$157,664	$186,525
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
The 2029 Bonds contain the following financial covenants: (i) a maximum leverage ratio of 4.0x; and (ii) a minimum liquidity test equal to $25.0 million, in each case, for the Company and its consolidated subsidiaries. The Bond Terms also contain certain equity cure rights with respect to such financial covenants. The 2029 Bonds are also subject to negative covenants as set forth in the Bond Terms. As of June 30, 2025, the Company was in compliance with all of its 2029 Bonds financial covenants.
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

Forum Energy Technologies, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Availability under the Credit Facility is subject to a borrowing base calculated by reference to eligible accounts receivable in the U.S., Canada and certain other jurisdictions (subject to a cap) and eligible inventory in the U.S. and Canada. Our borrowing capacity under the Credit Facility could be reduced or eliminated, depending on future fluctuations in our receivables and inventory. As of June 30, 2025, our total borrowing base was $171.8 million, of which $62.4 million amount was drawn and $16.3 million was used as security for outstanding letters of credit, resulting in remaining availability of $93.1 million.
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
The weighted average interest rate under the Credit Facility was approximately 7.42% and 8.45% for the six months ended June 30, 2025 and 2024, respectively.
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
As of June 30, 2025, the Company was in compliance with all of its Credit Facility financial covenants.

Forum Energy Technologies, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Other Debt
Other debt consists of various finance leases of equipment.
Letters of Credit and Guarantees
We execute letters of credit in the normal course of business to secure the delivery of product from specific vendors and also to guarantee our fulfillment of performance obligations relating to certain large contracts. The Company had $16.3 million and $17.8 million in total outstanding letters of credit as of June 30, 2025 and December 31, 2024, respectively.
7. Income Taxes
For interim periods, our income tax expense or benefit is computed based on our estimated annual effective tax rate and any discrete items that impact the interim periods. For the three and six months ended June 30, 2025, the Company recorded a tax expense of $6.2 million and $10.0 million, respectively. For the three and six months ended June 30, 2024, the Company recorded tax expense of $2.5 million and $6.0 million, respectively. The estimated annual effective tax rates for all periods were impacted by losses in jurisdictions where the recording of a tax benefit is not available. Furthermore, the tax expense or benefit recorded can vary from period to period depending on the Company’s relative mix of earnings and losses by jurisdiction. Finally, the Company believes that it is reasonably possible that a decrease of approximately $1.8 million of noncurrent unrecognized tax benefits may occur by the end of 2025 as a result of a lapse of the statute of limitations.
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
We have deferred tax assets related to net operating loss and other tax carryforwards in the U.S. and in certain states and foreign jurisdictions. We recognize deferred tax assets to the extent that we believe these assets are more likely than not to be realized. In making such a determination, we consider all available positive and negative evidence, including, but not limited to, our recent history of pretax losses over the prior three year period, the goodwill and intangible asset impairments for various reporting units, the future reversals of existing taxable temporary differences, the projected future taxable income or loss and tax-planning. As of June 30, 2025, we do not anticipate being able to fully utilize all of the losses prior to their expiration in the following jurisdictions: the U.S., the U.K., Singapore and China. As a result, we have certain valuation allowances against our deferred tax assets as of June 30, 2025.
On July 4, 2025, President Trump signed into law the One Big Beautiful Bill Act ("OBBBA"). The OBBBA includes various provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The Company is currently evaluating the impact of this legislation on its consolidated financial statements.
8. Fair Value Measurements
The Company had $62.4 million and $100.0 million borrowings outstanding under the Credit Facility and 2029 Bonds as of June 30, 2025, respectively. The Credit Facility incurs interest at a variable interest rate and therefore, the carrying amount approximates fair value. The fair value of the debt is classified as a Level 2 measurement because interest rates charged are similar to other financial instruments with similar terms and maturities.
The fair value of our 2029 Bonds is estimated using Level 2 inputs in the fair value hierarchy and is based on quoted prices for those or similar instruments. At June 30, 2025, the fair value and the carrying value of our 2029 Bonds approximated $102.0 million and $94.1 million, respectively. At December 31, 2024, the fair value and the carrying value of our 2029 Bonds approximated $99.5 million and $94.6 million, respectively.
There were no other significant outstanding financial instruments as of June 30, 2025 and December 31, 2024 that required measuring the amounts at fair value on a recurring basis. We did not change our valuation techniques associated with recurring fair value measurements from prior periods, and there were no transfers between levels of the fair value hierarchy during the six months ended June 30, 2025.

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
The Company’s reportable segments are strategic units that offer distinct products and services. They are managed separately since each business segment requires different marketing strategies. Operating segments have not been aggregated as part of a reportable segment. This segmentation is representative of the manner in which our Chief Operating Decision Maker ("CODM") and our board of directors make decisions on how to allocate resources and assess performance. We consider the CODM to be the Chief Executive Officer.
The CODM evaluates segment performance based on operating income through monitoring actual results compared to strategic plans and forecasts on a quarterly basis. This analysis guides our CODM's decision-making processes, particularly in evaluating segment profitability, optimizing resource allocation, and managing costs effectively.
Summary financial data by segment follows (in thousands):

	Three Months Ended June 30, 2025			Six Months Ended June 30, 2025
	Drilling and Completions	Artificial Lift and Downhole	Total	Drilling and Completions	Artificial Lift and Downhole	Total
Revenue from external customers	$117,217	$82,547	$199,764	$232,700	$160,343	$393,043
Intersegment revenue	20	—	20	106	—	106
Segment revenue	117,237	82,547	199,784	232,806	160,343	393,149
Elimination of intersegment revenue			(20)			(106)
Total consolidated revenue			199,764			393,043

Less:
Cost of sales	88,211	52,217	140,428	172,565	102,867	275,432
Selling, general and administrative expenses	21,755	19,939	41,694	43,591	39,788	83,379
Segment operating income	$7,271	$10,391	$17,662	$16,650	$17,688	$34,338

	Three Months Ended June 30, 2024			Six Months Ended June 30, 2024
	Drilling and Completions	Artificial Lift and Downhole	Total	Drilling and Completions	Artificial Lift and Downhole	Total
Revenue from external customers	$117,040	$88,169	$205,209	$236,090	$171,511	$407,601
Intersegment revenue	(15)	—	(15)	6	—	6
Segment revenue	117,025	88,169	205,194	236,096	171,511	407,607
Elimination of intersegment revenue			15			(6)
Total consolidated revenue			205,209			407,601

Less:
Cost of sales	87,757	54,364	142,121	175,793	104,982	280,775
Selling, general and administrative expenses	26,393	20,344	46,737	52,869	41,282	94,151
Segment operating income	$2,875	$13,461	$16,336	$7,434	$25,247	$32,681

Forum Energy Technologies, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
A reconciliation of segment operating income to income (loss) before income taxes is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Segment operating income	$17,662	$16,336	$34,338	$32,681
Less:
Other corporate expenses	9,491	6,954	17,189	14,206
Transaction expenses	184	1,228	235	7,149
Gain on sale-leaseback transactions	(6,903)	—	(6,903)	—
Loss on disposal of assets and other	207	220	330	192
Interest expense	4,706	8,659	9,689	17,419
Foreign exchange losses (gains) and other, net	(3,942)	3,006	(5,010)	4,233
Loss on extinguishment of debt	—	463	—	463
Income (loss) before income taxes	$13,919	$(4,194)	$18,808	$(10,981)
A summary of consolidated assets by reportable segment is as follows (in thousands):

	June 30, 2025	December 31, 2024
Drilling and Completions	$423,953	$418,583
Artificial Lift and Downhole	365,939	371,178
Corporate	20,241	26,193
Total assets	$810,133	$815,954
Corporate assets primarily include cash, certain prepaid assets and deferred loan costs.
The following table presents our revenues disaggregated by product line (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Drilling	$32,846	$35,501	$64,959	$71,973
Subsea	22,389	16,799	44,529	38,634
Stimulation and Intervention	32,856	37,226	70,284	75,786
Coiled Tubing	29,146	27,499	53,034	49,703
Downhole	51,284	53,078	98,952	105,321
Production Equipment	20,662	18,058	39,721	36,540
Valve Solutions	10,601	17,033	21,670	29,650
Eliminations	(20)	15	(106)	(6)
Total revenue	$199,764	$205,209	$393,043	$407,601

Forum Energy Technologies, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
The following table presents our revenues disaggregated by geography (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
United States	$107,276	$102,552	$211,179	$213,869
Canada	31,021	36,336	62,458	71,975
Middle East	21,931	25,378	41,576	42,733
Europe & Africa	18,605	21,053	38,393	42,655
Asia-Pacific	10,065	10,150	20,508	20,318
Latin America	10,866	9,740	18,929	16,051
Total revenue	$199,764	$205,209	$393,043	$407,601
10. Commitments and Contingencies
In the ordinary course of business, the Company is, and in the future could be, involved in various pending or threatened legal actions, some of which may or may not be covered by insurance. Management has reviewed such pending judicial and legal proceedings, the reasonably anticipated costs and expenses in connection with such proceedings, and the availability and limits of insurance coverage, and has established reserves that are believed to be appropriate in light of those outcomes that are believed to be probable and can be estimated. The reserves accrued at June 30, 2025 and December 31, 2024, respectively, are immaterial. In the opinion of management, the Company’s ultimate liability, if any, with respect to these actions is not expected to have a material adverse effect on the Company’s financial position, results of operations or cash flows.
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
11. Earnings (Loss) Per Share
The calculation of basic and diluted earnings (loss) per share for each period presented was as follows (dollars and shares in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Net income (loss)	$7,700	$(6,696)	$8,822	$(17,011)

Weighted average shares outstanding - basic	12,350	12,330	12,327	12,266
Dilutive effect of stock options and restricted stock	204	—	215	—
Weighted average shares outstanding - diluted	12,554	12,330	12,542	12,266

Earnings (loss) per share
Basic	$0.62	$(0.54)	$0.72	$(1.39)
Diluted	$0.61	$(0.54)	$0.70	$(1.39)

Forum Energy Technologies, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
For the three and six months ended June 30, 2025, the diluted earnings per share excludes approximately 28 thousand and 19 thousand shares, respectively, because they were anti-dilutive. For the three and six months ended June 30, 2024, we excluded all potentially dilutive stock options and restricted stock in calculating diluted earnings per share as the effect was anti-dilutive due to net losses incurred for these periods. Diluted earnings per share was calculated using treasury stock method for the stock options and restricted stock.
12. Stock-based Compensation
Restricted Stock and Time-Based Restricted Stock Units
During the six months ended June 30, 2025, the Company granted 190,392 time-based restricted stock units to employees that vest after three years. Also, during the six months ended June 30, 2025, the Company granted 41,938 time-based restricted stock and 8,557 time-based restricted stock units to non-employee members of the Board of Directors that vest after one year.
Performance Share Awards
During the six months ended June 30, 2025, the Company granted 95,197 performance restricted stock units (assuming target performance) to employees that vest based upon the Company's total shareholder return compared to the total shareholder return of a group of peer companies over three different performance periods. The performance periods run from January 1, 2025 through December 31, 2025, January 1, 2025 through December 31, 2026 and January 1, 2025 through December 31, 2027, and one-third of each award is allocated to each performance period. The performance restricted stock units may settle for between 0% and 200% of the target units granted.
During the six months ended June 30, 2025, the Company granted 95,197 performance restricted stock units (assuming target performance) to employees that vest based upon the Company's free cash flow over three different performance periods. The performance periods run from January 1, 2025 through December 31, 2025, January 1, 2025 through December 31, 2026 and January 1, 2025 through December 31, 2027, and one-third of each award is allocated to each performance period. The performance restricted stock units may settle for between 0% and 200% of the target units granted.
During the six months ended June 30, 2025, the Company granted 114,000 performance restricted stock units (assuming target performance) to employees that vest based upon the Company's minimum stock price threshold of $21.91 per share, for 20 consecutive trading days during the period commencing on grant date of March 5, 2025 and ending on the third anniversary thereof.
13. Related Party Transactions
The Company has sold and purchased inventory, services and fixed assets to and from affiliates of certain directors. The dollar amounts of these related party activities are not significant to the Company’s unaudited condensed consolidated financial statements.
14. Leases
Sale-leaseback transactions
In June 2025, the Company sold and leased back land and buildings with a net book value of approximately $1.9 million and received net proceeds of $8.8 million, of which $0.8 million is receivable with a due date of June 2027. The initial annual rent for the assets is $0.7 million with an initial term of 15 years, subject to annual increases. The transactions met the requirements of sale-leaseback accounting. The related assets were removed from property and equipment and the appropriate operating lease assets and liabilities of approximately $7.6 million were recorded in the consolidated balance sheets.

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
Overview
We are a global manufacturing company serving the oil, natural gas, defense and renewable energy industries. With headquarters in Houston, Texas, FET provides value added solutions aimed at improving the safety, efficiency, and environmental impact of our customers’ operations. Our highly engineered products include capital equipment and consumable products. FET’s customers include oil and natural gas operators, oilfield service companies, pipeline and refinery operators, defense contractors and renewable energy companies. Consumable products are used by our customers in drilling, well construction and completion activities and at processing centers and refineries. Our capital products are directed at drilling rig equipment for constructing new or upgrading existing rigs, subsea construction and development projects, pressure pumping equipment, the placement of production equipment on new producing wells, downstream capital projects and capital equipment for renewable energy projects. For the six months ended June 30, 2025, approximately 80% of our revenue was derived from consumable products and activity-based equipment, while the balance was primarily derived from capital products with a small amount from rental and other services.
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
Average oil prices were lower in the second quarter 2025 compared to the second quarter 2024, while average natural gas prices were higher. The decline in average oil prices is attributable to a faster than expected return of the Organization of Petroleum Exporting Countries and its allies ("OPEC+") production combined with global recessionary fears triggered by the expected imposition of broad based trade policy changes by the Trump Administration. The increase in average natural gas prices is attributable to strong demand, tightening supply and geopolitical uncertainty.
Our revenues, over the long-term, are highly correlated to the global drilling rig count, which decreased 6.2% during the second quarter 2025 compared to average global rig count during second quarter 2024. The decrease in rig count is driven by the lower average oil prices, increased production efficiencies and continued capital spending discipline by publicly owned exploration and production companies. We expect rig count in the second half of 2025 to remain below the 2024 rig count with some areas of resilience in certain international markets. Given the current macroeconomic uncertainty, trade policy fluctuations, oil price volatility, and changing regulations we are monitoring market conditions and assessing potential impacts on our business.
The table below shows average crude oil and natural gas prices for Average West Texas Intermediate (“WTI”), Brent, and Henry Hub:

	Three Months Ended
	June 30,	March 31,	June 30,
	2025	2025	2024
Average global oil, $/bbl
WTI	$64.57	$71.78	$82.79
Brent	$68.07	$75.87	$84.68
Average North American Natural Gas, $/Mcf
Henry Hub	$3.19	$4.14	$2.07

The table below shows the average number of active drilling rigs operating by geographic area and drilling for different purposes, based on the weekly rig count information published by Baker Hughes Company.

	Three Months Ended
	June 30,	March 31,	June 30,
	2025	2025	2024
Active Rigs by Location
United States	571	588	603
Canada	128	216	136
International	897	902	962
Global Active Rigs	1,596	1,706	1,701

Land vs. Offshore Rigs
Land	1,397	1,498	1,458
Offshore	199	208	243
Global Active Rigs	1,596	1,706	1,701

U.S. Commodity Target
Oil	459	482	497
Gas	108	101	102
Unclassified	4	5	4
Total U.S. Active Rigs	571	588	603

U.S. Well Path
Horizontal	515	525	541
Vertical	13	13	17
Directional	43	50	45
Total U.S. Active Rigs	571	588	603
The table below shows the amount of total inbound orders by segment:

	Three Months Ended			Six Months Ended
	June 30,	March 31,	June 30,	June 30,	June 30,
(in millions of dollars)	2025	2025	2024	2025	2024
Drilling and Completions	$177.8	$132.1	$110.1	$309.9	$226.7
Artificial Lift and Downhole	85.3	68.6	70.0	153.9	157.8
Total Orders	$263.1	$200.7	$180.1	$463.8	$384.5

Results of operations
Three months ended June 30, 2025 compared with three months ended June 30, 2024

	Three Months Ended June 30,		Change
(in thousands of dollars, except per share information)	2025	2024	$	%
Revenue
Drilling and Completions	$117,237	$117,025	$212	0.2%
Artificial Lift and Downhole	82,547	88,169	(5,622)	(6.4)%
Eliminations	(20)	15	(35)	*
Total revenue	199,764	205,209	(5,445)	(2.7)%
Segment operating income
Drilling and Completions	7,271	2,875	4,396	152.9%
Operating margin %	6.2%	2.5%
Artificial Lift and Downhole	10,391	13,461	(3,070)	(22.8)%
Operating margin %	12.6%	15.3%
Corporate	(9,491)	(6,954)	(2,537)	(36.5)%
Total segment operating income	8,171	9,382	(1,211)	(12.9)%
Operating margin %	4.1%	4.6%
Transaction expenses	184	1,228	(1,044)	*
Gain on sale-leaseback transactions	(6,903)	—	(6,903)	*
Loss on disposal of assets and other	207	220	(13)	*
Operating income	14,683	7,934	6,749	85.1%
Interest expense	4,706	8,659	(3,953)	(45.7)%
Foreign exchange losses (gains) and other, net	(3,942)	3,006	(6,948)	*
Loss on extinguishment of debt	—	463	(463)	*
Total other expense	764	12,128	(11,364)	(93.7)%
Income (loss) before income taxes	13,919	(4,194)	18,113	431.9%
Income tax expense	6,219	2,502	3,717	148.6%
Net income (loss)	$7,700	$(6,696)	$14,396	215.0%

Weighted average shares outstanding
Basic	12,350	12,330
Diluted	12,554	12,330
Earnings (loss) per share
Basic	$0.62	$(0.54)
Diluted	$0.61	$(0.54)
* not meaningful

Revenue
Our revenue for the three months ended June 30, 2025 was $199.8 million, a decrease of $5.4 million, or 2.7%, compared to the three months ended June 30, 2024. For the three months ended June 30, 2025, our Drilling and Completions and our Artificial Lift and Downhole segments comprised 58.7% and 41.3% of our total revenue, respectively, compared to 57.0% and 43.0% of our total revenue, respectively, for the three months ended June 30, 2024. The overall decrease was primarily related to the decline in global drilling and completions activity, as well as tariff impacts mainly in our Valve Solutions product line, in the second quarter 2025 compared to the second quarter 2024. The changes in revenue by operating segment consisted of the following:
Drilling and Completions segment — Revenue was $117.2 million for the three months ended June 30, 2025, an increase of $0.2 million, or 0.2%, compared to the three months ended June 30, 2024. The increase was primarily due to higher project revenue recognized for ROVs and Launch and Recovery Systems ("LARS"), and increased coiled line pipe sales due to growing demand in the U.S. and a large offshore project. Offsetting these increases were lower sales of capital and consumable products due to the decline in global drilling and completion activity.
Artificial Lift and Downhole segment — Revenue was $82.5 million for the three months ended June 30, 2025, a decrease of $5.6 million, or 6.4%, compared to the three months ended June 30, 2024. The decline in revenue was driven by tariff-related impacts on sales volumes for valve products. Partially offsetting this decline were higher sales of downstream processing equipment and technologies.
Segment operating income (loss) and segment operating margin percentage
Segment operating income for the three months ended June 30, 2025 was $8.2 million, a $1.2 million decrease compared to $9.4 million for the three months ended June 30, 2024. For the three months ended June 30, 2025, segment operating margin percentage was 4.1% compared to 4.6% for the three months ended June 30, 2024. Segment operating margin percentage is calculated by dividing segment operating income (loss) by revenue for the period. The change in operating income (loss) for each segment is explained as follows:
Drilling and Completions segment — Segment operating income was $7.3 million, or 6.2%, for the three months ended June 30, 2025 compared to $2.9 million, or 2.5%, for the three months ended June 30, 2024. The $4.4 million increase in segment operating results was primarily due to reduction in amortization expense following intangible asset impairments recognized in the fourth quarter of 2024.
Artificial Lift and Downhole segment — Segment operating income was $10.4 million, or 12.6%, for the three months ended June 30, 2025 compared to $13.5 million, or 15.3%, for the three months ended June 30, 2024. The $3.1 million decrease was primarily driven by lower market activity and unfavorable customer and product mix.
Corporate — Selling, general and administrative expenses for Corporate were $9.5 million for the three months ended June 30, 2025 compared to $7.0 million for the three months ended June 30, 2024. This increase was primarily related to higher performance-based incentive compensation costs and one-time professional fees.
Other items not included in segment operating income (loss)
Transaction expenses, gain on sale-leaseback transactions, and gain (loss) on the disposal of assets and other are not included in segment operating income, but are included in total operating income.
Other income and expense
Other income and expense includes interest expense, foreign exchange gains (losses) and other, and loss on extinguishment of debt. We incurred $4.7 million of interest expense during the three months ended June 30, 2025, a decrease of $4.0 million compared to the three months ended June 30, 2024, due to decreased borrowings. See Note 6 Debt for further details related to debt.
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

Taxes
We recorded tax expense of $6.2 million and $2.5 million for the three months ended June 30, 2025 and 2024, respectively. The estimated annual effective tax rates for the three months ended June 30, 2025 and 2024 were impacted by losses in jurisdictions where the recording of a tax benefit is not available. Furthermore, the tax expense or benefit recorded can vary from period to period depending on the Company’s relative mix of earnings and losses by jurisdiction.

Results of operations
Six months ended June 30, 2025 compared with six months ended June 30, 2024

	Six Months Ended June 30,		Change
(in thousands of dollars, except per share information)	2025	2024	$	%
Revenue
Drilling and Completions	$232,806	$236,096	$(3,290)	(1.4)%
Artificial Lift and Downhole	160,343	171,511	(11,168)	(6.5)%
Eliminations	(106)	(6)	(100)	*
Total revenue	393,043	407,601	(14,558)	(3.6)%
Segment operating income
Drilling and Completions	16,650	7,434	9,216	124.0%
Operating margin %	7.2%	3.1%
Artificial Lift and Downhole	17,688	25,247	(7,559)	(29.9)%
Operating margin %	11.0%	14.7%
Corporate	(17,189)	(14,206)	(2,983)	(21.0)%
Total segment operating income	17,149	18,475	(1,326)	(7.2)%
Operating margin %	4.4%	4.5%
Transaction expenses	235	7,149	(6,914)	*
Gain on sale-leaseback transactions	(6,903)	—	(6,903)	*
Loss on disposal of assets and other	330	192	138	*
Operating income	23,487	11,134	12,353	110.9%
Interest expense	9,689	17,419	(7,730)	(44.4)%
Foreign exchange losses (gains) and other, net	(5,010)	4,233	(9,243)	*
Loss on extinguishment of debt	—	463	(463)	*
Total other expense	4,679	22,115	(17,436)	(78.8)%
Income (loss) before income taxes	18,808	(10,981)	29,789	271.3%
Income tax expense	9,986	6,030	3,956	65.6%
Net income (loss)	$8,822	$(17,011)	$25,833	151.9%

Weighted average shares outstanding
Basic	12,327	12,266
Diluted	12,542	12,266
Earnings (loss) per share
Basic	$0.72	$(1.39)
Diluted	$0.70	$(1.39)
* not meaningful

Revenue
Our revenue for the six months ended June 30, 2025 was $393.0 million, a decrease of $14.6 million, or 3.6%, compared to the six months ended June 30, 2024. For the six months ended June 30, 2025, our Drilling and Completions and our Artificial Lift and Downhole segments comprised 59.2% and 40.8% of our total revenue, respectively, compared to 57.9% and 42.1% of our total revenue, respectively, for the six months ended June 30, 2024. The overall decrease in revenue is primarily related to the decline in global drilling and completions activity, as well as tariff impacts mainly in our Valve Solutions product line, in 2025 compared to 2024. The changes in revenue by operating segment consisted of the following:
Drilling and Completions segment — Revenue was $232.8 million for the six months ended June 30, 2025, a decrease of $3.3 million, or 1.4%, compared to the six months ended June 30, 2024. The decrease was primarily due to lower sales of capital and consumable products due to the decline in global drilling and completion activity. Partially offsetting the decrease was higher project revenue recognized for ROVs and LARS, and increased coiled line pipe sales due to growing demand in the U.S. and a large offshore project.
Artificial Lift and Downhole segment — Revenue was $160.3 million for the six months ended June 30, 2025, a decrease of $11.2 million, or 6.5%, compared to the six months ended June 30, 2024. The decline in revenue was driven by tariff-related impacts on sales volumes for valve products and overall lower market activity. Partially offsetting this decline were higher sales of casing equipment and, downstream processing equipment and technologies.
Segment operating income (loss) and segment operating margin percentage
Segment operating income for the six months ended June 30, 2025 was $17.1 million, a $1.3 million decrease, compared to $18.5 million for the six months ended June 30, 2024. For the six months ended June 30, 2025, segment operating margin percentage was 4.4%, compared to 4.5%, for the six months ended June 30, 2024. Segment operating margin percentage is calculated by dividing segment operating income by revenue for the period. The change in operating income for each segment is explained as follows:
Drilling and Completions segment — Segment operating income was $16.7 million, or 7.2%, for the six months ended June 30, 2025 compared to $7.4 million, or 3.1%, for the six months ended June 30, 2024. The $9.2 million increase in segment operating results was primarily due to reduction in amortization expense following intangible asset impairments recognized in the fourth quarter of 2024.
Artificial Lift and Downhole segment — Segment operating income was $17.7 million, or 11.0%, for the six months ended June 30, 2025 compared to $25.2 million, or 14.7%, for the six months ended June 30, 2024. The $7.6 million decrease in segment operating results was primarily driven by lower market activity and unfavorable customer and product mix.
Corporate — Selling, general and administrative expenses for Corporate were $17.2 million for the six months ended June 30, 2025 compared to $14.2 million for the six months ended June 30, 2024. This increase was primarily related to higher performance-based incentive compensation costs and one-time professional fees.
Other items not included in segment operating income (loss)
Transaction expenses, gain on sale-leaseback transactions, and gain (loss) on the disposal of assets and other are not included in segment operating income, but are included in total operating income.
Other income and expense
Other income and expense includes interest expense, foreign exchange gains (losses) and other, and loss on extinguishment of debt. We incurred $9.7 million of interest expense during the six months ended June 30, 2025, a decrease of $7.7 million compared to the six months ended June 30, 2024, due to decreased borrowings. See Note 6 Debt for further details related to debt.
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

Taxes
We recorded tax expense of $10.0 million and $6.0 million for the six months ended June 30, 2025 and 2024, respectively. The estimated annual effective tax rates for the six months ended June 30, 2025 and 2024 were impacted by losses in jurisdictions where the recording of a tax benefit is not available. Furthermore, the tax expense or benefit recorded can vary from period to period depending on the Company’s relative mix of earnings and losses by jurisdiction.
Liquidity and capital resources
Sources and uses of liquidity
Our internal sources of liquidity are cash on hand and cash flows from operations, while our primary external sources include trade credit, the Credit Facility, and 2029 Bonds. Our primary uses of capital have been for inventory, sales on credit to our customers, maintenance and growth capital expenditures, repurchases of stock and debt repayments. We continually monitor other potential capital sources, including equity and debt financing, to meet our investment and target liquidity requirements. Our future success and growth will be highly dependent on our ability to generate positive operating cash flow and access outside sources of capital.
As of June 30, 2025, we had $62.4 million of borrowings under our revolving Credit Facility and $100.0 million principal amount of the 2029 Bonds outstanding. See Note 6 Debt for further details related to the terms for our debt arrangements.
As of June 30, 2025, we had cash and cash equivalents of $39.0 million and $93.1 million of availability under the Credit Facility. We anticipate that our future working capital requirements for our operations will fluctuate directionally with revenues. Furthermore, availability under the Credit Facility will fluctuate directionally based on the level of our eligible accounts receivable and inventory subject to applicable sublimits. In addition, we expect total 2025 capital expenditures to be approximately $10.0 million, primarily for replacement of end of life machinery and equipment.
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
In December 2024, our board of directors approved a program for the repurchase of outstanding shares of our common stock with an aggregate purchase amount of up to $75.0 million. Shares may be repurchased under the program from time to time, in amounts and at prices that the company deems appropriate, subject to market and business conditions, applicable legal requirements and other considerations. During the six months ended June 30, 2025, we repurchased 331 thousand shares of our common stock for approximately $6.3 million and the remaining authorization under this program is $68.7 million. Subsequent to June 30, 2025, we repurchased approximately 249 thousand shares of our common stock for aggregate consideration of $5.0 million.
Our cash flows for the six months ended June 30, 2025 and 2024 are presented below (in millions):

	Six Months Ended June 30,
	2025	2024
Net cash provided by operating activities	$25.1	$28.1
Net cash provided by (used in) investing activities	5.0	(154.5)
Net cash provided by (used in) financing activities	(37.3)	114.9
Effect of exchange rate changes on cash	1.5	(2.8)
Net decrease in cash, cash equivalents and restricted cash	$(5.7)	$(14.3)

Net cash provided by operating activities
Net cash provided by operating activities was $25.1 million for the six months ended June 30, 2025 compared to net cash provided by operating activities of $28.1 million for the six months ended June 30, 2024. During the six months ended June 30, 2025, net working capital provided cash of $3.4 million, compared to providing cash of $10.7 million during the six months ended June 30, 2024. This decline in operating cash flow was offset by the increase in net income adjusted for non-cash items which provided $21.7 million of cash for the six months ended June 30, 2025 compared to $17.4 million for the six months ended June 30, 2024.
Net cash provided by (used in) investing activities
Net cash provided by investing activities was $5.0 million for the six months ended June 30, 2025, primarily from $8.0 million proceeds from a sale-leaseback, offset by capital expenditures of $3.1 million. Net cash used in investing activities was $154.5 million for the six months ended June 30, 2024, mainly related to the acquisition of Variperm Holdings Ltd. (“Variperm”) of $150.1 million and $4.4 million of capital expenditures.
Net cash provided by (used in) financing activities
Net cash used in financing activities was $37.3 million for the six months ended June 30, 2025 compared to $114.9 million of cash provided by financing activities for the six months ended June 30, 2024. The change in net cash used in financing activities primarily resulted from $28.0 million in net repayments of the revolving Credit Facility and repurchases of stock of $6.3 million during the six months ended June 30, 2025. This is compared to $72.8 million in net borrowings on the revolving Credit Facility and $59.7 million proceeds from the second lien seller term loan related to the Variperm acquisition, partially offset by repurchases of our 9.00% Senior Convertible Secured Notes due 2025 (“2025 Notes”) of $13.0 million, during the six months ended June 30, 2024.
Critical accounting policies and estimates
There have been no material changes in our critical accounting policies and estimates during the six months ended June 30, 2025. For a detailed discussion of our critical accounting policies and estimates, refer to our 2024 Annual Report on Form 10-K. For recent accounting pronouncements, refer to Note 2 Recent Accounting Pronouncements.
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
Our management, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b) as of June 30, 2025. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2025.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
Information related to Item 1. Legal Proceedings is included in Note 10 Commitments and Contingencies, which is incorporated herein by reference.
Item 1A. Risk Factors
For additional information about our risk factors, see “Risk Factors” in Item 1A of our 2024 Annual Report on Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Our board of directors approved programs for the repurchase of outstanding shares of our common stock with an aggregate purchase amount of up to $10.0 million (the “November 2021 Program”) and $75.0 million (the “December 2024 Program”), in November 2021 and December 2024, respectively. The December 2024 Program replaced the authority granted under the November 2021 Program. Shares may be repurchased under the December 2024 Program from time to time, in amounts and at prices that the Company deems appropriate, subject to market and business conditions, applicable legal requirements and other considerations. The December 2024 Program may be executed using open market purchases pursuant to Rule 10b-18 under the Securities Exchange Act of 1934 (the “Exchange Act”), in privately negotiated agreements or by way of issuer tender offers, Rule 10b5-1 plans or other transactions. From the inception of the November 2021 Program through June 30, 2025, we have repurchased approximately 629 thousand shares of our common stock for aggregate consideration of approximately $13.9 million. Remaining authorization under the December 2024 Program is $68.7 million.
The following table is a summary of our repurchases of our common stock during the three months ended June 30, 2025.

Period	Total number of shares purchased (a)	Average price paid per share	Total number of shares purchased as part of publicly announced plan or programs (a)	Maximum value of shares that may yet be purchased under the plan or program (in thousands) (a)
April 1, 2025 - April 30, 2025	—	$—	—	$73,003
May 1, 2025 - May 31, 2025	—	$—	—	73,003
June 1, 2025 - June 30, 2025	225,470	$19.06	4,298,209	68,705
Total	225,470	$19.06	4,298,209
Subsequent to June 30, 2025, we repurchased approximately 249 thousand shares of our common stock for aggregate consideration of $5.0 million.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Rule 10b5-1 Trading Plan
During the quarter ended June 30, 2025, no director or Section 16 officer adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements.

Item 6. Exhibits

Exhibit
Number		DESCRIPTION

3.1	—
Third Amended and Restated Certificate of Incorporation of Forum Energy Technologies, Inc. dated March 28, 2011 (incorporated by reference to Exhibit 3.2 to Amendment No. 5 to Forum’s Registration Statement, filed on March 29, 2012).

3.2	—
Certificate of Amendment to the Third Amended and Restated Certificate of Incorporation of Forum Energy Technologies, Inc., effective November 9, 2020 (incorporated by reference to Exhibit 3.1 to Forum’s Current Report on Form 8-K, filed on November 9, 2020).

3.3	—
Certificate of Amendment to the Third Amended and Restated Certificate of Incorporation of Forum Energy Technologies, Inc. (incorporated by reference to Exhibit 3.1 to Forum’s Current Report on Form 8-K filed on May 13, 2025).

4.1*	—	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.

10.1#	—	Second Amended and Restated 2016 Stock and Incentive Plan, as amended through May 9, 2025 (incorporated by reference to Exhibit 10.1 to Forum's Current Report on Form 8-K filed on May 13, 2025).

31.1*	—	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	—	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	—	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	—	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	—	Inline XBRL Instance Document.

101.SCH*	—	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	—	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB*	—	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	—	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF*	—	Inline XBRL Taxonomy Extension Definition Linkbase Document.

104*	—	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*Filed herewith.
**Furnished herewith.
#Identifies management contracts and compensatory plans or arrangements.

SIGNATURES
As required by Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has authorized this report to be signed on its behalf by the undersigned authorized individuals.

FORUM ENERGY TECHNOLOGIES, INC.
Date:	August 8, 2025	By:	/s/ D. Lyle Williams, Jr.
D. Lyle Williams, Jr.
Executive Vice President and Chief Financial Officer
(As Duly Authorized Officer and Principal Financial Officer)

		By:	/s/ Katherine C. Keller
Katherine C. Keller
Senior Vice President and Chief Accounting Officer
(As Duly Authorized Officer and Principal Accounting Officer)