Form 10-Q
period 2025-09-30
FORUM ENERGY TECHNOLOGIES, INC.
filed 2025-10-31
CIK 1401257

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________
Form 10-Q
___________________________________

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2025

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________

Commission File Number 001-35504

FORUM ENERGY TECHNOLOGIES, INC.
(Exact name of registrant as specified in its charter)

Delaware	61-1488595
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

10344 Sam Houston Park Drive	Suite 300	Houston	Texas	77064
(Address of Principal Executive Offices)				(Zip Code)

(281)	949-2500
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock	FET	New York Stock Exchange
Common stock	FET	NYSE Texas, Inc.
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of October 24, 2025, there were 11,377,958 common shares outstanding.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
Forum Energy Technologies, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Loss
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share information)	2025	2024	2025	2024
Revenue	$196,231	$207,806	$589,274	$615,407
Cost of sales	155,994	142,070	431,320	422,839
Gross profit	40,237	65,736	157,954	192,568
Operating expenses
Selling, general and administrative expenses	50,449	56,326	151,017	164,683
Transaction expenses	254	579	489	7,728
Gain on sale-leaseback transactions	(4,279)	—	(11,182)	—
Loss (gain) on disposal of assets and other	(81)	(85)	249	107
Total operating expenses	46,343	56,820	140,573	172,518
Operating income (loss)	(6,106)	8,916	17,381	20,050
Other expense (income)
Interest expense	4,365	7,650	14,054	25,069
Foreign exchange losses (gains) and other, net	9	9,631	(5,001)	13,864
Loss on extinguishment of debt	—	1,839	—	2,302
Total other expense	4,374	19,120	9,053	41,235
Income (loss) before income taxes	(10,480)	(10,204)	8,328	(21,185)
Income tax expense	10,074	4,611	20,060	10,641
Net loss	$(20,554)	$(14,815)	$(11,732)	$(31,826)

Weighted average shares outstanding
Basic	11,682	12,330	12,110	12,287
Diluted	11,682	12,330	12,110	12,287
Loss per share
Basic	$(1.76)	$(1.20)	$(0.97)	$(2.59)
Diluted	$(1.76)	$(1.20)	$(0.97)	$(2.59)

Other comprehensive income (loss), net of tax of $0:
Net loss	$(20,554)	$(14,815)	$(11,732)	$(31,826)
Change in foreign currency translation	(4,308)	14,254	5,105	14,071
Gain (loss) on pension liability	(4)	25	107	5
Comprehensive loss	$(24,866)	$(536)	$(6,520)	$(17,750)
The accompanying notes are an integral part of these condensed consolidated financial statements.

Forum Energy Technologies, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)

(in thousands, except share information)	September 30, 2025	December 31, 2024
Assets
Current assets
Cash and cash equivalents	$31,693	$44,661
Accounts receivable—trade, net of allowances of $9,180 and $9,529	146,938	153,926
Inventories, net	248,255	265,487
Prepaid expenses and other current assets	15,985	19,179
Costs and estimated profits in excess of billings	16,388	11,632
Accrued revenue	21	752
Total current assets	459,280	495,637
Property and equipment, net of accumulated depreciation	52,283	63,421
Operating lease assets	81,268	70,389
Deferred financing costs, net	1,723	2,154
Goodwill	63,779	61,653
Intangible assets, net	97,234	109,230
Deferred income taxes, net	11,463	11,445
Other long-term assets	3,062	2,025
Total assets	$770,092	$815,954
Liabilities and equity
Current liabilities
Current portion of long-term debt	$1,437	$1,866
Accounts payable—trade	113,732	109,651
Accrued liabilities	69,477	77,239
Deferred revenue	13,694	8,584
Billings in excess of costs and profits recognized	11,285	4,516
Total current liabilities	209,625	201,856
Long-term debt, net of current portion	138,548	186,525
Deferred income taxes, net	20,837	23,678
Operating lease liabilities	85,182	73,145
Other long-term liabilities	18,590	10,850
Total liabilities	472,782	496,054
Commitments and contingencies
Equity
Common stock, $0.01 par value, 29,600,000 and 14,800,000 shares authorized, 13,191,488 and 12,999,246 shares issued	132	130
Additional paid-in capital	1,424,919	1,419,871
Treasury stock at cost, 1,674,534 and 708,900 shares	(163,177)	(142,057)
Retained deficit	(846,529)	(834,797)
Accumulated other comprehensive loss	(118,035)	(123,247)
Total equity	297,310	319,900
Total liabilities and equity	$770,092	$815,954
The accompanying notes are an integral part of these condensed consolidated financial statements.

Forum Energy Technologies, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
(in thousands)	2025	2024
Cash flows from operating activities
Net loss	$(11,732)	$(31,826)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation expense	10,547	12,660
Amortization of intangible assets	15,367	28,896
Impairment of property and equipment and other assets	4,406	—
Inventory write-down	17,407	3,313
Stock-based compensation expense	6,371	5,180
Deferred income taxes	(3,264)	(3,180)
Gain on sale-leaseback transactions	(11,182)	—
Loss on extinguishment of debt	—	2,302
Other	1,485	5,572
Changes in operating assets and liabilities
Accounts receivable—trade	9,812	7,619
Inventories	4,158	23,441
Prepaid expenses and other current assets	2,761	4,572
Cost and estimated profit in excess of billings	(4,434)	(2,766)
Accounts payable, deferred revenue and other accrued liabilities	(213)	(2,499)
Billings in excess of costs and profits recognized	6,476	391
Net cash provided by operating activities	47,965	53,675
Cash flows from investing activities
Capital expenditures for property and equipment	(4,453)	(5,735)
Proceeds from sale of property and equipment	163	236
Proceeds from sale-leaseback transactions	14,574	—
Payments related to business acquisition, net of cash acquired	—	(150,408)
Net cash provided by (used in) investing activities	10,284	(155,907)
Cash flows from financing activities
Borrowings on Credit Facility	398,746	568,293
Repayments on Credit Facility	(446,353)	(459,250)
Cash paid to repurchase 2025 Notes	—	(72,996)
Proceeds from issuance of Seller Term Loan	—	59,677
Payment of Seller Term Loan	—	(1,250)
Payment of capital lease obligations	(1,413)	(887)
Deferred financing costs	(914)	(3,070)
Repurchases of stock	(21,120)	—
Payment of withheld taxes on stock-based compensation plans	(1,321)	(1,090)
Net cash provided by (used in) financing activities	(72,375)	89,427
Effect of exchange rate changes on cash	1,158	(47)
Net decrease in cash, cash equivalents and restricted cash	(12,968)	(12,852)
Cash, cash equivalents and restricted cash at beginning of period	44,661	46,165
Cash, cash equivalents and restricted cash at end of period	$31,693	$33,313

Forum Energy Technologies, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Continued)
(Unaudited)

Nine Months Ended September 30,
(in thousands)	2025	2024

Supplemental cash flow disclosures
Cash paid for interest	$10,681	$19,791
Cash paid for income taxes	22,064	18,762

Noncash activities
Operating lease assets obtained in exchange for lease obligations	$17,132	$6,574
Finance lease assets obtained in exchange for lease obligations	1,033	2,032
Accrued purchases of property and equipment	91	1,225
Stock issuance related to business acquisition	—	44,220
Liability awards converted to shares settled	—	337

The accompanying notes are an integral part of these condensed consolidated financial statements.

Forum Energy Technologies, Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited)

Nine Months Ended September 30, 2025
(in thousands)	Common stock	Additional paid-in capital	Treasury stock	Retained deficit	Accumulated other comprehensive income / (loss)	Total equity
Balance at December 31, 2024	$130	$1,419,871	$(142,057)	$(834,797)	$(123,247)	$319,900
Stock-based compensation expense	—	1,818	—	—	—	1,818
Restricted stock issuance, net of forfeitures	2	(1,323)	—	—	—	(1,321)
Treasury stock	—	—	(1,997)	—	—	(1,997)
Currency translation adjustment	—	—	—	—	484	484
Change in pension liability	—	—	—	—	36	36
Net income	—	—	—	1,122	—	1,122
Balance at March 31, 2025	$132	$1,420,366	$(144,054)	$(833,675)	$(122,727)	$320,042
Stock-based compensation expense	—	1,772	—	—	—	1,772
Treasury stock	—	—	(4,298)	—	—	(4,298)
Currency translation adjustment	—	—	—	—	8,929	8,929
Change in pension liability	—	—	—	—	75	75
Net income	—	—	—	7,700	—	7,700
Balance at June 30, 2025	$132	$1,422,138	$(148,352)	$(825,975)	$(113,723)	$334,220
Stock-based compensation expense	—	2,781	—	—	—	2,781
Treasury stock	—	—	(14,825)	—	—	(14,825)
Currency translation adjustment	—	—	—	—	(4,308)	(4,308)
Change in pension liability	—	—	—	—	(4)	(4)
Net loss	—	—	—	(20,554)	—	(20,554)
Balance at September 30, 2025	$132	$1,424,919	$(163,177)	$(846,529)	$(118,035)	$297,310
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
In management's opinion, all adjustments, consisting of normal recurring adjustments, necessary for the fair statement of the Company’s financial position, results of operations and cash flows have been included. Operating results for the three and nine months ended September 30, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025 or any other interim period.
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
The following table reflects the changes in our contract assets and contract liabilities balances for the nine months ended September 30, 2025 (in thousands):

	September 30, 2025	December 31, 2024	Increase
			$	%
Accrued revenue	$21	$752
Costs and estimated profits in excess of billings	16,388	11,632
Contract assets	$16,409	$12,384	$4,025	33%

Deferred revenue	$13,694	$8,584
Billings in excess of costs and profits recognized	11,285	4,516
Contract liabilities	$24,979	$13,100	$11,879	91%
During the nine months ended September 30, 2025, our contract assets increased by $4.0 million and our contract liabilities increased $11.9 million primarily due to the timing of milestone billings for projects in our Subsea product line.
During the nine months ended September 30, 2025, we recognized $10.7 million of revenue that was included in the contract liabilities balance at the beginning of the period.
Substantially all of our contracts are less than one year in duration. As such, we have elected to apply the practical expedient which allows an entity to exclude disclosures about its remaining performance obligations if such obligation is part of a contract that has an original expected duration of one year or less.
4. Inventories
The Company's significant components of inventory at September 30, 2025 and December 31, 2024 were as follows (in thousands):

	September 30, 2025	December 31, 2024
Raw materials and parts	$94,361	$99,185
Work in process	30,068	27,880
Finished goods	145,894	174,114
Total inventories	270,323	301,179
Less: inventory reserve	(22,068)	(35,692)
Inventories, net	$248,255	$265,487
During the nine months ended September 30, 2025, we recognized $16.5 million of inventory write-downs related to the Company’s strategic decision to consolidate facilities and discontinue certain products.

Forum Energy Technologies, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
5. Goodwill and Intangible Assets
Goodwill
The changes in the carrying amount of goodwill from December 31, 2024 to September 30, 2025, were as follows (in thousands):

Artificial Lift and Downhole
Goodwill, December 31, 2024	$61,653
Impact on non-U.S. local currency translation	2,126
Goodwill, September 30, 2025	$63,779
Goodwill is not amortized and is tested for impairment at least annually or when events and circumstances indicate that fair value may be below its carrying value.
Intangible Assets
Intangible assets consisted of the following as of September 30, 2025 and December 31, 2024, respectively (in thousands):

	September 30, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Intangibles	Amortization Period (In Years)
Customer relationships	$219,526	$(138,534)	$80,992	2 - 15
Patents and technology	30,125	(19,788)	10,337	10 - 19
Trade names and other	29,635	(23,730)	5,905	8 - 19
Total intangible assets	$279,286	$(182,052)	$97,234

	December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Intangibles	Amortization Period (In Years)
Customer relationships	$212,990	$(121,405)	$91,585	2 - 15
Patents and technology	29,166	(17,867)	11,299	10 - 19
Trade names and other	28,913	(22,567)	6,346	8 - 19
Total intangible assets	$271,069	$(161,839)	$109,230
Intangible assets with definite lives are tested for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable.

Forum Energy Technologies, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
6. Debt
Debt as of September 30, 2025 and December 31, 2024 consisted of the following (in thousands):

	September 30, 2025	December 31, 2024
2029 Bonds	$100,000	$100,000
Credit Facility	42,785	90,392
Other debt	2,804	3,373
Long-term debt, principal amount	145,589	193,765
Debt issuance cost	(5,604)	(5,374)
Long-term debt, carrying value	139,985	188,391
Less: current portion	(1,437)	(1,866)
Long-term debt, net of current portion	$138,548	$186,525
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
The 2029 Bonds contain the following financial covenants: (i) a maximum leverage ratio of 4.0x; and (ii) a minimum liquidity test equal to $25.0 million, in each case, for the Company and its consolidated subsidiaries. The Bond Terms also contain certain equity cure rights with respect to such financial covenants. The 2029 Bonds are also subject to negative covenants as set forth in the Bond Terms. As of September 30, 2025, the Company was in compliance with all of its 2029 Bonds financial covenants.
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

Forum Energy Technologies, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Availability under the Credit Facility is subject to a borrowing base calculated by reference to eligible accounts receivable in the U.S., Canada and certain other jurisdictions (subject to a cap) and eligible inventory in the U.S. and Canada. Our borrowing capacity under the Credit Facility could be reduced or eliminated, depending on future fluctuations in our receivables and inventory. As of September 30, 2025, our total borrowing base was $160.0 million, of which $42.8 million amount was drawn and $31.5 million was used as security for outstanding letters of credit, resulting in remaining availability of $85.7 million.
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
The weighted average interest rate under the Credit Facility was approximately 7.36% and 8.37% for the nine months ended September 30, 2025 and 2024, respectively.
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
As of September 30, 2025, the Company was in compliance with all of its Credit Facility financial covenants.

Forum Energy Technologies, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Other Debt
Other debt consists of various finance leases of equipment.
Letters of Credit and Guarantees
We execute letters of credit in the normal course of business to secure the delivery of product from specific vendors and also to guarantee our fulfillment of performance obligations relating to certain large contracts. The Company had $31.5 million and $17.8 million in total outstanding letters of credit as of September 30, 2025 and December 31, 2024, respectively.
7. Income Taxes
For interim periods, our income tax expense or benefit is computed based on our estimated annual effective tax rate and any discrete items that impact the interim periods. For the three and nine months ended September 30, 2025, the Company recorded a tax expense of $10.1 million and $20.1 million, respectively. For the three and nine months ended September 30, 2024, the Company recorded tax expense of $4.6 million and $10.6 million, respectively. The estimated annual effective tax rates for all periods were impacted by losses in jurisdictions where the recording of a tax benefit is not available. Furthermore, the tax expense or benefit recorded can vary from period to period depending on the Company’s relative mix of earnings and losses by jurisdiction.
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
We have deferred tax assets related to net operating loss and other tax carryforwards in the U.S. and in certain states and foreign jurisdictions. We recognize deferred tax assets to the extent that we believe these assets are more likely than not to be realized. In making such a determination, we consider all available positive and negative evidence, including, but not limited to, our recent history of pretax losses over the prior three year period, the goodwill and intangible asset impairments for various reporting units, the future reversals of existing taxable temporary differences, the projected future taxable income or loss and tax-planning. During the three months ended September 30, 2025, we recorded a valuation allowance reserve of $5.2 million on our deferred tax assets relating to certain net operating loss carryforwards that we will more than likely not be able to realize prior to their expiration. As of September 30, 2025, we do not anticipate being able to fully utilize all of the losses prior to their expiration in the following jurisdictions: the U.S., United Kingdom ("U.K."), Singapore and China. As a result, we have certain valuation allowances against our deferred tax assets as of September 30, 2025.
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
8. Fair Value Measurements
The Company had $42.8 million and $100.0 million borrowings outstanding under the Credit Facility and 2029 Bonds as of September 30, 2025, respectively. The Credit Facility incurs interest at a variable interest rate and therefore, the carrying amount approximates fair value. The fair value of the debt is classified as a Level 2 measurement because interest rates charged are similar to other financial instruments with similar terms and maturities.
The fair value of our 2029 Bonds is estimated using Level 2 inputs in the fair value hierarchy and is based on quoted prices for those or similar instruments. At September 30, 2025, the fair value and the carrying value of our 2029 Bonds approximated $102.0 million and $94.4 million, respectively. At December 31, 2024, the fair value and the carrying value of our 2029 Bonds approximated $99.5 million and $94.6 million, respectively.
There were no other significant outstanding financial instruments as of September 30, 2025 and December 31, 2024 that required measuring the amounts at fair value on a recurring basis. We did not change our valuation techniques associated with recurring fair value measurements from prior periods, and there were no transfers between levels of the fair value hierarchy during the nine months ended September 30, 2025.

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
Summary financial data by segment follows (in thousands):

	Three Months Ended September 30, 2025			Nine Months Ended September 30, 2025
	Drilling and Completions	Artificial Lift and Downhole	Total	Drilling and Completions	Artificial Lift and Downhole	Total
Revenue from external customers	$117,250	$78,981	$196,231	$349,950	$239,324	$589,274
Intersegment revenue	219	—	219	325	—	325
Segment revenue	117,469	78,981	196,450	350,275	239,324	589,599
Elimination of intersegment revenue			(219)			(325)
Total consolidated revenue			196,231			589,274

Less:
Cost of sales	107,980	48,233	156,213	280,545	151,100	431,645
Selling, general and administrative expenses	23,040	18,970	42,010	66,631	58,758	125,389
Segment operating income (loss)	$(13,551)	$11,778	$(1,773)	$3,099	$29,466	$32,565

	Three Months Ended September 30, 2024			Nine Months Ended September 30, 2024
	Drilling and Completions	Artificial Lift and Downhole	Total	Drilling and Completions	Artificial Lift and Downhole	Total
Revenue from external customers	$123,580	$84,226	$207,806	$359,670	$255,737	$615,407
Intersegment revenue	7	—	7	13	—	13
Segment revenue	123,587	84,226	207,813	359,683	255,737	615,420
Elimination of intersegment revenue			(7)			(13)
Total consolidated revenue			207,806			615,407

Less:
Cost of sales	90,396	51,681	142,077	266,189	156,663	422,852
Selling, general and administrative expenses	26,161	21,761	47,922	79,030	63,043	142,073
Segment operating income	$7,030	$10,784	$17,814	$14,464	$36,031	$50,495

Forum Energy Technologies, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
A reconciliation of segment operating income to income (loss) before income taxes is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Segment operating income	$(1,773)	$17,814	$32,565	$50,495
Less:
Other corporate expenses	8,439	8,404	25,628	22,610
Transaction expenses	254	579	489	7,728
Gain on sale-leaseback transactions	(4,279)	—	(11,182)	—
Loss (gain) on disposal of assets and other	(81)	(85)	249	107
Interest expense	4,365	7,650	14,054	25,069
Foreign exchange losses (gains) and other, net	9	9,631	(5,001)	13,864
Loss on extinguishment of debt	—	1,839	—	2,302
Loss before income taxes	$(10,480)	$(10,204)	$8,328	$(21,185)
A summary of consolidated assets by reportable segment is as follows (in thousands):

	September 30, 2025	December 31, 2024
Drilling and Completions	$402,445	$418,583
Artificial Lift and Downhole	357,912	371,178
Corporate	9,735	26,193
Total assets	$770,092	$815,954
Corporate assets primarily include cash, certain prepaid assets and deferred loan costs.

Forum Energy Technologies, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
The following table presents our revenues disaggregated by product line (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Drilling	$32,234	$35,741	$97,193	$107,714
Subsea	23,582	20,903	68,111	59,537
Stimulation and Intervention	34,271	38,037	104,555	113,823
Coiled Tubing	27,382	28,906	80,416	78,609
Downhole	48,073	50,562	147,025	155,883
Production Equipment	18,647	17,968	58,368	54,508
Valve Solutions	12,261	15,696	33,931	45,346
Eliminations	(219)	(7)	(325)	(13)
Total revenue	$196,231	$207,806	$589,274	$615,407
The following table presents our revenues disaggregated by geography (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
United States	$96,511	$108,363	$307,690	$322,232
Canada	34,583	35,719	97,041	107,694
Middle East	26,275	24,678	67,851	67,411
Europe & Africa	20,925	15,826	59,318	58,481
Asia-Pacific	10,074	10,472	30,582	30,790
Latin America	7,863	12,748	26,792	28,799
Total revenue	$196,231	$207,806	$589,274	$615,407
10. Commitments and Contingencies
In the ordinary course of business, the Company is, and in the future could be, involved in various pending or threatened legal actions, some of which may or may not be covered by insurance. Management has reviewed such pending judicial and legal proceedings, the reasonably anticipated costs and expenses in connection with such proceedings, and the availability and limits of insurance coverage, and has established reserves that are believed to be appropriate in light of those outcomes that are believed to be probable and can be estimated. The reserves accrued at September 30, 2025 and December 31, 2024, respectively, are immaterial. In the opinion of management, the Company’s ultimate liability, if any, with respect to these actions is not expected to have a material adverse effect on the Company’s financial position, results of operations or cash flows.
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
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
11. Earnings (Loss) Per Share
The calculation of basic and diluted earnings (loss) per share for each period presented was as follows (dollars and shares in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Net loss	$(20,554)	$(14,815)	$(11,732)	$(31,826)

Weighted average shares outstanding - basic	11,682	12,330	12,110	12,287
Dilutive effect of stock options and restricted stock	—	—	—	—
Weighted average shares outstanding - diluted	11,682	12,330	12,110	12,287

Loss per share
Basic	$(1.76)	$(1.20)	$(0.97)	$(2.59)
Diluted	$(1.76)	$(1.20)	$(0.97)	$(2.59)
For the three and nine months ended September 30, 2025, we excluded approximately 8 thousand and 15 thousand shares, respectively, and for the three and nine months ended September 30, 2024, we excluded approximately 153 thousand and 94 thousand shares, respectively, of potentially dilutive stock options and restricted stock in calculating diluted earnings per share as the effect was anti-dilutive due to net losses incurred for these periods. Diluted earnings per share was calculated using treasury stock method for the stock options and restricted stock.
12. Stock-based Compensation
Restricted Stock and Time-Based Restricted Stock Units
During the nine months ended September 30, 2025, the Company granted 190,392 time-based restricted stock units to employees that vest ratably over three years. Also, during the nine months ended September 30, 2025, the Company granted 41,938 time-based restricted stock and 8,557 time-based restricted stock units to non-employee members of the Board of Directors that vest after one year.
Performance Share Awards
During the nine months ended September 30, 2025, the Company granted 95,197 performance restricted stock units (assuming target performance) to employees that vest based upon the Company's total shareholder return compared to the total shareholder return of a group of peer companies over three different performance periods. The performance periods run from January 1, 2025 through December 31, 2025, January 1, 2025 through December 31, 2026 and January 1, 2025 through December 31, 2027, and one-third of each award is allocated to each performance period. The performance restricted stock units may settle for between 0% and 200% of the target units granted.
During the nine months ended September 30, 2025, the Company granted 95,197 performance restricted stock units (assuming target performance) to employees that vest based upon the Company's free cash flow over three different performance periods. The performance periods run from January 1, 2025 through December 31, 2025, January 1, 2025 through December 31, 2026 and January 1, 2025 through December 31, 2027, and one-third of each award is allocated to each performance period. The performance restricted stock units may settle for between 0% and 200% of the target units granted.

Forum Energy Technologies, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
During the nine months ended September 30, 2025, the Company granted 114,000 performance restricted stock units (assuming target performance) to employees that vest based upon the Company's minimum stock price threshold of $21.91 per share, for 20 consecutive trading days during the period commencing on grant date of March 5, 2025 and ending on the third anniversary thereof.
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
In August 2025, the Company sold and leased back land and buildings with a net book value of approximately $2.3 million and received net proceeds of $6.5 million. The initial annual rent for the assets is $0.6 million with an initial term of 18 years, subject to annual increases. The transactions met the requirements of sale-leaseback accounting. The related assets were removed from property and equipment and the appropriate operating lease assets and liabilities of approximately $7.2 million were recorded in the consolidated balance sheets.

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
Overview
We are a global manufacturing company serving the oil, natural gas, defense and renewable energy industries. With headquarters in Houston, Texas, FET provides value added solutions aimed at improving the safety, efficiency, and environmental impact of our customers’ operations. Our highly engineered products include capital equipment and consumable products. FET’s customers include oil and natural gas operators, oilfield service companies, pipeline and refinery operators, defense contractors and renewable energy companies. Consumable products are used by our customers in drilling, well construction and completion activities and at processing centers and refineries. Our capital products are directed at drilling rig equipment for constructing new or upgrading existing rigs, subsea construction and development projects, pressure pumping equipment, the placement of production equipment on new producing wells, downstream capital projects and capital equipment for renewable energy projects. For the nine months ended September 30, 2025, approximately 80% of our revenue was derived from consumable products and activity-based equipment, while the balance was primarily derived from capital products with a small amount from rental and other services.
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
Average oil prices were lower in the third quarter 2025 compared to the third quarter 2024, while average natural gas prices were higher. The decline in average oil prices is attributable to a faster than expected return of the Organization of Petroleum Exporting Countries and its allies ("OPEC+") production combined with global recessionary fears triggered by the continued uncertainty related to the imposition of broad based trade policy changes by the Trump Administration. The increase in average natural gas prices is attributable to strong demand, tightening supply and geopolitical uncertainty.
Our revenues, over the long-term, are highly correlated to the global drilling rig count, which decreased 7.7% during the third quarter 2025 compared to average global rig count during third quarter 2024. The decrease in rig count is driven by the lower average oil prices, increased production efficiencies and continued capital spending discipline by publicly owned exploration and production companies. We expect the global rig count during the remainder of 2025 to remain below the full year 2024 average rig count. Given the current macroeconomic uncertainty, trade policy fluctuations, oil price volatility, and changing regulations we are monitoring market conditions and assessing potential impacts on our business.
The table below shows average crude oil and natural gas prices for Average West Texas Intermediate (“WTI”), Brent, and Henry Hub:

	Three Months Ended
	September 30,	June 30,	September 30,
	2025	2025	2024
Average global oil, $/bbl
WTI	$65.78	$64.57	$76.43
Brent	$69.03	$68.07	$80.01
Average North American Natural Gas, $/Mcf
Henry Hub	$3.03	$3.19	$2.11

The table below shows the average number of active drilling rigs operating by geographic area and drilling for different purposes, based on the weekly rig count information published by Baker Hughes Company. In the third quarter of 2025, Baker Hughes implemented a revised methodology for counting rigs, primarily affecting data pertaining to Saudi Arabia. Consequently, international rig counts reported for prior periods have been adjusted and may now vary from figures presented in previous disclosures.

	Three Months Ended
	September 30,	June 30,	September 30,
	2025	2025	2024
Active Rigs by Location
United States	540	571	586
Canada	177	128	210
International	1,080	1,078	1,151
Global Active Rigs	1,797	1,777	1,947

Land vs. Offshore Rigs
Land	1,540	1,527	1,652
Offshore	257	250	295
Global Active Rigs	1,797	1,777	1,947

U.S. Commodity Target
Oil	417	459	483
Gas	118	108	98
Unclassified	5	4	5
Total U.S. Active Rigs	540	571	586

U.S. Well Path
Horizontal	475	515	521
Vertical	13	13	16
Directional	52	43	49
Total U.S. Active Rigs	540	571	586
The table below shows the amount of total inbound orders by segment:

	Three Months Ended			Nine Months Ended
	September 30,	June 30,	September 30,	September 30,	September 30,
(in thousands of dollars)	2025	2025	2024	2025	2024
Drilling and Completions	$151,473	$177,792	$129,562	$461,398	$356,214
Artificial Lift and Downhole	88,517	85,338	76,277	242,410	234,094
Total Orders	$239,990	$263,130	$205,839	$703,808	$590,308

Results of operations
Three months ended September 30, 2025 compared with three months ended September 30, 2024

	Three Months Ended September 30,		Change
(in thousands of dollars, except per share information)	2025	2024	$	%
Revenue
Drilling and Completions	$117,469	$123,587	$(6,118)	(5.0)%
Artificial Lift and Downhole	78,981	84,226	(5,245)	(6.2)%
Eliminations	(219)	(7)	(212)	*
Total revenue	196,231	207,806	(11,575)	(5.6)%
Segment operating income (loss)
Drilling and Completions	(13,551)	7,030	(20,581)	(292.8)%
Operating margin %	(11.5)%	5.7%
Artificial Lift and Downhole	11,778	10,784	994	9.2%
Operating margin %	14.9%	12.8%
Corporate	(8,439)	(8,404)	(35)	(0.4)%
Total segment operating income (loss)	(10,212)	9,410	(19,622)	(208.5)%
Operating margin %	(5.2)%	4.5%
Transaction expenses	254	579	(325)	*
Gain on sale-leaseback transactions	(4,279)	—	(4,279)	*
Gain on disposal of assets and other	(81)	(85)	4	*
Operating income (loss)	(6,106)	8,916	(15,022)	(168.5)%
Interest expense	4,365	7,650	(3,285)	(42.9)%
Foreign exchange losses and other, net	9	9,631	(9,622)	*
Loss on extinguishment of debt	—	1,839	(1,839)	*
Total other expense	4,374	19,120	(14,746)	(77.1)%
Loss before income taxes	(10,480)	(10,204)	(276)	(2.7)%
Income tax expense	10,074	4,611	5,463	118.5%
Net loss	$(20,554)	$(14,815)	$(5,739)	(38.7)%

Weighted average shares outstanding
Basic	11,682	12,330
Diluted	11,682	12,330
Loss per share
Basic	$(1.76)	$(1.20)
Diluted	$(1.76)	$(1.20)
* not meaningful

Revenue
Our revenue for the three months ended September 30, 2025 was $196.2 million, a decrease of $11.6 million, or 5.6%, compared to the three months ended September 30, 2024. For the three months ended September 30, 2025, our Drilling and Completions and our Artificial Lift and Downhole segments comprised 59.8% and 40.2% of our total revenue, respectively, compared to 59.5% and 40.5% of our total revenue, respectively, for the three months ended September 30, 2024. The overall decrease was primarily related to the decline in global drilling and completions activity, as well as tariff impacts in our Valve Solutions product line. The changes in revenue by operating segment consisted of the following:
Drilling and Completions segment — Revenue was $117.5 million for the three months ended September 30, 2025, a decrease of $6.1 million, or 5.0%, compared to the three months ended September 30, 2024. The decrease from the decline in global drilling and completion activity was partially offset by higher revenue recognized from ROVs and Launch and Recovery Systems ("LARS") projects.
Artificial Lift and Downhole segment — Revenue was $79.0 million for the three months ended September 30, 2025, a decrease of $5.2 million, or 6.2%, compared to the three months ended September 30, 2024. The decline in revenue was driven by tariff-related impacts on sales volumes for valve products and lower market activity. Partially offsetting this decline were higher sales of downstream processing equipment and technologies.
Segment operating income (loss) and segment operating margin percentage
Segment operating loss for the three months ended September 30, 2025 was $10.2 million, a $19.6 million decrease compared to income of $9.4 million for the three months ended September 30, 2024. For the three months ended September 30, 2025, segment operating margin percentage was (5.2)% compared to 4.5% for the three months ended September 30, 2024. Segment operating margin percentage is calculated by dividing segment operating income (loss) by revenue for the period. The change in operating income (loss) for each segment is explained as follows:
Drilling and Completions segment — Segment operating loss was $13.6 million, or (11.5)%, for the three months ended September 30, 2025 compared to income of $7.0 million, or 5.7%, for the three months ended September 30, 2024. The $20.6 million decrease in segment operating results was primarily due to inventory write-downs, asset impairments and other costs of $21.1 million related to the Company’s strategic decision to consolidate facilities and discontinue certain products. This decrease was partially offset by a reduction in amortization expense following intangible asset impairments recognized in the fourth quarter of 2024 and benefits from cost-saving initiatives.
Artificial Lift and Downhole segment — Segment operating income was $11.8 million, or 14.9%, for the three months ended September 30, 2025 compared to $10.8 million, or 12.8%, for the three months ended September 30, 2024. The $1.0 million increase was primarily driven by favorable product mix and benefits from cost-saving initiatives.
Corporate — Selling, general and administrative expenses for Corporate of $8.4 million for the three months ended September 30, 2025 were comparable to $8.4 million for the three months ended September 30, 2024.
Other items not included in segment operating income (loss)
Transaction expenses, gain on sale-leaseback transactions, and gain (loss) on the disposal of assets and other are not included in segment operating income, but are included in total operating income (loss).
Other income and expense
Other income and expense includes interest expense, foreign exchange gains (losses) and other, and loss on extinguishment of debt. We incurred $4.4 million of interest expense during the three months ended September 30, 2025, a decrease of $3.3 million compared to the three months ended September 30, 2024, due to decreased borrowings. See Note 6 Debt for further details related to debt.
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

Taxes
We recorded tax expense of $10.1 million and $4.6 million for the three months ended September 30, 2025 and 2024, respectively. The income tax expense during the three months ended September 30, 2025 was partially driven by an increase to valuation allowances on certain deferred tax assets. The estimated annual effective tax rates for the three months ended September 30, 2025 and 2024 were impacted by losses in jurisdictions where the recording of a tax benefit is not available. Furthermore, the tax expense or benefit recorded can vary from period to period depending on the Company’s relative mix of earnings and losses by jurisdiction.

Results of operations
Nine months ended September 30, 2025 compared with nine months ended September 30, 2024

	Nine Months Ended September 30,		Change
(in thousands of dollars, except per share information)	2025	2024	$	%
Revenue
Drilling and Completions	$350,275	$359,683	$(9,408)	(2.6)%
Artificial Lift and Downhole	239,324	255,737	(16,413)	(6.4)%
Eliminations	(325)	(13)	(312)	*
Total revenue	589,274	615,407	(26,133)	(4.2)%
Segment operating income
Drilling and Completions	3,099	14,464	(11,365)	(78.6)%
Operating margin %	0.9%	4.0%
Artificial Lift and Downhole	29,466	36,031	(6,565)	(18.2)%
Operating margin %	12.3%	14.1%
Corporate	(25,628)	(22,610)	(3,018)	(13.3)%
Total segment operating income	6,937	27,885	(20,948)	(75.1)%
Operating margin %	1.2%	4.5%
Transaction expenses	489	7,728	(7,239)	*
Gain on sale-leaseback transactions	(11,182)	—	(11,182)	*
Loss on disposal of assets and other	249	107	142	*
Operating income	17,381	20,050	(2,669)	(13.3)%
Interest expense	14,054	25,069	(11,015)	(43.9)%
Foreign exchange losses (gains) and other, net	(5,001)	13,864	(18,865)	*
Loss on extinguishment of debt	—	2,302	(2,302)	*
Total other expense	9,053	41,235	(32,182)	(78.0)%
Income (loss) before income taxes	8,328	(21,185)	29,513	139.3%
Income tax expense	20,060	10,641	9,419	88.5%
Net loss	$(11,732)	$(31,826)	$20,094	63.1%

Weighted average shares outstanding
Basic	12,110	12,287
Diluted	12,110	12,287
Loss per share
Basic	$(0.97)	$(2.59)
Diluted	$(0.97)	$(2.59)
* not meaningful

Revenue
Our revenue for the nine months ended September 30, 2025 was $589.3 million, a decrease of $26.1 million, or 4.2%, compared to the nine months ended September 30, 2024. For the nine months ended September 30, 2025, our Drilling and Completions and our Artificial Lift and Downhole segments comprised 59.4% and 40.6% of our total revenue, respectively, compared to 58.4% and 41.6% of our total revenue, respectively, for the nine months ended September 30, 2024. The overall decrease in revenue is primarily related to the decline in global drilling and completions activity, as well as tariff impacts mainly in our Valve Solutions product line, in 2025 compared to 2024. The changes in revenue by operating segment consisted of the following:
Drilling and Completions segment — Revenue was $350.3 million for the nine months ended September 30, 2025, a decrease of $9.4 million, or 2.6%, compared to the nine months ended September 30, 2024. The decrease from the decline in global drilling and completion activity was partially offset by higher revenue recognized from ROVs and LARS projects and increased coiled line pipe sales due to growing demand in the U.S. and a large offshore project.
Artificial Lift and Downhole segment — Revenue was $239.3 million for the nine months ended September 30, 2025, a decrease of $16.4 million, or 6.4%, compared to the nine months ended September 30, 2024. The decline in revenue was driven by tariff-related impacts on sales volumes for valve products and overall lower market activity. Partially offsetting this decline were higher sales of casing equipment and downstream processing equipment and technologies.
Segment operating income (loss) and segment operating margin percentage
Segment operating income for the nine months ended September 30, 2025 was $6.9 million, a $20.9 million decrease, compared to $27.9 million for the nine months ended September 30, 2024. For the nine months ended September 30, 2025, segment operating margin percentage was 1.2%, compared to 4.5%, for the nine months ended September 30, 2024. Segment operating margin percentage is calculated by dividing segment operating income by revenue for the period. The change in operating income for each segment is explained as follows:
Drilling and Completions segment — Segment operating income was $3.1 million, or 0.9%, for the nine months ended September 30, 2025 compared to $14.5 million, or 4.0%, for the nine months ended September 30, 2024. The $11.4 million decrease in segment operating results was primarily due to inventory write-downs, asset impairments and other costs of $21.1 million related to the Company’s strategic decision to consolidate facilities and discontinue certain products. This decrease was partially offset by a reduction in amortization expense following intangible asset impairments recognized in the fourth quarter of 2024.
Artificial Lift and Downhole segment — Segment operating income was $29.5 million, or 12.3%, for the nine months ended September 30, 2025 compared to $36.0 million, or 14.1%, for the nine months ended September 30, 2024. The $6.6 million decrease in segment operating results was primarily driven by lower market activity and unfavorable customer and product mix.
Corporate — Selling, general and administrative expenses for Corporate were $25.6 million for the nine months ended September 30, 2025 compared to $22.6 million for the nine months ended September 30, 2024. This increase was primarily related to higher performance-based incentive compensation costs and one-time professional fees.
Other items not included in segment operating income (loss)
Transaction expenses, gain on sale-leaseback transactions, and gain (loss) on the disposal of assets and other are not included in segment operating income, but are included in total operating income (loss).
Other income and expense
Other income and expense includes interest expense, foreign exchange gains (losses) and other, and loss on extinguishment of debt. We incurred $14.1 million of interest expense during the nine months ended September 30, 2025, a decrease of $11.0 million compared to the nine months ended September 30, 2024, due to decreased borrowings. See Note 6 Debt for further details related to debt.
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

Taxes
We recorded tax expense of $20.1 million and $10.6 million for the nine months ended September 30, 2025 and 2024, respectively. The income tax expense during the nine months ended September 30, 2025 was partially driven by an increase to valuation allowances on certain deferred tax assets.The estimated annual effective tax rates for the nine months ended September 30, 2025 and 2024 were impacted by losses in jurisdictions where the recording of a tax benefit is not available. Furthermore, the tax expense or benefit recorded can vary from period to period depending on the Company’s relative mix of earnings and losses by jurisdiction.
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
As of September 30, 2025, we had $42.8 million of borrowings under our revolving Credit Facility and $100.0 million principal amount of the 2029 Bonds outstanding. See Note 6 Debt for further details related to the terms for our debt arrangements.
As of September 30, 2025, we had cash and cash equivalents of $31.7 million and $85.7 million of availability under the Credit Facility. We anticipate that our future working capital requirements for our operations will fluctuate directionally with revenues. Furthermore, availability under the Credit Facility will fluctuate directionally based on the level of our eligible accounts receivable and inventory subject to applicable sublimits. In addition, we expect total 2025 capital expenditures to below $10.0 million, primarily for replacement of end of life machinery and equipment.
We expect our available cash on-hand, cash generated by operations, and estimated availability under the Credit Facility to be adequate to fund current operations for at least next 12 months and for the foreseeable future. In addition, based on existing market conditions and our expected liquidity needs, among other factors, we may use a portion of our cash flows from operations, proceeds from divestitures, securities offerings or other eligible capital to reduce outstanding debt or repurchase shares of our common stock under our repurchase program.
In December 2024, our board of directors approved a program for the repurchase of outstanding shares of our common stock with an aggregate purchase amount of up to $75.0 million. Shares may be repurchased under the program from time to time, in amounts and at prices that the company deems appropriate, subject to market and business conditions, applicable legal requirements and other considerations. During the nine months ended September 30, 2025, we repurchased 966 thousand shares of our common stock for approximately $21.3 million and the remaining authorization under this program is $53.7 million. Subsequent to September 30, 2025, we repurchased approximately 162 thousand shares of our common stock for aggregate consideration of $4.5 million.
Our cash flows for the nine months ended September 30, 2025 and 2024 are presented below (in thousands):

	Nine Months Ended September 30,
	2025	2024
Net cash provided by operating activities	$47,965	$53,675
Net cash provided by (used in) investing activities	10,284	(155,907)
Net cash provided by (used in) financing activities	(72,375)	89,427
Effect of exchange rate changes on cash	1,158	(47)
Net decrease in cash, cash equivalents and restricted cash	$(12,968)	$(12,852)

Net cash provided by operating activities
Net cash provided by operating activities was $48.0 million for the nine months ended September 30, 2025 compared to net cash provided by operating activities of $53.7 million for the nine months ended September 30, 2024. During the nine months ended September 30, 2025, net working capital provided cash of $18.6 million, compared to providing cash of $30.8 million during the nine months ended September 30, 2024. This decline in operating cash flow was offset by the increase in net income adjusted for non-cash items which provided $29.4 million of cash for the nine months ended September 30, 2025 compared to $22.9 million for the nine months ended September 30, 2024.
Net cash provided by (used in) investing activities
Net cash provided by investing activities was $10.3 million for the nine months ended September 30, 2025, primarily from $14.6 million proceeds from sale-leaseback transactions, offset by capital expenditures of $4.5 million. Net cash used in investing activities was $155.9 million for the nine months ended September 30, 2024, mainly related to the acquisition of Variperm Holdings Ltd. (“Variperm”) of $150.4 million and $5.7 million of capital expenditures.
Net cash provided by (used in) financing activities
Net cash used in financing activities was $72.4 million for the nine months ended September 30, 2025 compared to $89.4 million of cash provided by financing activities for the nine months ended September 30, 2024. The change in net cash used in financing activities primarily resulted from $47.6 million in net repayments of the revolving Credit Facility and repurchases of stock of $21.1 million during the nine months ended September 30, 2025. This is compared to $109.0 million in net borrowings on the revolving Credit Facility and $59.7 million proceeds from the second lien seller term loan related to the Variperm acquisition, partially offset by repurchases of our 9.00% Senior Convertible Secured Notes due 2025 (“2025 Notes”) of $73.0 million, during the nine months ended September 30, 2024.
Critical accounting policies and estimates
There have been no material changes in our critical accounting policies and estimates during the nine months ended September 30, 2025. For a detailed discussion of our critical accounting policies and estimates, refer to our 2024 Annual Report on Form 10-K. For recent accounting pronouncements, refer to Note 2 Recent Accounting Pronouncements.
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
Our management, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b) as of September 30, 2025. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2025.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
Information related to Item 1. Legal Proceedings is included in Note 10 Commitments and Contingencies, which is incorporated herein by reference.
Item 1A. Risk Factors
For additional information about our risk factors, see “Risk Factors” in Item 1A of our 2024 Annual Report on Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Our board of directors approved programs for the repurchase of outstanding shares of our common stock with an aggregate purchase amount of up to $10.0 million (the “November 2021 Program”) and $75.0 million (the “December 2024 Program”), in November 2021 and December 2024, respectively. The December 2024 Program replaced the authority granted under the November 2021 Program. Shares may be repurchased under the December 2024 Program from time to time, in amounts and at prices that the Company deems appropriate, subject to market and business conditions, applicable legal requirements and other considerations. The December 2024 Program may be executed using open market purchases pursuant to Rule 10b-18 under the Securities Exchange Act of 1934 (the “Exchange Act”), in privately negotiated agreements or by way of issuer tender offers, Rule 10b5-1 plans or other transactions. From the inception of the November 2021 Program through September 30, 2025, we have repurchased approximately 1,264 thousand shares of our common stock for aggregate consideration of approximately $28.8 million. Remaining authorization under the December 2024 Program is $53.7 million.
The following table is a summary of our repurchases of our common stock during the three months ended September 30, 2025.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plan or programs	Maximum value of shares that may yet be purchased under the plan or program (in thousands)
July 1, 2025 - July 31, 2025	248,589	$20.08	4,992,631	$63,712
August 1, 2025 - August 31, 2025	152,291	$24.32	3,703,159	$60,009
September 1, 2025 - September 30, 2025	234,031	$26.81	6,274,742	$53,734
Total	634,911	$23.58	14,970,532
Subsequent to September 30, 2025, we repurchased approximately 162 thousand shares of our common stock for aggregate consideration of $4.5 million.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Rule 10b5-1 Trading Plan
During the quarter ended September 30, 2025, no director or Section 16 officer adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements.

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

FORUM ENERGY TECHNOLOGIES, INC.
Date:	October 31, 2025	By:	/s/ D. Lyle Williams, Jr.
D. Lyle Williams, Jr.
Executive Vice President and Chief Financial Officer
(As Duly Authorized Officer and Principal Financial Officer)

		By:	/s/ Katherine C. Keller
Katherine C. Keller
Senior Vice President and Chief Accounting Officer
(As Duly Authorized Officer and Principal Accounting Officer)