Form 10-K
period 2025-12-31
FORUM ENERGY TECHNOLOGIES, INC.
filed 2026-02-27
CIK 1401257

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________
Form 10-K
___________________________________

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2025
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
NYSE Texas, Inc.
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of Common Stock held by non-affiliates on June 30, 2025, determined using the per share closing price on the New York Stock Exchange Composite tape of $19.47 on June 30, 2025, was approximately $225.5 million. For this purpose, our executive officers and directors are considered affiliates.
As of February 20, 2026, there were 11,256,150 common shares outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of our Proxy Statement for the 2026 Annual Meeting of Stockholders are incorporated by reference into Part III of this report.

Forum Energy Technologies, Inc.

PART I
Item 1. Business
Forum Energy Technologies, Inc., a Delaware corporation (the “Company,” “FET,” “we,” “our” or “us”), is a global manufacturing company serving the oil, natural gas, defense and renewable energy industries. Our common shares are listed on the New York Stock Exchange (“NYSE”) and NYSE Texas under the symbol “FET.” Our principal executive offices are located at 10344 Sam Houston Park Drive, Houston, Texas 77064, our telephone number is (713) 351-7900, and our website is www.f-e-t.com. Our Annual Reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and all amendments thereto, are available free of charge in the “Investors” section of our website as soon as reasonably practicable after such reports are electronically filed with or furnished to the Securities and Exchange Commission (“SEC”). These reports are also available on the SEC’s website at www.sec.gov. Information contained on or accessible from our website is not incorporated by reference into this Annual Report on Form 10-K and should not be considered part of this report or any other filing that we make with the SEC.
Overview
FET optimizes customer operations by improving safety, increasing efficiency, and reducing environmental impact. Our highly engineered products include capital equipment and consumable products. FET’s customers include oil and natural gas operators, oilfield service companies, pipeline and refinery operators, defense contractors and renewable energy companies. Consumable products are used by our customers in drilling, well construction and completion activities and at processing centers and refineries. Our capital products are directed at drilling rig equipment for constructing new or upgrading existing rigs, subsea construction and development projects, pressure pumping equipment, the placement of production equipment on new producing wells, downstream capital projects and capital equipment for renewable energy projects. In 2025, approximately 80% of our revenue was derived from consumable products and activity-based equipment, while the balance was primarily derived from capital products with a small amount from rental and other services.
We expect that the world’s long-term energy demand will continue to rise for the foreseeable future. Hydrocarbons are expected to play a vital role in meeting the world’s long-term energy needs even as renewable energy sources grow in importance. As such, we are focused on developing products to help oil and gas operators lower expenses, increase production, and reduce their emissions while also deploying our technologies in renewable energy applications.
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
There are several factors that drive demand for our Drilling and Completions segment. Our Drilling product line is influenced by global drilling activity, the level of capital investment in drilling rigs and equipment replacement as drilling contractors modify or replace existing rigs to improve capability, efficiency or safety, and the number of rigs in use, and the severity of operating conditions. Our Subsea product line is affected by global offshore activity, government defense system initiatives, subsea equipment and pipeline installation, repair and maintenance expenditures, and growth in offshore windfarm development. Demand for our Stimulation & Intervention and Coiled Tubing product lines is impacted by the level of shale or tight sand basin hydraulic fracturing activity and the level of workover and intervention activity.

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
Drilling capital equipment. We design and manufacture a range of powered and manual tubular handling tools used on onshore and offshore drilling rigs. Our Forum B+V Oil Tools and Wrangler™ branded tools reduce direct human involvement in the handling of pipe during drilling operations, improving safety, speed and efficiency of operations. Our tubular handling tools include elevators, clamps, rotary slips, rotary tongs, powered slips, spiders and kelly spinners. Our make-up and break-out tools, such as our FR-120 iron roughneck, automate a dangerous rig floor task and improve rig drilling speed and safety. Our hydraulic catwalks mechanize the lifting and lowering of tubulars to and from the drill floor, eliminating or reducing the need for traditional drill pipe and casing “pick-up and lay-down” operations with associated personnel. We also design and manufacture a range of rig-based offline activity cranes and multi-purpose cranes.
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
Subsea. We design and manufacture capital equipment and specialty components used in the subsea sector and provide a broad suite of complementary technical services. We have a core focus on the design and manufacture of ROV systems, other specialty subsea vehicles, and submarine rescue vehicles, as well as critical components of these vehicles. Many of our related technical services complement our vehicle offerings.
Subsea vehicles. We are a leading designer and manufacturer of a wide range of ROVs that we supply to the offshore subsea construction, observation and related service markets. The market for ROVs can be segmented into three broad classes of vehicles based on size and category of operations: (1) large work-class vehicles and trenchers for construction and installation activities, (2) drilling-class vehicles deployed from and for use around an offshore rig, (3) observation-class vehicles for inspection and light manipulation and (4) diver support, seabed survey, port security, under hull search and a variety of other tasks. We are a leading provider of work-class and observation class vehicles.
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
Our Subsea product line also designs and manufactures subsea rescue vehicles capable of a range of tasks, including submarine rescue operations.
Our subsea vehicle customers are primarily large offshore service companies that serve the oil and natural gas, telecommunications, offshore wind power, and other industries operating in marine environments. In addition, we sell products to a range of governmental organizations including naval, maritime science and geoscience research organizations.

Subsea products and technical services. We are also a leading designer and manufacturer of subsea products and components utilized in conjunction with ROVs for the oil and natural gas, renewables, telecommunications and defense markets. We manufacture Dynacon® branded ROV launch and recovery systems, linear cable engines, Sub-Atlantic® branded ROV thrusters, and a wide range of hydraulic power units and valve packs. These ROV components are manufactured and designed for incorporation into our own vehicles as well as for sale to other ROV manufacturers. We also provide a broad suite of subsea tooling and technical services.
The product line is also a provider of software and control system solutions for ROVs through our VisualSoft and ICE Unity offerings. VisualSoft is a market leading provider of Digital Video and Data Acquisition and processing systems for survey and inspection of underwater assets. ICE unity provides a software solution for ROVs that includes remote operations and comprehensive data access capability.
Stimulation and Intervention. We provide a broad range of high-pressure pumps and flow equipment used by pressure pumping companies during stimulation (principally plug and perforation activity), intervention and flowback processes. We sell power end assemblies, industrial heat exchanger and cooling systems, manifolds and manifold trailers, high-pressure flexible hoses and flow iron. Frequent refurbishment and recertification of flow equipment is critical to ensuring the reliable and safe operation of a pressure pumping company’s fleet. We perform these services and position inventory in strategic locations in North America.
This product line manufactures electro-mechanical wireline cables as well as innovative EnviroLite branded (greaseless) cables. Additionally, it manufactures pressure control products that are used for well intervention operations and sold globally to oilfield service companies and equipment rental companies. Products we supply include blowout preventers for coiled tubing and wireline units, and our Hydraulic Latch Assembly and FASTConnect units, which are used to facilitate efficient zipper fracturing operations. We also conduct aftermarket refurbishment and recertification services for pressure control equipment.
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
Backlog
As we provide a mix of consumable products, capital goods, and repair parts and services, the majority of orders and commitments included in our backlog as of December 31, 2025 are scheduled to be delivered within six months. Our backlog was approximately $311.6 million and $213.5 million at December 31, 2025 and 2024, respectively. Substantially all of the projects currently in our backlog are subject to change and our customers may seek to terminate these orders. However, customers are generally required to pay us for work performed as well as other costs and fees as a result of such changes or termination. It is difficult to predict how much of our current backlog may be delayed or terminated, or subject to changes, as well as our ability to collect termination or change fees.

Our consumable and repair products are predominantly off-the-shelf items requiring short lead-times, generally less than six months, and our related refurbishment or other services are also not contracted with significant lead time. The composition of our backlog is reflective of our mix of capital equipment, consumable products, aftermarket and other related items. Our bookings, which consist of written orders or commitments for our products or related services, during the years ended December 31, 2025 and 2024 were approximately $891.0 million and $780.3 million, respectively.
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
Competition
The markets in which we operate are highly competitive. We have no single competitor across all of our product lines. We compete with a number of companies of varying sizes, including large national and multinational companies, as well as smaller competitors on a regional or local basis. Some of our multinational competitors include manufacturing companies such as NOV Inc. and Tenaris S.A., and the manufacturing arms of SLB, TechnipFMC plc, Baker Hughes and Weatherford International PLC.
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
Raw materials
We acquire component parts, products and raw materials from suppliers, including foundries, forge shops, and original equipment manufacturers. The prices we pay for our raw materials may be affected by, among other things, energy, steel and other commodity prices, inflationary pressures, tariffs and duties on imported materials, and foreign currency exchange rates. Certain of our component parts, products or raw materials are only available from a limited number of suppliers. Please see “Risk Factors—Risks Related to Our Business and Operations—We rely on relationships with key suppliers to operate and maintain our business.”
Timely receipt of raw materials is critical to our business and we may not be able to continue purchasing raw materials on a timely basis or at acceptable prices in the future. We generally try to purchase raw materials from multiple suppliers so that we are not dependent on any one supplier, but this is not always possible.
Working Capital
An important consideration for many of our customers in selecting a vendor is timely availability of the product. Customers may pay a premium for earlier or immediate availability because of the cost of delays in critical operations. We stock our consumable products in regional warehouses or on consignment around the world so that these products are available for our customers when needed. This availability is especially critical for certain consumable products, causing us to carry substantial inventories for these products. For critical capital items in which demand is expected to be strong, we may build certain items before we have a firm order. Our having such goods available on short notice can be of great value to our customers. We also stock raw materials and components to build products in response to market demand.

We offer our customers standard payment terms of 30 days. For sales into certain countries or for select customers, we might require payment upfront or credit support through a letter of credit. For longer term projects, we typically require progress payments as important milestones are reached. On average, we collect our receivables in approximately 70 days from shipment resulting in a substantial investment in accounts receivable. Standard terms with our vendors are 60 days. For critical items sourced from significant vendors, we have settled accounts more quickly, sometimes in exchange for early payment discounts.
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
Environmental regulations from federal, state, and local regulators are imposing increasingly stringent restrictions and limitations on activities that may impact the environment. Any changes in environmental laws and regulations or in enforcement policies that result in more stringent and costly waste handling, storage, transport, disposal, or remediation requirements could have a material adverse effect on our operations and financial position. Moreover, accidental releases or spills of regulated substances may occur in the course of our operations, and lead us to incur significant costs and liabilities, including any third-party claims for damage to property, natural resources or persons.
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
The Comprehensive Environmental Response, Compensation, and Liability Act (“CERCLA”), also known as the Superfund law, imposes joint and several liability, without regard to fault or legality of conduct, on classes of persons who are considered to be responsible parties for the release of a hazardous substance into the environment. These persons include the owner or operator of the site where the release occurred, and anyone who disposed or arranged for the disposal of a hazardous substance released at the site. We currently own, lease, or operate numerous properties that have been used for manufacturing and other operations for many years. We also contract with waste removal services and landfills. These properties and the substances disposed or released on them may be subject to CERCLA, RCRA and analogous state laws. Under such laws, we could be required to remove previously disposed substances and wastes, remediate contaminated property, perform remedial operations to prevent future contamination, or to contribute financially to efforts to do the same. In addition, it is not uncommon for neighboring landowners and other third-parties to file claims for personal injury and property damage allegedly caused by hazardous substances released into the environment.

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
Employees
As of December 31, 2025, we had approximately 1,700 employees. Of our total employees, approximately 1,000 were in the U.S., 200 were in the United Kingdom, 100 were in Germany, 300 were in Canada and 100 were in other locations. We are not a party to any collective bargaining agreements, other than in our Hamburg, Germany facility. We consider our relations with our employees to be satisfactory.

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
Risks Related to our Business and Operations:
•The success of our business largely depends on activity levels in the oil and natural gas industry, which can be affected by the volatility of oil and natural gas prices.
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
•The industry in which we operate is undergoing continuing consolidation and may seek to invest in energy alternatives, which may impact our results of operations.
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
•Our return of capital to shareholders is within the discretion of our board of directors.
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

Risks Related to our Business and Operations:
The success of our business largely depends on activity levels in the oil and natural gas industry, which can be affected by the volatility of oil and natural gas prices.
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
•domestic and worldwide economic and political conditions, including inflationary pressures, further increases in interest rates and the cost of capital, a general economic slowdown or recession, political tensions and war (including future developments in Venezuela and in the ongoing Russia-Ukraine and Middle East conflicts);
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
We may not accurately predict what or how many products our customers will need in the future. Orders are placed with our suppliers based on forecasts of customer demand and, in some instances, we may establish buffer inventories to accommodate anticipated demand. At certain times, we build capital equipment before receiving customer orders. Our forecasts of customer demand are based on multiple assumptions, which can introduce errors into the estimates. In addition, many of our suppliers, such as those for certain of our standardized valves, require a longer lead time to provide products than our customers demand for delivery of our finished products. If we underestimate customer demand or if insufficient manufacturing capacity is available, we would miss revenue opportunities and potentially lose market share and damage our customer relationships. Conversely, if we overestimate customer demand, we would allocate resources to the purchase of material or manufactured products that we are not be able to sell when we expect to, if at all. As a result, we would hold excess or obsolete inventory, which would reduce gross margin and adversely affect financial results upon writing down the value of inventory. In addition, any future significant cancellations or deferrals of product orders or the return of previously sold products could materially and adversely affect profit margins, increase product obsolescence and restrict our ability to fund our operations.

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
The industry in which we operate is undergoing continuing consolidation and may seek to invest in energy alternatives, which may impact our results of operations.
Some of our customers have consolidated and are seeking to achieve economies of scale and pricing concessions. In addition, they may make future investments in non-traditional oil and gas markets. As a result, we may be unable to supply our traditional oil and gas products to these customers if we do not develop new technology that meets their changing needs. In addition, the consolidation of customers and focus on non-traditional energy investments could result in reduced spending by such companies or decreased demand for our existing products and services. Therefore, to counteract these pressures, any reduced spending or decreased demand for traditional energy products will need to be offset at the same or greater pace by sales to other customers or increased sales of renewable energy technologies that we develop. If we are not successful in offsetting such sales, there could be a significant negative impact on our results of operations or financial condition. We are unable to predict what effect consolidations and the energy transition in the industry may have on prices, spending by customers, selling strategies, competitive position, customer retention or our ability to negotiate favorable agreements with customers.
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
Should we be unable to obtain the necessary raw materials or finished products timely or in the quantities required, resulting delays in the provision of products or services to customers could have a material adverse effect on our business. For example, our Downhole product line was unable to source a sufficient amount of casing during the first half of 2025 to satisfy customer orders on a timely basis. In addition, because many of our products are manufactured out of steel, we are particularly susceptible to fluctuations in steel prices, tariffs and other duties. Our results of operations may be adversely affected by our inability to manage the rising costs and availability of raw materials and components used in our products. The availability and cost of raw materials and finished products may be impacted by macroeconomic demand, various national, regional, local, economic and political factors, supply chain disruptions and inflationary pressures.
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
A deterioration in global economic conditions, including an economic slowdown or recession in the United States or in any other country that significantly affects the supply of or demand for oil or natural gas, inflation, geopolitical issues such as the continuing conflicts in Venezuela, Ukraine and the Middle East, the availability and cost of credit and supply chain disruptions, could adversely affect our financial condition and results of operations. Global economic conditions have a significant impact on oil and natural gas prices, and any stagnation or deterioration in these conditions could result in less demand for our products and services and could cause our customers to reduce their planned capital spending. Adverse global economic conditions also may cause our customers, vendors and/or suppliers to lose access to the financing necessary to sustain or increase their current level of operations, fulfill their commitments and/or fund future operations and obligations. Additionally, if inflation increases, we may be unable to raise pricing for our products and services at or above the rate of inflation, which could reduce our profit margins. In the past, global economic conditions, and expectations for future global economic conditions, have sometimes experienced significant deterioration in a relatively short period of time and there can be no assurance that global economic conditions or expectations for future global economic conditions will recover in the near term or not quickly deteriorate again due to one or more factors.
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
The efficient operation of our business is dependent on our information technology (“IT”) systems (“systems”). Accordingly, we rely upon the capacity, reliability and security of our IT hardware and software infrastructure, much of which are outsourced to third parties, including in “cloud”-based platforms. Furthermore, we continuously expand and update our IT infrastructure to ensure it is secured from outside threats. Despite our implementation of security measures, which we believe are reasonable to mitigate the risks of a cybersecurity threat, our systems, and those of the third parties we engage, are vulnerable to computer viruses, malware, incursions by intruders or hackers, cyber terrorists, failures in hardware or software, power fluctuations, natural disasters, and other similar disruptions. Geopolitical tensions or conflicts may further heighten the risk of cyber threats, and the use of artificial intelligence may make intrusion attempts look more legitimate.
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
Our success depends on our ability to develop and implement new product designs and improvements that meet our customers’ needs in a manner equal to or more effective than those offered by our competitors. If we are not able to continue to provide new and innovative services and technologies in a manner that allows us to meet evolving industry requirements, including the focus on renewable energy opportunities, at prices acceptable to our customers, our financial results would be negatively affected. In addition, some of our competitors are large national and multinational companies that are able to devote greater financial, technical, manufacturing and marketing resources to research and develop more or better systems, services and technologies than we are able to do. Moreover, as a result of the currently depressed levels of customer activity, we may be unable to allocate sufficient amounts of capital to research and new product development activities, which may limit our ability to compete in the market and generate revenue.
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
Our return of capital to shareholders, including through the repurchases of outstanding shares of our common stock, is within the discretion of our board of directors, and there is no guarantee that we will return capital to shareholders, including through repurchases of our outstanding shares of common stock, in the future or at levels anticipated by our shareholders.
Although we currently plan to return capital to shareholders, the amount and timing of returns of capital to shareholders may vary from time to time. The amount and timing of all returns of capital, including future purchases pursuant to our Repurchase Program (as defined below), if any, are subject to the discretion of our board of directors and will depend upon business conditions, results of operations, financial condition, terms of our debt agreements and other factors. Our board of directors may, without advance notice, limit, suspend or terminate our Repurchase Program. There can be no assurance that we will make repurchases of our shares of common stock in the future. The repurchases could diminish our cash reserves, which may impact our ability to meet our working capital needs, satisfy our debt obligations, make capital expenditures, grow and pursue strategic opportunities and acquisitions. In addition, any elimination of, or downward revision in, the repurchases could have an adverse effect on the market price of our common stock.

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
Some of our operations involve risks of, among other things, property damage, which could curtail our operations. Disruptions in operations or damage to a manufacturing plant could reduce our ability to produce products and satisfy customer demand. In particular, we have offices and manufacturing facilities in Houston, Texas, and in various places throughout the U.S. Gulf Coast region. These offices and facilities are particularly susceptible to severe tropical storms and hurricanes, which may disrupt our operations. Damage to one or more of our manufacturing facilities by severe weather or any other disaster, accident, catastrophe or event, could significantly interrupt our operations. Similar interruptions could result from damage to production or other facilities that provide supplies or other raw materials to our plants or other stoppages arising from factors beyond our control. These interruptions might involve significant damage to property, among other things, and repairs might take a significant amount of time. For example, in the past we have been impacted by idled facilities and operations due to hurricane damage. As a result, our financial results were negatively impacted by foregone revenue and under-absorption of manufacturing costs, and, indirectly, due to supplier and logistical delays.
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
The EPA has asserted federal authority over hydraulic fracturing using fluids that contain “diesel fuel” under the federal Safe Drinking Water Act (“SDWA”) Underground Injection Control Program and has issued permitting guidance for hydraulic fracturing operations involving the use of diesel fuel in fracturing fluids in those states where the EPA is the permitting authority. Additionally, in March 2015, the Department of the Interior’s Bureau of Land Management (“BLM”) issued final rules, including new requirements relating to public disclosure, wellbore integrity and handling of flowback water, to regulate hydraulic fracturing on federal and Indian lands. These rules were rescinded by rule in December 2017. The Trump Administration is expected to continue to strongly diverge from the prior Biden Administration’s positions including by promulgating new or amended regulations that are supportive of oil and natural gas development, including hydraulic fracturing activities.
In past sessions, Congress has considered, but not passed, the adoption of legislation to provide for federal regulation of hydraulic fracturing under the SDWA and to require disclosure of the chemicals used in the hydraulic fracturing process. Some states have adopted, and other states are considering adopting, legal requirements that could impose more stringent permitting, public disclosure or well construction requirements on hydraulic fracturing activities or impose bans or moratoria on these activities altogether. Local governments also may seek to adopt ordinances within their jurisdictions regulating the time, place and manner of drilling activities in general or hydraulic fracturing activities in particular, in some cases banning hydraulic fracturing entirely. For example, the Colorado state legislature passed a package of hydraulic fracturing regulations in April 2019. Under the new law, the state oil and natural gas agency must review well locations for environmental protection criteria. In addition, the legislation broadened the authority for local governments to further regulate or restrict hydraulic fracturing. In April 2021, the California Governor’s Office directed state regulators to end the issuance of new permits for hydraulic fracturing, rules effective October 2024. In February 2018, the Oklahoma Corporation Commission released a protocol that requires operators to suspend hydraulic fracturing well completion operations in response to certain levels of seismic activity. In the absence of stringent federal restrictions, states and localities may increase attempts to pass such restrictions.
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

Our financial results could be adversely impacted by changes in regulation of oil and natural gas exploration and development activity in response to significant environmental incidents or climate change actions, among other drivers.
Environmental incidents, climate change actions, and changes in legal or regulatory priorities could result in drilling moratoria, and could result in increased federal, state, and international regulation of our and our customers’ operations that could negatively impact our earnings, prospects and the availability and cost of insurance coverage. Any additional regulation of the exploration and production industry as a whole could result in fewer companies being financially qualified to operate offshore or onshore in the U.S. or in non-U.S. jurisdictions, resulting in higher operating costs for our customers and reduced demand for our products and services.
For example, in January 2021, former President Biden signed an executive order that, among other things, instructed the Secretary of the Interior to pause new oil and natural gas leases on public lands or in offshore waters pending completion of a comprehensive review and reconsideration of federal oil and natural gas permitting and leasing practices. Following that executive order, the acting Secretary of the Interior issued an order imposing a 60 day pause on the issuance of new leases, permits and right-of-way grants for oil and gas drilling on federal lands, unless approved by senior officials at the Department of the Interior. In March 2021, prior to the expiration of the Secretary of the Interior’s order, President Biden announced that career staff at the Department of the Interior would resume processing oil and gas drilling permits. In August 2022, a federal judge for the U.S. District Court of the Western District of Louisiana issued a permanent injunction against the pause of oil and natural gas leasing on public lands or in offshore waters of the thirteen plaintiff states that brought the lawsuit, which followed a June 2021 nationwide preliminary injunction by the district court that was subsequently vacated by the U.S. Court of Appeals for the Fifth Circuit. The Trump Administration has alternatively pursued new or amended laws, regulations, executive actions, and other initiatives intended to alter restrictions on oil and natural gas development and other activities. With changing federal initiatives and approaches to oil and gas exploration regulations, and states may act to further regulate such activities, particularly in the absence of federal regulations or in light of regulatory uncertainty. If restrictions or prohibitions become effective in the future, they could have an adverse impact on our business, financial condition, results of operations and cash flows.
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
Environmental regulations from federal, state, and local regulators are imposing increasingly stringent restrictions and limitations on activities that may impact the environment. The implementation of new laws and regulations could result in materially increased costs, stricter standards and enforcement, larger fines and liability and increased capital expenditures and operating costs, particularly for our customers.
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

government entered into tariff agreements with Mexico and Canada to remove Section 232 tariffs, and, in 2021 and 2022, the U.S. government entered into tariff agreements with the European Union, Japan, and the United Kingdom to ease Section 232 tariffs on the close allies and trade partners, but Section 232 tariffs still remain in effect with respect to the other nations. In addition, the U.S. government issued a final determination pursuant to an anti-dumping duty order on certain hot-rolled steel products from Japan, in which it found imports of the subject merchandise were sold in the United States at prices below normal value during the October 2019 to September 2020 time period. As a result, the U.S. government assessed a dumping margin of 24.07% for imports from Japan of the subject steel products. Further, the U.S. government conducted a sunset review on its existing anti-dumping duty on certain hot-rolled steel products from Australia, Brazil, Japan, the Republic of Korea, the Netherlands, the Republic of Turkey, and the United Kingdom that was issued in 2016, and determined to continue the anti-dumping duty order on all subject steel products except for those from Brazil. More recently, the Trump Administration has periodically imposed significantly increased tariffs on foreign imports into the U.S., particularly from China, which may have impacted and may again impact our cost of raw materials. Our efforts to mitigate the impact of tariffs on raw materials through the diversification of our supply chain, exemption requests and other measures may not be sufficiently successful. Furthermore, a prolonged imposition of tariffs on our goods could have a significant adverse effect on our results of operations.
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
One of our subsidiaries has been and continues to be named as a defendant in asbestos-related product liability actions. The actual amounts expended on asbestos-related claims in any year may be impacted by the number of claims filed, the nature of the allegations asserted in the claims, the jurisdictions in which claims are filed, and the number of settlements. As of December 31, 2025, our subsidiary has a net liability of $0.3 million for the estimated indemnity cost associated with the resolution of its current open claims and future claims anticipated to be filed during the next five years.
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
Environmental advocacy groups and regulatory agencies in the U.S. and other countries have focused considerable attention on the emissions of carbon dioxide, methane and other GHGs and their potential role in climate change. In response to scientific studies suggesting that emissions of GHGs, including carbon dioxide and methane, are contributing to the warming of the Earth’s atmosphere and other climatic conditions, the U.S. Congress has periodically considered adopting comprehensive legislation to reduce emissions of GHGs, and approximately half of the states have already taken legal measures to reduce emissions of GHGs, primarily through measures to promote the use of renewable energy and/or regional GHG cap-and-trade programs. The EPA has attempted to regulate GHG emissions under the federal Clean Air Act (the “CAA”), though in recent years many such regulatory restrictions have been rolled back or are being reconsidered, leading to uncertainties in the federal regulatory landscape:
•In December 2009, the EPA determined that emissions of carbon dioxide, methane and certain other GHGs endanger public health and the environment because emissions of such gases are, according to the EPA, contributing to warming of the Earth’s atmosphere and other climatic changes. The so-called “endangerment finding” has formed the basis for subsequent EPA regulation and rule promulgation. The Trump Administration has issued a proposal to rescind this endangerment finding and related rulemakings. For example, in October 2015, the EPA finalized the Clean Power Plan (“CPP”), which tried to impose additional obligations on the power generation sector to reduce GHG emissions. In August 2019, the EPA finalized the repeal of the 2015 regulations and replaced them with the Affordable Clean Energy rule (“ACE”), which designates heat rate improvement, or efficiency improvement, as the best system of emissions reduction for carbon dioxide from existing coal-fired electric utility generating units. In 2021, the U.S. Court of Appeals for the District of Columbia struck down the ACE rule but did not reinstate the former CPP regulation. In June 2022, the CPP was struck down by the U.S. Supreme Court, which held that Congress did not grant EPA the authority to devise emissions caps based on the generation-shifting approach the EPA took in the CPP. In May 2023, the EPA proposed to vacate the ACE rule and establish control methods to reduce the GHG emissions of power generation sector through control methods that include carbon capture and storage, low-GHG hydrogen co-firing and natural gas co-firing. In April 2024, the EPA published rules to regulate greenhouse gas emissions from fossil fuel-fired power plants (Clean Power Plan 2.0), which faced immediate criticism and challenges. On March 12, 2025, EPA Administrator Zeldin announced the EPA will reconsider the prior Biden Administration’s Clean Power Plan 2.0 regulations, and the EPA published a proposed rule to repeal these regulations on June 17, 2025. The proposal would seek to repeal all GHG emissions standards for the power sector under Section 111 of the CAA.

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
Further, President Trump and the Republican-majority Congress have exhibited significant support of the oil and natural gas sector and have endorsed policies that would be beneficial for the Company.
Efforts have also been made and continue to be made in the international community toward the adoption of international treaties or protocols that would address global climate change issues. In November 2021, the U.S. and other countries entered into the Glasgow Climate Pact, which includes a range of measures designed to address climate change, including but not limited to the phase-out of fossil fuel subsidies, reducing methane emissions 30% by 2030, and cooperating toward the advancement of the development of clean energy. Following the prior Biden Administration reentering the U.S. into the Paris Agreement in February 2021, President Trump withdrew the U.S. from the Paris Agreement in January 2026.
Many of the regulatory actions taken under the prior Biden Administration related to the environment and oil and gas industry have been or are being revised or reversed by the Trump Administration. For example, in early 2025, President Trump rescinded a number of President Biden’s executive orders on the environment and other matters, including to withdraw the U.S. from the Paris Agreement. The EPA has also delayed the effectiveness of certain methane-related regulations and, in July 2025, proposed to rescind the endangerment finding. If adopted following the extended public comment period, the proposal would result in the repeal of a number of EPA regulations.
While it is not possible at this time to predict how any such actions may impact our business, such actions could reduce activity from federal, state, and local legislative bodies and administrative agencies and the number of GHG laws, regulations, and other binding commitments that impact us and our customers.
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
Members of the investment community have focused on sustainability practices, including practices related to GHGs and climate change, in the oil and natural gas industry. As a result, we and our customers have come under increasing pressure to improve our sustainability performance and to increase our public reporting and disclosure on our sustainability practices. Some of our customers have begun to screen their service providers, including us, for compliance with sustainability metrics and we may incur additional costs to comply with sustainability reporting expectations and contracting policies for our customers and suppliers.

Additionally, members of the investment community have begun to screen companies such as ours for sustainability performance before investing in our stock. If we are unable to establish adequate sustainability practices, we may lose customers, our stock price may be negatively impacted, our reputation may be negatively affected, and it may be more difficult for us to compete effectively. Our efforts to improve our sustainability practices in response to these pressures may increase our costs, and we may be forced to implement technologies that are not economically viable in order to improve our sustainability performance and to perform services for certain customers. Finally, some scientists have concluded that increasing concentrations of GHGs in the Earth’s atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of storms, droughts, and floods and other climatic events. At the same time, our stakeholders hold varied views on these issues, and our sustainability efforts and initiatives may not satisfy all of our stakeholders.
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
We rely on agents in non-U.S. countries that have been identified as posing a heightened risk of corrupt activities and whose local laws and customs differ significantly from those in the U.S. In many countries, particularly in those with developing economies, it is common to engage in business practices that are prohibited by the regulations applicable to us. The FCPA and similar anti-corruption laws in other jurisdictions, including the UK Bribery Act 2010, (“anti-corruption laws”) prohibit corporations and individuals from engaging in certain activities to obtain or retain business or to influence a person working in an official capacity. We may be held responsible for violations by our employees, contractors and agents for violations of anti-corruption laws. We may also be held responsible for violations by an acquired company that occur prior to an acquisition, or subsequent to an acquisition but before we are able to institute our compliance procedures. In addition, our non-U.S. competitors that are not subject to the FCPA or similar anti-corruption laws may be able to secure business or other preferential treatment in such countries by means that such laws prohibit with respect to us. The UK Bribery Act 2010 is broader in scope than the FCPA, applies to public and private sector corruption, and contains no facilitating payments exception. A violation of any of these laws, even if prohibited by our policies, could have a material adverse effect on our business. Actual or alleged violations could damage our reputation, be expensive to defend, impair our ability to do business, and cause us to incur civil and criminal fines, penalties and sanctions.
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

Risks Related to Our Common Stock, Indebtedness and Financial Condition:
Our common stock price has fluctuated over the last year, and may be subject to wide fluctuations in response to various factors.
The market price of common stock of companies engaged in the oil and natural gas equipment manufacturing and services industry has been subject to fluctuations. Likewise, the market price of our common stock has varied significantly in the past year and may continue to fluctuate widely in response to various factors, many of which are beyond our control. These factors include, among others: actual or anticipated fluctuations in our operating results; changes in financial estimates by securities analysts; changes in the economic performance or market valuations of other companies in our industry; additions or departures of key personnel; and future sales of our common stock or other securities These and other factors may cause the market price of our common stock to decline. In 2025, the market price of our common stock reached a high of $38.45 per share on December 24, 2025, and a low of $12.78 per share on April 9, 2025.
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
Any borrowings under our Credit Facility would be at variable rates of interest and expose us to interest rate risk. If interest rates were to increase, our debt service obligations on such variable rate indebtedness would increase even though the amount borrowed remained the same, and our net income and cash flows, including cash available for servicing our indebtedness, would correspondingly decrease. Assuming borrowings under our amended Credit Facility outstanding as of December 31, 2025, each quarter point change in interest rates would result in an approximately $0.1 million change in annual interest expense on our indebtedness under our Credit Facility. In the future, we may enter into interest rate swaps that involve the exchange of floating for fixed rate interest payments in order to reduce interest rate volatility. However, we may not maintain interest rate swaps with respect to all of our variable rate indebtedness, and any swaps we enter into may not fully mitigate our interest rate risk.
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
There was no impairment of goodwill during the year ended December 31, 2025 or 2024.

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
There was no impairment of intangible assets during the year ended December 31, 2025. For the year ended December 31, 2024, we recognized intangible asset impairment charges totaling $119.1 million, which were included in “Impairment of intangible assets” in the consolidated statements of comprehensive loss.
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

Internal Cybersecurity Team
Our internal cybersecurity team is responsible for the development, implementation, monitoring, and maintenance of the cybersecurity and data protection practices across the Company. Reporting to our IT Director are experienced professionals who assist with managing cybersecurity objectives and implementing related policies and tools. Also, the internal cybersecurity team conducts periodic security awareness training for employees. In addition to our internal cybersecurity capabilities, we also regularly engage consultants to assist with assessing, identifying, and managing cybersecurity risks, optimizing infrastructure and ensuring organizational readiness.
Risk Management and Strategy
Assessing, identifying and managing cybersecurity risks are integral to our enterprise risk management activities. Our cybersecurity program leverages people, processes, and technology to timely identify and respond to threats. The Company has access control systems to limit physical and virtual access into our system to authorized and unauthorized users. In addition, we utilize services and software from third-party providers to monitor the Company’s network and obtain expeditious alerts of anomalous activity. The Company takes a risk-based approach to manage cybersecurity risks and reviews third-party reports to oversee and identify cybersecurity threats.
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
We also rely on information technology and third-party vendors to support our operations, including our secure processing of personal, confidential, sensitive, proprietary and other types of information. Despite ongoing efforts to continuously improve our and our vendors’ ability to protect against cyber incidents, we may not be able to protect all information systems. Cybersecurity incidents may lead to reputational harm, revenue and client loss, legal actions, and statutory penalties, among other consequences. Additional information on cybersecurity risks we face are discussed in Item 1A “Risk Factors,” which should be read in conjunction with the foregoing information.

Item 2. Properties
The following table describes the significant facilities owned or leased by us as of December 31, 2025, for our Drilling and Completions (“D&C”) and Artificial Lift and Downhole (“A&D”) segments:

Country	Location	Number of facilities	Description	Leased or Owned	Segments
Canada	Red Deer	2	Service/Distribution	Leased	D&C
	Calgary	1	Manufacturing	Leased	D&C
	Calgary	1	Manufacturing/Service/Distribution	Leased	A&D
	Edmonton	2	Service/Distribution	Leased	D&C
	Edmonton	2	Manufacturing/Service/Distribution	Leased	A&D
Germany	Hamburg	1	Manufacturing	Leased	D&C
Saudi Arabia	Dammam	1	Manufacturing/Distribution	Owned	Shared
UAE	Jebel Ali	1	Service/Distribution	Leased	Shared
United Kingdom	Aberdeen	1	Service/Distribution	Leased	D&C
	Kirkbymoorside	1	Manufacturing	Owned	D&C
United States	Broussard, LA	1	Manufacturing/Service/Distribution	Leased	D&C
	Bryan, TX	1	Manufacturing	Leased	D&C
	Clearfield, PA	1	Manufacturing/Service/Distribution	Leased	A&D
	Dayton, TX	1	Manufacturing	Leased	D&C
	Guthrie, OK	1	Manufacturing	Leased	A&D
	Houston, TX	2	Corporate/Manufacturing	Leased	Shared
	Humble, TX	1	Manufacturing	Leased	D&C
	Midland, TX	1	Service/Distribution	Leased	D&C
	Odessa, TX	1	Service/Distribution	Leased	D&C
	Odessa, TX	1	Service/Distribution	Leased	A&D
	Pearland, TX	1	Manufacturing/Distribution	Leased	A&D
	Smock, PA	1	Service	Leased	D&C
	Stafford, TX	2	Manufacturing/Distribution	Leased	A&D
	Tyler, TX	1	Distribution	Leased	D&C
	Williston, ND	1	Service/Distribution	Leased	Shared
We believe our facilities are suitable for their present and intended purposes and are adequate for our current and anticipated level of operations.
We incorporate by reference the information set forth in Item 1 and Item 7 of this Annual Report on Form 10-K and the information set forth in Note 5 Property and Equipment, Note 8 Leases and Note 11 Commitments and Contingencies.

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
Item 4. Mine Safety Disclosures
Not applicable.
Information About Our Executive Officers
The following table indicates the names, ages and positions of the executive officers of FET as of February 20, 2026:

Name	Age	Position
Neal A. Lux	50	President, Chief Executive Officer and Director
D. Lyle Williams	56	Executive Vice President and Chief Financial Officer
John C. Ivascu	48	Executive Vice President, General Counsel, Chief Compliance Officer and Corporate Secretary
Michael D. Danford	63	Senior Vice President and Chief Human Resources Officer
Katherine C. Keller	42	Senior Vice President and Chief Accounting Officer
Mark Brookes	50	Senior Vice President – Operations
Steven Pounds	53	Senior Vice President – Operations
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
John C. Ivascu. Mr. Ivascu has served as Executive Vice President, General Counsel, Chief Compliance Officer and Corporate Secretary since June 2020. After serving in various legal roles of increasing responsibility since June 2011, he was appointed as our General Counsel and Corporate Secretary in February 2019. Mr. Ivascu also serves as Managing Director of our German subsidiary, Forum Blohm + Voss Oil Tools GmBh. From 2006 to June 2011, Mr. Ivascu practiced corporate law at Vinson & Elkins L.L.P., representing public and private companies and investment banking firms in capital markets offerings, mergers and acquisitions, and corporate governance and bankruptcy matters. From 2004 to 2006, Mr. Ivascu served as an attorney for the U.S. Securities & Exchange Commission, Division of Enforcement. He holds a B.B.A. from the Stephen M. Ross School of Business at the University of Michigan, and a J.D. from Brooklyn Law School.
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

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock trades on the NYSE and NYSE Texas under the trading symbol “FET.” As of February 20, 2026, there were approximately 300 common stockholders of record. In calculating the number of shareholders, we consider clearing agencies and security position listings as one shareholder for each agency or listing.
No dividends were declared or issued during 2025 or 2024, and we do not currently have any immediate plans to pay cash dividends in the future. Our future dividend policy is within the discretion of our board of directors and would depend upon various factors, including our results of operations, financial condition, capital requirements, investment opportunities, and restrictions under our loan agreements.
Purchase of Equity Securities
Our Board of Directors approved programs for the repurchase of outstanding shares of our common stock with an aggregate purchase amount of up to $10.0 million (the “November 2021 Program”) and $75.0 million (the “December 2024 Program”), in November 2021 and December 2024, respectively. The December 2024 Program replaced the authority granted under the November 2021 Program. Shares may be repurchased under the December 2024 Program from time to time, in amounts and at prices that the Company deems appropriate, subject to market and business conditions, applicable legal requirements and other considerations. The program may be executed using open market purchases pursuant to Rule 10b-18 under the Securities Exchange Act of 1934 (the “Exchange Act”), in privately negotiated agreements or by way of issuer tender offers, Rule 10b5-1 plans or other transactions. From the inception of the programs in November 2021 through December 31, 2025, we repurchased approximately 1.7 million shares of our common stock for aggregate consideration of $41.9 million. We repurchased approximately 1.4 million shares of our common stock for aggregate consideration of $34.3 million during 2025.
The following table is a summary of our repurchases of our common stock during the three months ended December 31, 2025. As of December 31, 2025, the remaining authorization under the Repurchase Program is $40.7 million.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plan or programs	Maximum value of shares that may yet be purchased under the plan or program (in thousands)
October 1, 2025 - October 31, 2025	162,341	$27.69	162,341	$49,239
November 1, 2025 - November 30, 2025	96,306	$29.28	96,306	$46,419
December 1, 2025 - December 31, 2025	162,788	$35.19	162,788	$40,691
Total	421,435	$30.95	421,435
Subsequent to December 31, 2025 through February 20, 2026, we repurchased approximately 0.1 million shares of our common stock for aggregate consideration of $3.1 million.

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
Overview
FET optimizes customer operations by improving safety, increasing efficiency, and reducing environmental impact. Our highly engineered products include capital equipment and consumable products. FET’s customers include oil and natural gas operators, oilfield service companies, pipeline and refinery operators, defense contractors and renewable energy companies. Consumable products are used by our customers in drilling, well construction and completion activities and at processing centers and refineries. Our capital products are directed at drilling rig equipment for constructing new or upgrading existing rigs, subsea construction and development projects, pressure pumping equipment, the placement of production equipment on new producing wells, downstream capital projects and capital equipment for renewable energy projects. In 2025, approximately 80% of our revenue was derived from consumable products and activity-based equipment, while the balance was primarily derived from capital products with a small amount from rental and other services.
We expect that the world’s long-term energy demand will continue to rise for the foreseeable future. Hydrocarbons are expected to play a vital role in meeting the world’s long-term energy needs even as renewable energy sources grow in importance. As such, we are focused on developing products to help oil and gas operators lower expenses, increase production, and reduce their emissions while also deploying our technologies in renewable energy applications.
FET operates in the following two reportable segments: (1) Drilling and Completions and (2) Artificial Lift and Downhole. Refer to Note 15 Business Segments for the product lines making up each segment.
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

Market Conditions
Generally, demand for our products and services is directly related to our customers’ drilling and completions activity, and their capital expenditure budgets. Their activity and the associated budgets are heavily influenced by forecasted energy prices and production targets. Demand for our capital products is driven by the utilization of service company equipment. Utilization is a function of equipment capacity and durability in demanding environments.
During 2025, global oil and natural gas markets were heavily impacted by shifting supply dynamics and geopolitical developments. Additionally, U.S. trade policy and global tariff responses created significant macroeconomic uncertainty across the industry.
In the future, volatile macroeconomic conditions, including changing tariffs imposed by U.S. or foreign governments, could disrupt world energy markets and international supply chains. Although near-term events may present challenges, we expect that global population growth and oil and gas production declines will continue to support long-term energy demand, which may outpace global supply.
The table below shows average crude oil and natural gas prices for West Texas Intermediate (“WTI”), Brent, and Henry Hub. Average oil prices declined over the course of the year, with Brent crude averaging approximately $63 per barrel in December after declining throughout the second half of the year. This downward trend was driven by global crude oil supply exceeding demand, a result of both sluggish global economic growth and the accelerated unwinding of OPEC+ production cuts. In contrast, average natural gas prices strengthened during 2025, supported by strong demand, tightening supply and geopolitical uncertainty.

	2025	2024
Average global oil, $/bbl
WTI	$65.39	$76.45
Brent	$69.14	$80.52

Average North American Natural Gas, $/Mcf
Henry Hub	$3.52	$2.19

The table below shows the average number of active drilling rigs operating by geographic area and drilling for different purposes based on the weekly rig count information published by Baker Hughes Company. Our revenues, over the long-term, are highly correlated to the global drilling rig count, which decreased 6.7% in 2025 compared to average global rig count in 2024. The decrease was mainly driven by lower average oil prices, enhanced drilling efficiencies, and sustained capital discipline among exploration and production companies.
In the third quarter of 2025, Baker Hughes implemented a revised methodology for counting rigs, primarily affecting data pertaining to Saudi Arabia. Consequently, international rig counts reported for the prior period have been adjusted accordingly and may now vary from figures presented in previous disclosures.

	2025	2024
Active Rigs by Location
United States	561	599
Canada	177	187
International	1,080	1,162
Global Active Rigs	1,818	1,948

Land vs. Offshore Rigs
Land	1,566	1,647
Offshore	252	301
Global Active Rigs	1,818	1,948

U.S. Commodity Target
Oil	443	491
Gas	113	105
Other	5	3
Total U.S. Active Rigs	561	599

U.S. Well Path
Horizontal	498	536
Vertical	13	15
Directional	50	48
Total U.S. Active Rigs	561	599
The table below shows the amount of total inbound orders by segment for the years ended December 31, 2025 and 2024:

(in thousands of dollars)	2025	2024
Orders:
Drilling and Completions	$567,805	$459,214
Artificial Lift and Downhole	323,200	321,049
Total Orders	$891,005	$780,263

Results of operations

	Year ended December 31,		Change
(in thousands of dollars, except per share information)	2025	2024	$	%
Revenue
Drilling and Completions	$477,191	$470,767	$6,424	1.4%
Artificial Lift and Downhole	314,785	345,680	(30,895)	(8.9)%
Eliminations	(502)	(22)	(480)	*
Total revenue	$791,474	$816,425	$(24,951)	(3.1)%
Cost of sales
Drilling and Completions	$375,633	$348,878	$26,755	7.7%
Artificial Lift and Downhole	197,307	212,536	(15,229)	(7.2)%
Eliminations	(502)	(22)	(480)	*
Total cost of sales	$572,438	$561,392	$11,046	2.0%
Gross profit
Drilling and Completions	$101,558	$121,889	$(20,331)	(16.7)%
Artificial Lift and Downhole	117,478	133,144	(15,666)	(11.8)%
Total gross profit	$219,036	$255,033	$(35,997)	(14.1)%
Selling, general and administrative expenses
Drilling and Completions	$88,723	$104,123	$(15,400)	(14.8)%
Artificial Lift and Downhole	76,304	84,250	(7,946)	(9.4)%
Corporate	34,878	30,952	3,926	12.7%
Total selling, general and administrative expenses	$199,905	$219,325	$(19,420)	(8.9)%
Segment operating income (loss)
Drilling and Completions	$12,835	$17,766	$(4,931)	(27.8)%
Operating margin %	2.7%	3.8%
Artificial Lift and Downhole	41,174	48,894	(7,720)	(15.8)%
Operating margin %	13.1%	14.1%
Corporate	(34,878)	(30,952)	(3,926)	(12.7)%
Total segment operating income	$19,131	$35,708	$(16,577)	(46.4)%
Operating margin %	2.4%	4.4%
Transaction expenses	546	7,728	(7,182)	*
Impairment of intangible assets	—	119,123	(119,123)	*
Gain on sale-leaseback transactions	(11,182)	(4,860)	(6,322)	*
Loss (gain) on disposal of assets and other	(378)	484	(862)	*
Operating income (loss)	30,145	(86,767)	116,912	134.7%
Interest expense	18,312	31,490	(13,178)	(41.8)%
Loss on extinguishment of debt	—	2,854	(2,854)	*
Foreign exchange losses (gains) and other, net	(4,754)	7,315	(12,069)	*
Total other expense	13,558	41,659	(28,101)	*
Income (loss) before income taxes	16,587	(128,426)	145,013	112.9%
Income tax expense	26,247	6,900	19,347	*
Net loss	$(9,660)	$(135,326)	$125,666	92.9%

Weighted average shares outstanding
Basic	11,883	12,299
Diluted	11,883	12,299
Loss per share
Basic	$(0.81)	$(11.00)
Diluted	$(0.81)	$(11.00)
* not meaningful

Revenues
Our revenue for the year ended December 31, 2025 was $791.5 million, a decrease of $25.0 million, or 3.1%, compared to the year ended December 31, 2024. For the year ended December 31, 2025, our Drilling and Completions segment and Artificial Lift and Downhole segment comprised of 60.3% and 39.8% of our total revenues, respectively, compared to 57.7% and 42.3%, respectively, for the year ended December 31, 2024. The overall decrease in revenue was primarily related to challenging market conditions, including a notable reduction in global drilling and completions activity, as well as tariff impacts in our Valve Solutions product line. These pressures were partially offset by higher revenue recognized from ROVs projects and increased coiled line pipe sales. The changes in revenues by operating segment consisted of the following:
Drilling and Completions segment — Revenue was $477.2 million for the year ended December 31, 2025, an increase of $6.4 million, or 1.4%, compared to the year ended December 31, 2024. This increase was driven by higher revenue recognized from ROVs projects and increased coiled line pipe sales due to growing U.S. demand and a large offshore project. These favorable factors were partially offset by lower global drilling and completions activity.
Artificial Lift and Downhole segment — Revenue was $314.8 million for the year ended December 31, 2025, a decrease of $30.9 million, or 8.9%, compared to the year ended December 31, 2024. The decline in revenue was driven by lower sand control sales and tariff-related impacts on valve products sales volumes. These decreases were partially offset by higher casing equipment sales.
Segment operating income (loss) and segment operating margin percentage
Segment operating income for the year ended December 31, 2025 was $19.1 million compared to $35.7 million for the year ended December 31, 2024. For the year ended December 31, 2025, segment operating margin percentage was 2.4% compared to 4.4% for the year ended December 31, 2024. Segment operating margin percentage is calculated by dividing segment operating income (loss) by revenues for the period. The change in operating income (loss) and operating margin percentage for each segment is explained as follows:
Drilling and Completions segment — Segment operating income was $12.8 million, or 2.7%, for the year ended December 31, 2025 compared to $17.8 million, or 3.8%, for the year ended December 31, 2024. The $4.9 million decrease in segment operating results was primarily due to inventory write-downs, asset impairments and other costs, net of recoveries, of $20.2 million related to the Company’s strategic decision to consolidate facilities and discontinue certain products. This decrease was partially offset by a reduction in amortization expense following intangible asset impairments recognized in the fourth quarter of 2024.
Artificial Lift and Downhole segment — Segment operating income was $41.2 million, or 13.1%, for the year ended December 31, 2025 compared to $48.9 million, or 14.1%, for the year ended December 31, 2024. The $7.7 million decrease in segment operating results was primarily driven by lower market activity and unfavorable customer and product mix.
Corporate — Selling, general and administrative expenses for Corporate were $34.9 million for the year ended December 31, 2025, a $3.9 million increase compared to the year ended December 31, 2024. This increase was primarily related to higher performance-based incentive compensation costs and one-time professional fees.
Other items not included in segment operating income (loss)
Several items are not included in segment operating income (loss), but are included in the total operating income (loss). These items include Transaction expenses, Impairment of intangible assets, Gain on sale-leaseback transactions and Loss (gain) on disposal of assets and other. For further information related to Impairment of intangible assets, see Note 6 Goodwill and Intangible Assets. For further information related to Gain on sale-leaseback transactions, see Notes 5 Property and Equipment and 8 Leases.
Other income and expense
Other income and expense includes interest expense, foreign exchange gains (losses) and other, and loss on extinguishment of debt.
We incurred $18.3 million of interest expense during the year ended December 31, 2025, a decrease of $13.2 million compared to the year ended December 31, 2024 due to the decreased borrowings. See Note 7 Debt for further details related to debt.
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

Taxes
We recorded tax expense of $26.2 million for the year ended December 31, 2025 compared to a tax expense of $6.9 million for the year ended December 31, 2024. The estimated annual effective tax rates for the years ended December 31, 2025 and 2024 were impacted by losses in jurisdictions where the recording of a tax benefit is not available. Furthermore, the tax expense or benefit recorded can vary from period to period depending on the Company’s relative mix of earnings and losses by jurisdiction.
Liquidity and capital resources
Sources and uses of liquidity
Our internal sources of liquidity are cash on hand and cash flows from operations, while our primary external sources include trade credit, the Credit Facility and the 2029 Bonds. Our primary uses of capital have been for inventory, sales on credit to our customers, maintenance and growth capital expenditures, repurchases of stock, debt repayments and acquisitions. We continually monitor other potential capital sources, including equity and debt financing, to meet our investment and target liquidity requirements. Our future success and growth will be highly dependent on our ability to generate positive operating cash flow and access outside sources of capital.
As of December 31, 2025, we had $37.3 million of borrowings under our Credit Facility and $100.0 million outstanding principal amount of 2029 Bonds. See Note 7 Debt for further details related to the terms for our debt agreements and Note 16 Subsequent Events for further details on amendments to our Credit Facility subsequent to December 31, 2025.
As of December 31, 2025, we had cash and cash equivalents of $34.7 million and $72.5 million of availability under our Credit Facility. We anticipate that our future working capital requirements for our operations will fluctuate directionally with revenues. Furthermore, availability under the Credit Facility will fluctuate directionally based on the level of our eligible accounts receivable and inventory subject to applicable sublimits. In addition, we expect total 2026 capital expenditures to be approximately $10.0 million, primarily for replacement of end of life machinery and equipment.
We expect our available cash on-hand, cash generated by operations, and estimated availability under the Credit Facility to be adequate to fund current operations for at least the next 12 months and for the foreseeable future. In addition, based on existing market conditions and our expected liquidity needs, among other factors, we may use a portion of our cash flows from operations, proceeds from divestitures, securities offerings or other eligible capital to reduce outstanding debt or repurchase shares of our common stock under our repurchase program.
Our Board of Directors approved programs for the repurchase of outstanding shares of our common stock. From the inception of the programs in November 2021 through December 31, 2025, we repurchased approximately 1.7 million shares of our common stock for aggregate consideration of $41.9 million. We repurchased approximately 1.4 million shares of our common stock for aggregate consideration of $34.3 million during 2025.
Our cash flows for the years ended December 31, 2025 and 2024 are presented below (in thousands):

	Year ended December 31,
(in thousands of dollars)	2025	2024
Net cash provided by operating activities	$70,402	$92,191
Net cash provided by (used in) investing activities	9,566	(137,526)
Net cash provided by (used in) financing activities	(91,566)	45,242
Effect of exchange rate changes on cash	1,598	(1,411)
Net decrease in cash, cash equivalents and restricted cash	$(10,000)	$(1,504)
Net cash provided by operating activities
Net cash provided by operating activities was $70.4 million for the year ended December 31, 2025 compared to net cash provided by operating activities of $92.2 million for the year ended December 31, 2024. During the year ended December 31, 2025, net working capital provided cash of $17.8 million, compared to net working capital cash provided of $57.6 million for the year ended December 31, 2024. This decline in operating cash flow was offset by the increase in net income adjusted for non-cash items which provided $52.6 million of cash for the year ended December 31, 2025 compared to $34.6 million for the year ended December 31, 2024.
Net cash provided by (used in) investing activities
Net cash provided by investing activities was $9.6 million for the year ended December 31, 2025, mainly related to $14.6 million proceeds from sale-leaseback transactions, partially offset by capital expenditures of $6.0 million. Net cash used in investing activities was $137.5 million for the year ended December 31, 2024, mainly related to the Variperm Acquisition of $150.4 million and capital expenditures of $8.1 million, partially offset by $20.3 million of proceeds from sale-leaseback transactions.
Net cash provided by (used in) financing activities
Net cash used in financing activities was $91.6 million for the year ended December 31, 2025 and included $53.1 million of net repayments of our Credit Facility and repurchases of common stock of $34.6 million. Net cash provided by financing activities was $45.2 million for the year ended December 31, 2024 and included $54.9 million of net proceeds from debt mainly due to the Variperm acquisition, partially offset by $8.5 million of paid financing costs.
Off-balance sheet arrangements
As of December 31, 2025, we had no off-balance sheet instruments or financial arrangements, other than letters of credit entered into in the ordinary course of business. For additional information, refer to Note 11 Commitments and Contingencies.
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
Revenue recognition
Revenue is recognized in accordance with Accounting Standards Codification Topic (“ASC”) 606, when control of the promised goods or services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services. For the year ended December 31, 2025, approximately 79% of our revenue was recognized from goods transferred to customers at a point in time while 21% of our revenue was recognized from goods transferred to customers over time.
Although terms of our contracts may vary considerably, the 21% of revenues recognized over time relate to certain contracts in our Subsea, Production Equipment and Downhole product lines which are typically based on a fixed amount for the entire contract. Recognition over time for these contracts is supported by our assessment of the products supplied as having no alternative use to us and by clauses in the contracts that provide us with an enforceable right to payment for performance completed to date.
For performance obligations satisfied over time, we measure progress toward completion using either an input method or an output method, depending on which method best depicts the transfer of control of goods or services to the customer. The selection of the method requires judgment and is based on the nature of the goods or services promised and the terms of the contract.
For certain contracts, we use an input method and measure progress using the cost‑to‑cost method because it best depicts the transfer of assets to the customer, which occurs as costs are incurred on the contract. The amount of revenue recognized is calculated based on the ratio of costs incurred to date compared to total estimated costs which requires management to calculate reasonably dependable estimates of total contract costs. Whenever revisions of estimated contract costs and contract values indicate that the contract costs will exceed estimated revenues, thus creating a loss, a provision for the total estimated loss is recorded in that period. We recognize revenue and cost of sales each period based upon the advancement of the work-in-progress unless the stage of completion is insufficient to enable a reasonably certain forecast of profit to be established. In such cases, no profit is recognized during the period.
For other contracts, we use an output method to measure progress toward completion where such measures provide a more faithful depiction of performance. Under the output method, revenue is recognized based on direct measurements of value transferred to the customer, such as milestones achieved, units delivered, or other deliverables transferred relative to the remaining goods or services to be provided under the contract.
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
As of December 31, 2025 and 2024, our inventory reserve balances were $23.0 million and $35.7 million, respectively. For the years ended December 31, 2025 and 2024, we recognized inventory write downs totaling $19.7 million and $2.7 million, respectively. These charges are all included in “Cost of sales” in the consolidated statements of comprehensive loss. See Note 4 Inventories for further information related to these charges.
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

At October 1, 2025, we performed our annual impairment test and concluded that there had been no impairment because the estimated fair value exceeded its carrying value by approximately 40%. There are significant inherent uncertainties and management judgment in estimating the fair value of the reporting unit. While we believe we have made reasonable estimates and assumptions to estimate the fair value of the reporting unit, it is possible that a material change could occur.
Long-lived assets
As of December 31, 2025, our long-lived assets included property and equipment, definite lived intangibles, and operating lease right of use assets with balances of $51.9 million, $93.6 million and $80.7 million, respectively. Key estimates related to long-lived assets include useful lives and recoverability of carrying values and changes in such estimates could have a significant impact on financial results.
We review long-lived assets with definite lives for potential impairment whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable. In 2024, an impairment loss of $119.1 million was recorded on intangible assets within the Coiled Tubing product line. Refer to Note 6 Goodwill and Intangible Assets for further discussion. In 2025, we recognized $1.2 million and $1.6 million of property and equipment impairment and operating lease right of use assets impairment, respectively, related to the Company’s strategic decision to consolidate facilities and discontinue certain products. Refer to Note 5 Property and Equipment and Note 8 Leases for further discussion. No impairments to property and equipment or operating lease right of use assets were recorded in 2024.
Income taxes
We follow the liability method of accounting for income taxes. Under this method, deferred income tax assets and liabilities are determined based upon temporary differences between the carrying amounts and tax bases of our assets and liabilities at the balance sheet date, and are measured using enacted tax rates and laws that will be in effect when the differences are expected to reverse. We recognize deferred tax assets to the extent that we believe these assets are more likely than not to be realized. In making such a determination, we consider all available positive and negative evidence, including future reversals of existing temporary differences, projected future taxable income, tax-planning and recent operating results. Any changes in our judgment as to the realizability of our deferred tax assets are recorded as an adjustment to the deferred tax asset valuation allowance in the period the change occurs. For the year ended December 31, 2025, we recognized tax expense for valuation allowances totaling $4.3 million related to the net increase in our valuation allowance provided against our deferred tax assets to write down our deferred tax assets in these jurisdictions to what is more likely than not realizable. We increased our valuation allowance related to our U.S. deferred tax assets by $1.5 million along with a $2.8 million net increase to certain non-U.S. deferred tax assets in the United Kingdom, Singapore and Canada. See Note 9 Income Taxes for further information related to these charges.
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

Item 8. Consolidated Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Forum Energy Technologies, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Forum Energy Technologies, Inc. and subsidiaries (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of comprehensive income (loss), changes in stockholders’ equity, and cash flows, for each of the two years in the period ended December 31, 2025, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2026, expressed an unqualified opinion on the Company’s internal control over financial reporting.
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
Critical Audit Matters
The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing a separate opinions on the critical audit matters or on the accounts or disclosures to which it relates.
Goodwill — Downhole Reporting Unit — Refer to Notes 2 and 6 to the financial statements
Critical Audit Matter Description
The Company completed its annual impairment test for goodwill as of October 1 using the combination of discounted cash flow model (“income approach”) and guideline public company method (“market approach”). The Company performed a quantitative impairment evaluation of the $64.7 million in goodwill for the Downhole reporting unit by comparing the estimated fair value of the reporting unit to its carrying value. The fair value exceeded its carrying value as of the measurement date and, therefore, no impairment was recognized.

We identified the Company’s goodwill impairment assessment for the Downhole reporting unit as a critical audit matter because of the significant judgments made by management to estimate the fair value of the reporting unit. This required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists when performing audit procedures to evaluate the reasonableness of management’s estimates and assumptions utilized in the income approach related to revenue growth rates, operating margins, weighted average costs of capital and terminal growth rate, among others.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to management’s forecasts of revenue and operating margins and the selection of discount rates used by management to determine the fair value of the Downhole reporting unit and included the following, among others:
•We tested the effectiveness of controls over management’s goodwill impairment evaluation, including those over management’s determination of the weighted average costs of capital and forecasts of future revenue and operating margin.
•With the assistance of our fair value specialists, we evaluated the reasonableness of the (1) valuation methodology and (2) weighted average costs of capital including testing the source information underlying the determination of the weighted average costs of capital, testing the mathematical accuracy of the calculation, and developing a range of independent estimates and comparing those to the weighted average costs of capital selected by management.
•With the assistance of our fair value specialists, we evaluated the reasonableness of the terminal growth rate by analyzing inflation, economic and industry growth statistics available from independent sources.
•We evaluated management’s ability to accurately forecast future revenue and operating margin by comparing actual results to management’s historical forecasts and evaluated the reasonableness of such forecasts by comparing to (1) historical results and (2) internal communications to management and the Board of Directors.

/s/ Deloitte & Touche LLP

Houston, Texas
February 27, 2026

We have served as the Company’s auditor since 2019.

Forum Energy Technologies, Inc. and subsidiaries
Consolidated statements of comprehensive loss

	Year ended December 31,
(in thousands, except per share information)	2025	2024
Revenue	$791,474	$816,425
Cost of sales	572,438	561,392
Gross profit	219,036	255,033
Operating expenses
Selling, general and administrative expenses	199,905	219,325
Transaction expenses	546	7,728
Impairment of intangible assets	—	119,123
Gain on sale-leaseback transactions	(11,182)	(4,860)
Loss (gain) on disposal of assets and other	(378)	484
Total operating expenses	188,891	341,800
Operating income (loss)	30,145	(86,767)
Other expense (income)
Interest expense	18,312	31,490
Loss on extinguishment of debt	—	2,854
Foreign exchange losses (gains) and other, net	(4,754)	7,315
Total other expense, net	13,558	41,659
Income (loss) before income taxes	16,587	(128,426)
Income tax expense	26,247	6,900
Net loss	$(9,660)	$(135,326)

Weighted average shares outstanding
Basic	11,883	12,299
Diluted	11,883	12,299

Loss per share
Basic	$(0.81)	$(11.00)
Diluted	$(0.81)	$(11.00)

Other comprehensive income (loss), net of tax of $203 and $0:
Net loss	$(9,660)	$(135,326)
Change in foreign currency translation	7,501	(8,168)
Gain on pension liability	294	157
Comprehensive loss	$(1,865)	$(143,337)
The accompanying notes are an integral part of these consolidated financial statements.

Forum Energy Technologies, Inc. and subsidiaries
Consolidated balance sheets

(in thousands, except share information)	December 31, 2025	December 31, 2024
Assets
Current assets
Cash and cash equivalents	$34,661	$44,661
Accounts receivable—trade, net of allowances of $8,953 and $9,529	142,396	153,926
Inventories, net	239,420	265,487
Prepaid expenses and other current assets	23,017	19,179
Costs and estimated profits in excess of billings	9,369	11,632
Accrued revenue	21	752
Total current assets	448,884	495,637
Property and equipment, net of accumulated depreciation	51,905	63,421
Operating lease assets	80,733	70,389
Deferred financing costs, net	1,580	2,154
Goodwill	64,667	61,653
Intangible assets, net	93,637	109,230
Deferred tax assets, net	7,887	11,445
Other long-term assets	3,162	2,025
Total assets	$752,455	$815,954
Liabilities and equity
Current liabilities
Current portion of long-term debt	$1,407	$1,866
Accounts payable—trade	94,561	109,651
Accrued liabilities	76,244	77,239
Deferred revenue	17,438	8,584
Billings in excess of costs and profits recognized	16,884	4,516
Total current liabilities	206,534	201,856
Long-term debt, net of current portion	134,521	186,525
Deferred tax liabilities, net	20,425	23,678
Operating lease liabilities	83,957	73,145
Other long-term liabilities	15,875	10,850
Total liabilities	461,312	496,054
Commitments and contingencies
Equity
Common stock, $0.01 par value, 29,600,000 and 14,800,000 shares authorized, 13,192,818 and 12,999,246 shares issued	132	130
Additional paid-in capital	1,427,589	1,419,871
Treasury stock at cost, 2,095,969 and 708,900 shares	(176,669)	(142,057)
Retained deficit	(844,457)	(834,797)
Accumulated other comprehensive loss	(115,452)	(123,247)
Total equity	291,143	319,900
Total liabilities and equity	$752,455	$815,954
The accompanying notes are an integral part of these consolidated financial statements.

Forum Energy Technologies, Inc. and subsidiaries
Consolidated statements of cash flows

	Year ended December 31,
(in thousands, except share information)	2025	2024
Cash flows from operating activities
Net loss	$(9,660)	$(135,326)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation expense	13,817	16,896
Amortization of intangible assets	19,938	36,821
Impairment of property and equipment and other assets	4,291	—
Impairment of intangible assets	—	119,123
Stock-based compensation expense	9,041	7,137
Inventory write downs	19,673	2,716
Provision for doubtful accounts	(193)	389
Deferred income taxes	5,335	(17,574)
Loss on extinguishment of debt	—	2,854
Gain on sale-leaseback transactions	(11,182)	(4,860)
Other	1,506	6,441
Changes in operating assets and liabilities
Accounts receivable—trade	14,694	13,590
Inventories	11,070	41,467
Prepaid expenses and other current assets	(4,199)	8,132
Cost and estimated profits in excess of billings	2,514	1,615
Accounts payable, deferred revenue and other accrued liabilities	(18,240)	(7,668)
Billings in excess of costs and profits recognized	11,997	438
Net cash provided by operating activities	70,402	92,191
Cash flows from investing activities
Capital expenditures for property and equipment	(6,015)	(8,145)
Proceeds from sale of property and equipment	1,007	703
Proceeds from sale-leaseback transactions	14,574	20,324
Acquisition of businesses, net of cash acquired	—	(150,408)
Net cash provided by (used in) investing activities	9,566	(137,526)
Cash flows from financing activities
Borrowings on revolving Credit Facility	562,324	714,643
Repayments on revolving Credit Facility	(615,434)	(624,250)
Proceeds from issuance of 2029 Bonds	—	100,000
Payments of 2025 Notes	—	(134,208)
Proceeds from issuance of Seller Term Loan	—	59,677
Payments of Seller Term Loan	—	(59,677)
Payment of capital lease obligations	(1,609)	(1,319)
Repurchases of stock	(34,612)	—
Payments of withheld taxes on stock-based compensation plans	(1,321)	(1,090)
Deferred financing costs	(914)	(8,534)
Net cash provided by (used in) financing activities	(91,566)	45,242
Effect of exchange rate changes on cash	1,598	(1,411)
Net decrease in cash, cash equivalents and restricted cash	(10,000)	(1,504)
Cash, cash equivalents and restricted cash at beginning of period	44,661	46,165
Cash, cash equivalents and restricted cash at end of period	$34,661	$44,661
Supplemental cash flow disclosures
Cash paid for interest	$16,937	$26,764
Cash paid for income taxes	25,990	23,119
Noncash investing and financing activities
Operating lease assets obtained in exchange for lease obligations	$21,309	$26,205
Finance lease assets obtained in exchange for lease obligations	2,187	2,098
Accrued purchases of property and equipment	85	1,345
Stock issued related to business acquisition	—	44,220
Liability awards converted to shares settled	—	337
The accompanying notes are an integral part of these consolidated financial statements.

Forum Energy Technologies, Inc. and subsidiaries
Consolidated statements of changes in stockholders’ equity

(in thousands)	Common stock	Additional paid-in capital	Treasury stock	Retained deficit	Accumulated other comprehensive income / (loss)	Total common stockholders’ equity
Balance at December 31, 2023	$109	$1,369,288	$(142,057)	$(699,471)	$(115,236)	$412,633
Restricted stock issuance, net of forfeitures	1	(1,091)	—	—	—	(1,090)
Stock-based compensation expense	—	7,137	—	—	—	7,137
Liability awards converted to shares settled	—	337	—	—	—	337
Stock issued related to business acquisition	20	44,200	—	—	—	44,220
Change in pension liability	—	—	—	—	157	157
Currency translation adjustment	—	—	—	—	(8,168)	(8,168)
Net loss	—	—	—	(135,326)	—	(135,326)
Balance at December 31, 2024	$130	$1,419,871	$(142,057)	$(834,797)	$(123,247)	$319,900
Restricted stock issuance, net of forfeitures	2	(1,323)	—	—	—	(1,321)
Stock-based compensation expense	—	9,041	—	—	—	9,041
Treasury stock	—	—	(34,612)	—	—	(34,612)
Change in pension liability	—	—	—	—	294	294
Currency translation adjustment	—	—	—	—	7,501	7,501
Net loss	—	—	—	(9,660)	—	(9,660)
Balance at December 31, 2025	$132	$1,427,589	$(176,669)	$(844,457)	$(115,452)	$291,143
The accompanying notes are an integral part of these consolidated financial statements.

Forum Energy Technologies, Inc. and subsidiaries
Notes to consolidated financial statements

1. Nature of Operations
Forum Energy Technologies, Inc. (the “Company,” “FET,” “we,” “our,” or “us”), a Delaware corporation, is a global manufacturing company serving the oil, natural gas, defense and renewable energy industries. With headquarters located in Houston, Texas, FET provides value added solutions that increase the safety, efficiency, and environmental impact of our customers’ operations.
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
The changes in allowance for doubtful account during the years ended December 31, 2025 and 2024 were as follows (in thousands):

Period ended	Balance at beginning of period	Charged to expense	Deductions or other	Balance at end of period
December 31, 2024	10,850	389	(1,710)	9,529
December 31, 2025	9,529	(193)	(383)	8,953
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
For the years ended December 31, 2025 and 2024, we recognized inventory write downs totaling $19.7 million and $2.7 million, respectively. These charges are all included in cost of sales in the consolidated statements of comprehensive loss. See Note 4 Inventories for further information related to these charges.
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
Our lease portfolio primarily consists of operating leases for certain manufacturing facilities, warehouses, service facilities, office spaces, equipment and vehicles. Operating lease assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments at the commencement date. As most of our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at the commencement date in determining the present value of future payments. Our leases have remaining terms of one to 18 years and may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. The operating lease assets also include any upfront lease payments made and exclude lease incentives and initial direct costs incurred. Lease expense for operating leases is recognized on a straight-line basis over the lease term.
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
The Company recognizes a goodwill impairment charge for the amount by which the carrying value of goodwill exceeds the reporting unit’s fair value. Any impairment losses are reflected in operating income. At October 1, 2025, we performed our annual impairment test and concluded that there had been no impairment because the estimated fair value exceeded its carrying value by approximately 40%.
Intangible assets with definite lives are comprised of customer and distributor relationships, patents and technology, trade names, trademarks and non-compete agreements which are amortized on a straight-line basis over the life of the intangible asset, generally three to 19 years. These assets are tested for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. In performing the review for impairment, future cash flows expected to result from the use of the asset are estimated. If the undiscounted future cash flows are less than the carrying amount of the asset, there is an indication that the asset may be impaired. The amount of the impairment is measured as the difference between the carrying value and the estimated fair value of the asset. The fair value is determined either through the use of an external valuation, or by means of an analysis of discounted future cash flows. The impairment loss recognized represents the excess of an asset’s carrying value as compared to its estimated fair value. No impairments to intangible assets were recorded in 2025. In 2024, an impairment loss of $119.1 million was recorded on intangible assets within the Coiled Tubing product line. Refer to Note 6 Goodwill and Intangible Assets for further discussion.

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
Revenue from goods transferred to customers at a point in time accounted for 79% of revenues for the year ended December 31, 2025. The majority of this revenue is product sales, which are generally recognized when items are shipped from our facilities and title passes to the customer. The amount of revenue recognized for products is adjusted for expected returns, which are estimated based on historical data.

Forum Energy Technologies, Inc. and subsidiaries
Notes to consolidated financial statements (continued)
Revenue from goods transferred to customers over time accounted for 21% of revenues for the year ended December 31, 2025, which is related to certain contracts in our Subsea, Production Equipment and Downhole product lines. Recognition over time for these contracts is supported by our assessment of the products supplied as having no alternative use to us and by clauses in the contracts that provide us with an enforceable right to payment for performance completed to date.
For performance obligations satisfied over time, we measure progress toward completion using either an input method or an output method, depending on which method best depicts the transfer of control of goods or services to the customer. The selection of the method requires judgment and is based on the nature of the goods or services promised and the terms of the contract.
For certain contracts, we use an input method and measure progress using the cost-to-cost method because it best depicts the transfer of assets to the customer which occurs as costs are incurred on the contract. The amount of revenue recognized is calculated based on the ratio of costs incurred to-date compared to total estimated costs which requires management to calculate reasonably dependable estimates of total contract costs. Whenever revisions of estimated contract costs and contract values indicate that the contract costs will exceed estimated revenues, thus creating a loss, a provision for the total estimated loss is recorded in that period. We recognize revenue and cost of sales each period based upon the advancement of the work-in-progress unless the stage of completion is insufficient to enable a reasonably certain forecast of profit to be established. In such cases, no profit is recognized during the period.
For other contracts, we use an output method to measure progress toward completion where such measures provide a more faithful depiction of performance. Under the output method, revenue is recognized based on direct measurements of value transferred to the customer, such as milestones achieved, units delivered, or other deliverables transferred relative to the remaining goods or services to be provided under the contract.
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
Contracts are sometimes modified to account for changes in product specifications or requirements. Most of our contract modifications are for goods and services that are not distinct from the existing contract. As such, these modifications are accounted for as if they were part of the existing contract, and therefore, the effect of the modification on the transaction price and our measure of progress for the performance obligation to which it relates is recognized as an adjustment to revenue on a cumulative catch-up basis. No adjustment to any one contract was material to our consolidated financial statements for the years ended December 31, 2025 and 2024.
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
Disaggregated Revenue. Refer to Note 15 Business Segments for disaggregated revenue by product line and geography.
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
Concentration of credit risk
Trade accounts receivable are financial instruments which potentially subject the Company to credit risk. Trade accounts receivable consist of uncollateralized receivables from domestic and international customers. For the years ended December 31, 2025 and 2024, no customer accounted for 10% or more of the total revenue or 10% or more of the total accounts receivable balance at the end of the respective period.

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
Income taxes
We follow the liability method of accounting for income taxes. Under this method, deferred income tax assets and liabilities are determined based upon temporary differences between the carrying amounts and tax bases of our assets and liabilities at the balance sheet date, and are measured using enacted tax rates and laws that will be in effect when the differences are expected to reverse. The effect on deferred tax assets and liabilities of a change in the tax rates is recognized in income in the period in which the change occurs. We record a valuation allowance in each reporting period when management believes that it is more likely than not that any deferred tax asset created will not be realized. See Note 9 Income Taxes for more information on valuation allowances recognized.
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
Financial statements of our foreign operations where the functional currency is not the U.S. dollar are translated into U.S. dollar using the current rate method whereby assets and liabilities are translated at the balance sheet rate and income and expenses are translated at the average exchange rates in effect during the period. The resultant translation adjustments are reported as a component of accumulated other comprehensive loss within equity in our consolidated balance sheets.
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
Accounting Standards Adopted in 2025
Income Taxes (Topic 740). In December 2023, FASB issued ASU 2023-09, which improves income tax disclosures. This update is effective for fiscal years beginning after December 15, 2024. Early adoption is permitted. This update should be applied prospectively but retrospective application is permitted. The Company adopted this accounting standard effective January 1, 2025 on a prospective basis, and the adoption resulted in additional tax disclosures in our consolidated financial statements.
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
3. Revenues
Disaggregated revenues
Refer to Note 15 Business Segments for disaggregated revenues by product line and geography.
Contract balances
The following table reflects the changes in our contract assets and contract liabilities balances for the years ended December 31, 2025 and 2024:

	December 31, 2025	December 31, 2024	Increase / (Decrease)
			$	%
Accrued revenue	$21	$752
Costs and estimated profits in excess of billings	9,369	11,632
Contract assets	$9,390	$12,384	$(2,994)	(24)%

Deferred revenue	$17,438	$8,584
Billings in excess of costs and profits recognized	16,884	4,516
Contract liabilities	$34,322	$13,100	$21,222	162%
During the year ended December 31, 2025, our contract assets decreased by $3.0 million and our contract liabilities increased by $21.2 million primarily due to the timing of milestone billings in our Subsea product line.
During the year ended December 31, 2025, we recognized revenue of $12.1 million that was included in the contract liabilities balance at the beginning of the period.
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

Forum Energy Technologies, Inc. and subsidiaries
Notes to consolidated financial statements (continued)
4. Inventories
The Company’s significant components of inventories at December 31, 2025 and 2024 were as follows (in thousands):

	December 31,
	2025	2024
Raw materials and parts	$95,617	$99,185
Work in process	26,001	27,880
Finished goods	140,822	174,114
Total Inventories	262,440	301,179
Less: inventory reserve	(23,020)	(35,692)
Inventories, net	$239,420	$265,487
The changes in inventory reserve during the two-year period ended December 31, 2025 were as follows (in thousands):

Period ended	Balance at beginning of period	Charged to expense	Deductions or other	Balance at end of period
December 31, 2024	$38,187	$2,716	$(5,211)	$35,692
December 31, 2025	35,692	19,673	(32,345)	23,020
During 2025, we recognized $15.4 million of inventory write-downs related to the Company’s strategic decision to consolidate facilities and discontinue certain products.
5. Property and Equipment
Property and equipment consisted of the following (in thousands):

	Estimated useful lives	December 31,
		2025	2024
Land		$1,696	$2,394
Buildings and leasehold improvements	2-30	18,096	26,354
Computer equipment	3-7	45,386	44,690
Machinery & equipment	5-10	132,544	136,600
Other	2-10	19,537	22,533
Construction in progress		5,632	5,329
		222,891	237,900
Less: accumulated depreciation		(170,986)	(174,479)
Property and equipment, net		$51,905	$63,421
Depreciation expense was $13.8 million and $16.9 million for the years ended December 31, 2025 and 2024, respectively. During 2025, we recognized $1.2 million of impairment related to the Company’s strategic decision to consolidate facilities and discontinue certain products.
June 2025, the Company disposed land and buildings related to sale-leaseback transactions with a net book value of approximately $1.9 million and received net proceeds of $8.8 million, of which $0.8 million is receivable with a due date of June 2027. The Company recognized a gain of $6.9 million as a result, which is reported in operating income (loss) in the consolidated statements of comprehensive loss.
In August 2025, the Company disposed land and buildings related to sale-leaseback transactions with a net book value of approximately $2.3 million and received net proceeds of $6.5 million. The Company recognized a gain of $4.3 million as a result, which is reported in operating income (loss) in the consolidated statements of comprehensive loss.

Forum Energy Technologies, Inc. and subsidiaries
Notes to consolidated financial statements (continued)
In November 2024, the Company disposed land and buildings related to sale-leaseback transactions with a net book value of approximately $15.5 million and received net proceeds of $20.3 million. The Company recognized a gain of $4.9 million as a result, which is reported in operating income (loss) in the consolidated statements of comprehensive loss.
6. Goodwill and Intangible Assets
Goodwill
The changes in the carrying amount of goodwill from December 31, 2024 to December 31, 2025, were as follows (in thousands):

Artificial Lift and Downhole
Goodwill, December 31, 2023	$—
Acquisitions	66,778
Impact on non-U.S. local currency translation	(5,125)
Goodwill, December 31, 2024	$61,653
Impact on non-U.S. local currency translation	3,014
Goodwill, December 31, 2025	$64,667
We perform our annual test of goodwill as of October 1 or when events and circumstances indicate that the fair value may be below its carrying value. There was no impairment of goodwill during the years ended December 31, 2025 and 2024.
Intangible Assets
At December 31, 2025 and 2024, intangible assets consisted of the following (in thousands):

	December 31, 2025
	Cost	Accumulated amortization	Net	Amortization period (in years)
Customer relationships	$216,559	$(138,510)	$78,049	3 - 15
Patents and technology	30,122	(20,241)	9,881	10 - 19
Trade names and other	28,040	(22,333)	5,707	3 - 19
Total intangible assets	$274,721	$(181,084)	$93,637

	December 31, 2024
	Cost	Accumulated amortization	Net	Amortization period (in years)
Customer relationships	$212,990	$(121,405)	$91,585	2 - 15
Patents and technology	29,166	(17,867)	11,299	10 - 19
Trade names and other	28,913	(22,567)	6,346	8 - 19
Total intangible assets	$271,069	$(161,839)	$109,230
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

Forum Energy Technologies, Inc. and subsidiaries
Notes to consolidated financial statements (continued)
The fair values used in the impairment analysis were determined using the net present value of the expected future cash flows for the asset group (classified within level 3 of the fair value hierarchy). The Company determined the fair value of the reporting unit using a discounted cash flow analysis, which requires significant assumptions and estimates about the future operations of the reporting unit. The assumptions about future cash flows and growth rates are based on the Company’s current estimates, strategic plans and management’s estimates for future activity levels. Forecasted cash flows in future periods were estimated using a terminal value calculation, which considered long-term earnings growth rates.
Amortization expense was $19.9 million and $36.8 million for the years ended December 31, 2025 and 2024, respectively. The estimated future amortization expense for the next five years is as follows (in thousands):

Year ending December 31,	Amount
2026	$17,601
2027	16,216
2028	14,623
2029	14,330
2030	14,280
7. Debt
Debt as of December 31, 2025 and December 31, 2024 consisted of the following (in thousands):

	December 31,
	2025	2024
2029 Bonds	$100,000	$100,000
Credit Facility	37,282	90,392
Other debt	4,008	3,373
Long-term debt, principal amount	141,290	193,765
Debt issuance cost	(5,362)	(5,374)
Long-term debt, carrying value	135,928	188,391
Less: current portion	(1,407)	(1,866)
Long-term debt, net of current portion	$134,521	$186,525
2029 Bonds
On November 8, 2024, we completed the offering of $100.0 million aggregate principal amount of 10.50% senior secured bonds (the “2029 Bonds”). The 2029 Bonds were privately placed, at an issue price of par. The net proceeds of approximately $96.0 million from the offering, together with cash on hand of $10.2 million and borrowings from our Credit Facility of $15.0 million, were used to repay all borrowings outstanding under the Seller Term Loan issued in connection with the acquisition of Variperm in January 2024 and to redeem in full all outstanding 2025 Notes (as defined below).
The 2029 Bonds were issued pursuant to the Bond Terms, dated as of November 5, 2024 (the “Bond Terms”), between the Company and Nordic Trustee AS, as bond trustee and security agent (the “Bond Trustee”). In May 2025, the 2029 Bonds were listed on the Euronext ABM exchange. The 2029 Bonds are the Company’s senior secured obligations and are jointly and severally guaranteed on a senior secured basis by each of the Company’s present and future direct and indirect domestic subsidiaries that guarantees its Credit Facility and certain of the Company’s foreign subsidiaries.
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

Forum Energy Technologies, Inc. and subsidiaries
Notes to consolidated financial statements (continued)
The 2029 Bonds contain the following financial covenants: (i) a maximum leverage ratio of 4.0x; and (ii) a minimum liquidity test equal to $25.0 million, in each case, for the Company and its consolidated subsidiaries. The Bond Terms also contain certain equity cure rights with respect to such financial covenants. The 2029 Bonds are also subject to negative covenants as set forth in the Bond Terms. As of December 31, 2025, the Company was in compliance with all of its 2029 Bonds financial covenants.
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
Credit Facility
Our senior secured asset-based lending facility (“Credit Facility”) matures on the earliest of (a) September 8, 2028 and (b) the date that is 91 days prior to the maturity of the 2029 Bonds (or any notes issued to refinance the 2029 Bonds) (which will not apply if the 2029 Bonds or such refinancing notes are repaid prior to such 91st day). The maturity date of our Credit Facility was amended subsequent to year end. Refer to Note 16 Subsequent Events for further details. The Credit Facility provides revolving credit commitments of $250.0 million (with a sublimit of up to $70.0 million available for the issuance of letters of credit for the account of the Company and certain of its domestic subsidiaries) (the “U.S. Line”), of which up to $50.0 million is available to certain of our Canadian subsidiaries for loans in U.S. or Canadian dollars (with a sublimit of up to $10.0 million available for the issuance of letters of credit for the account of our Canadian subsidiaries) (the “Canadian Line”). The sublimit for the issuance of letters of credit for the account of the Company and certain of its domestic subsidiaries was amended subsequent to year end. Refer to Note 16 Subsequent Events for further details. Lender commitments under the Credit Facility, subject to certain limitations, may be increased by an additional $100.0 million.
Availability under the Credit Facility is subject to a borrowing base calculated by reference to eligible accounts receivable in the U.S., Canada and certain other jurisdictions (subject to a cap) and eligible inventory in the U.S. and Canada. Our borrowing capacity under the Credit Facility could be reduced or eliminated, depending on future fluctuations in our receivables and inventory. As of December 31, 2025, our total borrowing base was $146.0 million, of which $37.3 million amount was drawn and $36.2 million was used as security for outstanding letters of credit, resulting in remaining availability of $72.5 million.
Borrowings under the U.S. Line bear interest at a rate equal to, at our option, either (a) the Secured Overnight Financing Rate (“SOFR”), subject to a floor of 0.00%, plus a margin of 2.25% to 2.75%, or (b) a base rate plus a margin of 1.25% to 1.75%, in each case based upon the Company’s quarterly total net leverage ratio. The interest rate margins applicable to the U.S. Line were amended subsequent to year end. Refer to Note 16 Subsequent Events for further details. The U.S. Line base rate is determined by reference to the greatest of (i) the federal funds rate plus 0.50% per annum, (ii) the one-month adjusted term SOFR plus 1.00% per annum, and (iii) the “prime rate” of interest announced by Wells Fargo Bank, National Association, subject to a floor of 0.00%.
Borrowings under the Canadian Line bear interest at a rate equal to, at our Canadian borrowers’ option, either (a) Canadian Overnight Repo Rate Average (“CORRA”), subject to a floor of 0.00%, plus a margin of 2.25% to 2.75%, or (b) a base rate plus a margin of 1.25% to 1.75%, in each case based upon the Company’s quarterly net leverage ratio. The interest rate margins applicable to the Canadian Line were amended subsequent to year end. Refer to Note 16 Subsequent Events for further details. The Canadian Line base rate is determined by reference to the greater of (i) the one-month CORRA plus 1.00% per annum and (ii) the prime rate for Canadian dollar commercial loans made in Canada as reported by Thomson Reuters, subject to a floor of 0.00%.
The weighted average interest rate under the Credit Facility was approximately 7.29% and 8.17% for the years ended December 31, 2025 and 2024, respectively.
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
Subject to customary exceptions, all obligations under the Credit Facility are guaranteed, jointly and severally, by our wholly-owned U.S. subsidiaries and, in the case of the Canadian Line, our wholly-owned Canadian subsidiaries, and are secured by substantially all assets of each such entity and the Company, subject to customary exclusions. Subject to customary exceptions, all obligations under the Credit Facility are further guaranteed by our subsidiaries organized or domiciled under the laws of the United Kingdom or any territory or county thereof and secured by certain assets of such subsidiaries. In certain circumstances, obligations under the Credit Facility may be required to be guaranteed by and secured by the assets of our subsidiaries organized or domiciled under the laws of Germany or any territory or county thereof.
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
As of December 31, 2025, the Company was in compliance with all of its Credit Facility financial covenants.
2025 Notes
Our 9.00% Convertible Senior Secured Notes due 2025 (“2025 Notes”), of which no principal amount was outstanding at December 31, 2025, paid interest at the rate of 9.00%, of which 6.25% was payable in cash and 2.75% was payable in cash or additional notes, at the Company’s option.
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
Other Debt
Other debt consists of various finance leases of equipment.
Future principal payments under long-term debt for each of the years ending December 31 are as follows (in thousands):

Year ending December 31,	Amount
2026	$1,641
2027	1,041
2028	37,870
2029	100,522
2030	487
Thereafter	317
Total future payment	141,878
Less: debt issuance cost	(5,362)
Less: present value discount on finance leases	(588)
Total debt	$135,928
8. Leases
Our lease portfolio primarily consists of operating leases for certain manufacturing facilities, warehouses, service facilities, office spaces, equipment and vehicles. The following table summarizes the supplemental consolidated balance sheet information related to leases as of December 31, 2025 and 2024 (in thousands):

		December 31,
	Classification	2025	2024
Assets
Operating lease assets	Operating lease assets	$80,733	$70,389
Finance lease assets	Property and equipment, net	4,676	3,579
Total lease assets		$85,409	$73,968

Liabilities
Current
Operating	Accrued liabilities	$11,785	$11,056
Finance	Current portion of long-term debt	1,407	1,866
Noncurrent
Operating	Operating lease liabilities	83,957	73,145
Finance	Long-term debt, net of current portion	2,601	1,507
Total lease liabilities		$99,750	$87,574
During 2025, we recognized $1.6 million of operating lease assets impairment related to the Company’s strategic decision to consolidate facilities and discontinue certain products.

Forum Energy Technologies, Inc. and subsidiaries
Notes to consolidated financial statements (continued)
The following table summarizes the components of lease expenses (in thousands):

		Year ended December 31,
Lease Cost	Classification	2025	2024
Operating lease cost	Cost of sales and Selling, general and administrative expenses	$19,349	$16,622
Finance lease cost
Amortization of leased assets	Selling, general and administrative expenses	1,566	1,720
Interest on lease liabilities	Interest expense	241	269
Sublease income	Cost of sales and Selling, general and administrative expenses	(884)	(875)
Net lease cost		$20,272	$17,736
The maturities of lease liabilities as of December 31, 2025 are as follows (in thousands):

	Operating Leases	Finance Leases	Total
2026	$18,206	$1,641	19,847
2027	17,723	1,041	18,764
2028	14,144	588	14,732
2029	12,872	522	13,394
2030	10,455	487	10,942
Thereafter	60,777	317	61,094
Total lease payments	134,177	4,596	138,773
Less: present value discount	(38,435)	(588)	(39,023)
Present value of lease liabilities	$95,742	$4,008	$99,750
The following table summarizes the weighted-average remaining term and weighted average discount rates related to leases as of December 31, 2025 and 2024:

	Year ended December 31,
	2025	2024
Weighted-average remaining lease term (years)
Operating leases	9.4	8.8
Financing leases	3.7	1.9
Weighted-average discount rate
Operating leases	6.99%	6.85%
Financing leases	7.31%	7.51%
The following table summarizes the supplemental cash flow information related to leases for the years ended December 31, 2025 and 2024 (in thousands):

	Year ended December 31,
	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$17,813	$15,904
Operating cash flows from finance leases	241	269
Financing cash flows from finance leases	2,032	1,725

Forum Energy Technologies, Inc. and subsidiaries
Notes to consolidated financial statements (continued)
Sale-leaseback transactions
In June 2025, the Company sold and leased back land and buildings for net proceeds of $8.8 million, of which $0.8 million is receivable with a due date of June 2027. The initial annual rent for the assets is $0.7 million with initial term of 15 years, subject to annual increase. The transactions met the requirements of sale-leaseback accounting. The related assets were removed from property and equipment and the appropriate operating lease assets and liabilities of approximately $7.6 million were recorded in the consolidated balance sheets.
In August 2025, the Company sold and leased back land and buildings for net proceeds of $6.5 million. The initial annual rent for the assets is $0.6 million with initial term of 18 years, subject to annual increase. The transactions met the requirements of sale-leaseback accounting. The related assets were removed from property and equipment and the appropriate operating lease assets and liabilities of approximately $7.2 million were recorded in the consolidated balance sheets.
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

Forum Energy Technologies, Inc. and subsidiaries
Notes to consolidated financial statements (continued)
9. Income Taxes
The components of income (loss) before income taxes were as follows (in thousands):

	Year ended December 31,
	2025	2024
U.S.	$(43,169)	$(170,901)
Non-U.S.	59,756	42,475
Income (loss) before income taxes	$16,587	$(128,426)
The components of income tax expense (benefit) were as follows (in thousands):

Year ended December 31,
2025
Current
U.S. federal	$—
U.S. state and local	435
Non-U.S.	20,477
Total current	20,912
Deferred
U.S. federal	—
U.S. state and local	—
Non-U.S.	5,335
Total deferred	5,335
Income tax expense	$26,247
As previously disclosed prior to the adoption of ASU 2023-09, the components of income tax expense (benefit) were as follows (in thousands):

Year ended December 31,
2024
Current
U.S.	$1,545
Non-U.S.	22,929
Total current	24,474
Deferred
U.S.	(752)
Non-U.S.	(16,822)
Total deferred	(17,574)
Income tax expense	$6,900

Forum Energy Technologies, Inc. and subsidiaries
Notes to consolidated financial statements (continued)
The reconciliation between the actual provision for income taxes and that computed by applying the U.S. statutory rate to income (loss) before income taxes are outlined below based on the updated requirements of ASU 2023-09 for 2025 (in thousands, except percentages):

	Year ended December 31,
	2025
Provision for income taxes at U.S. federal statutory rate	$3,483	21.0%
State and local income taxes, net of federal income tax effect	449	2.7%
Effect of cross-border tax laws
U.S. tax on foreign earnings	6,630	40.0%
Changes in U.S. valuation allowances	1,467	8.8%
U.S. nontaxable or nondeductible items
Executive compensation and share-based payments	1,073	6.5%
Other U.S. adjustments
Return to provision	(219)	(1.3)%
Other	103	0.6%
Foreign tax effects
Canada
Capital gain exclusion	(1,410)	(8.5)%
Provincial tax	2,418	14.6%
Foreign tax rate differential	(1,690)	(10.2)%
Interest and other	437	2.6%
Valuation allowance	(1,754)	(10.6)%
Germany
Tax settlement and other	3,242	19.5%
Change in federal tax rate	637	3.8%
Municipal tax	418	2.5%
Foreign tax rate differential	401	2.4%
Return to provision and other	1,114	6.7%
United Kingdom
Foreign exchange gain (loss)	627	3.8%
Foreign tax rate differential	522	3.1%
Interest and other	1,471	8.9%
Foreign tax credit adjustment	647	3.9%
Return to provision	495	3.0%
Tax credits	(264)	(1.6)%
Valuation allowance	4,363	26.3%
Ireland
Interest and other	473	2.9%
Barbados
Return to provision	395	2.4%
Other foreign jurisdictions	519	3.1%
Changes in global unrecognized tax benefits	200	1.2%
Effective tax rate	$26,247	158.2%

Forum Energy Technologies, Inc. and subsidiaries
Notes to consolidated financial statements (continued)
As previously disclosed prior to the adoption of ASU 2023-09, the effective income tax rate differs from the statutory federal income tax rate as follows (in thousands, except percentages):

	Year ended December 31,
	2024
Income tax benefit at the statutory rate	$(26,970)	(21.0)%
State taxes, net of federal tax benefit	(115)	(0.1)%
Non-U.S. operations	3,143	2.4%
Domestic incentives	(402)	(0.3)%
Prior year federal, non-U.S. and state tax	3,488	2.7%
Nondeductible expenses	2,124	1.7%
Valuation allowance	25,137	19.6%
Other	495	0.4%
Income tax expense	$6,900	5.4%
The Organization for Economic Co-operation and Development introduced Base Erosion and Profit Shifting (“BEPS”) Pillar 2 rules that impose a global minimum tax rate of 15%. As of January 1, 2024, numerous countries, including European Union member states, have enacted a global minimum tax and more countries are expected to enact similar minimum tax regimes in 2026. Based on current enacted legislation, we do not expect a material impact on our future effective tax rate.
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The primary components of deferred taxes include (in thousands):

	December 31,
	2025	2024
Deferred tax assets
Reserves and accruals	$3,256	$5,579
Operating lease liabilities	23,121	20,086
Inventories	5,588	8,894
Stock awards	1,511	935
Net operating loss and other tax carryforwards	216,428	186,118
Goodwill and intangible assets	19,786	19,513
Fair value discount on 2025 Notes	—	12,188
Other	7,704	10,114
Gross deferred tax assets	277,394	263,427
Valuation allowance	(267,516)	(254,515)
Total deferred tax assets	$9,878	$8,912

Deferred tax liabilities
Property and equipment	(2,335)	(3,771)
Operating lease assets	(19,570)	(16,924)
Prepaid expenses and other	(511)	(450)
Total deferred tax liabilities	(22,416)	(21,145)
Net deferred tax liabilities	$(12,538)	$(12,233)
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
At December 31, 2025, we had $417.8 million of gross U.S. net operating loss carryforwards and $10.6 million of state net operating losses. Of these losses, $33.2 million will expire no later than 2038 if they are not utilized prior to that date. The remaining $384.6 million will not expire. We also had $41.2 million of gross non-U.S. net operating loss carryforwards with indefinite expiration dates. In addition to our net operating loss carryforwards, we also had gross U.S. interest limitation carryforwards of $249.3 million and gross non-U.S. interest limitation carryforwards of $210.3 million, all with indefinite expiration dates. The ultimate realization of income tax benefits for these net operating loss and interest limitation carryforwards depends on our ability to generate sufficient taxable income in the respective taxing jurisdictions. Because of the change of ownership provisions of the Tax Reform Act of 1986, use of a portion of our domestic net operating losses may be limited in future periods depending upon future changes in ownership. Where we have unrecognized tax benefits in jurisdictions with existing net operating losses, we utilize the unrecognized tax benefits as a source of income to offset such losses. We do not anticipate being able to fully utilize all of the losses prior to their expiration in the following jurisdictions: the U.S, United Kingdom, Singapore and China.
During 2025, we recognized $4.3 million of tax expense related to the net increase in our valuation allowance provided against our deferred tax assets to write down our deferred tax assets in these jurisdictions to what is more likely than not realizable. We increased our valuation allowance related to our U.S. deferred tax assets by $1.5 million along with a $2.8 million net increase to certain non-U.S. deferred tax assets in the United Kingdom, Singapore and Canada.
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
We file income tax returns in the U.S. as well as in various states and non-U.S. jurisdictions. With few exceptions, we are no longer subject to income tax examination by tax authorities in these jurisdictions prior to 2018.
We account for uncertain tax positions in accordance with guidance in ASC Topic 740, which prescribes the minimum recognition threshold a tax position taken or expected to be taken in a tax return is required to meet before being recognized in the financial statements. A reconciliation of the beginning and ending amount of uncertain tax positions is as follows (in thousands):

2025 Activity	Amount
Balance at January 1, 2025	$12,754
Additional based on tax positions related to prior years	557
Settlements	(632)
Balance at December 31, 2025	$12,679
The total amount of unrecognized tax benefits at December 31, 2025 was $12.7 million, of which it is reasonably possible that $0.2 million could be settled during the next twelve-month period as a result of the conclusion of various tax audits or due to the expiration of the applicable statute of limitations. We estimate that $6.3 million of the unrecognized tax benefits at December 31, 2025, excluding consideration of valuation allowance, would impact our future effective income tax rate, if recognized.
We recognize interest and penalties related to uncertain tax positions within the provision for income taxes in the consolidated statements of comprehensive loss. As of December 31, 2025 and 2024, we had accrued approximately $0.8 million and $0.6 million in interest and penalties, respectively. During the years ended December 31, 2025 and 2024, we recognized no material change in the interest and penalties related to uncertain tax positions.

Forum Energy Technologies, Inc. and subsidiaries
Notes to consolidated financial statements (continued)
The following is a supplemental schedule of income taxes paid (in thousands):

Year ended December 31,
2025
U.S. federal	$1,882
U.S. state and local	650
Non-U.S.	23,458
Income taxes paid, net of refunds	$25,990
Income taxes paid, net of refunds, exceeds 5 percent of total income taxes paid (net of refunds) in the following jurisdictions (in thousands):

Year ended December 31,
2025
Federal
United States	$1,882
Non-U.S.
Canada	9,942
United Kingdom	3,878
Barbados	3,398
Germany	2,932
Saudi Arabia	1,862
Ireland	1,396
10. Fair Value Measurements
The Company had $37.3 million and $90.4 million outstanding balance under the Credit Facility at December 31, 2025 and December 31, 2024, respectively. The Credit Facility incurs interest at a variable interest rate and therefore, the carrying amount approximates fair value. The fair value of the debt is classified as a Level 2 measurement because interest rates charged are similar to other financial instruments with similar terms and maturities.
The fair values of the Company’s 2029 Bonds and 2025 Notes were estimated using Level 2 inputs in the fair value hierarchy and were based on quoted prices for those or similar instruments. At December 31, 2025, the fair value and the carrying value of the Company’s 2029 Bonds approximated $103.5 million and $94.6 million, respectively. At December 31, 2024, the fair value and the carrying value of the Company’s 2029 Bonds approximated $99.5 million and $94.6 million, respectively.
There were no other significant outstanding financial instruments as of December 31, 2025 and 2024 that required measuring the amounts at fair value on a recurring basis. The Company did not change its valuation techniques associated with recurring fair value measurements from prior periods and there were no transfers between levels of the fair value hierarchy during the years ended December 31, 2025 and 2024.
The carrying values of goodwill, intangible assets and other long-lived assets are tested annually or more frequently if an event occurs that indicates an impairment loss may have been incurred, using fair value measurements with unobservable inputs (Level 3). Refer to Note 5 Property and Equipment, Note 6 Goodwill and Intangible Assets and Note 8 Leases for further discussion.

Forum Energy Technologies, Inc. and subsidiaries
Notes to consolidated financial statements (continued)
11. Commitments and Contingencies
Litigation
In the ordinary course of business, the Company is, and in the future, could be involved in various pending or threatened legal actions, some of which may or may not be covered by insurance. Management has reviewed such pending judicial and legal proceedings, the reasonably anticipated costs and expenses in connection with such proceedings, and the availability and limits of insurance coverage, and has established reserves that are believed to be appropriate in light of those outcomes that are believed to be probable and can be estimated. The reserves accrued at December 31, 2025 and 2024 are immaterial. In the opinion of management, the Company’s ultimate liability, if any, with respect to these actions is not expected to have a material adverse effect on the Company’s financial position, results of operations or cash flows.
Asbestos litigation
One of our subsidiaries has been named as one of many defendants in a number of product liability claims for alleged exposure to asbestos used in valves. These lawsuits are typically filed on behalf of plaintiffs who allege exposure to asbestos, against numerous defendants, often forty or more, who are alleged to have manufactured or distributed products containing asbestos. The injuries alleged by plaintiffs in these cases range from mesothelioma and other cancers to asbestosis. The earliest claims against our subsidiary were filed in New Jersey in 1998, and our subsidiary currently has active cases in New Jersey, New York, and Illinois. These complaints do not typically include requests for a specific amount of damages. Our subsidiary acquired the trademark for the product line in question in 1985. To date, most of the claims against our subsidiary alleging illnesses due to asbestos have generally been based on products manufactured by the previous owner prior to 1985 that are alleged to have contained asbestos. Many claimants alleging illnesses due to asbestos sue on the basis of exposure prior to 1985, as by that date the hazards of asbestos exposure were well known and asbestos had begun to fall into disuse. Our subsidiary has been successful in obtaining dismissals in most lawsuits without any cash contribution including because the “successor liability” law in most states does not hold a purchaser in good faith liable for the actions of the seller prior to the acquisition date unless the purchaser contractually assumed the liabilities, which our subsidiary did not. There are exceptions to the successor liability doctrine in many states, so there are no assurances that our subsidiary will not be found liable for the actions of its predecessor. The law in other states on so called “successor liability” may be different or ambiguous in this regard, and could also expose our subsidiary to liability. Our subsidiary could also be found liable should a trier of fact reject our subsidiary’s position that it is not responsible for the alleged asbestos injuries, such as in a case where a plaintiff alleges post-1985 exposure. To date, asbestos claims had no material adverse effect on our business, financial condition, results of operations, or cash flow, as our annual out-of-pocket costs over the last five years have been less than $250,000. There were an average of approximately 28 new cases filed against our subsidiary in each of last two years, and a significant number of existing cases were dismissed, settled or otherwise disposed of over the last year. We currently have approximately 105 lawsuits pending against this subsidiary. Our subsidiary has over $17 million in face amount of insurance per occurrence and over $23 million of aggregate primary insurance coverage. In addition, our subsidiary has over $950 million in face amount of excess coverage applicable to the claims. There can be no guarantee that all of this can be collected due to policy terms and conditions, erosion of policy limits, and insurer insolvencies in the past or in the future. In January 2011, we entered into an agreement with seven of our primary insurers under which they have agreed to pay 80% of the costs of handling and settling each asbestos claim against the affected subsidiary until the applicable primary policy limits are exhausted. The insurers’ portion of the settlements is funded by our primary insurance limits, which are eroded only by settlements and not legal fees. Approximately $2.5 million in settlements has been paid by insurers and our subsidiary to date, with approximately $85,000 paid over the course of the last two years. Our subsidiary and the subscribing insurers have the right to withdraw from this agreement, but to date, no party has exercised this right or expressed an intent to do so for reasons other than the exhaustion of their limits.
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

Forum Energy Technologies, Inc. and subsidiaries
Notes to consolidated financial statements (continued)
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
Operating leases
The Company has operating leases for warehouses, office space, manufacturing facilities and equipment. The leases generally require the Company to pay certain expenses including taxes, insurance, maintenance, and utilities. See Note 8 Leases for further information.
Letters of credit and guarantees
The Company executes letters of credit in the normal course of business to secure the delivery of product from specific vendors and also to guarantee the Company fulfills certain performance obligations relating to certain large contracts. At December 31, 2025 and 2024, the Company had $36.2 million and $17.8 million in letters of credit outstanding, respectively.
12. Earnings (Loss) Per Share
The reconciliation of basic and diluted earnings per share for each period presented was as follows (dollars and shares in thousands, except per share amounts):

	Year ended December 31,
	2025	2024
Net loss	$(9,660)	$(135,326)

Basic - weighted average shares outstanding	11,883	12,299
Dilutive effect of stock options and restricted shares	—	—
Diluted - weighted average shares outstanding	11,883	12,299

Loss per share
Basic	$(0.81)	$(11.00)
Diluted	$(0.81)	$(11.00)
For the year ended December 31, 2025, we excluded approximately 828 thousand shares of potentially dilutive restricted shares and stock options in calculating diluted earnings per share as the effect was anti-dilutive due to net losses incurred for the period. Diluted earnings per share was calculated using treasury stock method for the restricted shares and stock options.
13. Employee Benefits
We sponsor a 401(k) savings plan for U.S. employees and similar savings plans for certain non-U.S. employees. These plans benefit eligible employees by allowing them the opportunity to make contributions up to certain limits. We contribute by matching a percentage of each employee’s contributions. We also have the discretion to provide a profit sharing contribution to each participant depending on the Company’s performance for the applicable year. The expense under the Company’s retirement plan was $5.6 million and $5.4 million for the years ended December 31, 2025 and 2024, respectively.

Forum Energy Technologies, Inc. and subsidiaries
Notes to consolidated financial statements (continued)
14. Long-Term Incentive Compensation
Stock-based compensation
In August 2010, we adopted the 2010 Stock Incentive Plan (“2010 Plan”) to allow for employees, directors and consultants of the Company and its subsidiaries to share in stock ownership in the Company through the award of stock options, restricted stock, restricted stock units, performance shares or any combination thereof. Under the terms of the 2010 Plan, a total of 925 thousand shares were authorized for issuance pursuant to awards. Following the adoption of the 2016 Plan (as described below), no further awards have been or will be granted under the 2010 Plan, but outstanding awards under the 2010 Plan will continue to be governed by its terms.
In May 2016, we adopted a new 2016 Stock and Incentive Plan (the “2016 Plan”), under which we initially reserved a total of 285 thousand shares. Our stockholders approved amendments to the 2016 Plan in May 2019, May 2020, May 2022 and May 2024, increasing the shares authorized for issuance thereunder to 1.4 million shares. On May 9, 2025, shareholders approved an additional 600 thousand shares added to the 2016 Plan. Approximately 711 thousand shares remained available under the 2016 Plan for future grants as of December 31, 2025.
The total amount of stock-based compensation expense recorded was $9.0 million and $7.1 million for the years ended December 31, 2025 and 2024, respectively. As of December 31, 2025, the Company expects to record stock based compensation expense of approximately $7.0 million over a weighted average remaining term of approximately two years. Future grants will result in additional compensation expense.
Restricted stock
Restricted stock generally vests over a period of one year from the date of grant. The following table provides additional information related to our restricted stock:

2025 Activity	Restricted stock (shares in thousands)
Nonvested at December 31, 2024	40
Granted	42
Vested	(40)
Forfeited	—
Nonvested at December 31, 2025	42
During 2025, the Company granted 42 thousand time-based restricted stock to non-employee members of the Board of Directors that vest after one year.
The weighted average grant date fair value of restricted stock granted during the year ended December 31, 2025 and 2024 was $17.88 and $18.81 per share, respectively. No restricted stock vested during 2024.
Restricted stock units
Restricted stock units generally vest over a one to three year period from the date of grant. The following table provides additional information related to our restricted stock units:

2025 Activity	Restricted stock units (shares in thousands)
Nonvested at December 31, 2024	329
Granted	199
Vested	(148)
Forfeited	—
Nonvested at December 31, 2025	380
Of the restricted stock units granted during 2025, 190 thousand shares vest ratably over three years. Also, during 2025, the Company granted 9 thousand time-based restricted stock units to a non-employee member of the Board of Directors that vest after one year.

Forum Energy Technologies, Inc. and subsidiaries
Notes to consolidated financial statements (continued)
The weighted average grant date fair value of the restricted stock units was $17.53 and $19.73 per share during the years ended December 31, 2025, and 2024, respectively. The total grant date fair value of units vested was $3.2 million and $3.0 million during 2025 and 2024, respectively.
Performance share awards
During 2025, the Company granted 95,197 performance restricted stock units (assuming target performance) to employees that vest based upon the Company's total shareholder return compared to the total shareholder return of a group of peer companies over three different performance periods. The performance periods run from January 1, 2025 through December 31, 2025, January 1, 2025 through December 31, 2026 and January 1, 2025 through December 31, 2027, and one-third of each award is allocated to each performance period. The performance restricted stock units may settle for between 0% and 200% of the target units granted.
During 2025, the Company granted 95,197 performance restricted stock units (assuming target performance) to employees that vest based upon the Company's free cash flow over three different performance periods. The performance periods run from January 1, 2025 through December 31, 2025, January 1, 2025 through December 31, 2026 and January 1, 2025 through December 31, 2027, and one-third of each award is allocated to each performance period. The performance restricted stock units may settle for between 0% and 200% of the target units granted.
During 2025, the Company granted 114,000 performance restricted stock units (assuming target performance) to employees that vest based upon the Company achieving minimum stock price threshold of $21.91 per share, for 20 consecutive trading days during the period commencing on March 5, 2025 and ending on the third anniversary thereof.
The weighted average grant date fair value of the performance restricted stock units was $18.37 and $19.79 per share during the years ended December 31, 2025, and 2024, respectively. The total grant date fair value of units vested was $1.0 million and $0.6 million during 2025 and 2024, respectively.
15. Business Segments
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
The Company’s reportable segments are strategic units that offer distinct products and services. They are managed separately since each business segment requires different marketing strategies. Operating segments have not been aggregated as part of a reportable segment. This segmentation is representative of the manner in which our Chief Operating Decision Maker (“CODM”) and our board of directors make decisions on how to allocate resources and assess performance. We consider the CODM to be the Chief Executive Officer.
The CODM evaluates segment performance based on operating income through monitoring actual results compared to strategic plans and forecasts on a quarterly basis. This analysis guides our CODM's decision-making processes, particularly in evaluating segment profitability, optimizing resource allocation, and managing costs effectively.

Forum Energy Technologies, Inc. and subsidiaries
Notes to consolidated financial statements (continued)
Summary financial data by reportable segment follows (in thousands):

Year ended December 31, 2025	Drilling and Completions	Artificial Lift and Downhole	Total
Revenue from external customers	$476,689	$314,785	$791,474
Intersegment revenue	502	—	502
Segment revenue	477,191	314,785	791,976
Elimination of intersegment revenue			(502)
Total consolidated revenue			791,474
Less:
Cost of sales	375,633	197,307	572,940
Selling, general and administrative expenses	88,723	76,304	165,027
Segment operating income	$12,835	$41,174	$54,009

Reconciliation to income (loss) before income taxes
Segment operating income			$54,009
Less:
Other corporate expenses			34,878
Transaction expenses			546
Gain on sale-leaseback transactions			(11,182)
Loss (gain) on disposal of assets and other			(378)
Interest expense			18,312
Foreign exchange losses (gains) and other, net			(4,754)
Income (loss) before income taxes			$16,587

Year ended December 31, 2024	Drilling and Completions	Artificial Lift and Downhole	Total
Revenue from external customers	$470,767	$345,680	$816,447
Intersegment revenue	(22)	—	(22)
Total revenue	470,745	345,680	816,425
Less:
Cost of sales	348,878	212,536	561,414
Selling, general and administrative expenses	104,123	84,250	188,373
Segment operating income	17,744	48,894	66,638

Reconciliation to income (loss) before income taxes
Elimination of intersegment expenses			(22)
Other corporate expenses			30,952
Transaction expenses			7,728
Impairment of intangible assets			119,123
Gain on sale-leaseback transactions			(4,860)
Loss (gain) on disposal of assets and other			484
Interest expense			31,490
Foreign exchange losses (gains) and other, net			7,315
Loss on extinguishment of debt			2,854
Income (loss) before income taxes			$(128,426)

Forum Energy Technologies, Inc. and subsidiaries
Notes to consolidated financial statements (continued)
A summary of depreciation and amortization by reportable segment is as follows (in thousands):

	Year ended December 31,
	2025	2024
Depreciation and amortization
Drilling and Completions	$11,668	$28,181
Artificial Lift and Downhole	22,025	25,349
Corporate	62	187
Total depreciation and amortization	$33,755	$53,717
A summary of capital expenditures by reportable segment is as follows (in thousands):

	Year ended December 31,
Capital expenditures	2025	2024
Drilling and Completions	$4,117	$5,974
Artificial Lift and Downhole	1,773	1,413
Corporate	125	758
Total capital expenditures	$6,015	$8,145
A summary of consolidated assets by reportable segment is as follows (in thousands):

	Year ended December 31,
Assets	2025	2024
Drilling and Completions	$385,401	$418,583
Artificial Lift and Downhole	353,505	371,178
Corporate	13,549	26,193
Total assets	$752,455	$815,954
Corporate assets primarily include cash, certain prepaid expenses and deferred loan costs.
A summary of long-lived assets by geography is as follows (in thousands):

	December 31,
Long-lived assets	2025	2024
United States	$123,407	$125,373
Canada	149,144	172,740
Europe & Africa	26,150	19,196
Middle East	4,833	2,951
Asia-Pacific	33	53
Latin America	4	4
Total long-lived assets	$303,571	$320,317

Forum Energy Technologies, Inc. and subsidiaries
Notes to consolidated financial statements (continued)
The following table presents our revenues disaggregated by product line (in thousands):

	Year ended December 31,
	2025		2024
Revenue	$	%	$	%
United States	$402,011	50.8%	$415,132	50.9%
Canada	135,129	17.1%	152,168	18.6%
Middle East	86,460	10.9%	91,500	11.2%
Europe & Africa	84,768	10.7%	76,712	9.4%
Asia-Pacific	47,753	6.0%	43,971	5.4%
Latin America	35,353	4.5%	36,942	4.5%
Total revenue	$791,474	100.0%	$816,425	100.0%
The following table presents our revenues disaggregated by product line (in thousands):

	Year ended December 31,
	2025		2024
Revenue	$	%	$	%
Drilling	$132,906	16.9%	$143,269	17.6%
Subsea	97,624	12.3%	78,118	9.6%
Stimulation and Intervention	135,409	17.1%	144,879	17.7%
Coiled Tubing	111,252	14.1%	104,501	12.8%
Downhole	194,825	24.6%	207,430	25.4%
Production Equipment	73,942	9.3%	76,251	9.3%
Valve Solutions	46,018	5.8%	61,999	7.6%
Eliminations	(502)	(0.1)%	(22)	—%
Total revenue	$791,474	100.0%	$816,425	100.0%
16. Subsequent Events
In February 2026, the Company entered into an amendment (the “Credit Agreement Amendment”) to our Credit Facility. The Credit Agreement Amendment (i) extended the scheduled maturity date from September 8, 2028 to February 4, 2031, (ii) revised the interest rate margin over SOFR applicable to outstanding loans, previously ranging from 2.25% to 2.75% determined based on the Company’s total net leverage ratio, to instead range from 2.00% to 2.50%, determined based on excess availability under the Credit Facility and (iii) increase the U.S. letter of credit sublimit from $70.0 million to $100.0 million. The Canadian letter of credit sublimit remains at $10.0 million.

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
Our management, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b) as of December 31, 2025. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2025.
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
Our management performed an assessment of the overall effectiveness of our internal control over financial reporting as of December 31, 2025, utilizing the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has concluded that the Company’s internal control over financial reporting is effective as of December 31, 2025.
Changes in Internal Control Over Financial Reporting
There have been no changes in internal control over financial reporting during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and the Board of Directors of Forum Energy Technologies, Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Forum Energy Technologies, Inc. and subsidiaries (the “Company”) as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2025, of the Company and our report dated February 27, 2026 expressed an unqualified opinion on those financial statements.

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
/s/ Deloitte & Touche LLP
Houston, Texas
February 27, 2026

Item 9B. Other information
Rule 10b5-1 Trading Plan
During the three months ended December 31, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
Item 10. Directors, executive officers and corporate governance
Information required by this item is incorporated herein by reference to our Proxy Statement for the 2026 Annual Meeting of Stockholders.
Code of Ethics
We have adopted a Financial Code of Ethics, which applies to our Chief Executive Officer, Chief Financial Officer (or other principal financial officer), Chief Accounting Officer (or other principal accounting officer) and other senior financial officers. We have posted a copy of the code under “Corporate Governance” in the “Investors” section of our website at www.f-e-t.com. Copies of the code may be obtained free of charge on our website. Any waivers of the code must be approved by our board of directors or a designated committee of our board of directors. Any change to, or waiver from, the Code of Ethics will be promptly disclosed as required by applicable U.S. federal securities laws and the corporate governance rules of the NYSE and NYSE Texas.

Item 11. Executive compensation
Certain information required by this item is incorporated herein by reference to our Proxy Statement for the 2026 Annual Meeting of Stockholders.
Item 12. Security ownership of certain beneficial owners and management and related stockholder matters
Information required by this item is incorporated herein by reference to our Proxy Statement for the 2026 Annual Meeting of Stockholders.
Item 13. Certain Relationships and Related Transactions, and Director Independence
Information required by this item is incorporated herein by reference to our Proxy Statement for the 2026 Annual Meeting of Stockholders.
Item 14. Principal accountant fees and services
Our independent registered public accounting firm is Deloitte & Touche LLP, Houston, Texas, PCAOB ID No. 34.
Information required by this item is incorporated herein by reference to our Proxy Statement for the 2026 Annual Meeting of Stockholders.
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

3.4*
Certificate of Amendment to the Third Amended and Restated Certificate of Incorporation of Forum Energy Technologies, Inc. filed on May 12, 2025 (incorporated herein by reference to Exhibit 3.1 on the Company’s Current Report on Form 8-K, filed on May 13, 2025).

4.1*	Form of Common Stock Certificate (incorporated herein by reference to Exhibit 4.1 to Amendment No. 3 to the Company’s Registration Statement, filed on December 29, 2011).

4.2*
Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (incorporated herein by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q, filed August 8, 2025).

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

10.2*#
Form of Indemnification Agreement between Forum Energy Technologies and each of the directors identified on Annex A thereto (incorporated herein by reference to Exhibit 10.11 to the Company’s Registration Statement, filed on August 31, 2011).

10.3*#
Form of Indemnification Agreement (as of December 2023) between Forum Energy Technologies and its directors and executive officers party thereto (incorporated herein by reference to Exhibit 10.7 to the Company's Annual Report on Form 10-K, filed on March 5, 2024).

10.4*#	Forum Energy Technologies, Inc. Severance Plan (incorporated herein by reference to Exhibit 10.15 to the Company’s Registration Statement, filed on August 31, 2011).

10.5*#
Severance Agreement dated as of February 16, 2018 between Forum Energy Technologies, Inc. and Michael D. Danford (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on February 21, 2018).

10.6*#
Severance Agreement dated as of September 1, 2018 between Forum Energy Technologies, Inc. and D. Lyle Williams (incorporated herein by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-K, filed on February 28, 2019).

10.7*#	Form of Nonstatutory Stock Option Agreement (Employees and Consultants) (incorporated herein by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q, filed on May 2, 2017).

10.8*#	Form of Nonstatutory Stock Option Agreement (Employees and Consultants) (incorporated herein by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q, filed on May 2, 2018).

10.9*#
Severance Agreement dated as of February 15, 2019 between Forum Energy Technologies, Inc. and John C. Ivascu (incorporated herein by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q, filed on May 1, 2019).

10.10*
Third Amended and Restated Credit Agreement, dated as of October 30, 2017, by and among Forum Energy Technologies, Inc., Forum Canada ULC, Wells Fargo Bank, National Association, as administrative agent, and the lenders party thereto (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on November 2, 2017).

10.11*
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

10.12*
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

10.13*#
Amendment No. 4 to Third Amended and Restated Credit Agreement, dated as of March 30, 2023, by and among Forum Energy Technologies, Inc., Forum Canada ULC, Wells Fargo Bank, National Association, as administrative agent, and the lenders party thereto (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed on August 4, 2023).

10.14*#
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

10.15*
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

10.16*#
Forum Second Amended and Restated 2016 Stock and Incentive Plan (As amended through May 10, 2024) (incorporated by reference to Exhibit 10.1 to Forum's Current Report on Form 8-K filed on May 15, 2024).

10.17*#	Form of 2023 Performance Restricted Stock Unit Agreement (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed on May 5, 2023).

10.18*#	Form of 2023 Restricted Stock Unit Agreement (incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, filed on May 5, 2023).

10.19*#	Form of 2023 Employee Cash Award (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed on November 3, 2023).

10.20*#	Form of 2023 Non-Employee Director Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.40 to the Company’s Annual Report on Form 10-K, filed on March 5, 2024).

10.21*#	Form of 2024 Performance Restricted Stock Unit Agreement – Executive (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed on May 3, 2024).

10.22*#	Form of 2024 Restricted Stock Unit Agreement – Executive (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, filed on May 3, 2024).

10.23*#
Form of 2024 Performance Restricted Stock Unit Agreement (with Cash Settlement Option) – Executive (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q, filed on May 3, 2024).

10.24*#	Form of 2024 Restricted Stock Unit Agreement (with Cash Settlement Option) – Executive (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q, filed on May 3, 2024).

10.25*#	Form of 2024 Restricted Stock Unit Agreement - Non Executive Director (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q, filed on May 3, 2024).

10.26*#	Form of 2024 Restricted Stock Award Agreement - Non Executive Director (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q, filed on May 3, 2024).

10.27*#	Form of 2024 Cash Award Agreement – Executive (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q, filed on May 3, 2024).

10.28*
Investor Rights Agreement, dated as of January 4, 2024, by and among Forum Energy Technologies, Inc., the Sellers and James Nurcombe (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on January 8, 2024).

10.29*#	Form of 2025 Restricted Stock Unit Agreement – Executive (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed on May 2, 2025).

10.30*#	Form of 2025 Performance Restricted Stock Unit Agreement (Relative TSR) – Executive (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, filed on May 2, 2025).

10.31*#	Form of 2025 Performance Restricted Stock Unit Agreement (Free Cash Flow) – Executive (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q, filed on May 2, 2025).

10.32*#
Form of 2025 Performance Restricted Stock Unit Agreement (Stock Price Hurdle) – Executive (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q, filed on May 2, 2025).

10.33*#	Form of 2025 Restricted Stock Unit Agreement - Non Executive Director (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q, filed on May 2, 2025).

10.34*#	Form of 2025 Restricted Stock Award Agreement - Non Executive Director (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q, filed on May 2, 2025).

10.35*#	Second Amended and Restated 2016 Stock and Incentive Plan, as amended through May 9, 2025 (incorporated by reference to Exhibit 10.1 to Forum's Current Report on Form 8-K filed on May 13, 2025).

19.1*	Forum Energy Technologies, Inc. Insider Trading Policy (incorporated by reference to Exhibit 19.1 to Company's Annual Report on Form 10-K filed on March 3, 2025).

21.1**	Subsidiaries of Forum Energy Technologies, Inc.

23.1**	Consent of Deloitte & Touche LLP.

31.1**	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1***	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2***	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1*	Forum Energy Technologies, Inc. Clawback Policy (incorporated by reference to Exhibit 97.1 to Forum’s Annual Report on Form 10-K filed on March 5, 2024).

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.

104**	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
* Previously filed.
** Filed herewith.
*** Furnished herewith.
# Identifies management contracts and compensatory plans or arrangements.

Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FORUM ENERGY TECHNOLOGIES, INC.
	By:	/s/ D. Lyle Williams, Jr.
February 27, 2026		D. Lyle Williams, Jr.
Executive Vice President and Chief Financial Officer
(As Duly Authorized Officer and Principal Financial Officer)

February 27, 2026	By:	/s/ Katherine C. Keller
Katherine C. Keller
Senior Vice President and Chief Accounting Officer
(As Duly Authorized Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Neal A. Lux	President, Chief Executive Officer and Director (Principal Executive Officer)	February 27, 2026
Neal A. Lux

/s/ D. Lyle Williams, Jr.	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 27, 2026
D. Lyle Williams, Jr.

/s/ Katherine C. Keller	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 27, 2026
Katherine C. Keller

/s/ Michael McShane	Chairman of the Board	February 27, 2026
Michael McShane

/s/ Evelyn M. Angelle	Director	February 27, 2026
Evelyn M. Angelle

/s/ Leslie A. Beyer	Director	February 27, 2026
Leslie A. Beyer

/s/ John A. Carrig	Director	February 27, 2026
John A. Carrig

/s/ Aron H. Marquez	Director	February 27, 2026
Aron H. Marquez

/s/ Louis A. Raspino	Director	February 27, 2026
Louis A. Raspino

/s/ Paul E. Rowsey III	Director	February 27, 2026
Paul E. Rowsey III

/s/ Mark W. Smith	Director	February 27, 2026
Mark W. Smith