Form 10-Q
period 2026-03-31
FORUM ENERGY TECHNOLOGIES, INC.
filed 2026-05-01
CIK 1401257

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________
Form 10-Q
___________________________________

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2026

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of April 24, 2026, there were 11,304,286 common shares outstanding.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
Forum Energy Technologies, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended March 31,
(in thousands, except per share information)	2026	2025
Revenue	$208,700	$193,279
Cost of sales	147,709	134,918
Gross profit	60,991	58,361
Operating expenses
Selling, general and administrative expenses	50,008	49,383
Transaction expenses	148	51
Loss (gain) on disposal of assets and other	(170)	123
Total operating expenses	49,986	49,557
Operating income	11,005	8,804
Other expense (income)
Interest expense	4,141	4,983
Foreign exchange gains and other, net	(523)	(1,068)
Total other expense	3,618	3,915
Income before taxes	7,387	4,889
Income tax expense	2,895	3,767
Net income	$4,492	$1,122

Weighted average shares outstanding
Basic	11,214	12,303
Diluted	11,641	12,568
Earnings per share
Basic	$0.40	$0.09
Diluted	$0.39	$0.09

Other comprehensive income (loss), net of tax of $0 and $0 :
Net income	$4,492	$1,122
Change in foreign currency translation	(3,612)	484
Gain (loss) on pension liability	(17)	36
Comprehensive income	$863	$1,642
The accompanying notes are an integral part of these condensed consolidated financial statements.

Forum Energy Technologies, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)

(in thousands, except share information)	March 31, 2026	December 31, 2025
Assets
Current assets
Cash and cash equivalents	$37,488	$34,661
Accounts receivable—trade, net of allowances of $9,611 and $8,953	155,480	142,396
Inventories, net	236,412	239,420
Prepaid expenses and other current assets	21,907	23,017
Costs and estimated profits in excess of billings	12,894	9,369
Accrued revenue	135	21
Total current assets	464,316	448,884
Property and equipment, net of accumulated depreciation	49,590	51,905
Operating lease assets	83,217	80,733
Deferred financing costs, net	3,085	1,580
Goodwill	63,779	64,667
Intangible assets, net	87,962	93,637
Deferred income taxes, net	7,725	7,887
Other long-term assets	3,391	3,162
Total assets	$763,065	$752,455
Liabilities and equity
Current liabilities
Current portion of long-term debt	$1,383	$1,407
Accounts payable—trade	114,689	94,561
Accrued liabilities	63,834	76,244
Deferred revenue	17,220	17,438
Billings in excess of costs and profits recognized	11,486	16,884
Total current liabilities	208,612	206,534
Long-term debt, net of current portion	152,337	134,521
Deferred income taxes, net	19,234	20,425
Operating lease liabilities	86,476	83,957
Other long-term liabilities	15,723	15,875
Total liabilities	482,382	461,312
Commitments and contingencies
Equity
Common stock, $0.01 par value, 29,600,000 shares authorized, 13,507,226 and 13,192,818 shares issued	135	132
Additional paid-in capital	1,420,832	1,427,589
Treasury stock at cost, 2,188,713 and 2,095,969 shares	(181,238)	(176,669)
Retained deficit	(839,965)	(844,457)
Accumulated other comprehensive loss	(119,081)	(115,452)
Total equity	280,683	291,143
Total liabilities and equity	$763,065	$752,455
The accompanying notes are an integral part of these condensed consolidated financial statements.

Forum Energy Technologies, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
(in thousands)	2026	2025
Cash flows from operating activities
Net income	$4,492	$1,122
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	3,186	3,689
Amortization of intangible assets	4,616	5,286
Inventory write-down	397	390
Stock-based compensation expense	2,520	1,818
Deferred income taxes	(846)	(1,559)
Other	1,438	334
Changes in operating assets and liabilities
Accounts receivable—trade	(14,810)	1,113
Inventories	1,756	2,850
Prepaid expenses and other current assets	604	1,740
Cost and estimated profit in excess of billings	(3,663)	(27)
Accounts payable, deferred revenue and other accrued liabilities	7,292	(8,587)
Billings in excess of costs and profits recognized	(5,355)	1,157
Net cash provided by operating activities	1,627	9,326
Cash flows from investing activities
Capital expenditures for property and equipment	(256)	(2,110)
Proceeds from sale of property and equipment	3	14
Net cash used in investing activities	(253)	(2,096)
Cash flows from financing activities
Borrowings on Credit Facility	137,934	132,038
Repayments on Credit Facility	(120,163)	(148,585)
Payment of capital lease obligations	(417)	(455)
Deferred financing costs	(1,659)	(693)
Repurchases of stock	(4,569)	(1,997)
Payment of withheld taxes on stock-based compensation plans	(9,274)	(1,321)
Net cash provided by (used in) financing activities	1,852	(21,013)
Effect of exchange rate changes on cash	(399)	265
Net increase (decrease) in cash, cash equivalents and restricted cash	2,827	(13,518)
Cash, cash equivalents and restricted cash at beginning of period	34,661	44,661
Cash, cash equivalents and restricted cash at end of period	$37,488	$31,143

Supplemental cash flow disclosures
Cash paid for interest	$1,094	$1,942
Cash paid for income taxes	7,819	1,585

Noncash activities
Operating lease assets obtained in exchange for lease obligations	$5,397	$629
Finance lease assets obtained in exchange for lease obligations	185	262
Accrued purchases of property and equipment	833	814
The accompanying notes are an integral part of these condensed consolidated financial statements.

Forum Energy Technologies, Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited)

Three Months Ended March 31, 2026
(in thousands)	Common stock	Additional paid-in capital	Treasury stock	Retained deficit	Accumulated other comprehensive income / (loss)	Total equity
Balance at December 31, 2025	$132	$1,427,589	$(176,669)	$(844,457)	$(115,452)	$291,143
Stock-based compensation expense	—	2,520	—	—	—	2,520
Restricted stock issuance, net of shares withheld for taxes	3	(9,277)	—	—	—	(9,274)
Treasury stock	—	—	(4,569)	—	—	(4,569)
Currency translation adjustment	—	—	—	—	(3,612)	(3,612)
Change in pension liability	—	—	—	—	(17)	(17)
Net income	—	—	—	4,492	—	4,492
Balance at March 31, 2026	$135	$1,420,832	$(181,238)	$(839,965)	$(119,081)	$280,683
The accompanying notes are an integral part of these condensed consolidated financial statements.

Forum Energy Technologies, Inc. and subsidiaries
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited)

Three Months Ended March 31, 2025
(in thousands)	Common stock	Additional paid-in capital	Treasury stock	Retained deficit	Accumulated other comprehensive income / (loss)	Total equity
Balance at December 31, 2024	$130	$1,419,871	$(142,057)	$(834,797)	$(123,247)	$319,900
Stock-based compensation expense	—	1,818	—	—	—	1,818
Restricted stock issuance, net of shares withheld for taxes	2	(1,323)	—	—	—	(1,321)
Treasury stock	—	—	(1,997)	—	—	(1,997)
Currency translation adjustment	—	—	—	—	484	484
Change in pension liability	—	—	—	—	36	36
Net income	—	—	—	1,122	—	1,122
Balance at March 31, 2025	$132	$1,420,366	$(144,054)	$(833,675)	$(122,727)	$320,042
The accompanying notes are an integral part of these condensed consolidated financial statements.

Forum Energy Technologies, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1. Organization and Basis of Presentation
Forum Energy Technologies, Inc. (the “Company,” “FET®,” “we,” “our,” or “us”), a Delaware corporation, is a global manufacturing company serving the oil, natural gas, defense and renewable energy industries. With headquarters located in Houston, Texas, FET optimizes customer operations by improving safety, increasing efficiency, and reducing environmental impact.
Basis of Presentation
The Company's accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany transactions have been eliminated in consolidation.
In management's opinion, all adjustments, consisting of normal recurring adjustments, necessary for the fair statement of the Company’s financial position, results of operations and cash flows have been included. Operating results for the three months ended March 31, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026 or any other interim period.
These interim financial statements are unaudited and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America (“U.S. GAAP”) for complete consolidated financial statements and should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2025, which are included in the Company’s 2025 Annual Report on Form 10-K filed with the SEC on February 27, 2026.
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
3. Revenue
Revenue is recognized when control of the promised goods or services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to receive in exchange for those goods or services. For a detailed discussion of our revenue recognition policies, refer to the Company’s 2025 Annual Report on Form 10-K.
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

Forum Energy Technologies, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
The following table reflects the changes in our contract assets and contract liabilities balances for the three months ended March 31, 2026 (in thousands):

	March 31, 2026	December 31, 2025	Increase (Decrease)
			$	%
Accrued revenue	$135	$21
Costs and estimated profits in excess of billings	12,894	9,369
Contract assets	$13,029	$9,390	$3,639	39%

Deferred revenue	$17,220	$17,438
Billings in excess of costs and profits recognized	11,486	16,884
Contract liabilities	$28,706	$34,322	$(5,616)	(16)%
During the three months ended March 31, 2026, our contract assets increased by $3.6 million and our contract liabilities decreased $5.6 million primarily due to the timing of milestone billings for projects in our Subsea product line.
During the three months ended March 31, 2026, we recognized $16.2 million of revenue that was included in the contract liabilities balance at the beginning of the period.
As of March 31, 2026, the Company’s remaining performance obligations totaled approximately $44.2 million related to contracts with an original expected duration of greater than one year. The remaining performance obligations represent contracted revenue that has not yet been recognized and excludes amounts related to contracts with an original expected duration of one year or less, for which the Company has elected the practical expedient under ASC 606.
The Company expects to recognize approximately $17.4 million of the remaining performance obligations over the next twelve months, with the remainder recognized thereafter, generally over the remaining contract terms, which extend up to three years. Actual timing of revenue recognition may vary due to changes in project scope, execution schedules, or other factors.
4. Inventories
The Company's significant components of inventory at March 31, 2026 and December 31, 2025 were as follows (in thousands):

	March 31, 2026	December 31, 2025
Raw materials and parts	$90,738	$95,617
Work in process	24,722	26,001
Finished goods	143,485	140,822
Total inventories	258,945	262,440
Less: inventory reserve	(22,533)	(23,020)
Inventories, net	$236,412	$239,420

Forum Energy Technologies, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
5. Goodwill and Intangible Assets
Goodwill
The changes in the carrying amount of goodwill from December 31, 2025 to March 31, 2026, were as follows (in thousands):

Artificial Lift and Downhole
Goodwill, December 31, 2025	$64,667
Impact on non-U.S. local currency translation	(888)
Goodwill, March 31, 2026	$63,779
Goodwill is not amortized and is tested for impairment at least annually or when events and circumstances indicate that fair value may be below its carrying value.
Intangible Assets
Intangible assets consisted of the following as of March 31, 2026 and December 31, 2025, respectively (in thousands):

	March 31, 2026
	Gross Carrying Amount	Accumulated Amortization	Net Intangibles	Amortization Period (In Years)
Customer relationships	$214,684	$(141,502)	$73,182	3 - 15
Patents and technology	29,984	(20,605)	9,379	10 - 19
Trade names and other	27,911	(22,510)	5,401	3 - 19
Total intangible assets	$272,579	$(184,617)	$87,962

	December 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Intangibles	Amortization Period (In Years)
Customer relationships	$216,559	$(138,510)	$78,049	3 - 15
Patents and technology	30,122	(20,241)	9,881	10 - 19
Trade names and other	28,040	(22,333)	5,707	3 - 19
Total intangible assets	$274,721	$(181,084)	$93,637
Intangible assets with definite lives are tested for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable.

Forum Energy Technologies, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
6. Debt
Debt as of March 31, 2026 and December 31, 2025 consisted of the following (in thousands):

	March 31, 2026	December 31, 2025
2029 Bonds	$100,000	$100,000
Credit Facility	55,053	37,282
Other debt	3,751	4,008
Long-term debt, principal amount	158,804	141,290
Debt issuance cost	(5,084)	(5,362)
Long-term debt, carrying value	153,720	135,928
Less: current portion	(1,383)	(1,407)
Long-term debt, net of current portion	$152,337	$134,521
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
The 2029 Bonds contain the following financial covenants: (i) a maximum leverage ratio of 4.0x; and (ii) a minimum liquidity test equal to $25.0 million, in each case, for the Company and its consolidated subsidiaries. The Bond Terms also contain certain equity cure rights with respect to such financial covenants. The 2029 Bonds are also subject to negative covenants as set forth in the Bond Terms. As of March 31, 2026, the Company was in compliance with all of its 2029 Bonds financial covenants.
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
Credit Facility
In February 2026, we amended our senior secured revolving credit facility (“Credit Facility”) to (i) extend the scheduled maturity date from September 8, 2028 to February 4, 2031, (ii) revise the interest rate margin over Secured Overnight Financing Rate (“SOFR”) applicable to outstanding loans, previously ranging from 2.25% to 2.75% determined based on the Company’s total net leverage ratio, to instead range from 2.00% to 2.50%, determined based on excess availability under the Credit Facility and (iii) increase the U.S. letter of credit sublimit from $70.0 million to $100.0 million. The Canadian letter of credit sublimit remains at $10.0 million U.S. dollar.

Forum Energy Technologies, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Following such amendment, the Credit Facility matures on the earliest of (a) February 4, 2031 and (b) the date that is 91 days prior to the maturity of the 2029 Bonds or any notes issued to refinance the 2029 Bonds (which will not apply if the 2029 Bonds or any such refinancing notes are repaid prior to such 91st day). The Credit Facility provides revolving credit commitments of $250.0 million (with a sublimit of up to $100.0 million available for the issuance of letters of credit for the account of the Company and certain of its domestic subsidiaries) (the “U.S. Line”), of which up to $50.0 million is available to certain of our Canadian subsidiaries for loans in U.S. or Canadian dollars (with a sublimit of up to $10.0 million U.S. dollar available for the issuance of letters of credit for the account of our Canadian subsidiaries) (the “Canadian Line”). Lender commitments under the Credit Facility, subject to certain limitations, may be increased by an additional $100.0 million.
Availability under the Credit Facility is subject to a borrowing base calculated by reference to eligible accounts receivable in the U.S., Canada and certain other jurisdictions (subject to a cap) and eligible inventory in the U.S. and Canada. Our borrowing capacity under the Credit Facility could be reduced or eliminated, depending on future fluctuations in our receivables and inventory. As of March 31, 2026, our total borrowing base was $149.0 million, of which amount $55.1 million was drawn and $40.3 million was used as security for outstanding letters of credit, resulting in remaining availability of $53.6 million.
Borrowings under the U.S. Line bear interest at a rate equal to, at our option, either (a) SOFR, subject to a floor of 0.00%, plus a margin of 2.00% to 2.50%, or (b) a base rate plus a margin of 1.00% to 1.50%, in each case based upon the Company's excess availability under the Credit Facility. The U.S. Line base rate is determined by reference to the greatest of (i) the federal funds rate plus 0.50% per annum, (ii) the one-month adjusted term SOFR plus 1.00% per annum, and (iii) the “prime rate” of interest announced by Wells Fargo Bank, National Association, subject to a floor of 0.00%.
Borrowings under the Canadian Line bear interest at a rate equal to, at our Canadian borrowers’ option, either (a) Canadian Overnight Repo Rate Average (“CORRA”), subject to a floor of 0.00%, plus a margin of 2.00% to 2.50%, or (b) a base rate plus a margin of 1.00% to 1.50%, in each case based upon the Company's excess availability under the Credit Facility. The Canadian Line base rate is determined by reference to the greater of (i) the one-month CORRA plus 1.00% per annum and (ii) the prime rate for Canadian dollar commercial loans made in Canada as reported by Thomson Reuters, subject to a floor of 0.00%.
The weighted average interest rate under the Credit Facility was approximately 6.39% and 7.55% for the three months ended March 31, 2026 and 2025, respectively.
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
As of March 31, 2026, the Company was in compliance with all of its Credit Facility financial covenants.
Other Debt
Other debt consists of various finance leases of equipment.
Letters of Credit and Guarantees
We execute letters of credit in the normal course of business to secure the delivery of product from specific vendors and also to guarantee our fulfillment of performance obligations relating to certain large contracts. The Company had $40.3 million and $36.2 million in total outstanding letters of credit as of March 31, 2026 and December 31, 2025, respectively.
7. Income Taxes
For interim periods, our income tax expense or benefit is computed based on our estimated annual effective tax rate and any discrete items that impact the interim periods. For the three months ended March 31, 2026 and 2025, the Company recorded a tax expense of $2.9 million and $3.8 million, respectively. The estimated annual effective tax rates for all periods were impacted by losses in jurisdictions where the recording of a tax benefit is not available. Furthermore, the tax expense or benefit recorded can vary from period to period depending on the Company’s relative mix of earnings and losses by jurisdiction.
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
We have deferred tax assets related to net operating loss and other tax carryforwards in the U.S. and in certain states and foreign jurisdictions. We recognize deferred tax assets to the extent that we believe these assets are more likely than not to be realized. In making such a determination, we consider all available positive and negative evidence, including, but not limited to, our recent history of pretax losses over the prior three year period, the goodwill and intangible asset impairments for various reporting units, the future reversals of existing taxable temporary differences, the projected future taxable income or loss and tax-planning. As of March 31, 2026, we do not anticipate being able to fully utilize all of the losses prior to their expiration in the following jurisdictions: the U.S., United Kingdom, Singapore and China. As a result, we have certain valuation allowances against our deferred tax assets as of March 31, 2026.
On July 4, 2025, President Trump signed into law the One Big Beautiful Bill Act ("OBBBA"). The OBBBA includes various provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The Company benefits from enhanced tax deductions related to interest, depreciation, and research and development expenses, partially offset by changes in U.S. taxation of foreign earnings.
8. Fair Value Measurements
The Company had $55.1 million and $100.0 million borrowings outstanding under the Credit Facility and 2029 Bonds as of March 31, 2026, respectively. The Credit Facility incurs interest at a variable interest rate and therefore, the carrying amount approximates fair value. The fair value of the debt is classified as a Level 2 measurement because interest rates charged are similar to other financial instruments with similar terms and maturities.

Forum Energy Technologies, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
The fair value of our 2029 Bonds is estimated using Level 2 inputs in the fair value hierarchy and is based on quoted prices for those or similar instruments. At March 31, 2026, the fair value and the carrying value of our 2029 Bonds approximated $105.2 million and $94.9 million, respectively. At December 31, 2025, the fair value and the carrying value of our 2029 Bonds approximated $103.5 million and $94.6 million, respectively.
There were no other significant outstanding financial instruments as of March 31, 2026 and December 31, 2025 that required measuring the amounts at fair value on a recurring basis. We did not change our valuation techniques associated with recurring fair value measurements from prior periods, and there were no transfers between levels of the fair value hierarchy during the three months ended March 31, 2026.
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
Summary financial data by segment follows (in thousands):

	Three Months Ended March 31, 2026
	Drilling and Completions	Artificial Lift and Downhole	Total
Revenue from external customers	$126,602	$82,098	$208,700
Intersegment revenue	137	—	137
Segment revenue	126,739	82,098	208,837
Elimination of intersegment revenue			(137)
Total consolidated revenue			208,700

Less:
Cost of sales	96,550	51,296	147,846
Selling, general and administrative expenses	21,280	19,218	40,498
Segment operating income	$8,909	$11,584	$20,493

Forum Energy Technologies, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

	Three Months Ended March 31, 2025
	Drilling and Completions	Artificial Lift and Downhole	Total
Revenue from external customers	$115,483	$77,796	$193,279
Intersegment revenue	86	—	86
Segment revenue	115,569	77,796	193,365
Elimination of intersegment revenue			(86)
Total consolidated revenue			193,279

Less:
Cost of sales	84,354	50,650	135,004
Selling, general and administrative expenses	21,836	19,849	41,685
Segment operating income	$9,379	$7,297	$16,676
A reconciliation of segment operating income to income before income taxes is as follows (in thousands):

	Three Months Ended
	March 31,
	2026	2025
Segment operating income	$20,493	$16,676
Less:
Other corporate expenses	9,510	7,698
Transaction expenses	148	51
Loss (gain) on disposal of assets and other	(170)	123
Interest expense	4,141	4,983
Foreign exchange gains and other, net	(523)	(1,068)
Income before income taxes	$7,387	$4,889
A summary of consolidated assets by reportable segment is as follows (in thousands):

	March 31, 2026	December 31, 2025
Drilling and Completions	$393,251	$385,401
Artificial Lift and Downhole	353,218	353,505
Corporate	16,596	13,549
Total assets	$763,065	$752,455
Corporate assets primarily include cash, certain prepaid assets and deferred loan costs.

Forum Energy Technologies, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
The following table presents our revenues disaggregated by product line (in thousands):

	Three Months Ended
	March 31,
	2026	2025
Drilling	$32,730	$32,113
Subsea	35,495	22,140
Stimulation and Intervention	33,047	37,428
Coiled Tubing	25,467	23,888
Downhole	50,559	47,668
Production Equipment	18,750	19,059
Valve Solutions	12,789	11,069
Eliminations	(137)	(86)
Total revenue	$208,700	$193,279
The following table presents our revenues disaggregated by geography (in thousands):

	Three Months Ended
	March 31,
	2026	2025
United States	$93,138	$103,903
Canada	42,918	31,437
Europe & Africa	29,008	19,788
Middle East	19,045	19,645
Asia-Pacific	12,964	10,443
Latin America	11,627	8,063
Total revenue	$208,700	$193,279
10. Commitments and Contingencies
In the ordinary course of business, the Company is, and in the future could be, involved in various pending or threatened legal actions, some of which may or may not be covered by insurance. Management has reviewed such pending judicial and legal proceedings, the reasonably anticipated costs and expenses in connection with such proceedings, and the availability and limits of insurance coverage, and has established reserves that are believed to be appropriate in light of those outcomes that are believed to be probable and can be estimated. The reserves accrued at March 31, 2026 and December 31, 2025, respectively, are immaterial. In the opinion of management, the Company’s ultimate liability, if any, with respect to these actions is not expected to have a material adverse effect on the Company’s financial position, results of operations or cash flows.
For further disclosure regarding certain litigation matters, refer to Note 11 of the notes to the consolidated financial statements included in Item 8 of the Company’s 2025 Annual Report on Form 10-K filed with the SEC on February 27, 2026.

Forum Energy Technologies, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
11. Earnings Per Share
The calculation of basic and diluted earnings per share for each period presented was as follows (dollars and shares in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2026	2025
Net income	$4,492	$1,122

Weighted average shares outstanding - basic	11,214	12,303
Dilutive effect of stock options and restricted stock	427	265
Weighted average shares outstanding - diluted	11,641	12,568

Earnings per share
Basic	$0.40	$0.09
Diluted	$0.39	$0.09
For the three months ended March 31, 2026 and 2025, the diluted earnings per share excludes approximately 67 thousand and 9 thousand shares, respectively, because they were anti-dilutive. Diluted earnings per share was calculated using treasury stock method for the stock options and restricted stock.
12. Stock-based Compensation
Restricted Stock and Time-Based Restricted Stock Units
During the three months ended March 31, 2026, the Company granted 63,463 time-based restricted stock units to employees that vest ratably over three years. Also, during the three months ended March 31, 2026, the Company granted 14,239 time-based restricted stock and 7,668 time-based restricted stock units to non-employee members of the Board of Directors that vest after one year.
Performance Share Awards
During the three months ended March 31, 2026, the Company granted 31,735 performance restricted stock units (assuming target performance) to employees that vest based upon the Company's total shareholder return compared to the total shareholder return of a group of peer companies over three different performance periods. The performance periods run from January 1, 2026 through December 31, 2026, January 1, 2026 through December 31, 2027 and January 1, 2026 through December 31, 2028, and one-third of each award is allocated to each performance period. The performance restricted stock units may settle for between 0% and 200% of the target units granted.
During the three months ended March 31, 2026, the Company granted 60,704 performance restricted stock units (assuming target performance) to employees that vest based upon the Company's earnings before interest, taxes, depreciation and amortization expense over the performance period between January 1, 2026 through December 31, 2028. The performance restricted stock units may settle for between 0% and 200% of the target units granted.

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
All forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q. We disclaim any obligation to update or revise these statements unless required by law, and you should not place undue reliance on these forward-looking statements. Although we believe that our plans, intentions and expectations reflected in or suggested by the forward-looking statements we make in this Quarterly Report on Form 10-Q are reasonable, forward-looking statements are not guarantees of future performance and involve risks and uncertainties that may cause actual results to differ materially from our plans, intentions or expectations. This may be the result of various factors, including, but not limited to, those factors discussed in “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K filed with the SEC on February 27, 2026, and elsewhere in this Quarterly Report on Form 10-Q. These cautionary statements qualify all forward-looking statements attributable to us or persons acting on our behalf.
Overview
FET optimizes customer operations by improving safety, increasing efficiency, and reducing environmental impact. Our highly engineered products include capital equipment and consumable products. FET’s customers include oil and natural gas operators, oilfield service companies, pipeline and refinery operators, defense contractors and renewable energy companies. Consumable products are used by our customers in drilling, well construction and completion activities and at processing centers and refineries. Our capital products are directed at drilling rig equipment for constructing new or upgrading existing rigs, subsea construction and development projects, pressure pumping equipment, the placement of production equipment on new producing wells, downstream capital projects and capital equipment for renewable energy projects. For the three months ended March 31, 2026, approximately 75% of our revenue was derived from consumable products and activity-based equipment, while the balance was primarily derived from capital products with a small amount from rental and other services.
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
Market Conditions
Generally, demand for our products and services is highly correlated with the global drilling rig count. Customer activity and their associated budgets are heavily influenced by forecasted energy prices and production targets. Demand for our capital products is driven by the utilization of service company equipment, which is a function of equipment capacity and durability in demanding environments.
During the first quarter 2026, global oil and natural gas markets were heavily impacted by geopolitical developments and evolving supply dynamics, particularly in the Middle East. In March 2026, military actions involving the U.S., Israel and Iran introduced significant uncertainty into global energy markets. These developments caused concerns regarding the security of supply and became more elevated with military actions taken by Iran against the other Gulf states and efforts to control the Strait of Hormuz, a critical transit route for global crude and liquefied natural gas.
As a result, energy markets experienced tightening supply conditions and increased volatility, driven by a combination of reduced export capacity, constrained shipping activity in the region and the incorporation of a risk premium into commodity pricing. These factors contributed to higher crude oil and natural gas prices during the quarter, as market participants reacted to both actual and potential disruptions in global supply.
Global average active rig counts increased modestly compared to the fourth quarter of 2025 but were lower than the prior‑year period, reflecting continued capital discipline, particularly in North America. U.S. land activity remained relatively stable sequentially, while international activity continued to represent a significant portion of global drilling operations. Offshore rig counts were relatively flat, supported by longer‑cycle international and deepwater projects.
Also during the first quarter, the United States Supreme Court ruled that tariffs instituted under the International Emergency Economic Powers Act by the President of the United States were unconstitutional. Following this result, additional trade remedies under the Trade Expansion Act of 1962 were instituted. U.S. trade policy and global tariff responses have remained volatile and macroeconomic uncertainty across the industry remains.
Looking forward, while higher commodity prices due to the aforementioned geopolitical developments and evolving trade policies may support incremental activity, we expect customers to maintain capital discipline, operational efficiency and a returns-focused approach. However, we believe that long‑term global energy demand, ongoing production declines in mature fields, and customer focus on efficiency, safety, and emissions reduction will continue to support demand for our products and technologies over the long term.

The table below shows average crude oil and natural gas prices for West Texas Intermediate (“WTI”), Brent and Henry Hub. Average crude oil and natural gas prices during the first quarter 2026 increased compared to the prior year with spot prices exceeding $100 per barrel near quarter end. The higher prices reflected tightening global supply due to the geopolitical uncertainty in Middle East.

	Three Months Ended
	March 31,	December 31,	March 31,
	2026	2025	2025
Average global oil, $/bbl
WTI	$72.74	$59.62	$71.78
Brent	$80.72	$63.65	$75.87
Average North American Natural Gas, $/Mcf
Henry Hub	$4.71	$3.73	$4.14
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

	Three Months Ended
	March 31,	December 31,	March 31,
	2026	2025	2025
Active Rigs by Location
United States	548	548	588
Canada	201	186	216
International	1,083	1,065	1,096
Global Active Rigs	1,832	1,799	1,900

Land vs. Offshore Rigs
Land	1,582	1,556	1,640
Offshore	250	243	260
Global Active Rigs	1,832	1,799	1,900

U.S. Commodity Target
Oil	411	415	482
Gas	128	125	101
Unclassified	9	8	5
Total U.S. Active Rigs	548	548	588

U.S. Well Path
Horizontal	481	478	525
Vertical	12	13	13
Directional	55	57	50
Total U.S. Active Rigs	548	548	588

The table below shows the amount of total inbound orders by segment:

	Three Months Ended
	March 31,	December 31,	March 31,
(in thousands of dollars)	2026	2025	2025
Drilling and Completions	$135,458	$106,407	$132,133
Artificial Lift and Downhole	85,710	80,790	68,555
Total Orders	$221,168	$187,197	$200,688

Results of operations
Three months ended March 31, 2026 compared with three months ended March 31, 2025

	Three Months Ended March 31,		Change
(in thousands of dollars, except per share information)	2026	2025	$	%
Revenue
Drilling and Completions	$126,739	$115,569	$11,170	9.7%
Artificial Lift and Downhole	82,098	77,796	4,302	5.5%
Eliminations	(137)	(86)	(51)	*
Total revenue	208,700	193,279	15,421	8.0%
Segment operating income
Drilling and Completions	8,909	9,379	(470)	(5.0)%
Operating margin %	7.0%	8.1%
Artificial Lift and Downhole	11,584	7,297	4,287	58.8%
Operating margin %	14.1%	9.4%
Corporate	(9,510)	(7,698)	(1,812)	(23.5)%
Total segment operating income	10,983	8,978	2,005	22.3%
Operating margin %	5.3%	4.6%
Transaction expenses	148	51	97	*
Loss (gain) on disposal of assets and other	(170)	123	(293)	*
Operating income	11,005	8,804	2,201	25.0%
Interest expense	4,141	4,983	(842)	(16.9)%
Foreign exchange gains and other, net	(523)	(1,068)	545	*
Total other expense	3,618	3,915	(297)	(7.6)%
Income before income taxes	7,387	4,889	2,498	51.1%
Income tax expense	2,895	3,767	(872)	(23.1)%
Net income	$4,492	$1,122	$3,370	300.4%

Weighted average shares outstanding
Basic	11,214	12,303
Diluted	11,641	12,568
Earnings per share
Basic	$0.40	$0.09
Diluted	$0.39	$0.09
* not meaningful

Revenue
Our revenue for the three months ended March 31, 2026 was $208.7 million, an increase of $15.4 million, or 8.0%, compared to the three months ended March 31, 2025. For the three months ended March 31, 2026, our Drilling and Completions and our Artificial Lift and Downhole segments comprised 60.7% and 39.3% of our total revenue, respectively, compared to 59.8% and 40.2% of our total revenue, respectively, for the three months ended March 31, 2025. The overall increase was primarily due to higher revenue recognized from ROVs and higher demand for sand and flow control products. The changes in revenue by operating segment consisted of the following:
Drilling and Completions segment — Revenue was $126.7 million for the three months ended March 31, 2026, an increase of $11.2 million, or 9.7%, compared to the three months ended March 31, 2025. The increase primarily related to higher revenue recognized from ROVs and increased demand for coiled tubing products. Partially offsetting these increases were lower sales volumes of drilling and completions related consumables as the result of lower U.S. rig count.
Artificial Lift and Downhole segment — Revenue was $82.1 million for the three months ended March 31, 2026, an increase of $4.3 million, or 5.5%, compared to the three months ended March 31, 2025. The increase in revenue was primarily attributable to higher sand and flow control products sales driven by increased activity, as well as higher valve product sales, reflecting the absence of tariff‑related impacts that negatively affected valve sales volumes in the prior‑year period. These increases were partially offset by lower demand for casing equipment in the Middle East compared to the prior-year period.
Segment operating income (loss) and segment operating margin percentage
Segment operating income for the three months ended March 31, 2026 was $11.0 million, a $2.0 million increase compared to income of $9.0 million for the three months ended March 31, 2025. For the three months ended March 31, 2026, segment operating margin percentage was 5.3% compared to 4.6% for the three months ended March 31, 2025. Segment operating margin percentage is calculated by dividing segment operating income (loss) by revenue for the period. The change in operating income for each segment is explained as follows:
Drilling and Completions segment — Segment operating income was $8.9 million, or 7.0%, for the three months ended March 31, 2026 compared to income of $9.4 million, or 8.1%, for the three months ended March 31, 2025. The $0.5 million decrease in segment operating results was primarily due to costs related to the Company’s strategic decision to consolidate facilities and discontinue certain products, higher than anticipated costs on a small number of projects accounted for over time and bad debt expense totaling approximately $3.0 million. Excluding these items, the segment operating income benefited from lower operating costs resulting from the Company's cost savings initiatives, which offset unfavorable product mix.
Artificial Lift and Downhole segment — Segment operating income was $11.6 million, or 14.1%, for the three months ended March 31, 2026 compared to $7.3 million, or 9.4%, for the three months ended March 31, 2025. The $4.3 million increase was primarily driven by favorable product mix and increased operating leverage on higher revenue.
Corporate — Selling, general and administrative expenses for Corporate were $9.5 million for the three months ended March 31, 2026, a $1.8 million increase compared to the three months ended March 31, 2025. This increase was primarily related to higher performance-based stock incentive compensation costs.
Other items not included in segment operating income (loss)
Transaction expenses and gain (loss) on the disposal of assets and other are not included in segment operating income, but are included in total operating income.
Other income and expense
Other income and expense includes interest expense and foreign exchange gains (losses) and other. We incurred $4.1 million of interest expense during the three months ended March 31, 2026, a decrease of $0.8 million compared to the three months ended March 31, 2025, due to decreased borrowings. See Note 6 Debt for further details related to debt.
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

Taxes
We recorded tax expense of $2.9 million and $3.8 million for the three months ended March 31, 2026 and 2025, respectively. The income tax expense during the three months ended March 31, 2026 was partially driven by an increase to valuation allowances on certain deferred tax assets. The estimated annual effective tax rates for the three months ended March 31, 2026 and 2025 were impacted by losses in jurisdictions where the recording of a tax benefit is not available. Furthermore, the tax expense or benefit recorded can vary from period to period depending on the Company’s relative mix of earnings and losses by jurisdiction.

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
As of March 31, 2026, we had $55.1 million of borrowings under our revolving Credit Facility and $100.0 million principal amount of the 2029 Bonds outstanding. See Note 6 Debt for further details related to the terms for our debt arrangements.
As of March 31, 2026, we had cash and cash equivalents of $37.5 million and $53.6 million of availability under the Credit Facility. We anticipate that our future working capital requirements for our operations will fluctuate directionally with revenues. Furthermore, availability under the Credit Facility will fluctuate directionally based on the level of our eligible accounts receivable and inventory subject to applicable sublimits. In addition, we expect total 2026 capital expenditures to be below $10.0 million, primarily for replacement of end of life machinery and equipment.
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
Our Board of Directors approved programs for the repurchase of outstanding shares of our common stock. From the inception of the programs in November 2021 through March 31, 2026, we repurchased approximately 1.8 million shares of our common stock for aggregate consideration of $46.4 million. We repurchased approximately 0.1 million shares of our common stock for aggregate consideration of $4.6 million during the three months ended March 31, 2026.
Our cash flows for the three months ended March 31, 2026 and 2025 are presented below (in thousands):

	Three Months Ended March 31,
	2026	2025
Net cash provided by operating activities	$1,627	$9,326
Net cash used in investing activities	(253)	(2,096)
Net cash provided by (used in) financing activities	1,852	(21,013)
Effect of exchange rate changes on cash	(399)	265
Net increase (decrease) in cash, cash equivalents and restricted cash	$2,827	$(13,518)
Net cash provided by operating activities
Net cash provided by operating activities was $1.6 million for the three months ended March 31, 2026 compared to net cash provided by operating activities of $9.3 million for the three months ended March 31, 2025. The decrease was primarily due to higher working capital requirements, driven by an increase in accounts receivable associated with higher revenue, resulting in a use of cash of $14.2 million in the 2026 period compared to $1.8 million in the prior period. Partially offsetting this decline in operating cash flows was the increase in net income adjusted for non-cash items, which provided $15.8 million of cash in 2026 compared to $11.1 million in 2025.
Net cash used in investing activities
Net cash used in investing activities was $0.3 million for the three months ended March 31, 2026, driven by capital expenditures. Net cash used in investing activities was $2.1 million for the three months ended March 31, 2025, also attributable to capital expenditures.

Net cash provided by (used in) financing activities
Net cash provided by financing activities was $1.9 million for the three months ended March 31, 2026 compared to $21.0 million of cash used in financing activities for the three months ended March 31, 2025. The change was primarily driven by $17.8 million in net borrowings under the revolving Credit Facility during 2026, partially offset by payments of stock-based compensation taxes of $9.3 million and repurchases of stock of $4.6 million. This compares to $16.5 million in net repayments under the revolving Credit Facility, payments of stock-based compensation taxes of $1.3 million and repurchases of stock of $2.0 million during the prior year period.
Critical accounting policies and estimates
There have been no material changes in our critical accounting policies and estimates during the three months ended March 31, 2026. For a detailed discussion of our critical accounting policies and estimates, refer to our 2025 Annual Report on Form 10-K. For recent accounting pronouncements, refer to Note 2 Recent Accounting Pronouncements.
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
Our management, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b) as of March 31, 2026. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2026.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
Information related to Item 1. Legal Proceedings is included in Note 10 Commitments and Contingencies, which is incorporated herein by reference.
Item 1A. Risk Factors
For additional information about our risk factors, see “Risk Factors” in Item 1A of our 2025 Annual Report on Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Our Board of Directors approved programs for the repurchase of outstanding shares of our common stock with an aggregate purchase amount of up to $10.0 million (the “November 2021 Program”) and $75.0 million (the “December 2024 Program”), in November 2021 and December 2024, respectively. The December 2024 Program replaced the authority granted under the November 2021 Program. Shares may be repurchased under the December 2024 Program from time to time, in amounts and at prices that the Company deems appropriate, subject to market and business conditions, applicable legal requirements and other considerations. The program may be executed using open market purchases pursuant to Rule 10b-18 under the Securities Exchange Act of 1934 (the “Exchange Act”), in privately negotiated agreements or by way of issuer tender offers, Rule 10b5-1 plans or other transactions. From the inception of the programs in November 2021 through March 31, 2026, we repurchased approximately 1.8 million shares of our common stock for aggregate consideration of $46.4 million. We repurchased approximately 0.1 million shares of our common stock for aggregate consideration of $4.6 million during the three months ended March 31, 2026.
The following table is a summary of our repurchases of our common stock during the three months ended March 31, 2026. As of March 31, 2026, the remaining authorization under the repurchase program is $36.1 million.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plan or programs	Maximum value of shares that may yet be purchased under the plan or program (in thousands)
January 1, 2026 - January 31, 2026	32,576	$42.97	32,576	$39,291
February 1, 2026 - February 28, 2026	41,549	$50.11	41,549	$37,209
March 1, 2026 - March 31, 2026	18,619	$58.26	18,619	$36,125
Total	92,744	$49.24	92,744
Subsequent to March 31, 2026 through April 24, 2026, we repurchased approximately 14 thousand shares of our common stock for aggregate consideration of $0.8 million.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
Rule 10b5-1 Trading Plan
On February 25, 2026, John C. Ivascu, our Executive Vice President, General Counsel, Chief Compliance Officer and Corporate Secretary, adopted a Rule 10b5-1 trading arrangement for the sale of up to 20,000 shares of our common stock through December 31, 2026. No other director or Section 16 officer adopted, modified or terminated Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements during the quarter ended March 31, 2026.

Item 6. Exhibits

Exhibit
Number		DESCRIPTION

10.1	—
Amendment No. 7 to Third Amended and Restated Credit Agreement, dated February 4, 2026, by and among Forum Energy Technologies, Inc., Forum Canada ULC, GT Coiled Tubing of Canada ULC, the guarantors party thereto, Wells Fargo Bank, National Association, as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to Forum's Current Report on Form 8-K filed on February 5, 2026).

10.2*#	—	Form of 2026 Restricted Stock Unit Agreement - Executive.

10.3*#	—	Form of 2026 Performance Restricted Stock Unit Agreement (Relative TSR) - Executive.

10.4*#	—	Form of 2026 Performance Restricted Stock Unit Agreement (Adjusted EBITDA) - Executive.

10.5*#	—	Form of 2026 Restricted Stock Unit Agreement - Non Executive Director.

10.6*#	—	Form of 2026 Restricted Stock Award Agreement - Non Executive Director.

31.1*	—	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	—	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	—	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	—	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	—	Inline XBRL Instance Document.

101.SCH*	—	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	—	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB*	—	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	—	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF*	—	Inline XBRL Taxonomy Extension Definition Linkbase Document.

104*	—	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*Filed herewith.
**Furnished herewith.
#Identifies management contracts and compensatory plans or arrangements.

SIGNATURES
As required by Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has authorized this report to be signed on its behalf by the undersigned authorized individuals.

FORUM ENERGY TECHNOLOGIES, INC.
Date:	May 1, 2026	By:	/s/ D. Lyle Williams, Jr.
D. Lyle Williams, Jr.
Executive Vice President and Chief Financial Officer
(As Duly Authorized Officer and Principal Financial Officer)

		By:	/s/ Katherine C. Keller
Katherine C. Keller
Senior Vice President and Chief Accounting Officer
(As Duly Authorized Officer and Principal Accounting Officer)