Form 10-Q
period 2026-06-30
FORUM ENERGY TECHNOLOGIES, INC.
filed 2026-07-31
CIK 1401257

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________
Form 10-Q
___________________________________

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2026

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of July 24, 2026, there were 11,246,295 common shares outstanding.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements

Forum Energy Technologies, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share information)	2026	2025	2026	2025
Revenue	$226,217	$199,764	$434,917	$393,043
Cost of sales	154,865	140,408	302,574	275,326
Gross profit	71,352	59,356	132,343	117,717
Operating expenses
Selling, general and administrative expenses	50,260	51,185	100,268	100,568
Transaction expenses	125	184	273	235
Gain on sale-leaseback transactions	—	(6,903)	—	(6,903)
Loss on disposal of assets and other	460	207	290	330
Total operating expenses	50,845	44,673	100,831	94,230
Operating income	20,507	14,683	31,512	23,487
Other expense (income)
Interest expense	4,272	4,706	8,413	9,689
Foreign exchange losses (gains) and other, net	226	(3,942)	(297)	(5,010)
Total other expense	4,498	764	8,116	4,679
Income before taxes	16,009	13,919	23,396	18,808
Income tax expense	3,602	6,219	6,497	9,986
Net income	$12,407	$7,700	$16,899	$8,822

Weighted average shares outstanding
Basic	11,290	12,350	11,252	12,327
Diluted	11,773	12,554	11,707	12,542
Earnings per share
Basic	$1.10	$0.62	$1.50	$0.72
Diluted	$1.05	$0.61	$1.44	$0.70

Other comprehensive income, net of tax
Net income	$12,407	$7,700	$16,899	$8,822
Change in foreign currency translation	(2,914)	8,929	(6,526)	9,413
Gain (loss) on pension liability	(12)	75	(29)	111
Comprehensive income	$9,481	$16,704	$10,344	$18,346
The accompanying notes are an integral part of these condensed consolidated financial statements.

Forum Energy Technologies, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)

(in thousands, except share information)	June 30, 2026	December 31, 2025
Assets
Current assets
Cash and cash equivalents	$33,716	$34,661
Accounts receivable—trade, net of allowances of $10,978 and $8,953	173,963	142,396
Inventories, net	233,473	239,420
Prepaid expenses and other current assets	26,094	23,017
Costs and estimated profits in excess of billings	16,206	9,369
Accrued revenue	70	21
Total current assets	483,522	448,884
Property and equipment, net of accumulated depreciation	47,962	51,905
Operating lease assets	80,798	80,733
Deferred financing costs, net	2,926	1,580
Goodwill	62,547	64,667
Intangible assets, net	82,058	93,637
Deferred income taxes, net	7,878	7,887
Other long-term assets	3,019	3,162
Total assets	$770,710	$752,455
Liabilities and equity
Current liabilities
Current portion of long-term debt	$1,273	$1,407
Accounts payable—trade	118,802	94,561
Accrued liabilities	67,492	76,244
Deferred revenue	15,325	17,438
Billings in excess of costs and profits recognized	17,669	16,884
Total current liabilities	220,561	206,534
Long-term debt, net of current portion	142,435	134,521
Deferred income taxes, net	18,222	20,425
Operating lease liabilities	83,803	83,957
Other long-term liabilities	15,907	15,875
Total liabilities	480,928	461,312
Commitments and contingencies
Equity
Common stock, $0.01 par value, 29,600,000 shares authorized, 13,507,226 and 13,192,818 shares issued	135	132
Additional paid-in capital	1,423,448	1,427,589
Treasury stock at cost, 2,244,808 and 2,095,969 shares	(184,236)	(176,669)
Retained deficit	(827,558)	(844,457)
Accumulated other comprehensive loss	(122,007)	(115,452)
Total equity	289,782	291,143
Total liabilities and equity	$770,710	$752,455
The accompanying notes are an integral part of these condensed consolidated financial statements.

Forum Energy Technologies, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
(in thousands)	2026	2025
Cash flows from operating activities
Net income	$16,899	$8,822
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	6,120	7,303
Amortization of intangible assets	9,214	10,748
Inventory write-down	5,897	760
Stock-based compensation expense	5,136	3,590
Deferred income taxes	(1,731)	(3,670)
Gain on sale-leaseback transactions	—	(6,903)
Other	3,899	1,041
Changes in operating assets and liabilities
Accounts receivable—trade	(35,300)	2,504
Inventories	(1,340)	9,995
Prepaid expenses and other current assets	(3,267)	1,395
Cost and estimated profit in excess of billings	(7,040)	(2,444)
Accounts payable, deferred revenue and other accrued liabilities	14,718	(15,060)
Billings in excess of costs and profits recognized	851	7,018
Net cash provided by operating activities	14,056	25,099
Cash flows from investing activities
Capital expenditures for property and equipment	(3,189)	(3,061)
Proceeds from sale of property and equipment	159	57
Proceeds from sale-leaseback transactions	—	8,028
Net cash provided by (used in) investing activities	(3,030)	5,024
Cash flows from financing activities
Borrowings on Credit Facility	265,195	271,326
Repayments on Credit Facility	(257,447)	(299,360)
Payment of capital lease obligations	(819)	(732)
Deferred financing costs	(1,659)	(914)
Repurchases of stock	(7,567)	(6,295)
Payment of withheld taxes on stock-based compensation plans	(9,274)	(1,321)
Net cash used in financing activities	(11,571)	(37,296)
Effect of exchange rate changes on cash	(400)	1,479
Net decrease in cash and cash equivalents	(945)	(5,694)
Cash and cash equivalents at beginning of period	34,661	44,661
Cash and cash equivalents at end of period	$33,716	$38,967

Supplemental cash flow disclosures
Cash paid for interest	$7,586	$9,025
Cash paid for income taxes	12,664	11,321

Noncash activities
Operating lease assets obtained in exchange for lease obligations	$5,837	$12,230
Finance lease assets obtained in exchange for lease obligations	340	376
Accrued purchases of property and equipment	240	431
The accompanying notes are an integral part of these condensed consolidated financial statements.

Forum Energy Technologies, Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited)

Six Months Ended June 30, 2026
(in thousands)	Common stock	Additional paid-in capital	Treasury stock	Retained deficit	Accumulated other comprehensive income (loss)	Total equity
Balance at December 31, 2025	$132	$1,427,589	$(176,669)	$(844,457)	$(115,452)	$291,143
Stock-based compensation expense	—	2,520	—	—	—	2,520
Restricted stock issuance, net of shares withheld for taxes	3	(9,277)	—	—	—	(9,274)
Treasury stock	—	—	(4,569)	—	—	(4,569)
Currency translation adjustment	—	—	—	—	(3,612)	(3,612)
Change in pension liability	—	—	—	—	(17)	(17)
Net income	—	—	—	4,492	—	4,492
Balance at March 31, 2026	$135	$1,420,832	$(181,238)	$(839,965)	$(119,081)	$280,683
Stock-based compensation expense	—	2,616	—	—	—	2,616
Treasury stock	—	—	(2,998)	—	—	(2,998)
Currency translation adjustment	—	—	—	—	(2,914)	(2,914)
Change in pension liability	—	—	—	—	(12)	(12)
Net income	—	—	—	12,407	—	12,407
Balance at June 30, 2026	$135	$1,423,448	$(184,236)	$(827,558)	$(122,007)	$289,782
The accompanying notes are an integral part of these condensed consolidated financial statements.

Forum Energy Technologies, Inc. and subsidiaries
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited)

Six Months Ended June 30, 2025
(in thousands)	Common stock	Additional paid-in capital	Treasury stock	Retained deficit	Accumulated other comprehensive income (loss)	Total equity
Balance at December 31, 2024	$130	$1,419,871	$(142,057)	$(834,797)	$(123,247)	$319,900
Stock-based compensation expense	—	1,818	—	—	—	1,818
Restricted stock issuance, net of shares withheld for taxes	2	(1,323)	—	—	—	(1,321)
Treasury stock	—	—	(1,997)	—	—	(1,997)
Currency translation adjustment	—	—	—	—	484	484
Change in pension liability	—	—	—	—	36	36
Net income	—	—	—	1,122	—	1,122
Balance at March 31, 2025	$132	$1,420,366	$(144,054)	$(833,675)	$(122,727)	$320,042
Stock-based compensation expense	—	1,772	—	—	—	1,772
Treasury stock	—	—	(4,298)	—	—	(4,298)
Currency translation adjustment	—	—	—	—	8,929	8,929
Change in pension liability	—	—	—	—	75	75
Net income	—	—	—	7,700	—	7,700
Balance at June 30, 2025	$132	$1,422,138	$(148,352)	$(825,975)	$(113,723)	$334,220
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
In management's opinion, all adjustments, consisting of normal recurring adjustments, necessary for the fair statement of the Company’s financial position, results of operations and cash flows have been included. Operating results for the three and six months ended June 30, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026 or any other interim period.
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

Forum Energy Technologies, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
The following table reflects the changes in our contract assets and contract liabilities balances for the six months ended June 30, 2026 (in thousands):

	June 30, 2026	December 31, 2025	Increase (Decrease)
			$	%
Accrued revenue	$70	$21
Costs and estimated profits in excess of billings	16,206	9,369
Contract assets	$16,276	$9,390	$6,886	73%

Deferred revenue	$15,325	$17,438
Billings in excess of costs and profits recognized	17,669	16,884
Contract liabilities	$32,994	$34,322	$(1,328)	(4)%
During the six months ended June 30, 2026, our contract assets increased by $6.9 million and our contract liabilities decreased $1.3 million primarily due to the timing of milestone billings for projects in our Subsea product line.
During the six months ended June 30, 2026, we recognized $22.9 million of revenue that was included in the contract liabilities balance at the beginning of the period.
As of June 30, 2026, the Company’s remaining performance obligations totaled approximately $39.5 million related to contracts with an original expected duration of greater than one year. The remaining performance obligations represent contracted revenue that has not yet been recognized and excludes amounts related to contracts with an original expected duration of one year or less, for which the Company has elected the practical expedient under ASC 606.
The Company expects to recognize approximately $21.6 million of the remaining performance obligations over the next twelve months, with the remainder recognized thereafter, generally over the remaining contract terms, which extend up to three years. Actual timing of revenue recognition may vary due to changes in project scope, execution schedules, or other factors.
4. Inventories
The Company's significant components of inventory at June 30, 2026 and December 31, 2025 were as follows (in thousands):

	June 30, 2026	December 31, 2025
Raw materials and parts	$90,389	$95,617
Work in process	28,304	26,001
Finished goods	142,518	140,822
Total inventories	261,211	262,440
Less: inventory reserve	(27,738)	(23,020)
Inventories, net	$233,473	$239,420

Forum Energy Technologies, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
5. Goodwill and Intangible Assets
Goodwill
The changes in the carrying amount of goodwill from December 31, 2025 to June 30, 2026, were as follows (in thousands):

Artificial Lift and Downhole
Goodwill, December 31, 2025	$64,667
Impact on non-U.S. local currency translation	(2,120)
Goodwill, June 30, 2026	$62,547
Goodwill is not amortized and is tested for impairment at least annually or when events and circumstances indicate that fair value may be below its carrying value.
Intangible Assets
Intangible assets consisted of the following as of June 30, 2026 and December 31, 2025, respectively (in thousands):

	June 30, 2026
	Gross Carrying Amount	Accumulated Amortization	Net Intangibles	Amortization Period (In Years)
Customer relationships	$212,526	$(144,460)	$68,066	3 - 15
Patents and technology	29,910	(21,005)	8,905	10 - 19
Trade names and other	27,797	(22,710)	5,087	3 - 19
Total intangible assets	$270,233	$(188,175)	$82,058

	December 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Intangibles	Amortization Period (In Years)
Customer relationships	$216,559	$(138,510)	$78,049	3 - 15
Patents and technology	30,122	(20,241)	9,881	10 - 19
Trade names and other	28,040	(22,333)	5,707	3 - 19
Total intangible assets	$274,721	$(181,084)	$93,637
Intangible assets with definite lives are tested for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable.

Forum Energy Technologies, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
6. Debt
Debt as of June 30, 2026 and December 31, 2025 consisted of the following (in thousands):

	June 30, 2026	December 31, 2025
2029 Bonds	$100,000	$100,000
Credit Facility	45,030	37,282
Other debt	3,475	4,008
Long-term debt, principal amount	148,505	141,290
Debt issuance cost	(4,797)	(5,362)
Long-term debt, carrying value	143,708	135,928
Less: current portion	(1,273)	(1,407)
Long-term debt, net of current portion	$142,435	$134,521
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
The 2029 Bonds contain the following financial covenants: (i) a maximum leverage ratio of 4.0x; and (ii) a minimum liquidity test equal to $25.0 million, in each case, for the Company and its consolidated subsidiaries. The Bond Terms also contain certain equity cure rights with respect to such financial covenants. The 2029 Bonds are also subject to negative covenants as set forth in the Bond Terms. As of June 30, 2026, the Company was in compliance with all of its 2029 Bonds financial covenants.
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
Credit Facility
In February 2026, we amended our senior secured revolving credit facility (“Credit Facility”) to (i) extend the scheduled maturity date from September 8, 2028 to February 4, 2031, (ii) revise the interest rate margin over Secured Overnight Financing Rate (“SOFR”) applicable to outstanding loans, previously ranging from 2.25% to 2.75% determined based on the Company’s total net leverage ratio, to instead range from 2.00% to 2.50%, determined based on excess availability under the Credit Facility and (iii) increase the U.S. letter of credit sublimit from $70.0 million to $100.0 million. The Canadian letter of credit sublimit remains at $10.0 million U.S. dollars.

Forum Energy Technologies, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Following such amendment, the Credit Facility matures on the earliest of (a) February 4, 2031 and (b) the date that is 91 days prior to the maturity of the 2029 Bonds or any notes issued to refinance the 2029 Bonds (which will not apply if the 2029 Bonds or any such refinancing notes are repaid prior to such 91st day). The Credit Facility provides revolving credit commitments of $250.0 million (with a sublimit of up to $100.0 million available for the issuance of letters of credit for the account of the Company and certain of its domestic subsidiaries) (the “U.S. Line”), of which up to $50.0 million is available to certain of our Canadian subsidiaries for loans in U.S. or Canadian dollars (with a sublimit of up to $10.0 million U.S. dollars available for the issuance of letters of credit for the account of our Canadian subsidiaries) (the “Canadian Line”). Lender commitments under the Credit Facility, subject to certain limitations, may be increased by an additional $100.0 million.
Availability under the Credit Facility is subject to a borrowing base calculated by reference to eligible accounts receivable in the U.S., Canada and certain other jurisdictions (subject to a cap) and eligible inventory in the U.S. and Canada. Our borrowing capacity under the Credit Facility could be reduced or eliminated, depending on future fluctuations in our receivables and inventory. As of June 30, 2026, our total borrowing base was $151.9 million, of which amount $45.0 million was drawn and $44.9 million was used as security for outstanding letters of credit, resulting in remaining availability of $62.0 million.
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
The weighted average interest rate under the Credit Facility was approximately 6.43% and 7.42% for the six months ended June 30, 2026 and 2025, respectively.
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
As of June 30, 2026, the Company was in compliance with all of its Credit Facility financial covenants.
Other Debt
Other debt consists of various finance leases of equipment.
Letters of Credit and Guarantees
We execute letters of credit in the normal course of business to secure the delivery of product from specific vendors and also to guarantee our fulfillment of performance obligations relating to certain large contracts. The Company had $44.9 million and $36.2 million in total outstanding letters of credit as of June 30, 2026 and December 31, 2025, respectively.
7. Income Taxes
For interim periods, our income tax expense or benefit is computed based on our estimated annual effective tax rate and any discrete items that impact the interim periods. For the three and six months ended June 30, 2026, the Company recorded a tax expense of $3.6 million and $6.5 million, respectively. For the three and six months ended June 30, 2025, the Company recorded a tax expense of $6.2 million and $10.0 million, respectively. The estimated annual effective tax rates for all periods were impacted by changes in earnings relative to tax expense and by fluctuations in valuation allowances on net operating loss carryforwards. Furthermore, the tax expense or benefit recorded can vary from period to period depending on the Company’s relative mix of earnings and losses by jurisdiction.
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
We have deferred tax assets related to net operating loss and other tax carryforwards in the U.S. and in certain states and foreign jurisdictions. We recognize deferred tax assets to the extent that we believe these assets are more likely than not to be realized. In making such a determination, we consider all available positive and negative evidence, including, but not limited to, our recent history of pretax losses over the prior three year period, the goodwill and intangible asset impairments for various reporting units, the future reversals of existing taxable temporary differences, the projected future taxable income or loss and tax planning. We believe that there is a reasonable possibility that within the next 12 months, a portion of the valuation allowance will no longer be needed. Release of the valuation allowance would result in the recognition of certain deferred tax assets and a decrease to income tax expense for the period the release is recorded. However, the exact timing and amount of the valuation allowance release are subject to change on the basis of the level of profitability that we are able to actually achieve. As of June 30, 2026, we do not anticipate being able to fully utilize all of the losses prior to their expiration in the following jurisdictions: the U.S., United Kingdom, Singapore and China. As a result, we have certain valuation allowances against our deferred tax assets as of June 30, 2026.
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

Forum Energy Technologies, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
8. Fair Value Measurements
The Company had $45.0 million and $100.0 million borrowings outstanding under the Credit Facility and 2029 Bonds as of June 30, 2026, respectively. The Credit Facility incurs interest at a variable interest rate and therefore, the carrying amount approximates fair value. The fair value of the debt is classified as a Level 2 measurement because interest rates charged are similar to other financial instruments with similar terms and maturities.
The fair value of our 2029 Bonds is estimated using Level 2 inputs in the fair value hierarchy and is based on quoted prices for those or similar instruments. At June 30, 2026, the fair value and the carrying value of our 2029 Bonds approximated $105.2 million and $95.2 million, respectively. At December 31, 2025, the fair value and the carrying value of our 2029 Bonds approximated $103.5 million and $94.6 million, respectively.
There were no other significant outstanding financial instruments as of June 30, 2026 and December 31, 2025 that required measuring the amounts at fair value on a recurring basis. We did not change our valuation techniques associated with recurring fair value measurements from prior periods, and there were no transfers between levels of the fair value hierarchy during the six months ended June 30, 2026.
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
Summary financial data by segment follows (in thousands):

	Three Months Ended June 30, 2026			Six Months Ended June 30, 2026
	Drilling and Completions	Artificial Lift and Downhole	Total	Drilling and Completions	Artificial Lift and Downhole	Total
Revenue from external customers	$138,795	$87,422	$226,217	$265,397	$169,520	$434,917
Intersegment revenue	209	—	209	346	—	346
Segment revenue	139,004	87,422	226,426	265,743	169,520	435,263
Elimination of intersegment revenue			(209)			(346)
Total consolidated revenue			226,217			434,917

Less:
Cost of sales	103,666	51,408	155,074	200,216	102,704	302,920
Selling, general and administrative expenses	21,623	19,664	41,287	42,903	38,882	81,785
Segment operating income	$13,715	$16,350	$30,065	$22,624	$27,934	$50,558

Forum Energy Technologies, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

	Three Months Ended June 30, 2025			Six Months Ended June 30, 2025
	Drilling and Completions	Artificial Lift and Downhole	Total	Drilling and Completions	Artificial Lift and Downhole	Total
Revenue from external customers	$117,217	$82,547	$199,764	$232,700	$160,343	$393,043
Intersegment revenue	20	—	20	106	—	106
Segment revenue	117,237	82,547	199,784	232,806	160,343	393,149
Elimination of intersegment revenue			(20)			(106)
Total consolidated revenue			199,764			393,043

Less:
Cost of sales	88,211	52,217	140,428	172,565	102,867	275,432
Selling, general and administrative expenses	21,755	19,939	41,694	43,591	39,788	83,379
Segment operating income	$7,271	$10,391	$17,662	$16,650	$17,688	$34,338
A reconciliation of segment operating income to income before income taxes is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Segment operating income	$30,065	$17,662	$50,558	$34,338
Less:
Other corporate expenses	8,973	9,491	18,483	17,189
Transaction expenses	125	184	273	235
Gain on sale-leaseback transactions	—	(6,903)	—	(6,903)
Loss on disposal of assets and other	460	207	290	330
Interest expense	4,272	4,706	8,413	9,689
Foreign exchange losses (gains) and other, net	226	(3,942)	(297)	(5,010)
Income before income taxes	$16,009	$13,919	$23,396	$18,808
A summary of consolidated assets by reportable segment is as follows (in thousands):

	June 30, 2026	December 31, 2025
Drilling and Completions	$399,816	$385,401
Artificial Lift and Downhole	345,220	353,505
Corporate	25,674	13,549
Total assets	$770,710	$752,455
Corporate assets primarily include cash, certain prepaid assets and deferred loan costs.

Forum Energy Technologies, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
The following table presents our revenues disaggregated by product line (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Drilling	$35,535	$32,846	$68,265	$64,959
Subsea	33,516	22,389	69,011	44,529
Stimulation and Intervention	38,181	32,856	71,228	70,284
Coiled Tubing	31,772	29,146	57,239	53,034
Downhole	61,040	51,284	111,599	98,952
Production Equipment	13,444	20,662	32,194	39,721
Valve Solutions	12,938	10,601	25,727	21,670
Eliminations	(209)	(20)	(346)	(106)
Total revenue	$226,217	$199,764	$434,917	$393,043
The following table presents our revenues disaggregated by geography (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
United States	$104,720	$107,276	$197,858	$211,179
Canada	47,901	31,021	90,819	62,458
Europe & Africa	28,093	18,605	57,101	38,393
Middle East	20,789	21,931	39,834	41,576
Latin America	14,812	10,866	26,439	18,929
Asia-Pacific	9,902	10,065	22,866	20,508
Total revenue	$226,217	$199,764	$434,917	$393,043
10. Commitments and Contingencies
In the ordinary course of business, the Company is, and in the future could be, involved in various pending or threatened legal actions, some of which may or may not be covered by insurance. Management has reviewed such pending judicial and legal proceedings, the reasonably anticipated costs and expenses in connection with such proceedings, and the availability and limits of insurance coverage, and has established reserves that are believed to be appropriate in light of those outcomes that are believed to be probable and can be estimated. The reserves accrued at June 30, 2026 and December 31, 2025, respectively, are immaterial. In the opinion of management, the Company’s ultimate liability, if any, with respect to these actions is not expected to have a material adverse effect on the Company’s financial position, results of operations or cash flows.
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
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
11. Earnings Per Share
The calculation of basic and diluted earnings per share for each period presented was as follows (dollars and shares in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Net income	$12,407	$7,700	$16,899	$8,822

Weighted average shares outstanding - basic	11,290	12,350	11,252	12,327
Dilutive effect of stock options and restricted stock	483	204	455	215
Weighted average shares outstanding - diluted	11,773	12,554	11,707	12,542

Earnings per share
Basic	$1.10	$0.62	$1.50	$0.72
Diluted	$1.05	$0.61	$1.44	$0.70
For the three and six months ended June 30, 2026, the diluted earnings per share excludes approximately 47 thousand and 57 thousand shares, respectively, and for the three and six months ended June 30, 2025, the diluted earnings per share excludes approximately 28 thousand and 19 thousand shares, respectively, because they were anti-dilutive. Diluted earnings per share was calculated using treasury stock method for the stock options and restricted stock.
12. Stock-based Compensation
Restricted Stock and Time-Based Restricted Stock Units
During the six months ended June 30, 2026, the Company granted 63,463 time-based restricted stock units to employees that vest ratably over three years. Also, during the six months ended June 30, 2026, the Company granted 14,239 time-based restricted stock and 7,668 time-based restricted stock units to non-employee members of the Board of Directors that vest after one year.
Performance Share Awards
During the six months ended June 30, 2026, the Company granted 31,735 performance restricted stock units (assuming target performance) to employees that vest based upon the Company's total shareholder return compared to the total shareholder return of a group of peer companies over three different performance periods. The performance periods run from January 1, 2026 through December 31, 2026, January 1, 2026 through December 31, 2027 and January 1, 2026 through December 31, 2028, and one-third of each award is allocated to each performance period. The performance restricted stock units may settle for between 0% and 200% of the target units granted.
During the six months ended June 30, 2026, the Company granted 60,704 performance restricted stock units (assuming target performance) to employees that vest based upon the Company's earnings before interest, taxes, depreciation and amortization expense over the performance period between January 1, 2026 through December 31, 2028. The performance restricted stock units may settle for between 0% and 200% of the target units granted.

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
Overview
FET optimizes customer operations by improving safety, increasing efficiency, and reducing environmental impact. Our highly engineered products include capital equipment and consumable products. FET’s customers include oil and natural gas operators, oilfield service companies, pipeline and refinery operators, defense contractors and renewable energy companies. Consumable products are used by our customers in drilling, well construction and completion activities and at processing centers and refineries. Our capital products are directed at drilling rig equipment for constructing new or upgrading existing rigs, subsea construction and development projects, submarine rescue systems and equipment for military use, pressure pumping equipment, the placement of production equipment on new producing wells, downstream capital projects and capital equipment for renewable energy projects. For the six months ended June 30, 2026, approximately 75% of our revenue was derived from consumable products and activity-based equipment, while the balance was primarily derived from capital products with a small amount from rental and other services.
We expect that the world’s long-term energy demand will continue to rise for the foreseeable future. Hydrocarbons are expected to play a vital role in meeting the world’s long-term energy needs even as renewable energy sources grow in importance. As such, we are focused on developing products to help oil and natural gas operators lower expenses, increase production, and reduce their emissions while also deploying our technologies in renewable energy applications.
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
Market Conditions
Generally, demand for our products and services is highly correlated with the global drilling rig count. Customer activity and their associated budgets are heavily influenced by forecasted energy prices, production targets and anticipated investment returns. Demand for our capital products is driven by the utilization of service company equipment, which is a function of equipment capacity and durability in demanding environments, as well as equipment replacement cycles and fleet utilization levels.
During the second quarter 2026, global oil and natural gas markets continued to be significantly influenced by Middle East geopolitical developments. Military actions involving the U.S., Israel and Iran contributed early in the quarter to substantial uncertainty in global energy markets and raised concerns regarding supply security. Oil and natural gas markets were particularly focused on the disruption of shipping through the Strait of Hormuz following U.S. and Iranian actions to block all maritime traffic. Near the end of the quarter, the U.S. and Iran announced a memorandum of understanding intended to halt hostilities, and reopen the Strait of Hormuz, and lift sanctions on certain Iranian crude oil supplies. Subsequent to the quarter end, tensions in the region escalated, contributing to heightened uncertainty regarding the ongoing implementation of the memorandum, regional stability, global energy supply and transportation routes.
Over the course of the quarter, energy markets experienced heightened volatility, driven by reduced export capacity, constrained shipping activity in the region and the incorporation of a risk premium into commodity prices. Crude oil prices increased during portions of the quarter, as market participants reacted to both actual and potential disruptions in global supply. While oil prices stabilized near the end of the quarter as market confidence improved regarding diplomatic negotiations and global crude oil supply, prices remained sensitive to geopolitical developments. Natural gas prices decreased in the quarter due to strong supply growth and seasonality.
Despite the elevated energy prices, global average active rig counts decreased compared to the first quarter 2026 and remained below the prior‑year period, reflecting continued capital discipline and expectations for a near term resolution to the Middle East conflicts. Looking forward, while commodity prices are expected to continue to fluctuate due to geopolitical developments, we expect customers to maintain their focus on capital discipline, operational efficiency and investment returns. However, we continue to believe that long‑term global energy demand, ongoing production declines in mature fields, and customer focus on efficiency, safety, and emissions reduction will continue to support demand for our products and technologies over the long term.

The table below shows average crude oil and natural gas prices for West Texas Intermediate (“WTI”), Brent and Henry Hub. Average crude oil prices during the second quarter 2026 increased compared to the prior year. The higher prices reflected tightening global supply due to the geopolitical uncertainty in Middle East.

	Three Months Ended
	June 30,	March 31,	June 30,
	2026	2026	2025
Average global oil, $/bbl
WTI	$95.65	$72.74	$64.57
Brent	$102.63	$80.72	$68.07
Average North American Natural Gas, $/Mcf
Henry Hub	$2.95	$4.71	$3.19
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

	Three Months Ended
	June 30,	March 31,	June 30,
	2026	2026	2025
Active Rigs by Location
United States	554	548	571
Canada	149	201	128
International	1,056	1,083	1,078
Global Active Rigs	1,759	1,832	1,777

Land vs. Offshore Rigs
Land	1,510	1,582	1,527
Offshore	249	250	250
Global Active Rigs	1,759	1,832	1,777

U.S. Commodity Target
Oil	420	411	459
Gas	126	128	108
Unclassified	8	9	4
Total U.S. Active Rigs	554	548	571

U.S. Well Path
Horizontal	482	481	515
Vertical	12	12	13
Directional	60	55	43
Total U.S. Active Rigs	554	548	571

The table below shows the amount of total inbound orders by segment:

	Three Months Ended			Six Months Ended
	June 30,	March 31,	June 30,	June 30,	June 30,
(in thousands of dollars)	2026	2026	2025	2026	2025
Drilling and Completions	$144,308	$135,458	$177,792	$279,766	$309,926
Artificial Lift and Downhole	91,631	85,710	85,338	177,341	153,893
Total Orders	$235,939	$221,168	$263,130	$457,107	$463,819

Results of operations
Three months ended June 30, 2026 compared with three months ended June 30, 2025

	Three Months Ended June 30,		Change
(in thousands of dollars, except per share information)	2026	2025	$	%
Revenue
Drilling and Completions	$139,004	$117,237	$21,767	18.6%
Artificial Lift and Downhole	87,422	82,547	4,875	5.9%
Eliminations	(209)	(20)	(189)	*
Total revenue	226,217	199,764	26,453	13.2%
Segment operating income
Drilling and Completions	13,715	7,271	6,444	88.6%
Operating margin %	9.9%	6.2%
Artificial Lift and Downhole	16,350	10,391	5,959	57.3%
Operating margin %	18.7%	12.6%
Corporate	(8,973)	(9,491)	518	5.5%
Total segment operating income	21,092	8,171	12,921	158.1%
Operating margin %	9.3%	4.1%
Transaction expenses	125	184	(59)	*
Gain on sale-leaseback transactions	—	(6,903)	6,903	*
Loss on disposal of assets and other	460	207	253	*
Operating income	20,507	14,683	5,824	39.7%
Interest expense	4,272	4,706	(434)	(9.2)%
Foreign exchange losses (gains) and other, net	226	(3,942)	4,168	*
Total other expense	4,498	764	3,734	488.7%
Income before income taxes	16,009	13,919	2,090	15.0%
Income tax expense	3,602	6,219	(2,617)	(42.1)%
Net income	$12,407	$7,700	$4,707	61.1%

Weighted average shares outstanding
Basic	11,290	12,350
Diluted	11,773	12,554
Earnings per share
Basic	$1.10	$0.62
Diluted	$1.05	$0.61
* not meaningful

Revenue
Our revenue for the three months ended June 30, 2026 was $226.2 million, an increase of $26.5 million, or 13.2%, compared to the three months ended June 30, 2025. For the three months ended June 30, 2026, our Drilling and Completions and our Artificial Lift and Downhole segments comprised 61.4% and 38.6% of our total revenue, respectively, compared to 58.7% and 41.3% of our total revenue, respectively, for the three months ended June 30, 2025. The changes in revenue by operating segment consisted of the following:
Drilling and Completions segment — Revenue was $139.0 million for the three months ended June 30, 2026, an increase of $21.8 million, or 18.6%, compared to the three months ended June 30, 2025. The increase was primarily attributable to higher revenue recognized from ROVs and part sales in the Subsea product line, as well as increased demand for wireline cable, coiled tubing and drilling-related capital products.
Artificial Lift and Downhole segment — Revenue was $87.4 million for the three months ended June 30, 2026, an increase of $4.9 million, or 5.9%, compared to the three months ended June 30, 2025. The increase in revenue was primarily attributable to higher sand and flow control product sales, as well as higher valve product sales reflecting the absence of prior-year period tariff‑related sales impacts. These increases were partially offset by lower demand for production equipment and technologies.
Segment operating income and segment operating margin percentage
Segment operating income for the three months ended June 30, 2026 was $21.1 million, a $12.9 million increase compared to income of $8.2 million for the three months ended June 30, 2025. For the three months ended June 30, 2026, segment operating margin percentage was 9.3% compared to 4.1% for the three months ended June 30, 2025. Segment operating margin percentage is calculated by dividing segment operating income (loss) by revenue for the period. The change in operating income for each segment is explained as follows:
Drilling and Completions segment — Segment operating income was $13.7 million, or 9.9%, for the three months ended June 30, 2026 compared to income of $7.3 million, or 6.2%, for the three months ended June 30, 2025. The $6.4 million increase in segment operating results was driven by revenue growth across all product lines, as well as benefits from cost savings initiatives including the Company’s strategic decision to consolidate facilities in the second half of the prior year.
Artificial Lift and Downhole segment — Segment operating income was $16.4 million, or 18.7%, for the three months ended June 30, 2026 compared to $10.4 million, or 12.6%, for the three months ended June 30, 2025. The $6.0 million increase was primarily driven by increased sales volume, favorable product mix, operating leverage and benefits from cost savings initiatives.
Corporate — Selling, general and administrative expenses for Corporate were $9.0 million for the three months ended June 30, 2026, comparable to the three months ended June 30, 2025.
Other items not included in segment operating income
Transaction expenses, gain on sale-leaseback transactions, and gain (loss) on the disposal of assets and other are not included in segment operating income, but are included in total operating income.
Other income and expense
Other income and expense includes interest expense and foreign exchange gains (losses) and other. We incurred $4.3 million of interest expense during the three months ended June 30, 2026, a decrease of $0.4 million compared to the three months ended June 30, 2025, due to decreased borrowings. See Note 6 Debt for further details related to debt.
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

Taxes
We recorded tax expense of $3.6 million and $6.2 million for the three months ended June 30, 2026 and 2025, respectively. The income tax expense during the three months ended June 30, 2026 was partially driven by a decrease to valuation allowances on certain deferred tax assets. The estimated annual effective tax rates for the three months ended June 30, 2026 and 2025 were impacted by changes in earnings relative to tax expense and by fluctuations in valuation allowances on certain net operating loss carryforwards. Furthermore, the tax expense or benefit recorded can vary from period to period depending on the Company’s relative mix of earnings and losses by jurisdiction.

Results of operations
Six months ended June 30, 2026 compared with six months ended June 30, 2025

	Six Months Ended June 30,		Change
(in thousands of dollars, except per share information)	2026	2025	$	%
Revenue
Drilling and Completions	$265,743	$232,806	$32,937	14.1%
Artificial Lift and Downhole	169,520	160,343	9,177	5.7%
Eliminations	(346)	(106)	(240)	*
Total revenue	434,917	393,043	41,874	10.7%
Segment operating income
Drilling and Completions	22,624	16,650	5,974	35.9%
Operating margin %	8.5%	7.2%
Artificial Lift and Downhole	27,934	17,688	10,246	57.9%
Operating margin %	16.5%	11.0%
Corporate	(18,483)	(17,189)	(1,294)	(7.5)%
Total segment operating income	32,075	17,149	14,926	87.0%
Operating margin %	7.4%	4.4%
Transaction expenses	273	235	38	*
Gain on sale-leaseback transactions	—	(6,903)	6,903	*
Loss on disposal of assets and other	290	330	(40)	*
Operating income	31,512	23,487	8,025	34.2%
Interest expense	8,413	9,689	(1,276)	(13.2)%
Foreign exchange gains and other, net	(297)	(5,010)	4,713	*
Total other expense	8,116	4,679	3,437	73.5%
Income before income taxes	23,396	18,808	4,588	24.4%
Income tax expense	6,497	9,986	(3,489)	(34.9)%
Net income	$16,899	$8,822	$8,077	91.6%

Weighted average shares outstanding
Basic	11,252	12,327
Diluted	11,707	12,542
Earnings per share
Basic	$1.50	$0.72
Diluted	$1.44	$0.70
* not meaningful

Revenue
Our revenue for the six months ended June 30, 2026 was $434.9 million, an increase of $41.9 million, or 10.7%, compared to the six months ended June 30, 2025. For the six months ended June 30, 2026, our Drilling and Completions and our Artificial Lift and Downhole segments comprised 61.1% and 38.9% of our total revenue, respectively, compared to 59.2% and 40.8% of our total revenue, respectively, for the six months ended June 30, 2025. The changes in revenue by operating segment consisted of the following:
Drilling and Completions segment — Revenue was $265.7 million for the six months ended June 30, 2026, an increase of $32.9 million, or 14.1%, compared to the six months ended June 30, 2025. The increase was primarily attributable to higher revenue recognized from ROVs and part sales in the Subsea product line, as well as increased demand for wireline cable, coiled tubing and drilling-related capital products.
Artificial Lift and Downhole segment — Revenue was $169.5 million for the six months ended June 30, 2026, an increase of $9.2 million, or 5.7%, compared to the six months ended June 30, 2025. The increase in revenue was primarily attributable to higher sand and flow control product sales, as well as higher valve product sales reflecting the absence of prior-year period tariff‑related sales impacts. These increases were partially offset by lower demand for production equipment and technologies.
Segment operating income and segment operating margin percentage
Segment operating income for the six months ended June 30, 2026 was $32.1 million, a $14.9 million increase, compared to $17.1 million for the six months ended June 30, 2025. For the six months ended June 30, 2026, segment operating margin percentage was 7.4%, compared to 4.4% for the six months ended June 30, 2025. Segment operating margin percentage is calculated by dividing segment operating income by revenue for the period. The change in operating income for each segment is explained as follows:
Drilling and Completions segment — Segment operating income was $22.6 million, or 8.5%, for the six months ended June 30, 2026 compared to $16.7 million, or 7.2%, for the six months ended June 30, 2025. The $6.0 million increase in segment operating results was driven by revenue growth across all product lines, as well as benefits from cost savings initiatives including the Company’s strategic decision to consolidate facilities in the second half of the prior year.
Artificial Lift and Downhole segment — Segment operating income was $27.9 million, or 16.5%, for the six months ended June 30, 2026 compared to $17.7 million, or 11.0%, for the six months ended June 30, 2025. The $10.2 million increase was primarily driven by increased sales volume, favorable product mix, operating leverage and benefits from cost savings initiatives.
Corporate — Selling, general and administrative expenses for Corporate were $18.5 million for the six months ended June 30, 2026 compared to $17.2 million for the six months ended June 30, 2025. This increase was primarily related to higher performance-based stock incentive compensation costs.
Other items not included in segment operating income
Transaction expenses, gain on sale-leaseback transactions, and gain (loss) on the disposal of assets and other are not included in segment operating income, but are included in total operating income.
Other income and expense
Other income and expense includes interest expense and foreign exchange gains (losses) and other. We incurred $8.4 million of interest expense during the six months ended June 30, 2026, a decrease of $1.3 million compared to the six months ended June 30, 2025, due to decreased borrowings. See Note 6 Debt for further details related to debt.
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

Taxes
We recorded tax expense of $6.5 million and $10.0 million for the six months ended June 30, 2026 and 2025, respectively. The income tax expense during the six months ended June 30, 2026 was favorably impacted by a decrease to valuation allowances on certain deferred tax assets and the relative mix of earnings and losses by jurisdiction. The estimated annual effective tax rates for the six months ended June 30, 2026 and 2025 were driven primarily by changes in earnings relative to tax expense and to fluctuations in valuation allowances on certain net operating loss carryforwards. Furthermore, the tax expense or benefit recorded can vary from period to period depending on the Company’s relative mix of earnings and losses by jurisdiction.
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
As of June 30, 2026, we had $45.0 million of borrowings under our revolving Credit Facility and $100.0 million principal amount of the 2029 Bonds outstanding. See Note 6 Debt for further details related to the terms for our debt arrangements.
As of June 30, 2026, we had cash and cash equivalents of $33.7 million and $62.0 million of availability under the Credit Facility. We anticipate that our future working capital requirements for our operations will fluctuate directionally with revenues. Furthermore, availability under the Credit Facility will fluctuate directionally based on the level of our eligible accounts receivable and inventory subject to applicable sublimits. In addition, we expect total 2026 capital expenditures to be below $10.0 million, primarily for replacement of end of life machinery and equipment.
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
Our Board of Directors approved programs for the repurchase of outstanding shares of our common stock. From the inception of the programs in November 2021 through June 30, 2026, we repurchased approximately 1.8 million shares of our common stock for aggregate consideration of $49.4 million. We repurchased approximately 0.1 million shares of our common stock for aggregate consideration of $7.6 million during the six months ended June 30, 2026.
Our cash flows for the six months ended June 30, 2026 and 2025 are presented below (in thousands):

	Six Months Ended June 30,
	2026	2025
Net cash provided by operating activities	$14,056	$25,099
Net cash provided by (used in) investing activities	(3,030)	5,024
Net cash used in financing activities	(11,571)	(37,296)
Effect of exchange rate changes on cash	(400)	1,479
Net decrease in cash and cash equivalents	$(945)	$(5,694)

Net cash provided by operating activities
Net cash provided by operating activities was $14.1 million for the six months ended June 30, 2026 compared to net cash provided by operating activities of $25.1 million for the six months ended June 30, 2025. The decrease was primarily due to higher working capital requirements, driven by an increase in accounts receivable associated with higher revenue, resulting in a use of cash of $31.4 million in the 2026 period compared to net cash provided of $3.4 million in the prior period. Partially offsetting this decline in operating cash flows was the increase in net income adjusted for non-cash items, which provided $45.4 million of cash in 2026 compared to $21.7 million in 2025.
Net cash provided by (used in) investing activities
Net cash used in investing activities was $3.0 million for the six months ended June 30, 2026, driven by capital expenditures. Net cash provided by investing activities was $5.0 million for the six months ended June 30, 2025, primarily from $8.0 million proceeds from a sale-leaseback transaction, offset by capital expenditures of $3.1 million.
Net cash used in financing activities
Net cash used in financing activities was $11.6 million for the six months ended June 30, 2026 compared to $37.3 million of cash used in financing activities for the six months ended June 30, 2025. The change was primarily driven by payments of stock-based compensation taxes of $9.3 million and repurchases of stock of $7.6 million, partially offset by $7.7 million in net borrowings under the revolving Credit Facility during 2026. This compares to $28.0 million in net repayments under the revolving Credit Facility, repurchases of stock of $6.3 million and payments of stock-based compensation taxes of $1.3 million during the prior year period.
Critical accounting policies and estimates
There have been no material changes in our critical accounting policies and estimates during the six months ended June 30, 2026. For a detailed discussion of our critical accounting policies and estimates, refer to our 2025 Annual Report on Form 10-K. For recent accounting pronouncements, refer to Note 2 Recent Accounting Pronouncements.
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
Our management, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b) as of June 30, 2026. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2026.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
Information related to Item 1. Legal Proceedings is included in Note 10 Commitments and Contingencies, which is incorporated herein by reference.
Item 1A. Risk Factors
For additional information about our risk factors, see “Risk Factors” in Item 1A of our 2025 Annual Report on Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Our Board of Directors approved programs for the repurchase of outstanding shares of our common stock with an aggregate purchase amount of up to $10.0 million (the “November 2021 Program”) and $75.0 million (the “December 2024 Program”), in November 2021 and December 2024, respectively. The December 2024 Program replaced the authority granted under the November 2021 Program. Shares may be repurchased under the December 2024 Program from time to time, in amounts and at prices that the Company deems appropriate, subject to market and business conditions, applicable legal requirements and other considerations. The program may be executed using open market purchases pursuant to Rule 10b-18 under the Securities Exchange Act of 1934 (the “Exchange Act”), in privately negotiated agreements or by way of issuer tender offers, Rule 10b5-1 plans or other transactions. From the inception of the programs in November 2021 through June 30, 2026, we repurchased approximately 1.8 million shares of our common stock for aggregate consideration of $49.4 million. We repurchased approximately 0.1 million shares of our common stock for aggregate consideration of $7.6 million during the six months ended June 30, 2026.
The following table is a summary of our repurchases of our common stock during the three months ended June 30, 2026. As of June 30, 2026, the remaining authorization under the repurchase program is $33.1 million.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plan or programs	Maximum value of shares that may yet be purchased under the plan or program (in thousands)
April 1, 2026 - April 30, 2026	16,485	$59.79	16,485	$35,139
May 1, 2026 - May 31, 2026	—	$—	—	$35,139
June 1, 2026 - June 30, 2026	39,610	$50.77	39,610	$33,128
Total	56,095	$53.42	56,095
Subsequent to June 30, 2026 through July 24, 2026, we repurchased approximately 16 thousand shares of our common stock for aggregate consideration of $0.8 million.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Rule 10b5-1 Trading Plan
During the quarter ended June 30, 2026, no director or Section 16 officer adopted, modified or terminated Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements.

Item 6. Exhibits

Exhibit
Number		DESCRIPTION

10.1#	—	Second Amended and Restated 2016 Stock and Incentive Plan, as amended through May 8, 2026 (incorporated by reference to Exhibit 10.1 to Forum's Current Report on Form 8-K filed on May 12, 2026).

31.1*	—	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	—	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	—	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	—	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	—	Inline XBRL Instance Document.

101.SCH*	—	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	—	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB*	—	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	—	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF*	—	Inline XBRL Taxonomy Extension Definition Linkbase Document.

104*	—	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*Filed herewith.
**Furnished herewith.
#Identifies management contracts and compensatory plans or arrangements.

SIGNATURES
As required by Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has authorized this report to be signed on its behalf by the undersigned authorized individuals.

FORUM ENERGY TECHNOLOGIES, INC.
Date:	July 31, 2026	By:	/s/ D. Lyle Williams, Jr.
D. Lyle Williams, Jr.
Executive Vice President and Chief Financial Officer
(As Duly Authorized Officer and Principal Financial Officer)

		By:	/s/ Katherine C. Keller
Katherine C. Keller
Senior Vice President and Chief Accounting Officer
(As Duly Authorized Officer and Principal Accounting Officer)