Form 10-Q
period 2026-09-30
FORUM ENERGY TECHNOLOGIES, INC.
filed 2026-10-30
CIK 1401257

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________
Form 10-Q
___________________________________

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2026

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of October 23, 2026, there were 11,472,699 common shares outstanding.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements

Forum Energy Technologies, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share information)	2026	2025	2026	2025
Revenue	$236,813	$196,231	$671,730	$589,274
Cost of sales	162,400	155,994	464,974	431,320
Gross profit	74,413	40,237	206,756	157,954
Operating expenses
Selling, general and administrative expenses	53,279	50,449	153,547	151,017
Transaction expenses	1,191	254	1,464	489
Gain on sale-leaseback transactions	—	(4,279)	—	(11,182)
Loss (gain) on disposal of assets and other	(18)	(81)	272	249
Total operating expenses	54,452	46,343	155,283	140,573
Operating income (loss)	19,961	(6,106)	51,473	17,381
Other expense (income)
Interest expense	4,044	4,365	12,457	14,054
Foreign exchange losses (gains) and other, net	733	9	436	(5,001)
Total other expense	4,777	4,374	12,893	9,053
Income (loss) before income taxes	15,184	(10,480)	38,580	8,328
Income tax expense	3,954	10,074	10,451	20,060
Net income (loss)	$11,230	$(20,554)	$28,129	$(11,732)

Weighted average shares outstanding
Basic	11,455	11,682	11,321	12,110
Diluted	12,061	11,682	11,827	12,110
Earnings (loss) per share
Basic	$0.98	$(1.76)	$2.48	$(0.97)
Diluted	$0.93	$(1.76)	$2.38	$(0.97)

Other comprehensive income, net of tax
Net income (loss)	$11,230	$(20,554)	$28,129	$(11,732)
Change in foreign currency translation	(193)	(4,308)	(6,719)	5,105
Gain (loss) on pension liability	(8)	(4)	(37)	107
Comprehensive income (loss)	$11,029	$(24,866)	$21,373	$(6,520)
The accompanying notes are an integral part of these condensed consolidated financial statements.

Forum Energy Technologies, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)

(in thousands, except share information)	September 30, 2026	December 31, 2025
Assets
Current assets
Cash and cash equivalents	$35,169	$34,661
Accounts receivable—trade, net of allowances of $11,134 and $8,953	178,278	142,396
Inventories, net	245,058	239,420
Prepaid expenses and other current assets	24,680	23,017
Contract assets	15,345	9,390
Total current assets	498,530	448,884
Property and equipment, net of accumulated depreciation	46,110	51,905
Operating lease assets	79,689	80,733
Deferred financing costs, net	2,766	1,580
Goodwill	77,226	64,667
Intangible assets, net	92,870	93,637
Deferred income taxes, net	7,822	7,887
Other long-term assets	3,007	3,162
Total assets	$808,020	$752,455
Liabilities and equity
Current liabilities
Current portion of long-term debt	$1,125	$1,407
Accounts payable—trade	132,564	94,561
Accrued liabilities	82,148	76,244
Deferred revenue	11,324	17,438
Billings in excess of costs and profits recognized	16,907	16,884
Total current liabilities	244,068	206,534
Long-term debt, net of current portion	126,551	134,521
Deferred income taxes, net	17,608	20,425
Operating lease liabilities	82,055	83,957
Other long-term liabilities	19,551	15,875
Total liabilities	489,833	461,312
Commitments and contingencies
Equity
Common stock, $0.01 par value, 29,600,000 shares authorized, 13,744,778 and 13,192,818 shares issued	137	132
Additional paid-in capital	1,442,217	1,427,589
Treasury stock at cost, 2,272,079 and 2,095,969 shares	(185,631)	(176,669)
Retained deficit	(816,328)	(844,457)
Accumulated other comprehensive loss	(122,208)	(115,452)
Total equity	318,187	291,143
Total liabilities and equity	$808,020	$752,455
The accompanying notes are an integral part of these condensed consolidated financial statements.

Forum Energy Technologies, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
(in thousands)	2026	2025
Cash flows from operating activities
Net income (loss)	$28,129	$(11,732)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation expense	8,920	10,547
Amortization of intangible assets	13,655	15,367
Impairment of property and equipment	—	4,406
Inventory write-down	6,541	17,407
Stock-based compensation expense	7,707	6,371
Deferred income taxes	(2,302)	(3,264)
Gain on sale-leaseback transactions	—	(11,182)
Other	4,335	1,485
Changes in operating assets and liabilities
Accounts receivable—trade	(36,567)	9,812
Inventories	(12,569)	4,158
Prepaid expenses and other current assets	(1,747)	2,761
Cost and estimated profit in excess of billings	(6,120)	(4,434)
Accounts payable, deferred revenue and other accrued liabilities	36,030	(213)
Billings in excess of costs and profits recognized	75	6,476
Net cash provided by operating activities	46,087	47,965
Cash flows from investing activities
Capital expenditures for property and equipment	(4,911)	(4,453)
Proceeds from sale of property and equipment	183	163
Proceeds from sale-leaseback transactions	—	14,574
Payments related to business acquisition, net of cash acquired	(11,833)	—
Net cash provided by (used in) investing activities	(16,561)	10,284
Cash flows from financing activities
Borrowings on Credit Facility	420,296	398,746
Repayments on Credit Facility	(427,512)	(446,353)
Payment of capital lease obligations	(1,355)	(1,413)
Deferred financing costs	(1,659)	(914)
Repurchases of stock	(8,962)	(21,120)
Payment of withheld taxes on stock-based compensation plans	(9,274)	(1,321)
Net cash used in financing activities	(28,466)	(72,375)
Effect of exchange rate changes on cash	(552)	1,158
Net increase (decrease) in cash and cash equivalents	508	(12,968)
Cash and cash equivalents at beginning of period	34,661	44,661
Cash and cash equivalents at end of period	$35,169	$31,693

Supplemental cash flow disclosures
Cash paid for interest	$8,552	$10,681
Cash paid for income taxes	17,358	22,064

Noncash activities
Operating lease assets obtained in exchange for lease obligations	$6,280	$17,132
Finance lease assets obtained in exchange for lease obligations	917	1,033
Accrued purchases of property and equipment	258	91
Stock issuance related to business acquisition	16,200	—
Liability related to business acquisition	6,365	—
The accompanying notes are an integral part of these condensed consolidated financial statements.

Forum Energy Technologies, Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited)

Nine Months Ended September 30, 2026
(in thousands)	Common stock	Additional paid-in capital	Treasury stock	Retained deficit	Accumulated other comprehensive income (loss)	Total equity
Balance at December 31, 2025	$132	$1,427,589	$(176,669)	$(844,457)	$(115,452)	$291,143
Stock-based compensation expense	—	2,520	—	—	—	2,520
Restricted stock issuance, net of shares withheld for taxes	3	(9,277)	—	—	—	(9,274)
Treasury stock	—	—	(4,569)	—	—	(4,569)
Currency translation adjustment	—	—	—	—	(3,612)	(3,612)
Change in pension liability	—	—	—	—	(17)	(17)
Net income	—	—	—	4,492	—	4,492
Balance at March 31, 2026	$135	$1,420,832	$(181,238)	$(839,965)	$(119,081)	$280,683
Stock-based compensation expense	—	2,616	—	—	—	2,616
Treasury stock	—	—	(2,998)	—	—	(2,998)
Currency translation adjustment	—	—	—	—	(2,914)	(2,914)
Change in pension liability	—	—	—	—	(12)	(12)
Net income	—	—	—	12,407	—	12,407
Balance at June 30, 2026	$135	$1,423,448	$(184,236)	$(827,558)	$(122,007)	$289,782
Stock-based compensation expense	—	2,571	—	—	—	2,571
Stock issuance related to business acquisition	2	16,198	—	—	—	16,200
Treasury stock	—	—	(1,395)	—	—	(1,395)
Currency translation adjustment	—	—	—	—	(193)	(193)
Change in pension liability	—	—	—	—	(8)	(8)
Net income	—	—	—	11,230	—	11,230
Balance at September 30, 2026	$137	$1,442,217	$(185,631)	$(816,328)	$(122,208)	$318,187
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
In management's opinion, all adjustments, consisting of normal recurring adjustments, necessary for the fair statement of the Company’s financial position, results of operations and cash flows have been included. Operating results for the three and nine months ended September 30, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026 or any other interim period.
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

Forum Energy Technologies, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
The following table reflects the changes in our contract assets and contract liabilities balances for the nine months ended September 30, 2026 (in thousands):

	September 30, 2026	December 31, 2025	Increase (Decrease)
			$	%
Accrued revenue	$28	$21
Costs and estimated profits in excess of billings	15,317	9,369
Contract assets	$15,345	$9,390	$5,955	63%

Deferred revenue	$11,324	$17,438
Billings in excess of costs and profits recognized	16,907	16,884
Contract liabilities	$28,231	$34,322	$(6,091)	(18)%
During the nine months ended September 30, 2026, our contract assets increased by $6.0 million and our contract liabilities decreased $6.1 million primarily due to the timing of milestone billings for projects in our Subsea product line.
During the nine months ended September 30, 2026, we recognized $29.4 million of revenue that was included in the contract liabilities balance at the beginning of the period.
As of September 30, 2026, the Company’s remaining performance obligations totaled approximately $43.3 million related to contracts with an original expected duration of greater than one year. The remaining performance obligations represent contracted revenue that has not yet been recognized and excludes amounts related to contracts with an original expected duration of one year or less, for which the Company has elected the practical expedient under ASC 606.
The Company expects to recognize approximately $29.7 million of the remaining performance obligations over the next twelve months, with the remainder recognized thereafter, generally over the remaining contract terms, which extend up to three years. Actual timing of revenue recognition may vary due to changes in project scope, execution schedules, or other factors.
4. Acquisition
On August 6, 2026, the Company, through its wholly owned subsidiary, entered into an Asset Purchase Agreement and acquired substantially all the assets and assumed certain liabilities of the Premiere Torque Rings (“PTR”) business of Premiere, Inc. PTR designs, manufactures and supplies patented torque ring products used in oil and natural gas applications. The acquisition expands the Company’s Downhole product offering and is accounted for as a business combination using the acquisition method of accounting. The results of PTR’s operations are included in the Downhole product line within the Artificial Lift and Downhole segment from the acquisition date.
The acquisition-date fair value of consideration transferred was $34.4 million and consisted of $11.8 million of cash, 238 thousand shares of the Company’s common stock with an acquisition-date fair value of $16.2 million, contingent consideration with an acquisition-date fair value of $1.5 million and deferred cash consideration with an acquisition-date fair value of $4.9 million. The contingent consideration is based on the achievement of specified cumulative profit thresholds during the earn-out period and provides for aggregate payments of up to $10.0 million. The contractual deferred cash consideration is payable in six equal semiannual installments beginning six months after the acquisition date. The purchase price allocation is preliminary as it is subject to customary purchase price adjustments.
Acquisition-related costs incurred during the three months ended September 30, 2026 were immaterial and were expensed as transaction expenses. The revenue and earnings of PTR included in the Company’s condensed consolidated statements of comprehensive income since the acquisition date were not material. Supplemental pro forma revenue and earnings information has not been presented because the acquisition was not material to the Company’s condensed consolidated financial statements.

Forum Energy Technologies, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
5. Inventories
The Company's significant components of inventory at September 30, 2026 and December 31, 2025 were as follows (in thousands):

	September 30, 2026	December 31, 2025
Raw materials and parts	$95,798	$95,617
Work in process	31,541	26,001
Finished goods	145,571	140,822
Total inventories	272,910	262,440
Less: inventory reserve	(27,852)	(23,020)
Inventories, net	$245,058	$239,420
6. Goodwill and Intangible Assets
Goodwill
The changes in the carrying amount of goodwill from December 31, 2025 to September 30, 2026, were as follows (in thousands):

Artificial Lift and Downhole
Goodwill, December 31, 2025	$64,667
Acquisitions	14,845
Impact on non-U.S. local currency translation	(2,286)
Goodwill, September 30, 2026	$77,226
In connection with the PTR acquisition, goodwill of $14.8 million was recorded resulting from the total consideration exceeding the fair value of the identifiable net assets acquired. The goodwill was assigned to the Artificial Lift and Downhole segment and is primarily attributable to expected revenue synergies and the assembled workforce. It is not expected to be deductible for income tax purposes.
Goodwill is not amortized and is tested for impairment at least annually or when events and circumstances indicate that fair value may be below its carrying value.
Intangible Assets
Intangible assets consisted of the following as of September 30, 2026 and December 31, 2025, respectively (in thousands):

	September 30, 2026
	Gross Carrying Amount	Accumulated Amortization	Net Intangibles	Amortization Period (In Years)
Customer relationships	$223,653	$(147,858)	$75,795	3 - 15
Patents and technology	32,697	(21,465)	11,232	10 - 19
Trade names and other	28,791	(22,948)	5,843	3 - 19
Total intangible assets	$285,141	$(192,271)	$92,870

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
The preliminary allocation of consideration transferred in the PTR acquisition resulted in the recognition of $15.4 million of identifiable intangible assets, consisting of $11.5 million of customer relationships, $2.8 million of technology and $1.0 million of trade names. The acquired intangible assets are being amortized over estimated useful lives ranging from 8 to 10 years.
Intangible assets with definite lives are tested for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable.
7. Debt
Debt as of September 30, 2026 and December 31, 2025 consisted of the following (in thousands):

	September 30, 2026	December 31, 2025
2029 Bonds	$100,000	$100,000
Credit Facility	30,066	37,282
Other debt	2,111	4,008
Long-term debt, principal amount	132,177	141,290
Debt issuance cost	(4,501)	(5,362)
Long-term debt, carrying value	127,676	135,928
Less: current portion	(1,125)	(1,407)
Long-term debt, net of current portion	$126,551	$134,521
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
The 2029 Bonds contain the following financial covenants: (i) a maximum leverage ratio of 4.0x; and (ii) a minimum liquidity test equal to $25.0 million, in each case, for the Company and its consolidated subsidiaries. The Bond Terms also contain certain equity cure rights with respect to such financial covenants. The 2029 Bonds are also subject to negative covenants as set forth in the Bond Terms. As of September 30, 2026, the Company was in compliance with all of its 2029 Bonds financial covenants.
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
Availability under the Credit Facility is subject to a borrowing base calculated by reference to eligible accounts receivable in the U.S., Canada and certain other jurisdictions (subject to a cap) and eligible inventory in the U.S. and Canada. Our borrowing capacity under the Credit Facility could be reduced or eliminated, depending on future fluctuations in our receivables and inventory. As of September 30, 2026, our total borrowing base was $157.8 million, of which amount $30.1 million was drawn and $33.7 million was used as security for outstanding letters of credit, resulting in remaining availability of $94.0 million.
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
The weighted average interest rate under the Credit Facility was approximately 6.40% and 7.36% for the nine months ended September 30, 2026 and 2025, respectively.
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
As of September 30, 2026, the Company was in compliance with all of its Credit Facility financial covenants.
Other Debt
Other debt consists of various finance leases of equipment.
Letters of Credit and Guarantees
We execute letters of credit in the normal course of business to secure the delivery of product from specific vendors and also to guarantee our fulfillment of performance obligations relating to certain large contracts. The Company had $33.7 million and $36.2 million in total outstanding letters of credit as of September 30, 2026 and December 31, 2025, respectively.
8. Income Taxes
For interim periods, our income tax expense or benefit is computed based on our estimated annual effective tax rate and any discrete items that impact the interim periods. For the three and nine months ended September 30, 2026, the Company recorded a tax expense of $4.0 million and $10.5 million, respectively. For the three and nine months ended September 30, 2025, the Company recorded a tax expense of $10.1 million and $20.1 million, respectively. The estimated annual effective tax rates for all periods were impacted by changes in earnings relative to tax expense and by fluctuations in valuation allowances on net operating loss carryforwards. Furthermore, the tax expense or benefit recorded can vary from period to period depending on the Company’s relative mix of earnings and losses by jurisdiction.
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
We have deferred tax assets related to net operating loss and other tax carryforwards in the U.S. and in certain states and foreign jurisdictions. We recognize deferred tax assets to the extent that we believe these assets are more likely than not to be realized. In making such a determination, we consider all available positive and negative evidence, including, but not limited to, our recent history of pretax losses over the prior three year period, the goodwill and intangible asset impairments for various reporting units, the future reversals of existing taxable temporary differences, the projected future taxable income or loss and tax planning. We believe that there is a reasonable possibility that within the next 12 months, a portion of the valuation allowance will no longer be needed. Release of all or part of the valuation allowance would result in the recognition of certain deferred tax assets and a

Forum Energy Technologies, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
decrease to income tax expense for the period the release is recorded. However, the exact timing and amount of the valuation allowance release are subject to change on the basis of the level of profitability that we are able to actually achieve. As of September 30, 2026, we do not anticipate being able to fully utilize all of the losses prior to their expiration in the following jurisdictions: the U.S., United Kingdom, Singapore and China. As a result, we have certain valuation allowances against our deferred tax assets as of September 30, 2026.
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
9. Fair Value Measurements
The Company had $30.1 million and $100.0 million borrowings outstanding under the Credit Facility and 2029 Bonds as of September 30, 2026, respectively. The Credit Facility incurs interest at a variable interest rate and therefore, the carrying amount approximates fair value. The fair value of the debt is classified as a Level 2 measurement because interest rates charged are similar to other financial instruments with similar terms and maturities.
The fair value of our 2029 Bonds is estimated using Level 2 inputs in the fair value hierarchy and is based on quoted prices for those or similar instruments. At September 30, 2026, the fair value and the carrying value of our 2029 Bonds approximated $105.6 million and $95.5 million, respectively. At December 31, 2025, the fair value and the carrying value of our 2029 Bonds approximated $103.5 million and $94.6 million, respectively.
There were no other significant outstanding financial instruments as of September 30, 2026 and December 31, 2025 that required measuring the amounts at fair value on a recurring basis. We did not change our valuation techniques associated with recurring fair value measurements from prior periods, and there were no transfers between levels of the fair value hierarchy during the nine months ended September 30, 2026.
10. Business Segments
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

Forum Energy Technologies, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Summary financial data by segment follows (in thousands):

	Three Months Ended September 30, 2026			Nine Months Ended September 30, 2026
	Drilling and Completions	Artificial Lift and Downhole	Total	Drilling and Completions	Artificial Lift and Downhole	Total
Revenue from external customers	$146,923	$89,890	$236,813	$412,320	$259,410	$671,730
Intersegment revenue	232	—	232	578	—	578
Segment revenue	147,155	89,890	237,045	412,898	259,410	672,308
Elimination of intersegment revenue			(232)			(578)
Total consolidated revenue			236,813			671,730

Less:
Cost of sales	108,348	54,284	162,632	308,564	156,988	465,552
Selling, general and administrative expenses	24,552	19,517	44,069	67,455	58,399	125,854
Segment operating income	$14,255	$16,089	$30,344	$36,879	$44,023	$80,902

	Three Months Ended September 30, 2025			Nine Months Ended September 30, 2025
	Drilling and Completions	Artificial Lift and Downhole	Total	Drilling and Completions	Artificial Lift and Downhole	Total
Revenue from external customers	$117,250	$78,981	$196,231	$349,950	$239,324	$589,274
Intersegment revenue	219	—	219	325	—	325
Segment revenue	117,469	78,981	196,450	350,275	239,324	589,599
Elimination of intersegment revenue			(219)			(325)
Total consolidated revenue			196,231			589,274

Less:
Cost of sales	107,980	48,233	156,213	280,545	151,100	431,645
Selling, general and administrative expenses	23,040	18,970	42,010	66,631	58,758	125,389
Segment operating income (loss)	$(13,551)	$11,778	$(1,773)	$3,099	$29,466	$32,565

Forum Energy Technologies, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
A reconciliation of segment operating income (loss) to income (loss) before income taxes is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Segment operating income (loss)	$30,344	$(1,773)	$80,902	$32,565
Less:
Other corporate expenses	9,210	8,439	27,693	25,628
Transaction expenses	1,191	254	1,464	489
Gain on sale-leaseback transactions	—	(4,279)	—	(11,182)
Loss (gain) on disposal of assets and other	(18)	(81)	272	249
Interest expense	4,044	4,365	12,457	14,054
Foreign exchange losses (gains) and other, net	733	9	436	(5,001)
Income (loss) before income taxes	$15,184	$(10,480)	$38,580	$8,328
A summary of consolidated assets by reportable segment is as follows (in thousands):

	September 30, 2026	December 31, 2025
Drilling and Completions	$406,306	$385,401
Artificial Lift and Downhole	387,097	353,505
Corporate	14,617	13,549
Total assets	$808,020	$752,455
Corporate assets primarily include cash, certain prepaid assets and deferred loan costs.
The following table presents our revenues disaggregated by product line (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Drilling	$39,232	$32,234	$107,497	$97,193
Subsea	34,696	23,582	103,707	68,111
Stimulation and Intervention	39,069	34,271	110,297	104,555
Coiled Tubing	34,158	27,382	91,397	80,416
Downhole	62,676	48,073	174,275	147,025
Production Equipment	12,835	18,647	45,029	58,368
Valve Solutions	14,379	12,261	40,106	33,931
Eliminations	(232)	(219)	(578)	(325)
Total revenue	$236,813	$196,231	$671,730	$589,274

Forum Energy Technologies, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
The following table presents our revenues disaggregated by geography (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
United States	$105,178	$96,511	$303,036	$307,690
Canada	50,062	34,583	140,881	97,041
Europe & Africa	28,602	20,925	85,703	59,318
Middle East	27,521	26,275	67,355	67,851
Latin America	12,753	7,863	39,192	26,792
Asia-Pacific	12,697	10,074	35,563	30,582
Total revenue	$236,813	$196,231	$671,730	$589,274
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
Tenaris Litigation
In connection with the Tenaris litigation described in Note 11 of the notes to the consolidated financial statements included in Item 8 of the Company’s 2025 Annual Report on Form 10-K filed with the SEC on February 27, 2026, the Court of Appeals issued a written opinion determining that the District Court erred in its dismissal of the Company’s anti-trust claims and Tenaris’ infringement claims. The case was remanded back to the District Court. Based on ongoing negotiations and management's assessment of the probable outcome, the Company recorded a litigation charge of $3.0 million in the third quarter 2026. Although the matter has not been fully resolved and no final settlement agreement has been executed, management believes the accrual at September 30, 2026 represents its best estimate of the probable remaining cost associated with achieving a final resolution of the matter. The reserves accrued at December 31, 2025 were immaterial. In the opinion of management, the Company’s ultimate liability, if any, with respect to these actions is not expected to have a material adverse effect on the Company’s financial position, results of operations or cash flows.
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
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
12. Earnings Per Share
The calculation of basic and diluted earnings per share for each period presented was as follows (dollars and shares in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Net income (loss)	$11,230	$(20,554)	$28,129	$(11,732)

Weighted average shares outstanding - basic	11,455	11,682	11,321	12,110
Dilutive effect of stock options and restricted stock	606	—	506	—
Weighted average shares outstanding - diluted	12,061	11,682	11,827	12,110

Earnings (loss) per share
Basic	$0.98	$(1.76)	$2.48	$(0.97)
Diluted	$0.93	$(1.76)	$2.38	$(0.97)
For the three and nine months ended September 30, 2026, the diluted earnings per share excludes approximately 4 thousand and 39 thousand shares, respectively, and for the three and nine months ended September 30, 2025, the diluted earnings per share excludes approximately 8 thousand and 15 thousand shares, respectively, because they were anti-dilutive. For the three and nine months ended September 30, 2025, the Company was in a net loss position and, as a result, no potentially dilutive securities were included in the denominator for computing diluted loss per share because the impact would have been anti-dilutive. Diluted earnings per share was calculated using treasury stock method for the stock options and restricted stock.
13. Stock-based Compensation
Restricted Stock and Time-Based Restricted Stock Units
During the nine months ended September 30, 2026, the Company granted 63,463 time-based restricted stock units to employees that vest ratably over three years. Also, during the nine months ended September 30, 2026, the Company granted 14,239 time-based restricted stock and 7,668 time-based restricted stock units to non-employee members of the Board of Directors that vest after one year.
Performance Share Awards
During the nine months ended September 30, 2026, the Company granted 31,735 performance restricted stock units (assuming target performance) to employees that vest based upon the Company's total shareholder return compared to the total shareholder return of a group of peer companies over three different performance periods. The performance periods run from January 1, 2026 through December 31, 2026, January 1, 2026 through December 31, 2027 and January 1, 2026 through December 31, 2028, and one-third of each award is allocated to each performance period. The performance restricted stock units may settle for between 0% and 200% of the target units granted.
During the nine months ended September 30, 2026, the Company granted 60,704 performance restricted stock units (assuming target performance) to employees that vest based upon the Company's earnings before interest, taxes, depreciation and amortization expense over the performance period between January 1, 2026 through December 31, 2028. The performance restricted stock units may settle for between 0% and 200% of the target units granted.

Forum Energy Technologies, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Cash-Settled Awards
In October 2026, the Company modified 128,099 previously granted awards of time-based restricted stock units and performance restricted stock units to provide for cash settlement rather than share settlement following vesting. The modification was approved by the Board of Directors following a review of the applicable limitations under the Company's 2016 Stock and Incentive Plan to meet the per-participant limit thereunder. As a result of the modification, the awards are expected to be accounted for as liability-classified awards beginning in the fourth quarter 2026 and will be remeasured at fair value at each reporting date through settlement, with changes in fair value recognized as compensation expense. The Company expects to recognize a one-time incremental stock-based compensation charge of approximately $4.0 million in the fourth quarter 2026 associated with the modification.

Item 2. Management’s discussion and analysis of financial condition and results of operations
CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements are subject to a number of risks and uncertainties, many of which are beyond the Company’s control. All statements, other than statements of historical fact, included in this Quarterly Report on Form 10-Q regarding our strategy, future operations, financial position, estimated revenues and losses, projected costs, prospects, plans and objectives of management are forward-looking statements. When used in this Quarterly Report on Form 10-Q, the words “will,” “could,” “believe,” “anticipate,” “intend,” “estimate,” “expect,” “may,” “continue,” “predict,” “potential,” “project” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words.
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
Overview
FET optimizes customer operations by improving safety, increasing efficiency, and reducing environmental impact. Our highly engineered products include capital equipment and consumable products. FET’s customers include oil and natural gas operators, oilfield service companies, pipeline and refinery operators, defense contractors and renewable energy companies. Consumable products are used by our customers in drilling, well construction and completion activities and at processing centers and refineries. Our capital products are directed at drilling rig equipment for constructing new or upgrading existing rigs, subsea construction and development projects, submarine rescue systems and equipment for military use, pressure pumping equipment, the placement of production equipment on new producing wells, downstream capital projects and capital equipment for renewable energy projects. For the nine months ended September 30, 2026, approximately 75% of our revenue was derived from consumable products and activity-based equipment, while the balance was primarily derived from capital products with a small amount from rental and other services.
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
•Artificial Lift and Downhole. This segment designs, manufactures and supplies products and solutions for the artificial lift, well construction, production and infrastructure markets. The products and solutions consist primarily of: (i) products designed to safeguard artificial lift equipment and downhole cables; (ii) casing and cementing equipment used in well construction; (iii) customized downhole technology solutions, providing sand and flow control products for heavy oil applications; (iv) engineered process systems, production equipment, as well as specialty separation equipment; and (v) a wide range of industrial valves focused on oil and natural gas as well as power generation, renewable energy and other general industrial applications.
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
During the third quarter 2026, global oil and natural gas markets continued to be influenced by Middle East geopolitical developments. Despite ongoing diplomatic discussions, military and maritime security incidents in the region persisted throughout the quarter, contributing to uncertainty regarding global energy supplies and transportation routes. In addition, shipping and fuel surcharges impacted the supply of goods. Market participants remained particularly focused on conditions in and around the Strait of Hormuz, where shipping activity and energy exports remained below pre-conflict levels and subject to security concerns and disruptions. Industry reports indicated that global crude oil and refined product inventories declined during the quarter, contributing to concerns regarding supply adequacy and increasing market sensitivity to actual or perceived disruptions to production, exports and transportation infrastructure.
In North America, customer activity increased during the third quarter 2026 in conjunction with higher commodity prices and tightening global inventory levels. While public company operators generally continued to emphasize capital discipline, private operators accounted for much of the increased activity in the quarter. Customers remain focused on operational efficiency, equipment utilization and technologies designed to improve productivity.
Over the course of the quarter, energy markets experienced heightened volatility, driven by supply concerns, constrained shipping activity and the incorporation of a risk premium into commodity prices. Average crude oil prices decreased compared to the second quarter 2026, but remained significantly above third quarter 2025 levels. Crude oil prices were elevated during portions of the quarter, as market participants reacted to actual and potential disruptions in global supply. North American natural gas prices remained relatively subdued during the quarter, reflecting strong domestic production and seasonal factors.
Despite elevated energy prices during portions of the quarter, industry activity levels remained broadly influenced by customers’ capital discipline, geopolitical uncertainty and broader macroeconomic conditions. Many operators continued to prioritize free cash flow generation, operational efficiency and investment returns when making capital allocation decisions. Looking forward, while commodity prices are expected to continue to fluctuate due to geopolitical developments and global economic conditions, we expect customers to maintain their focus on capital discipline, operational efficiency and investment returns. However, we continue to believe that long‑term global energy demand, ongoing production declines in mature fields, and customers’ focus on efficiency, safety, and emissions reduction will continue to support demand for our products and technologies.
The table below shows average crude oil and natural gas prices for West Texas Intermediate (“WTI”), Brent and Henry Hub. Average crude oil prices during the third quarter 2026 increased compared to the prior year. The higher prices reflected tightening global supply conditions, lower inventory levels and continued uncertainty affecting energy productions, exports and transportation routes in the Middle East.

	Three Months Ended
	September 30,	June 30,	September 30,
	2026	2026	2025
Average global oil, $/bbl
WTI	$87.12	$95.65	$65.78
Brent	$96.30	$102.63	$69.03
Average North American Natural Gas, $/Mcf
Henry Hub	$2.87	$2.95	$3.03
The table below shows the average number of active drilling rigs operating by geographic area and drilling for different purposes based on the weekly rig count information published by Baker Hughes Company.

	Three Months Ended
	September 30,	June 30,	September 30,
	2026	2026	2025
Active Rigs by Location
United States	589	554	540
Canada	205	149	177
International	1,107	1,056	1,080
Global Active Rigs	1,901	1,759	1,797

Land vs. Offshore Rigs
Land	1,639	1,510	1,540
Offshore	262	249	257
Global Active Rigs	1,901	1,759	1,797

U.S. Commodity Target
Oil	451	420	417
Gas	129	126	118
Unclassified	9	8	5
Total U.S. Active Rigs	589	554	540

U.S. Well Path
Horizontal	530	482	475
Vertical	12	12	13
Directional	47	60	52
Total U.S. Active Rigs	589	554	540

The table below shows the amount of total inbound orders by segment:

	Three Months Ended			Nine Months Ended
	September 30,	June 30,	September 30,	September 30,	September 30,
(in thousands of dollars)	2026	2026	2025	2026	2025
Drilling and Completions	$142,238	$144,308	$151,473	$422,004	$461,398
Artificial Lift and Downhole	101,544	91,631	88,517	278,885	242,410
Total Orders	$243,782	$235,939	$239,990	$700,889	$703,808

Results of operations
Three months ended September 30, 2026 compared with three months ended September 30, 2025

	Three Months Ended September 30,		Change
(in thousands of dollars, except per share information)	2026	2025	$	%
Revenue
Drilling and Completions	$147,155	$117,469	$29,686	25.3%
Artificial Lift and Downhole	89,890	78,981	10,909	13.8%
Eliminations	(232)	(219)	(13)	*
Total revenue	236,813	196,231	40,582	20.7%
Segment operating income (loss)
Drilling and Completions	14,255	(13,551)	27,806	205.2%
Operating margin %	9.7%	(11.5)%
Artificial Lift and Downhole	16,089	11,778	4,311	36.6%
Operating margin %	17.9%	14.9%
Corporate	(9,210)	(8,439)	(771)	(9.1)%
Total segment operating income (loss)	21,134	(10,212)	31,346	307.0%
Operating margin %	8.9%	(5.2)%
Transaction expenses	1,191	254	937	*
Gain on sale-leaseback transactions	—	(4,279)	4,279	*
Gain on disposal of assets and other	(18)	(81)	63	*
Operating income (loss)	19,961	(6,106)	26,067	426.9%
Interest expense	4,044	4,365	(321)	(7.4)%
Foreign exchange losses and other, net	733	9	724	*
Total other expense	4,777	4,374	403	9.2%
Income (loss) before income taxes	15,184	(10,480)	25,664	244.9%
Income tax expense	3,954	10,074	(6,120)	(60.8)%
Net income (loss)	$11,230	$(20,554)	$31,784	154.6%

Weighted average shares outstanding
Basic	11,455	11,682
Diluted	12,061	11,682
Earnings (loss) per share
Basic	$0.98	$(1.76)
Diluted	$0.93	$(1.76)
* not meaningful

Revenue
Our revenue for the three months ended September 30, 2026 was $236.8 million, an increase of $40.6 million, or 20.7%, compared to the three months ended September 30, 2025. For the three months ended September 30, 2026, our Drilling and Completions and our Artificial Lift and Downhole segments comprised 62.1% and 37.9% of our total revenue, respectively, compared to 59.8% and 40.2% of our total revenue, respectively, for the three months ended September 30, 2025. The changes in revenue by operating segment consisted of the following:
Drilling and Completions segment — Revenue was $147.2 million for the three months ended September 30, 2026, an increase of $29.7 million, or 25.3%, compared to the three months ended September 30, 2025. The increase was primarily attributable to higher project revenue and parts sales in the Subsea product line, as well as increased demand for coiled tubing, wireline cable, radiators, and drilling-related capital products due to improved international and offshore drilling and completions activity.
Artificial Lift and Downhole segment — Revenue was $89.9 million for the three months ended September 30, 2026, an increase of $10.9 million, or 13.8%, compared to the three months ended September 30, 2025. The increase in revenue was primarily attributable to higher sand and flow control product sales, as well as higher midstream-related valve product sales. These increases were partially offset by lower demand for production equipment and technologies.
Segment operating income and segment operating margin percentage
Segment operating income for the three months ended September 30, 2026 was $21.1 million, a $31.3 million increase compared to loss of $10.2 million for the three months ended September 30, 2025. For the three months ended September 30, 2026, segment operating margin percentage was 8.9% compared to (5.2)% for the three months ended September 30, 2025. Segment operating margin percentage is calculated by dividing segment operating income (loss) by revenue for the period. The change in operating income for each segment is explained as follows:
Drilling and Completions segment — Segment operating income was $14.3 million, or 9.7%, for the three months ended September 30, 2026 compared to loss of $13.6 million, or (11.5)%, for the three months ended September 30, 2025. The $27.8 million increase in segment operating results was driven by revenue growth across all product lines, operating leverage, and benefits from cost savings initiatives. The increase was also driven by higher prior-year costs, such as inventory write-downs, asset impairments, and related charges arising from the Company’s strategic decision to consolidate facilities and discontinue certain products.
Artificial Lift and Downhole segment — Segment operating income was $16.1 million, or 17.9%, for the three months ended September 30, 2026 compared to $11.8 million, or 14.9%, for the three months ended September 30, 2025. The $4.3 million increase was primarily driven by the income contributed from Premiere Torque Rings ("PTR") acquisition and increased sales volume for sand and flow control products.
Corporate — Selling, general and administrative expenses for Corporate were $9.2 million for the three months ended September 30, 2026 compared to $8.4 million for the three months ended September 30, 2025. This increase was primarily due to acquisition-related transaction costs.
Other items not included in segment operating income
Transaction expenses, gain on sale-leaseback transactions, and gain (loss) on the disposal of assets and other are not included in segment operating income, but are included in total operating income (loss).
Other income and expense
Other income and expense includes interest expense and foreign exchange gains (losses) and other. We incurred $4.0 million of interest expense during the three months ended September 30, 2026, a decrease of $0.3 million compared to the three months ended September 30, 2025, due to decreased borrowings. See Note 7 Debt for further details related to debt.
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

Taxes
We recorded tax expense of $4.0 million and $10.1 million for the three months ended September 30, 2026 and 2025, respectively. The income tax expense during the three months ended September 30, 2026 was partially driven by a decrease to valuation allowances on certain deferred tax assets. The estimated annual effective tax rates for the three months ended September 30, 2026 and 2025 were impacted by changes in earnings relative to tax expense and by fluctuations in valuation allowances on certain net operating loss carryforwards. Furthermore, the tax expense or benefit recorded can vary from period to period depending on the Company’s relative mix of earnings and losses by jurisdiction.

Results of operations
Nine months ended September 30, 2026 compared with nine months ended September 30, 2025

	Nine Months Ended September 30,		Change
(in thousands of dollars, except per share information)	2026	2025	$	%
Revenue
Drilling and Completions	$412,898	$350,275	$62,623	17.9%
Artificial Lift and Downhole	259,410	239,324	20,086	8.4%
Eliminations	(578)	(325)	(253)	*
Total revenue	671,730	589,274	82,456	14.0%
Segment operating income
Drilling and Completions	36,879	3,099	33,780	1,090.0%
Operating margin %	8.9%	0.9%
Artificial Lift and Downhole	44,023	29,466	14,557	49.4%
Operating margin %	17.0%	12.3%
Corporate	(27,693)	(25,628)	(2,065)	(8.1)%
Total segment operating income	53,209	6,937	46,272	667.0%
Operating margin %	7.9%	1.2%
Transaction expenses	1,464	489	975	*
Gain on sale-leaseback transactions	—	(11,182)	11,182	*
Loss on disposal of assets and other	272	249	23	*
Operating income	51,473	17,381	34,092	196.1%
Interest expense	12,457	14,054	(1,597)	(11.4)%
Foreign exchange losses (gains) and other, net	436	(5,001)	5,437	*
Total other expense	12,893	9,053	3,840	42.4%
Income before income taxes	38,580	8,328	30,252	363.3%
Income tax expense	10,451	20,060	(9,609)	(47.9)%
Net income (loss)	$28,129	$(11,732)	$39,861	339.8%

Weighted average shares outstanding
Basic	11,321	12,110
Diluted	11,827	12,110
Earnings (loss) per share
Basic	$2.48	$(0.97)
Diluted	$2.38	$(0.97)
* not meaningful

Revenue
Our revenue for the nine months ended September 30, 2026 was $671.7 million, an increase of $82.5 million, or 14.0%, compared to the nine months ended September 30, 2025. For the nine months ended September 30, 2026, our Drilling and Completions and our Artificial Lift and Downhole segments comprised 61.4% and 38.6% of our total revenue, respectively, compared to 59.4% and 40.6% of our total revenue, respectively, for the nine months ended September 30, 2025. The changes in revenue by operating segment consisted of the following:
Drilling and Completions segment — Revenue was $412.9 million for the nine months ended September 30, 2026, an increase of $62.6 million, or 17.9%, compared to the nine months ended September 30, 2025. The increase was primarily attributable to higher project revenue and parts sales in the Subsea product line, as well as increased demand for coiled tubing, wireline cable, radiators, and drilling-related capital products due to improved international and offshore drilling and completions activity.
Artificial Lift and Downhole segment — Revenue was $259.4 million for the nine months ended September 30, 2026, an increase of $20.1 million, or 8.4%, compared to the nine months ended September 30, 2025. The increase in revenue was primarily attributable to higher sand and flow control product sales, as well as higher valve product sales reflecting the absence of prior-year period tariff‑related sales impacts. These increases were partially offset by lower demand for production equipment and technologies.
Segment operating income and segment operating margin percentage
Segment operating income for the nine months ended September 30, 2026 was $53.2 million, a $46.3 million increase, compared to $6.9 million for the nine months ended September 30, 2025. For the nine months ended September 30, 2026, segment operating margin percentage was 7.9%, compared to 1.2% for the nine months ended September 30, 2025. Segment operating margin percentage is calculated by dividing segment operating income by revenue for the period. The change in operating income for each segment is explained as follows:
Drilling and Completions segment — Segment operating income was $36.9 million, or 8.9%, for the nine months ended September 30, 2026 compared to $3.1 million, or 0.9%, for the nine months ended September 30, 2025. The $33.8 million increase in segment operating results was driven by operating leverage from revenue growth across all product lines, as well as benefits from cost savings initiatives. The increase was also driven by higher prior-year costs, such as inventory write-downs, asset impairments, and related charges arising from the Company’s strategic decision to consolidate facilities and discontinue certain products.
Artificial Lift and Downhole segment — Segment operating income was $44.0 million, or 17.0%, for the nine months ended September 30, 2026 compared to $29.5 million, or 12.3%, for the nine months ended September 30, 2025. The $14.6 million increase was primarily driven by the income contributed from PTR acquisition, and increased sales volume for sand and flow control products and valve products.
Corporate — Selling, general and administrative expenses for Corporate were $27.7 million for the nine months ended September 30, 2026 compared to $25.6 million for the nine months ended September 30, 2025. This increase was primarily due to acquisition-related transaction costs.
Other items not included in segment operating income
Transaction expenses, gain on sale-leaseback transactions, and gain (loss) on the disposal of assets and other are not included in segment operating income, but are included in total operating income (loss).
Other income and expense
Other income and expense includes interest expense and foreign exchange gains (losses) and other. We incurred $12.5 million of interest expense during the nine months ended September 30, 2026, a decrease of $1.6 million compared to the nine months ended September 30, 2025, due to decreased borrowings. See Note 7 Debt for further details related to debt.
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

Taxes
We recorded tax expense of $10.5 million and $20.1 million for the nine months ended September 30, 2026 and 2025, respectively. The income tax expense during the nine months ended September 30, 2026 was favorably impacted by a decrease to valuation allowances on certain deferred tax assets and the relative mix of earnings and losses by jurisdiction. The estimated annual effective tax rates for the nine months ended September 30, 2026 and 2025 were driven primarily by changes in earnings relative to tax expense and to fluctuations in valuation allowances on certain net operating loss carryforwards. Furthermore, the tax expense or benefit recorded can vary from period to period depending on the Company’s relative mix of earnings and losses by jurisdiction.
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
As of September 30, 2026, we had $30.1 million of borrowings under our revolving Credit Facility and $100.0 million principal amount of the 2029 Bonds outstanding. See Note 7 Debt for further details related to the terms for our debt arrangements.
As of September 30, 2026, we had cash and cash equivalents of $35.2 million and $94.0 million of availability under the Credit Facility. We anticipate that our future working capital requirements for our operations will fluctuate directionally with revenues. Furthermore, availability under the Credit Facility will fluctuate directionally based on the level of our eligible accounts receivable and inventory subject to applicable sublimits. In addition, we expect total 2026 capital expenditures to be below $10.0 million, primarily for replacement of end of life machinery and equipment.
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
Our Board of Directors approved programs for the repurchase of outstanding shares of our common stock. From the inception of the programs in November 2021 through September 30, 2026, we repurchased approximately 1.9 million shares of our common stock for aggregate consideration of $50.8 million. We repurchased approximately 0.2 million shares of our common stock for aggregate consideration of $9.0 million during the nine months ended September 30, 2026.
In August 2026, we completed the PTR acquisition for consideration of $11.8 million of cash, subject to customary purchase price adjustments, and excluding contingent earn-out payments of up to $10.0 million. We may pursue additional acquisitions in the future, which may be funded with cash, equity or a combination thereof.
Our cash flows for the nine months ended September 30, 2026 and 2025 are presented below (in thousands):

	Nine Months Ended September 30,
	2026	2025
Net cash provided by operating activities	$46,087	$47,965
Net cash provided by (used in) investing activities	(16,561)	10,284
Net cash used in financing activities	(28,466)	(72,375)
Effect of exchange rate changes on cash	(552)	1,158
Net increase (decrease) in cash and cash equivalents	$508	$(12,968)

Net cash provided by operating activities
Net cash provided by operating activities was $46.1 million for the nine months ended September 30, 2026 compared to net cash provided by operating activities of $48.0 million for the nine months ended September 30, 2025. The decrease was primarily due to higher working capital requirements, driven by an increase in accounts receivable associated with higher revenue, resulting in a use of cash of $20.9 million in the 2026 period compared to net cash provided of $18.6 million in the prior period. Partially offsetting this increase in operating cash flows was an increase in net income adjusted for non-cash items, which provided $67.0 million of cash in 2026 compared to $29.4 million in 2025.
Net cash provided by (used in) investing activities
Net cash used in investing activities was $16.6 million for the nine months ended September 30, 2026, driven by PTR acquisition of $11.8 million and capital expenditures of $4.9 million. Net cash provided by investing activities was $10.3 million for the nine months ended September 30, 2025, primarily from $14.6 million proceeds from a sale-leaseback transaction, offset by capital expenditures of $4.5 million.
Net cash used in financing activities
Net cash used in financing activities was $28.5 million for the nine months ended September 30, 2026 compared to $72.4 million of cash used in financing activities for the nine months ended September 30, 2025. The change was primarily driven by payments of stock-based compensation taxes of $9.3 million, repurchases of stock of $9.0 million and $7.2 million in net repayments under the revolving Credit Facility during 2026. This compares to $47.6 million in net repayments under the revolving Credit Facility, repurchases of stock of $21.1 million and payments of stock-based compensation taxes of $1.3 million during the prior year period.
Critical accounting policies and estimates
There have been no material changes in our critical accounting policies and estimates during the nine months ended September 30, 2026. For a detailed discussion of our critical accounting policies and estimates, refer to our 2025 Annual Report on Form 10-K. For recent accounting pronouncements, refer to Note 2 Recent Accounting Pronouncements.
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
Our management, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b) as of September 30, 2026. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2026.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
Information related to Item 1. Legal Proceedings is included in Note 11 Commitments and Contingencies, which is incorporated herein by reference.
Item 1A. Risk Factors
For additional information about our risk factors, see “Risk Factors” in Item 1A of our 2025 Annual Report on Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Our Board of Directors approved programs for the repurchase of outstanding shares of our common stock with an aggregate purchase amount of up to $10.0 million (the “November 2021 Program”) and $75.0 million (the “December 2024 Program”), in November 2021 and December 2024, respectively. The December 2024 Program replaced the authority granted under the November 2021 Program. Shares may be repurchased under the December 2024 Program from time to time, in amounts and at prices that the Company deems appropriate, subject to market and business conditions, applicable legal requirements and other considerations. The program may be executed using open market purchases pursuant to Rule 10b-18 under the Securities Exchange Act of 1934 (the “Exchange Act”), in privately negotiated agreements or by way of issuer tender offers, Rule 10b5-1 plans or other transactions. From the inception of the programs in November 2021 through September 30, 2026, we repurchased approximately 1.9 million shares of our common stock for aggregate consideration of $50.8 million. We repurchased approximately 0.2 million shares of our common stock for aggregate consideration of $9.0 million during the nine months ended September 30, 2026.
The following table is a summary of our repurchases of our common stock during the three months ended September 30, 2026. As of September 30, 2026, the remaining authorization under the repurchase program is $31.7 million.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plan or programs	Maximum value of shares that may yet be purchased under the plan or program (in thousands)
July 1, 2026 - July 31, 2026	27,271	$51.10	27,271	$31,734
August 1, 2026 - August 31, 2026	—	$—	—	$31,734
September 1, 2026 - September 30, 2026	—	$—	—	$31,734
Total	27,271	$51.10	27,271
On August 6, 2026, the Company acquired PTR for aggregate contractual consideration of approximately $43.4 million, including a $10.0 million contingent earn-out, subject to customary post-closing adjustments. The consideration consisted of cash, 237,552 shares of our common stock (the “Shares”), deferred cash payments and the contingent earn-out. The Shares were offered and sold in reliance on the exemption afforded by Section 4(a)(2) of the Securities Act. Pursuant to the Asset Purchase Agreement (the “Purchase Agreement”), dated as of August 6, 2026, by and among us, Forum US, Inc., Premiere, Inc. and Lee J. Matherne, Jr., we were obligated to prepare and file a registration statement, or a prospectus supplement to an existing registration statement, to permit the resale from time to time as permitted by Rule 415 promulgated under the Securities Act, of the Shares acquired by Premiere, Inc. pursuant to the Purchase Agreement. On August 28, 2026, we filed a prospectus supplement to our shelf registration statement on Form S-3 (File No. 333-298624), registering the resale of the Shares by Premiere, Inc. from time to time.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
Rule 10b5-1 Trading Plan
During the quarter ended September 30, 2026, no director or Section 16 officer adopted, modified or terminated Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements.

Item 6. Exhibits

Exhibit
Number		DESCRIPTION

10.1	—	Form of 2026 Employee Cash Award Agreement under the Forum Energy Technologies, Inc. Second Amended and Restated 2016 Stock and Incentive Plan.

10.2	—	Amendment to Restricted Stock Unit Award Agreements, dated October 6, 2026 by and between Forum Energy Technologies, Inc. and Neal Lux.

31.1*	—	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	—	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	—	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	—	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	—	Inline XBRL Instance Document.

101.SCH*	—	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	—	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB*	—	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	—	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF*	—	Inline XBRL Taxonomy Extension Definition Linkbase Document.

104*	—	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*Filed herewith.
**Furnished herewith.
#Identifies management contracts and compensatory plans or arrangements.

SIGNATURES
As required by Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has authorized this report to be signed on its behalf by the undersigned authorized individuals.

FORUM ENERGY TECHNOLOGIES, INC.
Date:	October 30, 2026	By:	/s/ D. Lyle Williams, Jr.
D. Lyle Williams, Jr.
Executive Vice President and Chief Financial Officer
(As Duly Authorized Officer and Principal Financial Officer)

		By:	/s/ Katherine C. Keller
Katherine C. Keller
Senior Vice President and Chief Accounting Officer
(As Duly Authorized Officer and Principal Accounting Officer)